Form 10-K
period 2014-12-31
FMC CORP
filed 2015-02-27
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
or

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

LARGE ACCELERATED FILER	X	ACCELERATED FILER

NON-ACCELERATED FILER		SMALLER REPORTING COMPANY
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2014, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $9,430,877,574. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	December 31, 2014
Common Stock, par value $0.10 per share	133,317,671

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2015 Annual Meeting of Stockholders	Part III

FMC Corporation
2014 Form 10-K Annual Report

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
General
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Our food ingredients are used to enhance texture, color, structure and physical stability. The pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Some of our products are increasingly being used as an active ingredients in nutraceutical and pharmaceutical markets. Our FMC Minerals segment manufactures a wide range of inorganic materials, including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium is utilized in energy storage, specialty polymers and pharmaceutical synthesis.

Discontinued Operations Presentation - FMC Alkali Chemicals
In September 2014, we announced our decision to pursue the sale of our FMC Alkali Chemicals division (“ACD”). On February 3, 2015, we signed a definitive agreement to sell ACD to a wholly owned subsidiary of Tronox Limited and we expect the sale to be completed in early 2015 subject to customary regulatory approvals and closing conditions.
We have concluded, as a result of the signing of the definitive agreement, that ACD has met the criteria to be an asset held for sale and therefore will be presented as a discontinued operation in accordance with U.S. generally accepted accounting principles ("GAAP") in future reporting periods. In accordance with GAAP, the reclassification of ACD from a continuing operation to a discontinued operation occurs in the period for which the discontinued operation criteria has been met. Therefore as of December 31, 2014, ACD is accounted for as a continuing operation of FMC and throughout this Form 10-K ACD is included in the results of continuing operations.
Beginning with the first quarter 2015 reporting on Form 10-Q, the results of operations of ACD will be reclassified to reflect the business as a discontinued operation for all periods presented and the assets and liabilities of the business will be reclassified as held for sale. Our FMC Minerals segment, which previously included our FMC Alkali Chemicals and FMC Lithium divisions, will be renamed FMC Lithium.
As of the date of this Form 10-K filing (February 27, 2015) since we have concluded that ACD is classified as a discontinued operation, the following discussion within Item 1 pertains to the continuing businesses of FMC excluding ACD.
All other sections within this Form 10-K, unless explicitly stated, include ACD as a continuing operation.

Cheminova A/S
On September 8, 2014, we entered into a definitive Share Purchase Agreement (the "Purchase Agreement") with Auriga Industries A/S, a Denmark Aktieselskab ("Aurgia") and Cheminova A/S, a Denmark Aktieselskab, a wholly owned subsidiary of Auriga ("Cheminova"). Pursuant to the terms and conditions set forth in the Purchase Agreement, we have agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish Krone or approximately $1.4 billion, excluding net debt to be assumed of approximately $0.3 billion (the “Acquisition”) as of December 31, 2014. We expect to complete the Acquisition in early 2015.

FMC Strategy
Over the last five years, FMC has undergone a portfolio transformation. During the first part of this year, we expect to close on two significant transactions - the divestiture of our Alkali Chemicals division and the acquisition of Cheminova - that will shape FMC into a stronger, focused company serving agriculture, health and nutrition end markets.
We expect to complete the divestiture of our Alkali Chemicals division in early 2015. The proceeds from the sale will be used to fund the acquisition of Cheminova and allow us to maintain a strong balance sheet and financial flexibility. Subsequently, our FMC Lithium division will become a standalone reporting segment. We intend to make investments that will allow FMC Lithium to take advantage of strong underlying growth potential and leading positions in a well-structured industry.
The integration of Cheminova into FMC Agricultural Solutions is an integral part of FMC’s strategy to become a more focused and global agriculture, health and nutrition company with strong competitive positions in fast-growing markets. Our combined company will have broader market access in Europe, Latin America and key Asia-Pacific markets such as India and Australia. Our complementary technologies will lead to improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. The integration strengthens our leadership position in crop protection chemistry and expands our position in a variety of crop segments. The combined company will benefit from deeper regulatory expertise and access to local markets. Following the acquisition, FMC will be positioned among the largest agrochemical companies in world. We will have the scale to operate with greater resources and global reach, but will retain the service, reliability and entrepreneurial spirit of a smaller company.
In Health and Nutrition, we have a portfolio of naturally-derived, functional ingredients that serve health, nutraceutical and nutrition end markets. Our focus is on providing innovative solutions  to our customers by leveraging our application know-how in the nutrition, nutraceutical and pharmaceutical markets as well as differentiating the manufacture and delivery of our market leading products through best in class Quality, Service, Reliability (QSR). With QSR at the forefront, we have recently undertaken an effort to optimize our organizational and manufacturing footprints to improve our cost competitiveness. We will continue to implement Manufacturing Excellence programs, pursue process technology improvements and develop innovative application solutions to drive the highest value for our customers.
We will maintain our commitment to enterprise sustainability, including responsible stewardship. As we grow, we will do so in a responsible way. Safety is and will remain of utmost importance. Meeting and exceeding our customers’ expectations will continue to be a primary focus. We will, as always, conduct our business in an ethical manner.

Financial Information About Our Business Segments
(Financial Information (in Millions))
See Note 19 "Segment Information" to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.
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

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
	Fungicides	Synthetic and biological chemical intermediates	Protection of crops, including fruits and vegetables from fungal disease

FMC Health and Nutrition	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, pharmaceutical and nutraceutical encapsulates
	Alginates	Refined seaweed	Food ingredient, pharmaceutical excipient, healthcare and industrial uses
	Natural Colorants	Plant sources, select insect species	Food, pharmaceutical and cosmetics
	Pectin	Citrus fruit peels	Food ingredients for texture and stabilizing

	Omega-3 EPA/DHA	Fish oils	Nutraceutical and pharmaceutical uses.

FMC Minerals (To be renamed "FMC Lithium")	Lithium	Extracted lithium	Batteries, polymers, pharmaceuticals, greases and lubricants, glass and ceramics and other industrial uses
	Soda Ash (1)	Mined trona ore	Glass, chemicals, detergents
______________

(1)	Product of FMC Alkali Chemicals division, expected to be sold in early 2015.

With a worldwide manufacturing and distribution infrastructure, we are able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to mitigate the impact of currency volatility. The charts below detail our sales and long-lived assets by major geographic region.

FMC Agricultural Solutions

AGRICULTURAL SOLUTIONS: REVENUE AND OPERATING MARGIN 2012-2014

$2,200
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
60%
50%
40%
30%
20%
10%
0%
1,764
2,146
2,174
26%
25%
23%
2012
2013
2014
Revenue
Operating Margin

Overview
Our FMC Agricultural Solutions segment, which represents approximately 54 percent of our 2014 consolidated revenues, operates in the agrochemicals industry. This segment develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products.

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
In the Latin American region, which includes the large agricultural market of Brazil, we sell directly to large growers through our own sales and marketing organization, and we access the market through independent distributors. In North America, we access the market through several major national and regional distributors and have our own sales and marketing organization in Canada. We currently access key European markets utilizing a distributor model and through joint venture arrangements. Following the Cheminova acquisition, we will use a combination of our existing model alongside Cheminova’s direct market access positions. We access key Asian markets either through local independent distributors or our own sales and marketing organizations. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 40 percent, 20 percent and 20 percent of global industry revenue, respectively.
The agrochemicals industry is relatively consolidated. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent approximately 65 percent of the industry’s global sales. The next tier of agrochemical producers include FMC, ADAMA Agricultural Solutions, Ltd., Sumitomo Chemical Company Ltd., Nufarm Ltd., Arysta LifeScience Corp., United Phosphorous Ltd. and Cheminova AS. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, as well as supported by a low-cost manufacturing model.

Growth
The acquisition of Cheminova positions FMC among leading agrochemical producers in the world.  Our complementary technologies will lead to improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. We will take advantage of enhanced market access positions and an expanded portfolio to deliver near-term growth.
We will continue to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and related technologies in order to strengthen our product portfolio and our capabilities to effectively service our target markets and customers.
Our growth efforts focus on developing environmentally compatible and sustainable solutions that can effectively increase farmers’ yields and provide cost-effective alternatives to chemistries which may be prone to resistance. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies and alliances that bolster our market access, complement our existing product portfolio or provide entry into adjacent spaces. We have entered into a range of development and distribution agreements with other companies that provide us access to new technologies and products which we can subsequently commercialize.
FMC Health and Nutrition

Overview
Our FMC Health and Nutrition segment, which represents 21 percent of our 2014 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and omega-3 oils. The majority of FMC Health and Nutrition sales are to customers in non-cyclical end markets. We believe our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and close working relationships we have developed with key global customers.

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

FMC Minerals (to be renamed FMC Lithium)

Overview
Our FMC Minerals segment, which in 2014 included the results of our FMC Alkali Chemicals division, represents 26 percent of our 2014 consolidated revenues, and during FY2014 participated in the alkali chemicals and lithium products markets.
Products and Markets

Effective February 2015, our FMC Minerals segment has been renamed FMC Lithium as the FMC Alkali Chemicals division has been classified as a discontinued operation, as FMC Alkali Chemicals is under contract to be sold, and the sale is expected to be completed in early 2015. The following discussion pertains only to the FMC Lithium business.
Lithium
Lithium is a business based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end markets, we have focused our strategy on the energy storage, polymer and pharmaceutical markets and other industrial markets.
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

Industry Overview
FMC Lithium serves a diverse group of markets, from economically sensitive industrial sectors to technology-intensive specialty markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric and hybrid electric batteries in automobiles.
The markets for lithium chemicals are global with significant growth occurring outside the U.S. in Japan, China and South Korea, driven by the development and manufacture of lithium ion batteries. There are three key producers of lithium compounds: FMC, Albemarle Corporation, previously Rockwood Holdings, Inc. and Sociedad Química y Minera de Chile S.A. Spodumene ore is also converted to lithium compounds by a large number of Chinese producers. We expect a few new producers may add primary inorganics capacity to the global lithium supply in the future. FMC and Albemarle Corporation are the primary producers of lithium specialties.
Source and Availability of Raw Materials
Our raw material requirements vary by business segment and primarily include processed chemicals, seaweed, specialty wood pulps, mineral-related natural resources (lithium brines) and energy sources such as gas, coal, oil and electricity. During 2014 we encountered no significant difficulties in obtaining adequate supplies of our raw materials.
Raw materials used by FMC Agricultural Solutions, primarily processed chemicals, are obtained from a variety of suppliers worldwide. Raw materials used by FMC Health and Nutrition include various types of seaweed, specialty pulps, natural colorant raw materials and fish oils that are all sourced on a global basis and purchased from selected global producers/suppliers. We extract ores used in FMC Lithium’s manufacturing processes from lithium brines in Argentina.
Patents
We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any individual or combination of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions.
Seasonality
The seasonal nature of the crop protection market and the geographic spread of the FMC Agricultural Solutions business can result in significant variations in quarterly earnings among geographic locations. FMC Agricultural Solutions' products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in earnings in the first, second and third quarters. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters. The remainder of our business is generally not subject to significant seasonal fluctuations.
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
Our FMC Health and Nutrition segment has significant positions in markets that include alginate, carrageenan, and microcrystalline cellulose. We compete with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than we are, while in seaweed extracts (carrageenan and alginates) and omega-3 fish oils, we compete with other broad-based chemical companies.

The to-be-renamed FMC Lithium segment sells lithium-based products worldwide. We and our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina and Chile, which are believed to be the world’s most significant and lowest cost sources of lithium.
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

	Year Ended December 31,
(in Millions)	2014	2013	2012
FMC Agricultural Solutions	$111.8	$100.5	$95.4
FMC Health and Nutrition	10.0	10.5	9.9
FMC Minerals	6.5	6.7	6.7
Total	$128.3	$117.7	$112.0
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 6,000 people (including approximately 1,000 employees who currently work in our FMC Alkali Chemicals division), with about 2,500 people in our domestic operations and 3,500 people in our foreign operations.
Approximately 10 percent of our U.S.-based (excluding our FMC Alkali Chemicals division) and 35 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2015, two foreign collective-bargaining agreements will expire. These contracts affect about 20 percent of our foreign-based employees.
Securities and Exchange Commission Filings
Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.
In accordance with New York Stock Exchange (NYSE) rules, on May 22, 2014, we filed a certification signed by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Industry Risks:
Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity utilization - Our businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•
Competition - All of our segments face competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Our FMC Agricultural Solutions, competition includes not only generic suppliers of the same pesticidal active ingredient, but also alternative proprietary pesticide chemistries, crop protection technologies that are bred into or applied onto seeds, and intellectual property regarding production or use of pesticides. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue.

•
Changes in our customer base - Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our FMC Minerals and FMC Health and Nutrition businesses are most sensitive to this risk.

•
Climatic conditions - Our FMC Agricultural Solutions markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations. Adverse weather conditions can impact our ability to extract lithium efficiently from our lithium reserves in Argentina. Natural disasters can impact production at our facilities in various parts of the world. The nature of these events makes them difficult to predict.

•
Changing regulatory environment - Changes in the regulatory environment, particularly in the United States, Brazil, China and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Our FMC Agricultural Solutions business is most sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which affects each of our business segments to varying degrees. The fundamental principle behind the REACH regulation is that manufacturers must verify that their chemicals can be marketed safely through a special registration system.

•
Geographic concentration - Although we have operations in most regions throughout the globe, the majority of our FMC Agricultural Solutions sales outside the United States have principally been to customers in Brazil, Argentina and Mexico. With the acquisition of Cheminova, we will expand the reach of international sales to include Europe and key Asian countries. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.

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

•
Climate change regulation - Changes in the regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations to significant additional costs or limits on operations.

•
Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities such as raw materials and energy, including natural gas. We may not be able to raise prices or improve productivity sufficiently to offset future increases in commodity pricing. Accordingly, increases in commodity prices may negatively affect our financial results. Where practical, we use hedging strategies to address material commodity price risks, where hedge strategies are available on reasonable terms. We also use raw material supply agreements that contain terms designed to mitigate the risk of short-term changes in commodity prices. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in commodity prices could negatively impact our customers' ability to sell their product at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.

•
Supply arrangements - Certain raw materials are critical to our production process. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or execute under the contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a limited number of suppliers. An inability to obtain these products or execute under our existing contract sourcing arrangements would adversely impact our ability to sell products. In FMC Minerals geological conditions can affect production of raw materials.

•
Economic and political change - Our business could be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Argentina, continued inflation and tightening of foreign exchange controls along with deteriorating economic and financial conditions could adversely affect our business.
Operational Risks:

•
Market access risk - Our results may be affected by changes in distribution channels, which could impact our ability to access the market. In certain FMC Agricultural Solutions segments, we access the market through joint ventures in which we do not have majority control. Where we do not have a strong product portfolio or market access relationships, we may be vulnerable to changes in the distribution model or influence of competitors with stronger product portfolios.

•
Business disruptions - Although historically, we have engaged in contract manufacturing and have not owned and operated its own manufacturing facilities, Cheminova (upon acquisition) owns and operates large-scale manufacturing facilities in Denmark and India. After the Cheminova acquisition is completed, our operating results will be dependent on the continued operation of its various production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include, explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of incorrect or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

•
Our manufacturing operations and those of our key contract manufacturers inherently entail hazards that require continuous oversight and control, such as leaks, ruptures, fire, explosions, chemical spills, discharges or releases of toxic or hazardous substances or gases, other environmental risks, mechanical failure or other hazards beyond our control such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations, large scale power outages or vehicle accidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact our ongoing operations, reputation, financial results, and cash flow.

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

•
Capital-intensive business - With our impending acquisition of Cheminova, our business will be more capital intensive than it has been historically. We rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. Limitations on access to external financing could adversely affect our operating results. Moreover, interest payments, dividends, the expansion of our business and pursuit of other business opportunities may require significant amounts of capital. We believe that our cash from operations and available borrowings under our revolving credit facility will be sufficient to meet these needs in the foreseeable future. However, if we need external financing, our access to credit markets and the cost of new capital will be dependent upon the state of the capital markets generally and the market participants’ assessment of the adequacy of our creditworthiness. There can be no assurances that we would be able to obtain equity or debt financing on acceptable terms, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or obtain adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, adversely affecting our operating results.

•
We may use our $1.5 billion revolving credit facility to provide for our cash needs, including supporting our commercial paper program. As of December 31, 2014, we had approximately $924 million of available credit capacity, after considering utilization for letters of credit and support for our commercial paper program. In the event of a default under our credit agreements or any of our senior notes, we could be required to repay immediately outstanding borrowings, redeem commercial paper notes outstanding, and make cash deposits as collateral for letters of credit that the facility supports, and we may not have the financial resources to do so. A default under any of our credit arrangements could cause a default under other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a materially adverse effect on our ability to continue business operations.

•	Litigation and environmental risks - Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate.

•
Hazardous materials - We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or personal injury claims against us.

•
Environmental Compliance - We are subject to extensive federal, state, local, and foreign environmental and safety laws. regulations, directives, rules and ordinances concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, disposal and remediation of hazardous waste and other materials. We may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities or chemicals that we manufacture, handle or own. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in its manufacturing operations and transportation of chemicals. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Portfolio Management Risks:

•
We expect to complete the acquisition of Cheminova and the divestiture of our FMC Alkali Chemicals division in early 2015. The majority of our expected proceeds from the sale of the FMC Alkali Chemicals division will be used to settle a portion of the borrowings that will be used to complete the acquisition of Cheminova. Any significant delay in the sale of our Alkali Chemicals division or an inability to complete the sale of our Alkali Chemicals division could materially and adversely affect our financial results, as a result of the acquisition borrowings remaining outstanding longer than expected. The expected sale of the Alkali Chemicals division is subject to various conditions, complex in nature and may be affected by unanticipated developments or changes in market conditions. Completion of the divestment of our FMC Alkali Chemicals division will be contingent upon customary closing conditions, including receipt of regulatory approvals.

•
We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies which would include expected cost savings and revenue growth. Failure to achieve these anticipated synergies, could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our diverse portfolio in light of our objectives and alignment with its growth strategy. As part of this evaluation we may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the company’s earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce its earnings.

•
In particular, if we are unable to successfully integrate and develop Cheminova as planned, after the acquisition has been completed, could result in our inability to achieve the synergies we have projected and could thereby cause our future results of operations to be materially and adversely worse than expected. Part of the synergies we expect to generate is the improvement of the cost-efficiency of Cheminova’s business operations. Another is to reduce the mix of Cheminova’s sales from generic, lower margin products to more differentiated and higher margin products. Yet another will be the favorable rationalization of the different distribution channels used by FMC and Cheminova in overlapping European markets. There can be no assurances that we will be successful in achieving these planned synergies.
Financial Risks:

•
Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect our customers' ability to meet the terms of sale or our suppliers' ability to perform all their commitments to us. A slowdown in economic growth in our international markets, particularly Latin American regions, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers.

•
We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the euro, the Brazilian real and the Chinese yuan. To a lesser extent, we are sensitive to the Mexican peso, the Argentine peso, the British pound sterling and several Asian currencies, including the Japanese yen. Our acquisition of Cheminova will significantly expand our operations and sales in foreign countries and correspondingly increase our exposure to foreign exchange risks.

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
FMC leases executive offices in Philadelphia, Pennsylvania and operates 30 manufacturing facilities and mines in 19 countries. Our major research and development facilities are in Ewing, New Jersey and Shanghai, China.
We have long-term mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. Our FMC Lithium division requires the lithium brine that is mined from these reserves, without which other sources of raw materials would have to be obtained.
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America & Canada	Western Europe	Asia- Pacific	Total
FMC Agricultural Solutions	2	1	1	3	7
FMC Health and Nutrition	2	1	8	4	15
FMC Minerals	2	2	1	3	8
Total	6	4	10	10	30

ITEM 3.	LEGAL PROCEEDINGS

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
As of December 31, 2014, there were approximately 11,000 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 106,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements by us with claimants have totaled approximately $63.6 million.
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
See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 10 “Environmental Obligations” and Note 18 “Guarantees, Commitments and Contingencies” in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-K.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 28, 2015 (the "Proxy Statement"), information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee" in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance—Corporate Governance-Code of Ethics and Business Conduct Policy" in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, is incorporated herein by reference in response to this Item 4A.

The executive officers of FMC Corporation, the offices they currently hold, their business experience since at least January 1, 2010 and their ages as of December 31, 2014, are as follows:

Name	Age on 12/31/2014	Office, year of election and other information
Pierre R. Brondeau	57
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

Paul W. Graves	43	Executive Vice President and Chief Financial Officer (12-present); Managing Director, Goldman Sachs Group (00-12)
Andrea E. Utecht	66	Executive Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96-01)
Eric W. Norris	48	Vice President, Global Business Director, FMC Health and Nutrition (14-present); Vice President, Global Business Director, FMC Lithium (12-14); Global Commercial Director, FMC Lithium (09-12)
Edward T. Flynn	56	President, FMC Minerals (12-present); General Manager Alkali Chemicals Division, President FMC Wyoming Corp. (02-12); Chief Information Officer (00-02)
Mark A. Douglas	52
President, FMC Agricultural Solutions (12-present); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Corporate Vice President, President Asia, Rohm and Haas Company (07-09); Board Member, Quaker Chemical (13-present)

Thomas C. Deas, Jr.	64
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
FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 3,145 registered common stockholders as of December 31, 2014. Presented below are the 2014 and 2013 quarterly summaries of the high and low prices of the FMC common stock.

	2014				2013
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$83.94	$79.14	$71.53	$59.67	$63.15	$64.96	$72.35	$75.68
Low	$67.31	$69.50	$56.98	$51.04	$56.26	$55.18	$60.57	$70.01
Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $78.1 million, $73.6 million and $47.8 million were paid in 2014, 2013 and 2012, respectively.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 28, 2015, at The Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 3, 2015.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2010 to December 31, 2014 with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2009, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2009	2010	2011	2012	2013	2014
FMC Corporation	$100.00	$144.17	$156.35	$214.16	$278.13	$212.41
S&P 500 Index	$100.00	$114.82	$117.22	$135.83	$179.36	$203.60
S&P 500 Chemicals Index	$100.00	$121.44	$119.96	$148.02	$194.55	$215.26

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2014	—	$—	—	$—	$250,000,000
November 1-30, 2014	350	$57.19	—	—	250,000,000
December 1-31, 2014	5,669	$54.99	—	—	250,000,000
Total Q4 2014	6,019	$55.12	—	$—	$250,000,000
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
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2014, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2014.

	Year Ended December 31,
(in Millions, except per share data and ratios)	2014	2013	2012	2011	2010
Income Statement Data:
Revenue	$4,037.7	$3,874.8	$3,409.9	$3,036.3	$2,686.9
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	545.4	659.0	639.1	587.4	492.2
Income from continuing operations before income taxes	485.0	615.9	597.7	553.2	457.6
Income from continuing operations	411.5	467.3	463.2	420.3	327.0
Discontinued operations, net of income taxes (1)	(89.4)	(159.3)	(27.5)	(38.1)	(142.1)
Net income	322.1	308.0	435.7	382.2	184.9
Less: Net income attributable to noncontrolling interest	14.6	14.1	19.5	16.3	12.4
Net income attributable to FMC stockholders	$307.5	$293.9	$416.2	$365.9	$172.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	396.9	453.2	443.7	404.0	314.6
Discontinued operations, net of income taxes	(89.4)	(159.3)	(27.5)	(38.1)	(142.1)
Net income	$307.5	$293.9	$416.2	$365.9	$172.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.97	$3.34	$3.21	$2.83	$2.17
Discontinued operations	(0.67)	(1.18)	(0.20)	(0.26)	(0.98)
Net income	$2.30	$2.16	$3.01	$2.57	$1.19
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.96	$3.33	$3.20	$2.81	$2.15
Discontinued operations	(0.67)	(1.17)	(0.20)	(0.26)	(0.97)
Net income	$2.29	$2.16	$3.00	$2.55	$1.18
Balance Sheet Data:
Total assets	$5,340.5	$5,235.2	$4,373.9	$3,743.5	$3,319.9
Long-term debt	1,155.4	1,188.8	914.5	798.6	619.4
Other Data:
Ratio of earnings to fixed charges (2)	7.5x	12.5x	12.7x	12.7x	10.7x
Cash dividends declared per share	$0.600	$0.540	$0.405	$0.300	$0.250
 ____________________

(1)
Discontinued operations, net of income taxes includes our discontinued FMC Peroxygens business and other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations,legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales.

(2)
In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes plus interest expense, net of amortization expense related to debt discounts, fees and expenses, amortization of capitalized interest, interest included in rental expenses (assumed to be one-third of rent) and Equity in (earnings) loss of affiliates. Fixed charges consist of interest expense, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses.

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

Overview
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Our food ingredients are used to enhance texture, color, structure and physical stability. The pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Some of our products are increasingly being used as an active ingredients in nutraceutical and pharmaceutical markets. Our FMC Minerals segment manufactures a wide range of inorganic materials, including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium is utilized in energy storage, specialty polymers and pharmaceutical synthesis.

2014 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2014:

•
Revenue of $4,037.7 million in 2014 increased $162.9 million or four percent versus last year. Revenue increases are associated with sales growth in all segments. A more detailed review of revenues by segment are included under the section entitled “Results of Operations”. On a regional basis, sales in Latin America decreased by four percent, sales in North America were up seven percent, sales in Asia were up 14 percent and sales in Europe, Middle East and Africa (EMEA) increased by six percent.

•
Our gross margin, excluding acquisition/divestiture related charges, of $1,379.2 million increased approximately $34 million or approximately two percent versus last year. Gross margin as a percent of revenues of approximately 34 percent declined one hundred basis points compared to 2013. The increase in gross margin did not result in increased gross margin percent primarily due to unfavorable currency movements and product mix of sales in FMC Agricultural Solutions.

•
Selling, general and administrative expenses increased 20 percent from $515.8 million to $621.2 million. Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition/divestiture related charges, of $469.9 million decreased $3.0 million or approximately one percent. Non-operating pension and postretirement charges and acquisition/divestiture related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•
Research and Development expenses of $128.3 million increased $10.6 million or nine percent, largely due to spending in FMC Agricultural Solutions to fund investments in earlier stage active ingredient research, biological crop protection development projects and rapid market innovation initiatives.

•
Adjusted earnings after-tax from continuing operations attributable to FMC stockholders of $541.1 million increased approximately $12.7 million or two percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

Other 2014 Highlights

◦
On September 8, 2014, we announced that we will no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division.

◦
In October 2014 we purchased the remaining 6.25 percent ownership interest from the last remaining non-controlling interest holder in a legal entity within our FMC Alkali Chemicals division, which increased our ownership from 93.75 percent to 100 percent. We paid $95.7 million to the minority shareholder in 2014.

◦
Also in October 2014, we entered into a $2.0 billion term loan facility for the purposes of funding the acquisition of Cheminova and amended our $1.5 billion revolving credit facility in conjunction with the term loan facility.

2015

◦
During the first part of this year, we expect to close on two significant transactions - the divestiture of our Alkali Chemicals division and the acquisition of Cheminova - that will shape FMC into a stronger, focused company serving agriculture, health and nutrition end markets.

◦
The integration of Cheminova into FMC Agricultural Solutions is an integral part of FMC’s strategy to become a more focused and global agriculture, health and nutrition company with strong competitive positions in fast-growing markets. Our combined company will have broader market access in Europe, Latin America and key Asia-Pacific markets such as India and Australia.

◦
On February 5, 2015 we signed a definitive agreement to sell our FMC Alkali Chemicals division to Tronox Limited. We expect the sale to be completed in early 2015 subject to customary regulatory approvals and closing conditions. The proceeds from the sale will be used to fund the acquisition of Cheminova and allow us to maintain a strong balance sheet and financial flexibility.

◦
Subsequent to the sale of our FMC Alkali Chemicals division, our FMC Lithium division will become a standalone reporting segment. We intend to make investments that will allow the business to take advantage of strong underlying growth potential and leading positions in a well-structured industry.

Results of Operations—2014, 2013 and 2012
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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue
FMC Agricultural Solutions	$2,173.8	$2,145.7	$1,763.8
FMC Health and Nutrition	828.2	762.0	680.8
FMC Minerals	1,035.7	970.0	966.2
Eliminations	—	(2.9)	(0.9)
Total	$4,037.7	$3,874.8	$3,409.9
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$497.8	$539.0	$454.0
FMC Health and Nutrition	187.9	169.5	161.6
FMC Minerals	166.7	128.3	171.4
Eliminations	—	—	(0.4)
Segment operating profit	$852.4	$836.8	$786.6
Corporate and other	(72.3)	(82.7)	(78.6)
Operating profit before the items listed below	780.1	754.1	708.0

Interest expense, net	(59.5)	(42.2)	(40.7)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(56.5)	(47.9)	(27.5)
Non-operating pension and postretirement charges (2)	(10.5)	(38.1)	(34.9)
Business separation costs (3)	(23.6)	—	—
Acquisition-related charges (4)	(145.0)	(10.0)	(7.2)
Provision for income taxes	(73.5)	(148.6)	(134.5)
Discontinued operations, net of income taxes	(89.4)	(159.3)	(27.5)
Net income attributable to noncontrolling interests	(14.6)	(14.1)	(19.5)
Net income attributable to FMC stockholders	$307.5	$293.9	$416.2
____________________

(1)
See Note 7 to the consolidated financial statements included within this Form 10-K for details of restructuring and other charges (income). Amounts for the years ended 2014, 2013 and 2012 relate to FMC Agricultural Solutions of $(4.5) million, $32.6 million and $8.5 million; FMC Health and Nutrition of $14.1 million, $1.0 million and $0.7 million; FMC Minerals of $0.1 million, $6.4 million and $13.0 million; and Corporate of $46.8 million, $7.9 million and $5.3 million, respectively.

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

(3)
Charges are associated with the previously planned separation of our FMC Corporation into two independent public companies. On September 8, 2014, we announced that we would no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the acquisition of Cheminova; see Note 3 within these consolidated financial statements included within this Form 10-K for more information. These charges are included within "Business separation costs" on our consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions through September 8, 2014.

(4)
Charges related to the expensing of the inventory fair value step-up resulting from the application of acquisition purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions and costs incurred associated with the divestiture of our FMC Alkali Chemicals division. Amounts represent the following:

	Twelve Months Ended
	December 31,
(in Millions)	2014	2013	2012
Acquisition related charges - Cheminova
Legal and professional fees (1)	$32.2	$—	$—
Unrealized loss/(gain) on hedging purchase price (1)	99.6	—	—
Acquisition related charges
Legal and professional fees (1)	—	4.8	—
Inventory fair value step-up amortization (2)	4.2	5.2	7.2
Divestiture related charges - FMC Alkali Chemicals division
Legal and professional fees (1)	9.0	—	—
Acquisition/divestiture related charges	$145.0	$10.0	$7.2

(1)	On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses”.

(2)	On the consolidated statements of income, these charges are included in “Costs of sales and services”.

ADJUSTED EARNINGS RECONCILIATION

The following chart, which is provided to assist the readers of our financial statements, depicts certain charges (gains) that are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These items are discussed in detail within the section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of "Corporate special charges (income)" from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. "Corporate special charges (income)" are defined as: restructuring and other income and charges, non-operating pension and postretirement charges, acquisition/divestiture related charges, business separation charges as well as certain tax adjustments, This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

(in Millions)	Years Ended December 31,
	2014	2013	2012
Net income attributable to FMC stockholders (GAAP)	$307.5	$293.9	$416.2
Corporate special charges (income), pre-tax	235.6	96.0	69.6
Income tax expense (benefit) on Corporate special charges (income)	(87.5)	(35.3)	(25.1)
Corporate special charges (income), net of income taxes	148.1	60.7	44.5
Discontinued operations, net of income taxes	89.4	159.3	27.5
Tax expenses (benefit) adjustments	(3.9)	14.5	(18.1)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$541.1	$528.4	$470.1
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses ("SG&A") and research and development expenses ("R&D")). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out (“LIFO”) inventory adjustments, acquisition/divestiture related charges, business separation costs and other income and expense items.
Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.
FMC Agricultural Solutions

(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue	$2,173.8	$2,145.7	$1,763.8
Operating Profit	497.8	539.0	454.0
2014 vs. 2013
Revenue of $2,173.8 million increased approximately one percent versus the prior year period due to higher sales in North America, Asia and EMEA offset by a decline in sales in Latin America.
Sales in Latin America of $1,120.7 million decreased five percent due to weak demand conditions in Brazil, particularly in sugarcane and cotton segments, as drought and lower planted area reduced herbicide and insecticide demand.  This was partially offset by growth in other Latin American countries such as Argentina and Mexico as FMC gained market share. Sales in North America of $560.2 million increased 11 percent primarily driven by strong demand for pre-emergent herbicides into soybeans and growth from new product introductions into various crop segments. Revenue in Asia of $343.6 million increased nine percent reflecting sales growth in Australia, Pakistan, Korea and China. Sales in Europe, Middle East and Africa (EMEA) increased seven percent to $149.3 million primarily due to higher herbicide volumes.
FMC Agricultural Solutions' operating profit of $497.8 million decreased approximately eight percent compared to the year-ago period, reflecting relatively flat sales, unfavorable currency impacts, increases to SG&A as well as additional planned R&D investments and changes in product mix. SG&A costs were approximately $2 million higher and R&D costs were approximately $12 million higher than the prior year period with spending on marketing, sales and technology investments.
In 2015, we expect that earnings contributions from the Cheminova acquisition, the continued spread of weed resistance in North and Latin America, and market share gains in Asia and EMEA will drive full-year segment earnings 15 to 30 percent higher than 2014.

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

Certain Regulatory Issues
We intend to defend vigorously all our products in the U.S., EU and other countries as our pesticide products are reviewed in the ordinary course of regulatory programs during 2015 as part of the ongoing cycle of re-registration of our pesticide products around the world.

FMC Health and Nutrition

(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue	$828.2	$762.0	$680.8
Operating Profit	187.9	169.5	161.6
2014 vs. 2013
Revenue was $828.2 million, an increase of approximately nine percent versus the prior-year period. Revenue from higher volumes in health markets, including acquisitions completed in 2013, and higher volumes in overall nutrition markets increased sales by approximately six percent and two percent, respectively. Favorable pricing and mix, primarily in nutrition-related products increased sales by one percent.
Segment operating profit of $187.9 million increased by 11 percent versus the prior-year period driven by higher demand for pharmaceutical excipients and texture and stability products in North America. These were slightly offset by increased raw material costs, particularly seaweed, and reduced demand for nutrition products into the Chinese beverage market.
For 2015, full-year segment earnings are expected to increase by mid-single digit percent. Earnings growth is expected to come from moderate demand recovery in the Chinese beverage market, continued demand for pharmaceutical products, particularly excipients, and benefits from operational improvements.

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
FMC Minerals

(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue	$1,035.7	$970.0	$966.2
Operating Profit	166.7	128.3	171.4
2014 vs. 2013
Revenue of $1,035.7 million increased by seven percent over the prior year. Volume gains in Alkali and Lithium along with improvements in soda ash pricing contributed to the higher revenue.
Alkali revenues of $779.0 million increased four percent over the prior year. Higher average prices and volume increases each contributed a 2 percent increase in revenue, respectively. The most notable price increases were realized in Asian export markets.
Lithium revenues of $256.7 million increased 15 percent compared to the prior year. Higher production volume that allowed for additional sales, particularly for energy storage applications contributed a 19 percent increase in revenue, partially offset by lower pricing which negatively impacted revenues by four percent.
Segment operating profit of $166.7 million increased approximately 30 percent versus the prior year. Operating profit was driven by higher volumes, improved pricing and lower operating costs in Alkali as well as higher volumes in Lithium . These increases were partially offset by unfavorable currency and operating costs associated with Lithium’s Argentine operations and higher energy costs in Alkali.
For 2015, reported segment earnings, which will include only our FMC Lithium business, are expected to be within the range of $15 to $25 million. We anticipate higher prices for both lithium hydroxide and carbonate driven by increased demand for energy storage applications will be offset by reduced sourcing of lithium carbonate from third parties and higher operating costs in Argentina.

2013 vs. 2012
Revenue of $970.0 million, was essentially flat period over period. Volume gains of three percent driven by Alkali sales were offset by unfavorable pricing year over year. Unfavorable pricing was primarily driven by Alkali, slightly offset by favorable pricing in Lithium.
Alkali revenues of $747.0 million increased two percent over the prior year due to volume gains of six percent which were partially offset by reduced pricing of four percent.
Lithium revenues of $223.0 million decreased four percent compared to the prior year due to unfavorable sales mix. Production and sales volumes on a lithium carbonate equivalent basis were relatively flat year over year, as lower production in Argentina due to operational issues was offset by higher third party product purchases.
Segment operating profit of $128.3 million decreased approximately 25 percent versus the prior year. The decrease was primarily due to lower average export pricing in soda ash. Additionally, production factors, such as poor geological conditions at the alkali mine as well as poor weather at the lithium mine and unfavorable currency in lithium impacted the results.
Corporate and other
Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” except for last in, first-out (LIFO) related charges that are included as a component of "Cost of sales and other services" on our consolidated statements of income.
2014 vs. 2013
Corporate and other expenses of $72.3 million decreased by $10.4 million from $82.7 million in the same period in 2013. The decrease period over period is primarily due to a decrease of $5.1 million in employees' incentive accruals and a decrease of $4.6 million in pension service charges. Reduced pension service charges are primarily driven by the higher discount rate utilized to calculate the 2014 expense.
2013 vs. 2012
Corporate and other expenses of $82.7 million increased by $4.1 million from $78.6 million in the same period in 2012. The increase period over period is due to increased costs of approximately $4 million primarily representing costs associated with the transformation of our finance organization. This transformation is similar to past initiatives to improve our organization.
Interest expense, net
2014 vs. 2013
Interest expense, net for 2014 of $59.5 million increased approximately 41% percent as compared to 2013 of $42.2 million. The increase is primarily driven by the issuance of $400 million in Senior Notes in November 2013. The $400 million debt issuance, with an interest rate of 4.10 percent, was utilized to fund the acquisition of Epax and to fund working capital requirements of our businesses.
2013 vs. 2012
Interest expense, net for 2013 of $42.2 million increased approximately four percent compared to 2012 of $40.7 million. The increase was primarily due to higher overall debt levels driven by funding requirements for the acquisition of Epax and our share repurchases during 2013.

Corporate special (charges) income
Restructuring and other (charges) income
Our restructuring and other (charges) income are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2014	2013	2012
Restructuring Charges and Asset Disposals	$17.3	$9.6	$17.7
Other Charges (Income), Net	39.2	38.3	9.8
Total Restructuring and Other Charges	$56.5	$47.9	$27.5

2014
Restructuring and asset disposal charges in 2014 of $17.3 million were primarily associated with our Health and Nutrition restructuring as well as other miscellaneous exit costs. Other charges (income) net in 2014 of $39.2 million were primarily related to corporate environmental charges of $43.7 million and charges of $22.1 million associated with our FMC Agricultural Solutions segment which entered into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. Offsetting these charges is income from the sale of a portion of our ownership interest in a pesticide distribution company which resulted in a gain on the sale of approximately $26.6 million.
2013
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
2012
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
2014 vs. 2013
The charge for 2014 was $10.5 million compared to $38.1 million for 2013. The decrease in charges was primarily attributable to lower amortization of net actuarial losses of $21.1 million compared to 2013.
2013 vs. 2012
The charge for 2013 was $38.1 million compared to $34.9 million for 2012. The increase in charges were primarily the result of a settlement charge of $7.4 million, partially offset by lower interest costs of $3.7 million. The settlement charge was associated with the acceleration of previously deferred actuarial losses triggered by the lump-sum payout to former executives in 2013.
Business Separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division.

Acquisition-related charges
A detailed description of the acquisition/divestiture related charges is included in Note 19 to the consolidated financial statements included within this Form 10-K under the Segment Results Reconciliation above within the Results of Operations section of the Management's Discussion and Analysis.
Provision for income taxes

	Twelve Months Ended December 31
(in Millions)	2014			2013			2012
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$485.0	$73.5	15.2%	$615.9	$148.6	24.1%	$597.7	$134.5	22.5%
Corporate special charges	235.6	87.5		96.0	35.3		69.6	25.1
Tax adjustments (1)		3.9			(14.5)			18.1
	$720.6	$164.9	22.9%	$711.9	$169.4	23.8%	$667.3	$177.7	26.6%
_______________
(1)     Tax adjustments in 2014 were primarily associated with revisions to our tax liabilities associated with prior year tax matters. Tax adjustments in 2013 were primarily associated with adjustments to U.S. state deferred tax balances established prior to 2013 driven by a change in enacted tax rates and other state related items. Tax adjustments in 2012 were primarily driven by a reduction in our valuation allowance related to state net operating losses expected to be recoverable in future years.
The primary drivers for the fluctuations in the effective effective tax rate from 2012 to 2014 are provided in the table above. Excluding the items in the table above, the decrease in the effective tax rates from 2012 to 2014 was primarily due to a shift in earnings mix as it relates to domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income. See Note 11 to the Consolidated Financial Statements for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
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
2014 vs 2013
Discontinued operations, net of income taxes represented a loss of $89.4 million for December 31, 2014, compared to a loss of $159.3 million for 2013. The loss in 2014 was driven by provisions for environmental liabilities of $36.7 million and legal reserves of $14.3 million and the final divestiture charge on the sale of our FMC Peroxygens business of $34.4 million. The loss in 2014 was less than the loss in 2013 due to the charge of $156.7 million ($122.1 million after-tax) in 2013 associated with our discontinued FMC Peroxygens segment. A large portion of the 2013 charge was associated with a write down of the FMC Peroxygens segment assets held for sale to fair value. See Note 9 within our consolidated financial statements included in this Form 10-K for more information.
2013 vs. 2012
Discontinued operations, net of income taxes totaled a charge of $159.3 million for 2013, compared to a charge of $27.5 million 2013. The increase was a result of a charge of $156.7 million ($122.1 million after-tax) associated with our discontinued FMC Peroxygens segment. The charge was primarily associated with a write down of the FMC Peroxygens segment assets held for sale to fair value.
Net income attributable to FMC stockholders
2014 vs 2013
Net income attributable to FMC stockholders increased to $307.5 million in 2014, from $293.9 million in 2013. The increase was driven by improvements in FMC Health and Nutrition and FMC Minerals segment operating profits, lower effective tax rate, lower non-operating pension and postretirement charges and reduced charges associated with discontinued operations. Mostly offsetting these improvements were costs associated with our previously planned business separation, the acquisition of Cheminova, the divestiture of our FMC Alkali Chemicals division, lower FMC Agricultural Solutions segment earnings and higher interest expense.
2013 vs. 2012
Net income attributable to FMC stockholders decreased to $293.9 million in 2013, from $416.2 million in 2012. This fluctuation year over year is described in more detail above, however the primary driver is the $122.1 million after-tax charge associated with our discontinued FMC Peroxygens business.

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2014 and 2013, were $109.5 million and $123.2 million, respectively. Of the cash and cash equivalents balance at December 31, 2014, $84.8 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
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
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated Term Loan Facility discussed above along with certain other changes to permit the Acquisition and the divestiture of our FMC Alkali Chemicals division.

At December 31, 2014, we had total debt of $1,678.6 million as compared to $1,851.9 million at December 31, 2013. This included $1,153.4 million and $1,154.1 million of long-term debt (excluding current portions of $2.0 million and $34.7 million) at December 31, 2014 and 2013, respectively. Our short-term debt, consists of foreign borrowings and our commercial paper program. Foreign borrowings increased from $7.1 million at December 31, 2013 to $36.6 million at December 31, 2014 while outstanding commercial paper decreased from $656.0 million to $486.6 million at December 31, 2013 and 2014, respectively. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2014, the average effective interest rate on these borrowings was 0.48%.

Statement of Cash Flows
Cash provided by operating activities was $418.9 million, $378.8 million and $422.3 million for 2014, 2013 and 2012, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Twelve months ended December 31,
	2014	2013	2012
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$545.4	$659.0	$639.1
Significant non-cash expenses (1)	175.6	221.6	220.6
Operating income before non-cash expenses (Non-GAAP)	$721.0	$880.6	$859.7

Change in trade receivables (2)	(276.9)	(394.5)	(191.6)
Change in inventories (3)	33.1	5.1	(194.5)
Change in accounts payable (4)	(21.0)	40.4	51.4
Change in accrued rebates (5)	33.5	63.8	27.2
Change in advance payments from customers (6)	11.3	35.9	64.0
Change in all other operating assets and liabilities (7)	185.7	30.4	(3.5)
Restructuring and other spending (8)	(9.5)	(7.3)	(0.9)
Environmental spending, continuing, net of recoveries (9)	(17.5)	(7.8)	(7.1)
Pension and other postretirement benefit contributions (10)	(68.3)	(68.0)	(77.5)
Cash basis operating income (Non-GAAP)	$591.4	$578.6	$527.2

Net interest payments (11)	(58.8)	(39.4)	(36.2)
Tax payments, net of refunds (12)	(109.0)	(153.3)	(59.0)
Excess tax benefits from share-based compensation (13)	(4.7)	(7.1)	(9.7)

Cash provided by operating activities of continuing operations	$418.9	$378.8	$422.3
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write down, share-based compensation and pension charges.

(2)
Overall, the increase in trade receivables in each period is driven by revenue increases in all three of our segments as well as due to timing of payments. Trade receivable increases are primarily driven by sales in Brazil from our FMC Agricultural Solutions segment where terms are significantly longer than the rest of our business.

(3)
Inventory levels dropped slightly in 2014 as compared to 2013 primarily due to inventory management programs and lower FMC Agricultural Solutions sales in the fourth quarter. Inventory levels remained fairly consistent from 2012 to 2013 as projected demand in early 2014 was expected to be in-line with the prior year.

(4)
The decrease in accounts payable in 2014 is consistent with the slight drop in inventory levels at the end of 2014 as discussed above. The increase in accounts payable for 2012 and 2013 is primarily due to inventory build at the end of those years to satisfy projected demand for the following year.

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2014 compared to 2013 and timing of rebate payments.

(6)	The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to our vendors under our vendor finance program. The change for the twelve months ended December 31, 2014 includes an increase in an accrual of $99.6 million for the hedge on the acquisition purchase price of Cheminova.

(8)	See Note 7 in our consolidated financial statements included in this Form 10-K for further details.

(9)
Included in our results for each of the years presented are environmental charges for environmental remediation at our operating sites of $43.7 million, $6.2 million and $5.8 million. The amounts in 2014 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)
Amounts include voluntary contributions to our U.S. defined benefit plan of $50 million, $40 million and $65 million, respectively. In 2014 the amount also includes a lump-sum payout of approximately $8.5 million from our nonqualified pension plan.

(11)
Interest payments from 2012 to 2013 remained fairly constant. In November 2013 we issued $400 million of Senior Notes at an interest rate of 4.10%. Interest payments in 2014 increased over the preceding year primarily due to interest payments under the $400 million of Senior Notes as there was no interest payments under these borrowings in 2013.

(12)	The reduction in tax payments from 2013 to 2014 is due to a domestic prepaid tax balance at December 31, 2013 that was applied in first quarter of 2014, thereby reducing tax payments in 2014.

(13)	Amounts are presented as a financing activity in the statement of cash flows, from share-based compensation.

Cash required by operating activities of discontinued operations was $45.2 million, $50.1 million and $62.6 million for 2014, 2013 and 2012, respectively.
The decrease in cash required by operating activities of discontinued operations in 2014 is due to reduced net spending associated with discontinued environmental remediation sites. This reduced spending was slightly offset by increased spending associated with our other discontinued reserve which primarily includes retained legal obligations.
The decrease from 2012 to 2013 is primarily due to reduced spending associated with our discontinued restructuring activities.
Cash required by investing activities was $233.7 million, $628.5 million and $363.6 million for 2014, 2013 and 2012, respectively.
The decrease in spending in 2014, as compared to 2013 was primarily due to the Epax acquisition that was completed in third quarter 2013.
The increase in spending during the year ended December 31, 2013, as compared to the same period in 2012, was primarily due to the Epax acquisition completed in the third quarter of 2013 and higher spending on capital expenditures compared to 2012.
Cash provided (required) by investing activities of discontinued operations was $198.5 million, $(24.7) million and $(30.0) million for 2014, 2013 and 2012, respectively.
Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our FMC Peroxygens business which was completed on February 28, 2014. Cash required by investing activities of discontinued operations in 2013 and 2012 represents capital expenditures for our discontinued FMC Peroxygens business. For more information, see Note 9 in our consolidated financial statements included in this Form 10-K.
Cash provided (required) by financing activities was $(350.0) million, $371.2 million and $(48.2) million in 2014, 2013 and 2012, respectively.
2014 vs. 2013
The change period over period in financing activities is primarily due to significantly less short-term borrowings in 2014 compared to borrowings in 2013. In 2013, increased borrowings were approximately $889 million compared to repayments in 2014 of $171 million. Additionally during the year ended 2013 we paid approximately $367 million in share repurchases and $90 million to noncontrolling interests (primarily to acquire additional ownership in our FMC Alkali Chemicals division) compared to approximately $103 million in combined payments in 2014.

2013 vs. 2012
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

Other potential liquidity needs
See the preceding Liquidity and Capital Resources section for the discussion of the financing facilities associated with the Cheminova acquisition along with the signed definitive agreement to sell the FMC Alkali Chemicals division for $1.64 billion.
Our cash needs for 2015, outside of the Cheminova acquisition and related integration expenses, include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2014 our remaining borrowing capacity under our credit facility was $924.0 million (which reflects borrowings under our commercial paper program).
Projected 2015 capital expenditures as well as expenditures related to contract manufacturers are expected to be lower than 2014 levels. This excludes spending on the FMC Alkali Chemicals division and includes expected spending for Cheminova subsequent to the acquisition.
Projected 2015 spending includes approximately $65 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
Our U.S. Pension Plan assets increased from $1,192.9 million at December 31, 2013 to $1,255.1 million at December 31, 2014 due primarily to additional contributions in 2014 as well as stock market performance. Our U.S. Pension Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. See Note 13 to the consolidated financial statements included within this Form 10-K for details on how we develop our long-term rate of return assumptions. We made contributions of $50 million and $40 million in 2014 and 2013, respectively, and intend to contribute $65 million in 2015. Our contributions in 2013, 2014 and our intended contribution in 2015 are all in excess of the minimum requirements. Our contributions in excess of the minimum requirement are done with the objective of reducing future funding volatility. We do not believe that the additional contribution in 2015 will have a material impact on our current and future liquidity needs. However, volatility of interest rates and equity returns may require greater contributions in the future.
During the year ended December 31, 2014, we did not repurchase any shares under the publicly announced repurchase program. At December 31, 2014, $250 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
Dividends
On January 15, 2015, we paid dividends aggregating $20.1 million to our shareholders of record as of December 31, 2014. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, we paid $78.1 million, $73.6 million and $47.8 million in dividends, respectively.

Commitments
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally Brazilian customers, for their seasonal borrowing. The total of these guarantees was $118.4 million at December 31, 2014. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
Short-term debt consisted of foreign credit lines and commercial paper at December 31, 2014, and 2013. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
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
Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2015	2016	2017	2018	2019 & beyond	Total
Debt maturities (1)	$2.0	$2.4	$2.6	$2.6	$1,147.9	$1,157.5
Contractual interest (2)	56.1	56.0	53.6	53.5	284.8	504.0
Lease obligations (3)	23.3	17.1	12.8	8.8	21.9	83.9
Certain long-term liabilities (4)	5.1	5.1	5.1	5.1	30.6	51.0
Derivative contracts	92.5	—	—	—	—	92.5
Purchase obligations (5)	45.6	21.9	8.0	4.0	24.3	103.8
Total (6)	$224.6	$102.5	$82.1	$74.0	$1,509.5	$1,992.7
 ____________________

(1)	Excluding discounts.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $1.9 million of long-term debt subject to variable interest rates at December 31, 2014. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2014. Variable rates are determined by the market and will fluctuate over time.

(3)	Before sub-lease rental income.

(4)	Obligations associated with our Ewing, NJ and Shanghai, China research and technology centers.

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

(6)
As of December 31, 2014, the liability for uncertain tax positions was $47.1 million and this liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies
See Note 18 to our consolidated financial statements included in this Form 10-K.

Climate Change
We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. Our FMC Alkali Chemicals division, which we expect to sell in early 2015, mines and refines trona ore into soda ash and related products at our Westvaco and Granger facilities near Green River, Wyoming. This activity constitutes most of FMC's greenhouse gas emissions globally. In 2014, we reported approximately 2.4 million metric tons of direct emissions from the Green River operations for 2013 as part of the EPA Greenhouse gas reporting program. Also in 2014, our FMC Alkali Chemicals division received a permit to increase the amount of greenhouse gases emitted from its facility near Granger.
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
In 2014, two U.S. plants in our FMC Health & Nutrition business also reported emissions above the EPA's reporting threshold, but each plant's emissions are substantially less than at our Green River operations, in total less than 0.1 million metric tons.
At this point our other U.S. facilities are not subject to any state or regional greenhouse gas regulation that limits or imposes fees on current emissions, and while some of our foreign operations may be subject to national or local energy management or climate change regulation, the cost to these facilities has not been and is not expected to be material to FMC.
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
Off-Balance Sheet Arrangements
See Note 18 to our consolidated financial statements included in this Form 10-K and Part I, Item 3 - Legal Proceedings for further information regarding any off-balance sheet arrangements.
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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occur that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2014, we determined that no impairment charge to our continuing operations was required.
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
In 2014, the Society of Actuaries released new mortality tables and a mortality improvement scale for measurement of retirement program obligations. We adopted these new tables in measuring the December 31, 2014 U.S. defined benefit and post retirement obligations. This adoption has increased the benefit obligations at December 31, 2014 by approximately $95 million. The effect of this adoption will be amortized into net periodic benefit cost beginning in 2015.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2014, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve when populated with projected cash flows that represented the expected timing and amount of our plans' benefit payments, produced a single effective interest discount rate of 4.15 percent, which was used to measure the plan's liabilities.
The discount rates used at our December 31, 2014 and 2013 measurement dates were 4.15 percent and 4.95 percent, respectively. The effect of the change in the discount rate from 4.95 percent to 4.15 percent at December 31, 2014 resulted in a $143.2 million increase to our pension and other postretirement benefit obligations. The effect of the change in the discount rate from 4.15 percent at December 31, 2012 to 4.95 percent at December 31, 2013 resulted in a $8.8 million decrease to 2014 pension and other postretirement benefit expense.
The change in discount rate from 4.95 percent at December 31, 2013 to 4.15 percent at December 31, 2014 was attributable to a decrease in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2013 and 2014 measurement dates. Using the December 31, 2013 yield curve, our plan cash flows produced a single weighted-average discount rate of approximately 4.95 percent. Matching our plan cash flows to a similarly constructed curve reflecting high-yielding bonds available as of December 31, 2014, resulted in a single weighted-average discount rate of approximately 4.15 percent.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 10.3 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. Our long-term rate of return for the years ended December 31, 2014, 2013 and 2012 was 7.75 percent.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $89.6 million and $67.2 million at December 31, 2014 and 2013, respectively, and decreased pension and other postretirement benefit costs by $6.9 million, $5.8 million and $8.2 million for 2014, 2013 and 2012, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $99.4 million, $73.9 million at December 31, 2014 and 2013, respectively, and increased pension and other postretirement benefit net periodic benefit cost by $7.5 million, $6.2 million and $8.4 million for 2014, 2013 and 2012, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $5.2 million, $4.8 million and $4.7 million for 2014, 2013 and 2012, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $5.2 million, $4.8 million and $4.7 million for 2014, 2013 and 2012, respectively.
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
At December 31, 2014, our net financial instrument position was a net liability of $92.5 million compared to a net liability of $6.4 million at December 31, 2013. The change in the net financial instrument position was primarily due to higher unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2014 and 2013, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Increase	Net Asset / (Liability) Position with 10% Decrease
Net asset/(liability) position at December 31, 2014	$(7.3)	$(5.3)	$(9.4)

Net asset/(liability) position at December 31, 2013	$0.1	$3.0	$(2.7)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of December 31, 2014 and 2013 our net financial instrument position was immaterial.
Foreign Currency Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Chinese yuan, the Brazilian real and the Argentine peso. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2014 and 2013, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2014 (1)	$(85.2)	$91.3	$(261.0)

Net asset/(liability) position at December 31, 2013	$(6.5)	$9.1	$(21.0)
______________

(1)	Includes the unrealized loss on hedging the purchase price of Cheminova.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2014 and 2013, we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2014, is composed of 70 percent fixed-rate debt and 30 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our commercial paper program, credit facility, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2014, a one percentage point increase in interest rates would have increased gross interest expense by $5.1 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $2.5 million for the year ended December 31, 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Year Ended December 31,
	2014	2013	2012
Revenue	$4,037.7	$3,874.8	$3,409.9
Costs and Expenses
Costs of sales and services	2,662.7	2,534.4	2,141.6

Gross Margin	1,375.0	1,340.4	1,268.3

Selling, general and administrative expenses	621.2	515.8	489.7
Research and development expenses	128.3	117.7	112.0
Restructuring and other charges (income)	56.5	47.9	27.5
Business separation costs	23.6	—	—
Total costs and expenses	3,492.3	3,215.8	2,770.8
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	545.4	659.0	639.1
Equity in (earnings) loss of affiliates	0.9	0.9	0.7
Interest income	(0.2)	(0.2)	(0.1)
Interest expense	59.7	42.4	40.8
Income from continuing operations before income taxes	485.0	615.9	597.7
Provision for income taxes	73.5	148.6	134.5
Income from continuing operations	411.5	467.3	463.2
Discontinued operations, net of income taxes	(89.4)	(159.3)	(27.5)
Net income	322.1	308.0	435.7
Less: Net income attributable to noncontrolling interests	14.6	14.1	19.5
Net income attributable to FMC stockholders	$307.5	$293.9	$416.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$396.9	$453.2	$443.7
Discontinued operations, net of income taxes	(89.4)	(159.3)	(27.5)
Net income attributable to FMC stockholders	$307.5	$293.9	$416.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.97	$3.34	$3.21
Discontinued operations	(0.67)	(1.18)	(0.20)
Net income attributable to FMC stockholders	$2.30	$2.16	$3.01
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.96	$3.33	$3.20
Discontinued operations	(0.67)	(1.17)	(0.20)
Net income attributable to FMC stockholders	$2.29	$2.16	$3.00
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2014	2013	2012
Net Income	$322.1	$308.0	$435.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(76.5)	0.1	2.5
Reclassification of foreign currency translations losses	49.6	—	—
Total foreign currency translation adjustments (1)	(26.9)	0.1	2.5

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($0.8), ($2.1) and ($0.1)	3.1	(4.9)	(0.2)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.6) $0.1 and $3.0	(0.9)	0.3	5.9
Total derivative instruments, net of tax of ($1.4), ($2.0) and $2.9	2.2	(4.6)	5.7

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $70.9, $103.9 and ($30.8) (2)	(173.3)	174.0	(57.3)
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $12.9, $21.8 and $18.4 (3)	22.3	35.9	30.4
Total pension and other postretirement benefits, net of tax of $83.8, $125.7 and ($12.4)	(151.0)	209.9	(26.9)

Other comprehensive income (loss), net of tax	(175.7)	205.4	(18.7)
Comprehensive income	$146.4	$513.4	$417.0
Less: Comprehensive income attributable to the noncontrolling interest	12.8	12.5	19.7
Comprehensive income attributable to FMC stockholders	$133.6	$500.9	$397.3
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for the twelve month ended December 31, 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business. See Note 9 within these consolidated financial statements for more informations.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income.

(3)	For more detail on the components of these reclassifications and the affected line item in the Consolidated Statements of Income see Note 15 within these consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$109.5	$123.2
Trade receivables, net of allowance of $37.6 in 2014 and $30.2 in 2013	1,751.0	1,484.3
Inventories	636.5	688.4
Prepaid and other current assets	214.7	236.8
Deferred income taxes	222.7	214.0
Current assets of discontinued operations held for sale	—	198.3
Total current assets	2,934.4	2,945.0
Investments	25.1	26.8
Property, plant and equipment, net	1,308.5	1,248.3
Goodwill	352.5	389.4
Other intangibles, net	246.9	272.3
Other assets	273.0	262.0
Deferred income taxes	200.1	91.4
Total assets	$5,340.5	$5,235.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$525.2	$697.8
Accounts payable, trade and other	433.5	475.2
Advance payments from customers	190.2	178.9
Accrued and other liabilities	438.8	307.0
Accrued customer rebates	237.6	203.7
Guarantees of vendor financing	50.2	27.9
Accrued pension and other postretirement benefits, current	12.7	12.7
Income taxes	22.2	35.3
Current liabilities of discontinued operations held for sale	—	48.2
Total current liabilities	$1,910.4	$1,986.7
Long-term debt, less current portion	1,153.4	1,154.1
Accrued pension and other postretirement benefits, long-term	238.7	57.8
Environmental liabilities, continuing and discontinued	209.9	175.2
Deferred income taxes	51.3	73.1
Other long-term liabilities	212.8	216.2
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2014 or 2013	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2014 and 2013; 185,983,792 issued shares in 2014 and 2013	18.6	18.6
Capital in excess of par value of common stock	401.9	448.3
Retained earnings	2,984.5	2,757.3
Accumulated other comprehensive income (loss)	(375.8)	(201.9)
Treasury stock, common, at cost: 52,666,121 shares in 2014 and 53,098,103 shares in 2013	(1,498.7)	(1,502.5)
Total FMC stockholders’ equity	$1,530.5	$1,519.8
Noncontrolling interests	33.5	52.3
Total equity	1,564.0	1,572.1
Total liabilities and equity	$5,340.5	$5,235.2
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2014	2013	2012
Cash provided (required) by operating activities of continuing operations:
Net income	$322.1	$308.0	$435.7
Discontinued operations	89.4	159.3	27.5
Income from continuing operations	$411.5	$467.3	$463.2
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	131.2	127.2	115.9
Equity in (earnings) loss of affiliates	0.9	0.9	0.7
Restructuring and other charges (income)	56.5	47.9	27.5
Deferred income taxes	(61.0)	19.6	55.1
Pension and other postretirement benefits	29.6	62.3	57.1
Share-based compensation	14.8	14.2	16.0
Excess tax benefits from share-based compensation	(4.7)	(7.1)	(9.7)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(276.9)	(394.5)	(191.6)
Guarantees of vendor financing	22.3	(3.6)	12.9
Inventories	33.1	5.1	(194.5)
Accounts payable	(21.0)	40.4	51.4
Advance payments from customers	11.3	35.9	64.0
Accrued customer rebates	33.5	63.8	27.2
Income taxes	19.1	(20.2)	33.9
Pension and other postretirement benefit contributions	(68.3)	(68.0)	(77.5)
Environmental spending, continuing, net of recoveries	(17.5)	(7.8)	(7.1)
Restructuring and other spending	(9.5)	(7.3)	(0.9)
Change in other operating assets and liabilities, net (1)	114.0	2.7	(21.3)
Cash provided (required) by operating activities of continuing operations	418.9	378.8	422.3
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(9.8)	(31.0)	(23.3)
Other activities of discontinued operations held for sale	(1.2)	(0.4)	2.8
Payments of other discontinued reserves, net of recoveries	(34.2)	(18.7)	(42.1)
Cash provided (required) by operating activities of discontinued operations	(45.2)	(50.1)	(62.6)
____________________

(1)	Includes an accrual of $99.6 million for the hedge on the acquisition purchase price of Cheminova for the year ended December 31, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2014	2013	2012
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(224.7)	$(221.9)	$(177.3)
Proceeds from disposal of property, plant and equipment	0.3	2.2	2.8
Acquisitions, net of cash acquired	—	(339.6)	(142.8)
Investments in nonconsolidated affiliates	(1.1)	(6.4)	(13.9)
Proceeds of sale of investment	27.5	—	—
Other investing activities	(35.7)	(62.8)	(32.4)
Cash provided (required) by investing activities of continuing operations	(233.7)	(628.5)	(363.6)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from FMC Peroxygens divestiture	199.1	—	—
Other discontinued investing activities	(0.6)	(24.7)	(30.0)
Cash provided (required) by investing activities of discontinued operations	198.5	(24.7)	(30.0)
Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	—	(130.0)	130.0
Increase (decrease) in short-term debt	(139.6)	613.3	22.6
Proceeds from borrowing of long-term debt	3.0	410.5	5.9
Financing fees	(10.6)	(4.0)	—
Repayments of long-term debt	(34.6)	(4.9)	(20.4)
Acquisitions of noncontrolling interests	(95.7)	(80.0)	—
Distributions to noncontrolling interests	(3.0)	(9.9)	(15.4)
Dividends paid (2)	(78.1)	(73.6)	(47.8)
Issuances of common stock, net	8.6	10.7	18.7
Excess tax benefits from share-based compensation	4.7	7.1	9.7
Contingent consideration paid	—	(1.0)	(2.5)
Repurchases of common stock under publicly announced program	—	(359.9)	(144.9)
Other repurchases of common stock	(4.7)	(7.1)	(4.1)
Cash provided (required) by financing activities	(350.0)	371.2	(48.2)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(0.6)	0.3
Increase (decrease) in cash and cash equivalents	(13.7)	46.1	(81.8)
Cash and cash equivalents, beginning of period	123.2	77.1	158.9
Cash and cash equivalents, end of period	$109.5	$123.2	$77.1
____________________

(2)	See Note 15 regarding quarterly cash dividend.
Cash paid for interest, net of capitalized interest was $58.8 million, $39.4 million and $36.2 million, and income taxes paid, net of refunds was $109.0 million, $153.3 million and $59.0 million in December 31, 2014, 2013 and 2012, respectively. Accrued additions to property, plant and equipment at December 31, 2014 and 2013 were $39.3 million and $53.5 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2011	$18.6	$454.5	$2,176.2	$(390.0)	$(1,018.7)	$63.5	$1,304.1
Net income			416.2			19.5	435.7
Stock compensation plans		17.7			17.6		35.3
Excess tax benefits from share-based compensation		9.7					9.7
Shares for benefit plan trust					2.3		2.3
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				(26.9)			(26.9)
Net hedging gains (losses) and other, net of income tax				5.7			5.7
Foreign currency translation adjustments				2.3		0.2	2.5
Dividends ($0.405 per share)			(55.9)				(55.9)
Repurchases of common stock					(149.0)		(149.0)
Noncontrolling interests associated with an acquisition (1)						6.7	6.7
Distributions to noncontrolling interests						(15.4)	(15.4)
Balance December 31, 2012	$18.6	$481.9	$2,536.5	$(408.9)	$(1,147.8)	$74.5	$1,554.8
Net income			293.9			14.1	308.0
Stock compensation plans		14.5			11.6		26.1
Excess tax benefits from share-based compensation		7.1					7.1
Shares for benefit plan trust					0.7		0.7
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				209.9			209.9
Net hedging gains (losses) and other, net of income tax				(4.6)			(4.6)
Foreign currency translation adjustments				1.7		(1.6)	0.1
Dividends ($0.54 per share)			(73.1)				(73.1)
Repurchases of common stock					(367.0)		(367.0)
Noncontrolling interests associated with an acquisition (1)		(55.2)				(24.8)	(80.0)
Distributions to noncontrolling interests						(9.9)	(9.9)
Balance December 31, 2013	$18.6	$448.3	$2,757.3	$(201.9)	$(1,502.5)	$52.3	$1,572.1
Net income			307.5			14.6	322.1
Stock compensation plans		16.0			7.6		23.6
Excess tax benefits from share-based compensation		4.7					4.7
Shares for benefit plan trust					0.9		0.9
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				(151.0)			(151.0)
Net hedging gains (losses) and other, net of income tax				2.2			2.2
Foreign currency translation adjustments				(25.1)		(1.8)	(26.9)
Dividends ($0.60 per share)			(80.3)				(80.3)
Repurchases of common stock					(4.7)		(4.7)
Noncontrolling interests associated with an acquisition (1)		(67.1)				(28.6)	(95.7)
Distributions to noncontrolling interests						(3.0)	(3.0)
Balance December 31, 2014	$18.6	$401.9	$2,984.5	$(375.8)	$(1,498.7)	$33.5	$1,564.0
____________________

(1)	See Note 15 for more detail.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements

Note 1: Principal Accounting Policies and Related Financial Information
Nature of operations. We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. FMC Health and Nutrition focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Food ingredients are used to enhance texture, color, structure and physical stability; pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Some of our products are increasingly being used as active ingredients in nutraceutical and pharmaceutical markets. Our FMC Minerals segment manufactures a wide range of inorganic materials, that are produced from two key minerals: Trona (soda ash) and lithium. See Note 22 for the subsequent event related to our FMC Minerals segment.
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
Cash equivalents. We consider investments in all liquid debt instruments with original maturities of 3 months or less to be cash equivalents.
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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable is $37.6 million and $30.2 million as of December 31, 2014 and 2013, respectively. The provision to the allowance for trade receivables charged against operations was $9.4 million, $5.7 million and $8.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. We capitalized interest costs of $10.2 million in 2014, $5.7 million in 2013 and $7.2 million in 2012. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. We did not record any goodwill or indefinite life intangible impairments to continuing operations in 2014, 2013 and 2012. Based upon our annual impairment assessment, conducted in 2014, we believe that the fair value of our reporting units with goodwill substantially exceeds their carrying value.
Finite-lived intangible assets consist primarily of patents, access rights, customer relationships, brands, registration rights, industry licenses, developed formulations and other intangibles and are being amortized over periods of five to 25 years. See Note 4 for additional information on goodwill and intangible assets.
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
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from sales in the consolidated income statements. We record a liability until remitted to the respective taxing authority.
Research and Development. Research and development costs are expensed as incurred. In-process research and development acquired as part of asset acquisitions, which include license and development agreements, are expensed as incurred and included as a component of “Restructuring and other charges (income)”.
Income and other taxes. We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.
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
Treasury stock. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

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
Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, the LIFO reserve on inventory, deferred income taxes, eliminations of intercompany receivables and property and equipment not attributable to a specific segment, such as capitalized interest. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves and related recoveries, restructuring reserves, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.
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
Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans ("OM&M"). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
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
Reclassifications. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This new standard changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. We are required to adopt this standard in the first quarter of 2016. Early adoption is permitted. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements. We have not yet completed the assessment to determine the effect of the standard on our ongoing financial reporting.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We are required to adopt this standard on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 3: Acquisitions

2014 Acquisitions:
Cheminova A/S:
On September 8, 2014, we entered into a definitive Share Purchase Agreement (the "Purchase Agreement") with Auriga Industries A/S, a Denmark Aktieselskab ("Aurgia") and Cheminova A/S, a Denmark Aktieselskab, a wholly owned subsidiary of Auriga ("Cheminova"). Pursuant to the terms and conditions set forth in the Purchase Agreement, we have agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish Krone or approximately $1.4 billion, excluding net debt to be assumed of approximately $0.3 billion (the “Acquisition”) as of December 31, 2014. We expect to complete the Acquisition in early 2015.
Also, on September 8, 2014, in connection with the Purchase Agreement, we entered into a commitment letter (the "Commitment Letter") with Citigroup Global Markets Inc. (collectively with certain of its affiliates, the “Commitment Party”). The Commitment Letter provided that, in connection with the Acquisition and subject to the conditions set forth in the Commitment Letter, the Commitment Party will commit to provide up to a $2.0 billion 364-day bridge term loan and a $1.5 billion revolving credit facility to FMC to replace the existing revolving credit facility. Fees incurred to secure these commitments have been deferred with amortization over the term of the arrangement.
On October 10, 2014, the financing available under the Commitment Letter was terminated and replaced by a $2.0 billion term loan facility and an amended and restated $1.5 billion revolving credit facility. Approximately $4.3 million of the deferred fees associated with the Commitment Letter were expensed and presented within selling, general and administrative within our consolidated statements of income consistent with other acquisition-related costs. The remaining fees have been capitalized in combination with the term loan facility. The details of the term loan facility and the revolving credit facility are provided in Note 12 within these consolidated financial statements.
Charges incurred for the twelve months ended December 31, 2014 associated with the Acquisition which include the unrealized loss on the hedge of the purchase price are provided in Note 19 within these consolidated financial statements.
Noncontrolling interest purchase:
In October 2014 we purchased the remaining 6.25% ownership interest from the last remaining non-controlling interest holder in a legal entity within our FMC Alkali Chemicals division. See Note 15 for more information.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Purchase Price Allocation
(in Millions)
Trade receivables	$15.6
Inventories (1)	53.7
Other current assets	5.0
Property, plant & equipment	136.8
Intangible assets (2)	71.7
Goodwill (3)	99.4
Other assets	0.6
Total fair value of assets acquired	$382.8

Current liabilities	12.3
Deferred tax liabilities	30.5
Other liabilities	0.4
Total fair value of liabilities assumed	$43.2

Total cash paid, less cash acquired	$339.6
____________________

(1)
Fair value of finished good inventories acquired included a step-up in the value of approximately $9.4 million, of which $5.2 million was expensed in 2013 with the remaining, $4.2 million, expensed in 2014. Amounts are expensed to "Cost of sales and services".

(2)
The major classes of intangible assets acquired primarily represent customer relationships and brands. The weighted average useful life of the acquired finite-lived intangibles is approximately 17 years. See Note 4 for more information.

(3)	Goodwill largely consisted of expected revenue synergies resulting from the business combinations. None of the acquired goodwill will be deductible for income tax purposes.
Noncontrolling interest purchase:
In 2013, we completed the purchase of additional ownership interest in a legal entity within our FMC Alkali Chemicals division. See Note 15 for more information.

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
Unaudited pro forma revenue and net income related to all of the closed acquisitions discussed above are not presented because the pro forma impact is not material.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2014 and 2013, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Minerals	Total
Balance, December 31, 2012	$31.0	$246.6	$—	$277.6
Acquisitions	—	99.4	—	99.4
Foreign currency adjustments	—	12.4	—	12.4
Balance, December 31, 2013	$31.0	$358.4	$—	$389.4
Foreign currency adjustments	—	(36.9)	—	(36.9)
Balance, December 31, 2014	$31.0	$321.5	$—	$352.5
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2014			December 31, 2013
(in Millions)	Weighted avg. useful life at December 31, 2014	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	18 years	$152.8	$(22.5)	$130.3	$159.3	$(15.2)	$144.1
Patents	1 year	1.7	(0.1)	1.6	0.4	—	0.4
Brands (1)	2 years	1.2	(0.6)	0.6	1.3	(0.4)	0.9
Purchased and licensed technologies	12 years	74.3	(24.5)	49.8	75.6	(19.3)	56.3
Other intangibles	36 years	3.6	(2.4)	1.2	4.3	(2.8)	1.5
		$233.6	$(50.1)	$183.5	$240.9	$(37.7)	$203.2

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$63.4		$63.4	$67.0		$67.0
In-process research & development (2)	—		—	2.1		2.1
	$63.4		$63.4	$69.1		$69.1
Total intangible assets	$297.0	$(50.1)	$246.9	$310.0	$(37.7)	$272.3
____________________

(1)	Represents trademarks, trade names and know-how.

(2)	During 2014, we abandoned our efforts to further develop the in-process research and development in our Health and Nutrition segment. See Note 7 for more information.

At December 31, 2014, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
FMC Agricultural Solutions	$100.7	$35.2
FMC Health and Nutrition	81.6	28.2
FMC Minerals	1.2	—
Total	$183.5	$63.4

	Year ended December 31,
(in Millions)	2014	2013	2012
Amortization Expense	$11.0	$9.7	$5.8
The estimated pre-tax amortization expense for each of the five years ending December 31, 2015 to 2019 is $13.9 million, $12.2 million, $12.1 million, $11.8 million and $11.7 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 5: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2014	2013
Finished goods	$299.7	$283.0
Work in process	248.8	276.7
Raw materials, supplies and other	261.8	297.8
FIFO inventory	810.3	857.5
Less: Excess of FIFO cost over LIFO cost	(173.8)	(169.1)
Net inventories	$636.5	$688.4
Approximately 40% and 38% of our inventories in 2014 and 2013, respectively were recorded on the LIFO basis.

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	December 31, 2014	December 31, 2013
Land and land improvements	$170.9	$154.3
Mineral rights	31.4	31.4
Buildings	371.3	372.7
Machinery and equipment	1,881.9	1,839.3
Construction in progress	285.6	265.5
Total cost	2,741.1	2,663.2
Accumulated depreciation	(1,432.6)	(1,414.9)
Property, plant and equipment, net	$1,308.5	$1,248.3
Depreciation expense was $103.9 million, $94.6 million, and $84.0 million in 2014, 2013 and 2012, respectively.

Note 7: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges included in the respective line items of the Consolidated Statements of Income:

	Year Ended December 31,
(in Millions)	2014	2013	2012
Restructuring Charges and Asset Disposals	$17.3	$9.6	$17.7
Other Charges (Income), Net	39.2	38.3	9.8
Total Restructuring and Other Charges	$56.5	$47.9	$27.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Health and Nutrition Restructuring	10.1	0.7	3.1	13.9
Other Items	0.5	2.7	0.2	3.4
Year ended December 31, 2014	$10.6	$3.4	$3.3	$17.3
Lithium Restructuring	2.8	4.4	1.9	9.1
Other Items	1.8	(1.7)	0.4	0.5
Year ended December 31, 2013	$4.6	$2.7	$2.3	$9.6
Lithium Restructuring	—	—	13.3	13.3
Other Items	(0.3)	0.7	4.0	4.4
Year ended December 31, 2012	$(0.3)	$0.7	$17.3	$17.7
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges, see Note 7.

2014 Restructuring Activities
Health and Nutrition Restructuring
In 2014 our FMC Health and Nutrition segment implemented a plan to restructure a portion of its operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our FMC Health and Nutrition facilities.
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

(in Millions)	Balance at 12/31/12 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/13 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/14 (4)
Health and Nutrition Restructuring	$—	$—	$—	$—	$—	$10.8	$(6.2)	$—	$4.6
Lithium Restructuring	—	7.2	(6.9)	—	0.3	—	(0.1)	—	0.2
Other Workforce Related and Facility Shutdowns (1)	3.1	0.1	(0.4)	—	2.8	3.2	(3.2)	—	2.8
Restructuring activities related to discontinued operations (5)	7.4	(0.6)	(2.7)	(1.1)	3.0	2.3	(3.3)	0.7	2.7
Total	$10.5	$6.7	$(10.0)	$(1.1)	$6.1	$16.3	$(12.8)	$0.7	$10.3
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(5)
Cash spending associated with restructuring activities of discontinued operations is reported within "Payments of other discontinued reserves, net of recoveries" on the consolidated statements of cash flows.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2014	2013	2012
Environmental charges, net	$43.7	$6.2	$5.8
Other, net	(4.5)	32.1	4.0
Other Charges (Income), Net	$39.2	$38.3	$9.8
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 10 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Other, net
During 2014 and 2013 our FMC Agricultural Solutions segment entered into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. Specifically in 2014 we entered into one transaction consisting of an exclusive license, development and supply arrangements for a novel crop protection product for agricultural use in the United States. During 2013 we entered into three such transactions, consisting of: exclusive license and supply arrangements for a broad-spectrum crop protection product and an acquisition of certain intellectual property and other assets relating to biological products associated with our acquired assets of the Center for Agricultural and Environmental Biosolutions (CAEB). CAEB is based in Research Triangle Park, NC, and amounts acquired include CAEB’s robust library of microorganisms and a pipeline of biological products in various stages of development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
In 2014 we sold portion of our ownership interest in a Belgium-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). Prior to and subsequent to the sale, Belchim was accounted for as a cost method investment. The gain on the sale of approximately $26.6 million was recorded as "Other income, net".

Note 8: Asset Retirement Obligations
We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2014 and 2013. We have also determined that the liability for certain other AROs cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these AROs when sufficient information exists to estimate a range of potential settlement dates.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amounts of AROs for the years ended December 31, 2014 and 2013 are as follows:

(in Millions)
Balance at December 31, 2012 (1)	$25.5
Increase (decrease) to previously recorded ARO liability	4.3
Accretion expense	0.1
Payments	(8.0)
Foreign currency translation adjustments	0.8
Balance at December 31, 2013 (1)	$22.7
Increase (decrease) to previously recorded ARO liability	0.2
Payments	(0.9)
Foreign currency translation adjustments	(1.7)
Transfer to environmental obligations (2)	(16.9)
Transfer to restructuring reserves (3)	(1.5)
Balance at December 31, 2014 (1)	$1.9
____________________

(1)	Included in “Accrued and other liabilities” and "Other long-term liabilities" on the consolidated balance sheets.

(2)
Based on the events that occurred during the year ended December 31, 2014, the remaining activities associated with these obligations are primarily environmental remediation in nature and therefore the cost was reclassified to environmental obligations. Refer to Note 10 within these consolidated financial statements for additional information.

(3)
The remaining activities associated with these obligations are related to restructuring activities and therefore transfer to a restructuring reserve is more appropriate based on events that occurred during the year ended December 31, 2014. Refer to Note 7 within these consolidated financial statements for additional information.

Note 9: Discontinued Operations

FMC Peroxygens:
On February 28, 2014, we completed the sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in approximately $198.6 million in after-tax proceeds and a final pre-tax loss of $10.1 million ($33.4 million after-tax) for the twelve months ended December 31, 2014. The after-tax loss of $33.4 million was driven by the allocation of the $199.1 million of proceeds which was agreed to between us and OEP. The majority of the proceeds were allocated to higher taxing jurisdictions (i.e., United States) which resulted in tax expense within those jurisdictions, that were not offset by tax benefits from other taxing jurisdictions. We did not benefit the tax losses produced in those other taxing jurisdictions, as we do not expect the losses produced in those jurisdictions to be recoverable. The loss was recorded in discontinued operations, net of income taxes in our consolidated income statements for the year ended December 31, 2014.
The results of our discontinued FMC Peroxygens operations are summarized below:

(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue	$55.5	$328.8	$338.4

(Loss) income from discontinued operations before income taxes (1)	(10.7)	(101.7)	25.5
Provision (Benefit) for income taxes	23.7	9.4	13.7
Total discontinued operations of FMC Peroxygens, net of income taxes	$(34.4)	$(111.1)	$11.8
____________________

(1)
Includes allocated interest expense $0.8 million, $4.7 million and $4.5 million for the years ended ended December 31, 2014, 2013 and 2012. Interest was allocated in accordance with relevant discontinued operations accounting guidance. Interest expense allocated in 2014 was prior to the complete sale.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table presents the major classes of assets and liabilities of the FMC Peroxygens business as of 2014 and 2013:

	December 31,
(in Millions)	2014	2013
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$—	$94.8
Property, plant & equipment	—	61.1
Intangible assets, net	—	2.7
Other non-current assets	—	39.7
Noncurrent assets of discontinued operations held for sale (1)	—	103.5
Total Assets	$—	$198.3

Liabilities
Current liabilities of discontinued operations held for sale	—	43.0
Noncurrent liabilities of discontinued operations held for sale (1)	—	5.2
Total Liabilities	$—	$48.2
Net Assets (2)	$—	$150.1
____________________

(1)	Presented as "Current assets\liabilities of discontinued operations held for sale" on the consolidated balance sheet as of December 31, 2013.

(2)	Excludes the accumulated net cumulative translation adjustment losses of our foreign FMC Peroxygens operations.

In addition to our discontinued FMC Peroxygens segment, our other discontinued operations include adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2014	2013	2012
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit (expense) of $0.5, ($0.3) and $0.2, respectively	$(1.8)	$0.6	$(0.3)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $16.4, $14.2 and $7.8, respectively (1)	(36.7)	(23.1)	(12.6)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $8.4, $5.5, and $10.6, respectively (2)	(14.3)	(9.0)	(17.3)
Provision for restructuring charges, net of income tax benefit of $0.1, $0.5 and $1.5, respectively (3)	(2.2)	(16.7)	(9.1)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of ($23.7), $25.1 and ($13.7), respectively	(34.4)	(111.1)	11.8
Discontinued operations, net of income taxes	$(89.4)	$(159.3)	$(27.5)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 10.

(2)	Includes a gain of $13.9 million in 2013 associated with an insurance recovery related to previously discontinued operations legal matters. No such gain existed in 2014 or 2012.

(3)	See roll forward of our restructuring reserves in Note 7.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reserves for Discontinued Operations at December 31, 2014 and 2013

(in Millions)	December 31,
	2014	2013
Workers’ compensation and product liability reserve	$6.8	$6.7
Postretirement medical and life insurance benefits reserve, net	10.0	9.6
Reserves for legal proceedings	36.5	36.9
Reserve for discontinued operations (1)	$53.3	$53.2
____________________

(1)	Included in “Other long-term liabilities” on the consolidated balance sheets. Also refer to Note 7 for discontinued restructuring reserves and Note 10 for discontinued environmental reserves.
The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax actuarial gain and prior service credit of $6.5 million ($3.5 million after-tax) and $7.9 million ($3.9 million after-tax) at December 31, 2014 and 2013, respectively. The estimated net pre-tax actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2015 are $1.0 million and zero, respectively.
Net, spending in 2014, 2013 and 2012 was $0.8 million, $0.9 million and $1.0 million, respectively, for workers’ compensation, product liability and other claims; $1.1 million, $0.9 million and $0.7 million, respectively, for other postretirement benefits; and $23.0 million, $8.8 million and $24.6 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $296.2 million and $225.7 million, respectively, before recoveries, existed at December 31, 2014 and 2013.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $210 million at December 31, 2014. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Additionally, although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination at many sites, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, the timing of potential expenditures and the allocation of costs among Potentially Responsible Parties ("PRPs") as well as other third parties. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. However, we believe any liability arising from such potential

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2011 to December 31, 2014.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2011	$226.9
2012
Provision	31.2
Spending, net of recoveries	(42.1)
Net Change	(10.9)
Total environmental reserves, net of recoveries at December 31, 2012	$216.0

2013
Provision	48.2
Spending, net of recoveries	(59.5)
Net Change	(11.3)
Total environmental reserves, net of recoveries at December 31, 2013	$204.7

2014
Provision	106.2
Spending, net of recoveries	(42.4)
Transfer from asset retirement obligations (1)	16.9
Foreign currency translation adjustments	(1.1)
Net Change	79.6
Total environmental reserves, net of recoveries at December 31, 2014	$284.3
______________

(1)
Based on events that occurred during the year ended December 31, 2014, the remaining activities associated with these obligations are primarily environmental remediation in nature and therefore the cost was transferred to environmental obligations.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2014 and 2013, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total recorded recoveries from December 31, 2012 to December 31, 2014:

(in Millions)	December 31, 2012	Increase in Recoveries	Cash Received	December 31, 2013	Increase in Recoveries	Cash Received	December 31, 2014
Environmental liabilities, continuing and discontinued	$20.5	$4.5	$4.0	$21.0	$1.2	$10.3	$11.9
Other assets (1)	51.6	4.7	20.8	35.5	9.4	15.0	29.9
Total	$72.1	$9.2	$24.8	$56.5	$10.6	$25.3	$41.8
______________

(1)	The amounts are included within “Prepaid and other current assets" and "Other assets" on the consolidated balance sheets. See Note 20 for more details.

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2014	2013
Environmental reserves, current, net of recoveries (1)	$74.4	$29.5
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	209.9	175.2
Total environmental reserves, net of recoveries	$284.3	$204.7
______________

(1)	These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued clean-up of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year ended December 31,
(in Millions)	2014	2013	2012
Continuing operations (1)	$43.7	$6.2	$5.8
Discontinued operations (2)	53.1	37.3	20.4
Net environmental provision	$96.8	$43.5	$26.2
______________

(1)
Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income.  See Note 7. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(2)	Recorded as a component of “Discontinued operations, net" on our consolidated statements of income. See Note 9.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year ended December 31,
(in Millions)	2014	2013	2012
Environmental reserves (1)	$106.2	$48.2	$31.2
Other assets (2)	(9.4)	(4.7)	(5.0)
Net environmental provision	$96.8	$43.5	$26.2
______________

(1)	See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.

(2)	Represents certain environmental recoveries. See Note 20 for details of "Other assets" as presented on our consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by FMC, the EPA (Region III) and the Department of Justice ("DOJ") regarding past response costs and future clean-up work at this site. In January 2010, the EPA issued a Record of Decision ("ROD") for Operable Unit 7 ("OU-7") primarily addressing waste basins and ground water, which should be the last operable unit to be remediated at the site. Included in our reserves for this site is the cost associated with a groundwater treatment plant which is an integral component of the remedy required to address the OU-7 ROD. This groundwater treatment plant was completed in 2014. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government's role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $16.9 million and $25.6 million at December 31, 2014 and 2013, respectively.
Pocatello
From 1949 until 2001, we operated the world's largest elemental phosphorus plant in Power County, Idaho, just outside the city of Pocatello. Since the plant's closure, FMC has worked with the EPA, the State of Idaho, and the Shoshone-Bannock Tribes to develop a proposed cleanup plan for the property. In September of 2012, the EPA issued an Interim Record of Decision ("IROD") that is environmentally protective and that ensures the health and safety of both workers and the general public. Since the plant's closure, we have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that the EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of the IROD that addresses groundwater contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In June 2013 EPA issued a Unilateral Administrative Order to us under which we will implement the IROD remedy. Our current reserves factor in the estimated costs associated with implementing the IROD. In addition to implementing the IROD, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds.
The amount of the reserve for this site was $68.6 million and $61.3 million at December 31, 2014 and 2013, respectively.
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
On April 25, 2006, the Tribes' Land Use Policy Commission issued us a Special Use Permit for the “disposal and storage of waste” at the Pocatello plant and imposed a $1.5 million per annum permit fee. The permit and fee were affirmed by the Tribal Business Council on July 21, 2006. We sought review of the permit and fee in Tribal Court, in which the Tribes also brought a claim for breach of the 1998 Agreement. On May 21, 2008, the Tribal Court reversed the permit and fee, finding that they were not authorized under tribal law, and dismissed the Tribes' breach of contract claim. The Tribes appealed to the Tribal Court of Appeals.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The finding by the Shoshone-Bannock Tribal Appellate Court in May 2014 does not impact our reserves for the period ended December 31, 2014. Having now exhausted the Tribal administrative and judicial process, in November 2014 we filed an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction over us.
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
In 2013 we received from the New York State Department of Environmental Conservation ("NYSDEC"), the Final Statement of Basis ("FSOB"). The FSOB includes the same CMA as the Preliminary Statement of Basis, which we continue to believe is overly conservative and is not consistent with the 1991 AOC, which governs the remedy selection.
In order to negotiate with the NYSDEC with respect to the FSOB, we entered into a tolling agreement with the NYSDEC. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the NYSDEC does not go against the statute of limitations under the FSOB. The tolling agreement expired on April 30, 2014. We were not able to reach an agreement with the NYSDEC; thus, on May 1, 2014, we submitted a Notice of Dispute to the EPA seeking review of the remedy chosen by the NYSDEC. On May 30, 2014, 30 days after the tolling period expired, we filed an action in the Supreme Court of New York formally challenging the NYSDEC's FSOB. In that lawsuit, we are contending that NYSDEC breached the 1991 AOC by not following the procedures set forth in the AOC for remedy selection. On June 3, 2014, we received a letter from EPA (dated May 22, 2014) declining to review the Notice of Dispute. On June 20, 2014, we filed an action in the United States District Court for the Western District of New York seeking a declaratory judgment that the EPA is obligated under the 1991 AOC to hear the dispute.
The amount of the reserve for this site is $44.9 million and $41.7 million at December 31, 2014 and 2013, respectively. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.
Other Potentially Responsible Party (“PRP”) Sites
We have been named a PRP at 32 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 37 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.
One site where FMC is listed as a PRP is the Portland Harbor Superfund Site (“Portland Harbor”), that includes the river and sediments of a 12 mile section of the lower reach of the Willamette River in Portland, Oregon that runs through an industrialized area. Portland Harbor is listed on the NPL. FMC formerly owned and operated a manufacturing site adjacent to this section of the

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

river and has since sold its interest in this business. When the EPA determines the cleanup remedy from the RI/FS conducted during the last decade at the site, it will issue a ROD. Currently, FMC and 70 other parties including the current owner of the former FMC site are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. The EPA is expected to develop a ROD by 2017. It is anticipated that the cleanup activities will begin within one year of the issuance of the ROD.
Any potential liability to FMC will represent a portion of the costs of the remedy the EPA is expected to select for Portland Harbor. The cost of that remedy is expected to be allocated among more than 70 potentially responsible parties. Because of the large number of responsible parties and the variability in range of remediation alternatives, we are unable to develop a reasonable estimate of our potential exposure for Portland Harbor at this time. Based on information currently available, we have no reason to believe that the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome will be favorable. Adverse results in the outcome of the EPA decision could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

Note 11: Income Taxes
Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2014	2013	2012
Domestic	$148.6	$287.1	$359.3
Foreign	336.4	328.8	238.4
Total	$485.0	$615.9	$597.7
The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2014	2013	2012
Current:
Federal	$86.5	$57.1	$23.1
Foreign	43.4	66.2	55.6
State	4.6	5.7	0.7
Total current	$134.5	$129.0	$79.4
Deferred:
Federal	(40.7)	29.7	73.3
Foreign	(21.1)	(18.0)	(12.3)
State	0.8	7.9	(5.9)
Total deferred	$(61.0)	$19.6	$55.1
Total	$73.5	$148.6	$134.5
Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(in Millions)	2014	2013	2012
Deferred tax (exclusive of valuation allowance)	$(61.8)	$19.4	$68.8
Net increase (decrease) in the valuation allowance for deferred tax assets	0.8	0.2	(13.7)
Deferred income tax provision	$(61.0)	$19.6	$55.1
We have recognized that it is more likely than not that certain future tax benefits may not be realized through future taxable income. During the year ended December 31, 2014, the valuation allowance change was due to $1.7 million of tax losses incurred by certain foreign operations that are not expected to be recoverable, partially offset by a $0.9 million release primarily due to state net operating losses now expected to be recoverable. During the year ended December 31, 2013, the valuation allowance

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

change was due to $2.1 million of tax losses incurred by certain foreign operations that are not expected to be recoverable, partially offset by a $1.9 million release primarily due to state net operating losses now expected to be recoverable. During the year ended December 31, 2012, the decrease was primarily due to a release of $14.9 million related to state net operating losses expected to be recoverable, partially offset by a $1.2 million provision due to tax losses of foreign operations that are not expected to be recoverable.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2014	2013
Reserves for discontinued operations, environmental and restructuring	$111.1	$96.1
Accrued pension and other postretirement benefits	70.4	9.4
Alternative minimum, foreign tax and other credit carryforwards	7.4	8.4
Net operating loss carryforwards	143.0	104.0
Deferred expenditures capitalized for tax	34.2	43.4
Other	266.2	187.9
Deferred tax assets	$632.3	$449.2
Valuation allowance, net (1)	(125.3)	(108.2)
Deferred tax assets, net of valuation allowance	$507.0	$341.0
Property, plant and equipment, net	138.2	108.7
Deferred tax liabilities	$138.2	$108.7
Net deferred tax assets	$368.8	$232.3
____________________

(1)	The change in the net valuation allowance was primarily driven by our FMC Peroxygens' foreign operations which are classified as discontinued operations.

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
At December 31, 2014, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $17.3 million (tax-effected) expiring in future years through 2027, foreign net operating loss carryforwards of $125.7 million (tax-effected) expiring in various future years, U.S. foreign tax credit carryforwards of $1.1 million expiring in 2015 and foreign tax credit carryforwards of $6.3 million expiring in various future years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Net difference:
Percentage depletion	(4.5)	(3.4)	(3.5)
State and local income taxes, less federal income tax benefit	0.8	2.2	1.1
Foreign earnings subject to different tax rates	(17.3)	(11.3)	(7.3)
Manufacturer’s production deduction and miscellaneous tax credits	(1.6)	(1.1)	(1.3)
Tax on intercompany dividends and deemed dividend for tax purposes	2.2	0.6	0.4
Nondeductible expenses	1.3	0.4	0.4
Changes to unrecognized tax benefits	1.0	0.9	(0.3)
Change in valuation allowance	0.2	—	(1.6)
Other	(1.9)	0.8	(0.4)
Total difference	(19.8)	(10.9)	(12.5)
Effective tax rate	15.2%	24.1%	22.5%
Unremitted earnings of foreign subsidiaries for which we have not provided taxes approximate $1,638.1 million. We have not provided taxes for these earnings given that our intention, as of December 31, 2014, is to indefinitely reinvest such earnings in the respective existing foreign operations. We have not provided deferred tax liabilities for basis differences in investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. A liability may arise in the future if our intention to indefinitely reinvest such earnings were to change, however it is not practical to estimate the income tax liability that may be incurred.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2014, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2011-2014 and 2004-2014, respectively. Our significant foreign jurisdictions, which total 19, are open for examination and adjustment during varying periods from 2004-2014.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $15.5 million and $10.8 million as of December 31, 2014 and December 31, 2013, respectively. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012 we recognized interest and penalties of $1.0 million, $2.1 million, and $0.1 million respectively, in the consolidated statements of income. As of December 31, 2014 and December 31, 2013, we have accrued interest and penalties in the consolidated balance sheets of $3.2 million and $2.2 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for gross unrecognized tax benefits will decrease within the next 12 months by a range of $3.7 million to $2.5 million.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2014	2013	2012
Balance at beginning of year	$37.3	$23.3	$8.1
Additions for the current year	9.9	15.4	5.5
Additions for tax positions on acquisitions	—	(1.3)	—
Adjustments for tax positions of prior years for:
Adjustments	1.5	(0.1)	9.7
Settlements during the period	(1.6)	—	—
Balance at end of year (1)	$47.1	$37.3	$23.3
____________________

(1)
At December 31, 2014, 2013, and 2012 we recognized an offsetting non-current deferred tax asset of $34.8 million, $28.7 million, and $16.7 million respectively, relating to specific uncertain tax positions presented above.

Note 12: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2014	2013
Short-term foreign debt (1)	$36.6	$7.1
Commercial paper (2)	486.6	656.0
Total short-term debt	$523.2	$663.1
Current portion of long-term debt	2.0	34.7
Short-term debt and current portion of long-term debt	$525.2	$697.8
____________________

(1)
At December 31, 2014, the average effective interest rate on the borrowings was 5.20%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

(2)	At December 31, 2014, the average effective interest rate on the borrowings was 0.48%.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2014		December 31,
	Interest Rate Percentage	Maturity Date	2014	2013
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2021-2035	$141.5	$174.0
Senior notes (less unamortized discount of $1.9 and $2.2, respectively)	3.95-5.2%	2019-2024	998.1	997.8
Credit Facility (1)	2.6%	2019	—	—
Foreign debt	0-9.3%	2015-2024	15.8	17.0
Total long-term debt			$1,155.4	$1,188.8
Less: debt maturing within one year			2.0	34.7
Total long-term debt, less current portion			$1,153.4	$1,154.1
____________________

(1)
Letters of credit outstanding under the Credit Facility totaled $89.4 million and available funds under this facility were $924.0 million at December 31, 2014 (which reflects borrowings under our commercial paper program).

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2014, are $2.0 million in 2015, $2.4 million in 2016, $2.6 million in 2017, $2.6 million in 2018, $302.6 million in 2019 and $845.3 million thereafter.
Covenants
Among other restrictions, the Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2014 was 2.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2014 was 12.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2014.

Term Loan Facility
On October 10, 2014, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $2.0 billion (the “Term Loan Facility”) to consummate the acquisition of Cheminova (the "Acquisition"). The Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the Term Loan Facility will be available in one or more drawings on the closing date of the Term Loan Facility, which will be substantially concurrent with the closing of the Acquisition. The scheduled maturity of the Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the Acquisition as well as to pay fees and expenses incurred in connection with the Acquisition and the other transactions contemplated by or related to the Acquisition or the Term Loan Facility.
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

The Term Loan Agreement contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The Term Loan Agreement also contains a cross-default provision whereby a default under our other indebtedness in excess of $50.0 million, after grace periods and absent a waiver from the lenders, would be an event of default under the Term Loan Agreement and could result in a demand for payment of all amounts outstanding under this facility.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated Term Loan Facility discussed above along with certain other changes to permit the Acquisition and the divestiture of our FMC Alkali Chemicals division. The Revolving Credit Agreement also contains a cross-default provision whereby a default under our other indebtedness in excess of $50.0 million, after grace periods and absent a waiver from the lenders, would be an event of default under the Revolving Credit Agreement and could result in a demand for payment of all amounts outstanding under this facility.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions, except for percentages)	2014	2013	2014	2013
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate	4.15%	4.95%	4.15%	4.95%
Rate of compensation increase	3.60%	3.40%	—%	—%
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,315.2	$1,428.1	$23.5	$29.2
Service cost	17.3	22.0	0.1	0.1
Interest cost	62.3	57.7	1.0	1.0
Actuarial loss (gain) (4)	261.3	(103.6)	1.0	(4.2)
Amendments	3.3	0.7	3.4	—
Foreign currency exchange rate changes	(12.0)	0.6	—	0.1
Plan participants’ contributions	—	—	6.1	6.2
Settlements	(8.5)	(16.1)	—	—
Curtailments	—	—	—	—
Benefits paid	(69.9)	(74.2)	(8.7)	(8.9)
Projected benefit obligation at December 31	$1,569.0	$1,315.2	$26.4	$23.5
Change in plan assets
Fair value of plan assets at January 1	$1,285.4	$1,060.2	$—	$—
Actual return on plan assets	83.2	250.9	—	—
Foreign currency exchange rate changes	(11.1)	0.7	—	—
Company contributions	65.8	63.9	2.6	2.7
Plan participants’ contributions	—	—	6.1	6.2
Settlements	(8.5)	(16.1)	—	—
Benefits paid	(69.9)	(74.2)	(8.7)	(8.9)
Fair value of plan assets at December 31	$1,344.9	$1,285.4	$—	$—
Funded Status
U.S. plans with assets	$(167.6)	$15.0	$—	$—
U.S. plans without assets	(40.2)	(38.2)	(26.4)	(23.5)
Non-U.S. plans with assets	(7.4)	(0.2)	—	—
All other plans	(8.9)	(6.4)	—	—
Net funded status of the plan (liability)	$(224.1)	$(29.8)	$(26.4)	$(23.5)
Amount recognized in the consolidated balance sheets:
Pension other asset (2)	$0.7	$17.2	$—	$—
Accrued benefit liability (3)	(224.8)	(47.0)	(26.4)	(23.5)
Total	$(224.1)	$(29.8)	$(26.4)	$(23.5)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)	Included in “Other assets” on the consolidated balance sheets.

(3)	Recorded as "Accrued pension and other postretirement benefits, current and long-term" on the consolidated balance sheets.

(4)
In 2014, the Society of Actuaries released new mortality tables and a mortality improvement scale for measurement of retirement program obligations. The adoption of these new tables is included in the measurement of the December 31, 2014 U.S. defined benefit and post retirement obligations and resulted in an actuarial loss of approximately $95 million.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2014	2013	2014	2013
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:
Prior service (cost) credit	$(7.7)	$(6.3)	$(3.3)	$—
Net actuarial (loss) gain	(512.9)	(281.7)	10.4	13.0
Accumulated other comprehensive income (loss) – pretax	$(520.6)	$(288.0)	$7.1	$13.0
Accumulated other comprehensive income (loss) – net of tax	$(329.5)	$(182.5)	$4.4	$8.1
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The accumulated benefit obligation for all pension plans was $1,495.0 million and $1,255.3 million at December 31, 2014 and 2013, respectively.

(in Millions)	December 31,
Information for pension plans with projected benefit obligation in excess of plan assets	2014	2013
Projected benefit obligations	$1,544.7	$75.0
Accumulated benefit obligations	1,475.6	65.3
Fair value of plan assets	1,319.9	28.0

(in Millions)	December 31,
Information for pension plans with accumulated benefit obligation in excess of plan assets	2014	2013
Projected benefit obligations	$1,544.8	$53.1
Accumulated benefit obligations	1,475.6	46.8
Fair value of plan assets	1,319.9	8.6
Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
(in Millions)	2014	2013	2014	2013
Current year net actuarial loss (gain)	$262.1	$(276.3)	$0.9	$(4.2)
Current year prior service cost (credit)	3.3	0.7	3.4	—
Amortization of net actuarial (loss) gain	(30.5)	(51.9)	1.6	2.0
Amortization of prior service (cost) credit	(1.9)	(2.1)	(0.1)	—
Settlement loss (gain)	(4.2)	(7.4)	—	—
Foreign currency exchange rate changes on the above line items	(3.6)	1.0	—	—
Total recognized in other comprehensive (income) loss, before taxes	$225.2	$(336.0)	$5.8	$(2.2)
Total recognized in other comprehensive (income) loss, after taxes	$145.1	$(211.7)	$3.6	$(1.4)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2015 are $47.2 million and $1.6 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The estimated net actuarial gain and prior service cost for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2015 will be $(0.8) million and $0.6 million.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2014	2013	2012	2014	2013	2012
Discount rate	4.95%	4.15%	4.95%	4.95%	4.15%	4.95%
Expected return on plan assets	7.75%	7.75%	7.75%	—	—	—
Rate of compensation increase	3.60%	3.40%	3.40%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$17.3	$22.0	$20.2	$0.1	$0.1	$0.1
Interest cost	62.3	57.7	61.3	1.0	1.0	1.4
Expected return on plan assets	(86.3)	(78.0)	(76.6)	—	—	—
Amortization of prior service cost	1.9	2.1	2.1	0.2	—	(0.2)
Amortization of net actuarial and other (gain) loss	30.5	51.9	51.2	(1.6)	(1.9)	(2.4)
Recognized (gain) loss due to settlement and curtailments	4.2	7.4	—	—	—	—
Net annual benefit cost from continuing operations	$29.9	$63.1	$58.2	$(0.3)	$(0.8)	$(1.1)
___________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 7.75 percent for the years ended December 31, 2014, 2013 and 2012. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 10.3 percent over the last 20 years (which is in excess of comparable market indices for the same period) and other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.2 percent, is between 8.9 percent and 10.6 percent for equities, and between 5.9 percent and 6.8 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2014, by asset category, is 75 to 85 percent equity securities, 15 to 25 percent fixed income investments and zero to five percent cash and other short-term investments.
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

(in Millions)	12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$54.1	$54.1	$—	$—
Equity securities:
Common stock	799.8	799.8	—	—
Preferred stock	3.0	3.0	—	—
Mutual funds and other investments (1)	286.9	198.3	88.6	—
Fixed income investments:
Investment contracts	185.5	—	184.8	0.7
Mutual funds	9.9	9.9	—	—
Corporate debt instruments	0.9	0.9	—	—
Government debt	3.9	3.9	—	—
Other investments
Real estate/property	0.8	—	—	0.8
Other	0.1	—	—	0.1
Total assets	$1,344.9	$1,069.9	$273.4	$1.6
(in Millions)	12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$55.2	$55.2	$—	$—
Equity securities:
Common stock	740.5	740.5	—	—
Preferred stock	4.7	4.7	—	—
Mutual funds and other investments (1)	289.1	193.3	95.8	—
Fixed income investments:
Investment contracts	180.6	—	180.6	—
Mutual funds	9.3	9.3	—	—
Corporate debt instruments	1.8	1.8	—	—
Government debt	3.4	3.4	—	—
Other investments
Real estate/property	0.7	—	—	0.7
Other	0.1	—	—	0.1
Total assets	$1,285.4	$1,008.2	$276.4	$0.8
____________________

(1)
As of December 31, 2014 and 2013 we have $88.6 million and $95.8 million, respectively, of investments in certain funds where the net asset value reported by the underlying funds approximates the fair value. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

The change in the value of plan assets using significant unobservable inputs (Level 3) for all periods presented was not material.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2014	2013
U.S. qualified pension plan	$50.0	$40.0
U.S. nonqualified pension plan	10.8	19.8
Non-U.S. plans	4.9	5.5
Other postretirement benefits, net of participant contributions	2.6	2.7
Total	$68.3	$68.0
We expect our voluntary cash contributions to our U.S. qualified pension plan to be $65 million in 2015.
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments (in Millions)
(in Millions)	Pension Benefits	Other Benefits
2015	$73.7	2.6
2016	77.3	2.5
2017	81.7	2.4
2018	83.4	2.2
2019	86.7	2.1
2020-2024	$467.5	9.3
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2014, and our other postretirement benefit obligation at December 31, 2014.
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to five percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of five percent of the employee’s eligible compensation. Charges against income for all contributions were $11.4 million in 2014, $11.8 million in 2013, and $10.2 million in 2012.

Note 14: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 29.0 million of which approximately 6.0 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2014. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including awards (currently restricted stock units only) to be made to directors under the Plan.
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
Under the Plan, awards of restricted stock and restricted stock units may be made to selected employees. The awards vest over periods designated by the Committee, which has generally been 3 years, with vesting conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award. Restricted stock units granted to directors under the Plan vest immediately if granted as part of, or in lieu of, the annual retainer (but are subject to forfeiture on a pro rata basis if the director does not serve the full year except under certain circumstances); other restricted stock units granted to directors vest at the Annual Meeting of Shareholders in the calendar year following the May 1 annual grant date.
At December 31, 2014 and 2013, there were restricted stock units representing an aggregate of 140,656 shares and 142,200 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2014	2013	2012
Stock Option Expense, net of taxes of $2.2, $2.4 and $2.7 (1)	$3.8	$4.2	$4.4
Restricted Stock Expense, net of taxes of $3.3, $3.1 and $3.9 (2)	5.5	5.5	6.4
Total Stock Compensation Expense, net of taxes of $5.5, $5.5 and $6.6 (3)	$9.3	$9.7	$10.8
____________________

(1)	We applied an estimated forfeiture rate of four percent per stock option grant in the calculation of the expense.

(2)	We applied an estimated forfeiture rate of two percent of outstanding grants in the calculation of the expense.

(3)
This expense is classified as selling, general and administrative expense in our consolidated statements of income. Total stock compensation expense, net of tax, of $0.5 million, $1.0 million, and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in the Discontinued operations, net of income taxes in the Consolidated Statements of Income.

We received $8.7 million, $10.7 million and $18.8 million in cash related to stock option exercises for the years ended December 31, 2014, 2013 and 2012, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2014, 2013 and 2012 came from treasury shares.
For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. The excess tax benefits for the years ended December 31, 2014, 2013 and 2012 totaled $4.7 million, $7.1 million and $9.7 million, respectively.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on our common stock.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Black Scholes valuation assumptions for stock option grants:

	2014	2013	2012
Expected dividend yield	0.74%	0.91%	0.63%
Expected volatility	41.96%	42.10%	42.09%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	2.01%	1.29%	1.30%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $30.01, $23.32 and $19.26 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2014:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2011 (1,340 shares exercisable)	2,810	6.4 years	$24.67	$51.6
Granted	422		47.58
Exercised	(943)		19.86	30.7
Forfeited	(50)		39.24
December 31, 2012 (932 shares exercisable)	2,239	6.5 years	$30.69	$62.3
Granted	339		59.47
Exercised	(462)		23.20	18.1
Forfeited	(58)		42.75
December 31, 2013 (948 shares exercisable)	2,058	5.9 years	$36.76	$79.6
Granted	253		72.66
Exercised	(313)		27.76	14.0
Forfeited	(67)		51.15
December 31, 2014 (1,023 shares exercisable and 1,903 shares expected to vest or be exercised)	1,931	5.5 years	$42.46	$32.7

The number of stock options indicated in the above table as being exercisable as of December 31, 2014, had an intrinsic value of $29.2 million, a weighted-average remaining contractual term of 3.9 years, and a weighted-average exercise price of $28.45.
As of December 31, 2014, we had total remaining unrecognized compensation cost related to unvested stock options of $7.4 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2014:

Number of Awards in Thousands	Number of awards	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	758	$31.33
Granted	221	49.88
Vested	(257)	27.60
Forfeited	(18)	39.21
Nonvested at December 31, 2012	704	$38.29
Granted	150	58.95
Vested	(326)	31.76
Forfeited	(5)	51.61
Nonvested at December 31, 2013	523	$49.07
Granted	129	71.92
Vested	(203)	46.06
Forfeited	(21)	57.40
Nonvested at December 31, 2014	428	$57.86
As of December 31, 2014, we had total remaining unrecognized compensation cost related to unvested restricted awards of $9.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years.

Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2011	185,983,792	46,309,476
Stock options and awards	—	(1,156,452)
Repurchases of common stock, net	—	3,160,390
December 31, 2012	185,983,792	48,313,414
Stock options and awards	—	(753,389)
Repurchases of common stock, net	—	5,538,078
December 31, 2013	185,983,792	53,098,103
Stock options and awards	—	(431,982)
December 31, 2014	185,983,792	52,666,121

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2011	$(29.3)	$(7.2)	$(353.5)	$(390.0)
2012 Activity
Other comprehensive income (loss) before reclassifications	2.3	(0.2)	(57.3)	$(55.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.9	30.4	$36.3

Accumulated other comprehensive income (loss), net of tax at December 31, 2012	$(27.0)	$(1.5)	$(380.4)	$(408.9)
2013 Activity
Other comprehensive income (loss) before reclassifications	1.7	(4.9)	174.0	$170.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	35.9	$36.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(25.3)	$(6.1)	$(170.5)	$(201.9)
2014 Activity
Other comprehensive income (loss) before reclassifications	(74.7)	3.1	(173.3)	$(244.9)
Amounts reclassified from accumulated other comprehensive income (loss)	49.6	(0.9)	22.3	$71.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
____________________

(1)	See Note 17 for more information.

(2)	See Note 13 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)			Affected Line Item in the Consolidated Statements of Income
	Year ended December 31,
(in Millions)	2014	2013	2012

Foreign Currency translation adjustments:
Divestiture of FMC Peroxygens (3)	(49.6)	—	—	Discontinued operations, net of income taxes
Derivative instruments:
Foreign currency contracts	$3.0	$(0.1)	$11.5	Costs of sales and services
Energy contracts	1.4	(0.6)	(9.8)	Costs of sales and services
Foreign currency contracts	(2.9)	0.5	(10.5)	Selling, general and administrative expenses
Other contracts	—	(0.2)	(0.1)	Interest expense, net
Total before tax	$1.5	$(0.4)	(8.9)
	(0.6)	0.1	3.0	Provision for income taxes
Amount included in net income	$0.9	$(0.3)	(5.9)

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(2.1)	$(2.0)	$(1.9)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(28.9)	(48.3)	(46.9)	Selling, general and administrative expenses
Recognized loss due to settlement	(4.2)	(7.4)	—	Selling, general and administrative expenses
Total before tax	$(35.2)	$(57.7)	$(48.8)
	12.9	21.8	18.4	Provision for income taxes
Amount included in net income	$(22.3)	$(35.9)	$(30.4)

Total reclassifications for the period	$(71.0)	$(36.2)	$(36.3)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated statements of income.

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 13.

(3)
The reclassification of historical cumulative translation adjustments was the result of the divestiture of our FMC Peroxygens business. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 9 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

Noncontrolling interest purchase
In 2013 we purchased an additional 6.25 percent ownership interest in a legal entity within our FMC Alkali Chemicals division for $80.0 million from one of two remaining noncontrolling interest holders. In 2014 we purchased the remaining 6.25 percent ownership interest from the last remaining non-controlling interest holder for $95.7 million.
Dividends and Share Repurchases
On January 15, 2015, we paid dividends totaling $20.1 million to our shareholders of record as of December 31, 2014. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, we paid $78.1 million, $73.6 million and $47.8 million in dividends, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We did not repurchase any shares under the publicly announced repurchase program. At December 31, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2014 and 2013 there were 386 thousand and 374 thousand potential common shares excluded from Diluted EPS. For the year ended December 31, 2012 there were no potential common shares excluded from Diluted EPS.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2014	2013	2012
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$396.9	$453.2	$443.7
Discontinued operations, net of income taxes	(89.4)	(159.3)	(27.5)
Net income	$307.5	$293.9	$416.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.9)	(1.6)	(2.0)
Net income allocable to common stockholders	$306.6	$292.3	$414.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.97	$3.34	$3.21
Discontinued operations	(0.67)	(1.18)	(0.20)
Net income	$2.30	$2.16	$3.01

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.96	$3.33	$3.20
Discontinued operations	(0.67)	(1.17)	(0.20)
Net income	$2.29	$2.16	$3.00

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,327	135,209	137,701
Weighted average additional shares assuming conversion of potential common shares	955	928	1,112
Shares – diluted basis	134,282	136,137	138,813

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,773.2 million and $1,895.8 million and the carrying amount is $1,678.6 million and $1,851.9 million as of December 31, 2014 and December 31, 2013, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.
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
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Chinese yuan, the Brazilian real and the Argentine peso.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commodity Price Risk
We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas.
Our Agricultural Solutions segment enters into contracts with certain customers in Brazil whereby we exchange our products for physical delivery of soybeans from the customer. In order to mitigate the price risk associated with these barter contracts, we have entered into offsetting derivatives to hedge our exposure.
Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2014 and December 31, 2013, we had no such swap agreements in place.
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
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in AOCI changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of December 31, 2014, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $0.6 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2015. At December 31, 2014, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $567.1 million.
As of December 31, 2014, we had current open commodity contracts in AOCI in a net after-tax loss position of $4.6 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2016. At December 31, 2014, we had 5.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.2 million of net after-tax losses, representing both open foreign currency exchange contracts and open commodity contracts, substantially all of the $5.2 million of these losses would be realized in earnings during the twelve months ending December 31, 2015, if spot rates in the future are consistent with forward rates as of December 31, 2014. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

periodically hold soybean barter contracts which qualify as derivatives and we have entered into offsetting commodity contracts to hedge our exposure. Both the change in fair value of the soybean barter contracts and the offsetting commodity contracts are recorded in earnings.
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $6.1 billion at December 31, 2014, which included approximately $5.2 billion associated with the derivative contracts to hedge the purchase of Cheminova.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2014 and 2013.

	December 31, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$17.1	$15.1	$32.2	$(3.6)	$28.6
Energy contracts	0.3	—	0.3	(0.3)	—
Total derivative assets (1)	17.4	15.1	32.5	(3.9)	28.6

Foreign exchange contracts	(17.4)	(100.0)	(117.4)	3.6	(113.8)
Energy contracts	(7.6)	—	(7.6)	0.3	(7.3)
Total derivative liabilities (2)	(25.0)	(100.0)	(125.0)	3.9	(121.1)

Net derivative assets/(liabilities)	$(7.6)	$(84.9)	$(92.5)	$—	$(92.5)

	December 31, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.3	$5.5	$11.8	$(6.7)	$5.1
Energy contracts	0.7	—	0.7	(0.2)	0.5
Other contracts	—	—	—	—	—
Total derivative assets (1)	7.0	5.5	12.5	(6.9)	5.6

Foreign exchange contracts	(17.7)	(0.6)	(18.3)	6.7	(11.6)
Energy contracts	(0.6)	—	(0.6)	0.2	(0.4)
Total derivative liabilities (2)	(18.3)	(0.6)	(18.9)	6.9	(12.0)

Net derivative assets/(liabilities)	$(11.3)	$4.9	$(6.4)	$—	$(6.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Contracts (2)
(in Millions)	Foreign exchange	Energy	Other	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2011	$(1.1)	$(4.8)	$(1.3)	$(7.2)
2012 Activity
Unrealized hedging gains (losses) and other, net of tax	2.1	(2.3)	—	(0.2)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(0.3)	6.1	0.1	5.9
	1.8	3.8	0.1	5.7

Accumulated other comprehensive income (loss), net of tax at December 31, 2012	$0.7	$(1.0)	$(1.2)	$(1.5)
2013 Activity
Unrealized hedging gains (losses) and other, net of tax	(8.0)	0.7	2.4	(4.9)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(0.2)	0.4	0.1	0.3
	(8.2)	1.1	2.5	(4.6)

Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(7.5)	$0.1	$1.3	$(6.1)
2014 Activity
Unrealized hedging gains (losses) and other, net of tax	6.9	(3.8)	—	3.1
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	—	(0.9)	—	(0.9)
	6.9	(4.7)	—	2.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(0.6)	$(4.6)	$1.3	$(3.9)
____________________

(1)	Amounts are included in “Cost of sales and services” and "Interest expense" on the consolidated statements of income.

(2)	For the years ended December 31, 2014, 2013 and 2012, there was no material ineffectiveness with regard to cash flow hedges.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2014	2013	2012
Foreign Exchange contracts	Cost of Sales and Services	$(2.9)	$11.2	$6.7
	Selling, general & administrative (2)	(99.6)	—	—
Total		$(102.5)	$11.2	$6.7
____________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent an unrealized loss on hedging the purchase price of the Cheminova acquisition. See Note 3 within these consolidated financial statements more information.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets.

(in Millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$—	$—	$—	$—
Derivatives – Foreign exchange (1)	28.6	—	28.6	—
Other (2)	30.9	30.9	—	—
Total Assets	$59.5	$30.9	$28.6	$—

Liabilities
Derivatives – Commodities: (1)
Energy contracts	$7.3	$—	$7.3	$—
Derivatives – Foreign exchange (1)	113.8	—	113.8	—
Other (3)	33.7	33.1	0.6	—
Total Liabilities	$154.8	$33.1	$121.7	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$0.5	$—	$0.5	$—
Derivatives – Foreign exchange (1)	5.1	—	5.1	—
Other (2)	32.7	32.7	—	—
Total Assets	$38.3	$32.7	$5.6	$—

Liabilities
Derivatives – Commodities: (1)
Energy contracts	$0.4	$—	$0.4	$—
Derivatives – Foreign exchange (1)	11.6	—	11.6	—
Other (3)	37.4	37.4	—	—
Total Liabilities	$49.4	$37.4	$12.0	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2014 and 2013. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	Year ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2014)
Assets
Long-lived assets associated with exit activities (1)	$—	$—	$—	$—	$(3.1)
Total Assets	$—	$—	$—	$—	$(3.1)
____________________

(1)
We recorded charges, within our FMC Health and Nutrition segment, to write down the value of certain long-lived assets to zero related to our FMC Health and Nutrition restructuring as they have no future use. See Note 7 within these consolidated financial statements for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	Year ended December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2013)
Assets
Net assets of discontinued operations held for sale (1)	$150.1	$—	$—	$150.1	$(156.7)
Long-lived assets to be abandoned (2)	2.6	—	—	2.6	(1.9)
Total Assets	$152.7	$—	$—	$152.7	$(158.6)
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

Note 18: Guarantees, Commitments and Contingencies
Guarantees
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2014. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing (1)	$50.2
Debt guarantees (2)	68.2
Total	$118.4
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing.”

(2)
These guarantees represent support provided to third-party banks for credit extended to various FMC Agricultural Solutions customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair-value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair-value of these guarantees is immaterial. The majority of these guarantees have an expiration date of less than one year.

Excluded from the chart above, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyers for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commitments
Leases
We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Our capital leases primarily relate to our two research and technology centers in the U.S. and China. Our capital lease asset balances (net of accumulated amortization of $1.4 million and $0.9 million), which are classified as buildings within our property, plant and equipment on our consolidated balance sheets, were $28.7 million and $29.3 million as of December 31, 2014 and 2013, respectively. Amortization of capital lease assets is included within depreciation expense. See Note 20 within these consolidated financial statements for obligations associated with our capital leases.

	Year ended December 31,
(in Millions)	2014	2013	2012
Rent Expense
Operating leases (1)	$12.9	$15.7	$12.3
____________________

(1)
Rent expense is net of credits (received for the use of leased transportation assets) of $26.3 million, $25.0 million and $25.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

	Future Minimum Lease Payments
(in Millions)	Operating Leases (1)	Capital Leases
2015	$23.3	$5.1
2016	$17.1	$5.1
2017	$12.8	$5.1
2018	$8.8	$5.1
2019	$6.8	$5.2
Thereafter	$15.1	$25.4
___________________

(1)
Minimum future lease payments for transportation assets (which are primarily associated with our FMC Alkali Chemicals division) included above aggregated approximately $48.8 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $103.8 million of which approximately $45 million relate to our FMC Alkali Chemicals division. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
Contingencies
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

April 29, 2013. The ECJ had not yet issued a ruling in the reference proceeding. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.
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
See Note 10 for the Pocatello tribal litigation and Middleport litigation for legal proceedings associated with our environmental contingencies.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 19: Segment Information

(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue
FMC Agricultural Solutions	$2,173.8	$2,145.7	$1,763.8
FMC Health and Nutrition	828.2	762.0	680.8
FMC Minerals	1,035.7	970.0	966.2
Eliminations	—	(2.9)	(0.9)
Total	$4,037.7	$3,874.8	$3,409.9
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$497.8	$539.0	$454.0
FMC Health and Nutrition	187.9	169.5	161.6
FMC Minerals	166.7	128.3	171.4
Eliminations	—	—	(0.4)
Segment operating profit	852.4	836.8	786.6
Corporate and other	(72.3)	(82.7)	(78.6)
Operating profit before the items listed below	780.1	754.1	708.0
Restructuring and other (charges) income (1)	(56.5)	(47.9)	(27.5)
Interest expense, net	(59.5)	(42.2)	(40.7)
Non-operating pension and postretirement (charges) income (2)	(10.5)	(38.1)	(34.9)
Business separation cost (3)	(23.6)	—	—
Acquisition/divestiture related charges (4)	(145.0)	(10.0)	(7.2)
Provision for income taxes	(73.5)	(148.6)	(134.5)
Discontinued operations, net of income taxes	(89.4)	(159.3)	(27.5)
Net income attributable to noncontrolling interests	(14.6)	(14.1)	(19.5)
Net income attributable to FMC stockholders	$307.5	$293.9	$416.2
____________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the years ended 2014, 2013 and 2012 relate to FMC Agricultural Solutions of $(4.5) million, $32.6 million and $8.5 million; FMC Health and Nutrition of $14.1 million, $1.0 million and $0.7 million; FMC Minerals of $0.1 million, $6.4 million and $13.0 million; and Corporate of $46.8 million, $7.9 million and $5.3 million, respectively.

(2)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our consolidated statements of income.

(3)
Charges are associated with the previously planned separation of our FMC Corporation into two independent public companies. On September 8, 2014, we announced that we would no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the acquisition of Cheminova; see Note 3 within these consolidated financial statements for more information. These charges are included within "Business separation costs" on our consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions through September 8, 2014.

(4)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions and costs incurred associated with the divestiture of our FMC Alkali Chemicals division. Amounts represent the following:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Twelve Months Ended
	December 31,
(in Millions)	2014	2013	2012
Acquisition related charges - Cheminova
Legal and professional fees (1)	$32.2	$—	$—
Unrealized loss/(gain) on hedging purchase price (1)	99.6	—	—
Acquisition related charges
Legal and professional fees (1)	—	4.8	—
Inventory fair value step-up amortization (2)	4.2	5.2	7.2
Divestiture related charges - FMC Alkali Chemicals division
Legal and professional fees (1)	9.0	—	—
Acquisition/divestiture related charges	$145.0	$10.0	$7.2
____________________
(1)    On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses”.
(2)    On the consolidated statements of income, these charges are included in “Costs of sales and services”.

Net sales to external customers for each of our product line groups is presented below. Our FMC Agricultural Solutions and FMC Health and Nutrition segment each have one product line group, and therefore net sales to external customers within each of those segments are included in the table above.

(in Millions)	Year Ended December 31,
	2014	2013	2012
Net Sales
Alkali	$779.0	$747.0	$733.2
Lithium	256.7	223.0	233.0
Total FMC Minerals Segment	$1,035.7	$970.0	$966.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2014	2013	2012
Operating capital employed (1)
FMC Agricultural Solutions	$1,612.3	$1,398.1	$1,184.3
FMC Health and Nutrition	1,365.8	1,380.5	874.2
FMC Minerals	801.1	758.4	702.1
Elimination	—	—	—
Total operating capital employed	3,779.2	3,537.0	2,760.6
Segment liabilities included in total operating capital employed	1,011.7	1,039.0	821.2
Assets of discontinued operations held for sale	—	198.3	336.6
Corporate items	549.6	460.9	455.5
Total assets	$5,340.5	$5,235.2	$4,373.9
Segment assets (2)
FMC Agricultural Solutions	$2,399.0	$2,190.7	$1,793.7
FMC Health and Nutrition	1,452.3	1,508.2	958.1
FMC Minerals	939.6	877.1	830.0
Elimination	—	—	—
Total segment assets	4,790.9	4,576.0	3,581.8
Assets of discontinued operations held for sale	—	198.3	336.6
Corporate items	549.6	460.9	455.5
Total assets	$5,340.5	$5,235.2	$4,373.9
____________________

(1)
We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
(in Millions)	Capital Expenditures (1)			Depreciation and Amortization			Research and Development Expense
	2014	2013	2012	2014	2013	2012	2014	2013	2012
FMC Agricultural Solutions	$25.4	$50.1	$18.4	$31.0	$34.1	$34.4	$111.8	$100.5	$95.4
FMC Health and Nutrition	96.8	115.7	56.5	44.9	35.4	25.8	10.0	10.5	9.9
FMC Minerals	87.5	50.3	92.9	51.4	53.9	52.4	6.5	6.7	6.7
Corporate	15.0	5.8	9.5	3.9	3.8	3.3	—	—	—
Total	$224.7	$221.9	$177.3	$131.2	$127.2	$115.9	$128.3	$117.7	$112.0
___________________

(1)
Cash spending associated with our contract manufacturers in our FMC Agricultural Solutions segment, which are not included in the chart above was $8.1 million, $24.1 million and $23.5 million for the years ended December 31, 2014. 2013 and 2012, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Geographic Segment Information

(in Millions)	Year Ended December 31,
	2014	2013	2012
Revenue from continuing operations (by location of customer):
North America (1)	$1,368.3	$1,285.1	$1,107.6
Europe/Middle East/Africa	559.0	528.1	494.9
Latin America (1)	1,334.5	1,382.4	1,161.2
Asia Pacific	775.9	679.2	646.2
Total	$4,037.7	$3,874.8	$3,409.9
____________________

(1)
In 2014, countries with sales in excess of ten percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 2014, 2013 and 2012 for the U.S. totaled $1,313.8 million, $1,244.8 million and $1,073.4 million and for Brazil totaled $958.8 million, $1,043.1 million and $845.4 million, respectively.

(in Millions)	December 31,
	2014	2013
Long-lived assets (1):
North America (2)	$989.1	$950.0
Europe/Middle East/Africa (2)	659.4	736.7
Latin America	209.5	168.2
Asia Pacific	348.0	343.9
Total	$2,206.0	$2,198.8
____________________

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes and assets of discontinued operations held for sale on the consolidated balance sheets.

(2)
The countries with long-lived assets in excess of ten percent of consolidated long-lived assets at December 31, 2014 and 2013 are the U.S. and Norway. Long lived assets at December 31, 2014 and 2013 for the U.S. totaled $987.5 million and $948.0 million and for Norway totaled $453.5 million and $511.3 million, respectively. Norway assets included goodwill of $194.3 million and $273.1 million at December 31, 2014 and 2013, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 20: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2014	2013
Prepaid and other current assets
Prepaid insurance	$7.0	$7.1
Income and value added tax receivables	74.9	81.0
Environmental obligation recoveries (Note 10)	8.0	16.8
Derivative assets (Note 17)	28.6	5.6
Argentina government receivable (1)	14.8	13.5
Other prepaid and current assets	81.4	112.8
Total	$214.7	$236.8

(in Millions)	December 31,
	2014	2013
Other Assets
Debt financing fees, net	$14.5	$10.6
Advance to contract manufacturers	62.8	62.2
Capitalized software, net	33.4	32.5
Environmental obligation recoveries (Note 10)	21.9	18.7
Argentina government receivable (1)	47.0	41.4
Deferred compensation arrangements	30.9	32.7
Pension and other postretirement benefits (Note 13)	0.7	17.2
Other long-term assets	61.8	46.7
Total	$273.0	$262.0
____________________

(1)
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Minerals segments. At December 31, 2014 and 2013, $42.2 million and $35.0 million of outstanding receivables due from the Argentina government, which primarily represent export tax and valued added tax receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors. We have further analyzed the recoverability of our outstanding receivables from the Argentina government in light of the current economic and political environment within Argentina, including the recent credit downgrades of local and federal governments and the July 31, 2014 default by the Argentina government on some of its debt obligations. Based on our analysis of the impact of economic conditions in Argentina on our receivables, at this time, we believe the outstanding receivables to be recoverable.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accrued and other liabilities	December 31,
(in Millions)	2014	2013
Asset retirement obligations, current (Note 8)	$0.1	$17.9
Restructuring reserves (Note 7)	10.3	6.1
Dividend payable (Note 15)	20.1	18.0
Accrued payroll	62.3	74.6
Environmental reserves, current, net of recoveries (Note 10)	74.4	29.5
Derivative liabilities (Note 17)	121.1	12.0
Other accrued and other liabilities	150.5	148.9
Total	$438.8	$307.0

Other long-term liabilities	December 31,
(in Millions)	2014	2013
Asset retirement obligations, long-term (Note 8)	$1.6	$4.8
Contingencies related to uncertain tax positions (Note 11)	47.1	37.3
Deferred compensation arrangements	33.1	37.4
Self insurance reserves (primarily workers' compensation)	13.8	14.9
Lease obligations	33.6	32.4
Reserve for discontinued operations (Note 9)	53.3	53.2
Other long-term liabilities	30.3	36.2
Total	$212.8	$216.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 21: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2014				2013
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$941.8	$987.8	$1,015.9	$1,092.2	$910.7	$876.0	$957.4	$1,130.7
Gross Profit	328.5	357.6	323.7	365.2	353.6	327.5	304.4	354.9
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	173.3	182.9	103.3	85.9	194.4	166.6	118.4	179.6
Income (loss) from continuing operations	120.5	125.9	80.6	84.5	138.2	119.7	76.5	132.9
Discontinued operations, net of income taxes (2)	(50.1)	(12.6)	(20.5)	(6.2)	(3.2)	1.5	(56.6)	(101.0)
Net income (loss)	70.4	113.3	60.1	78.3	135.0	121.2	19.9	31.9
Less: Net income attributable to noncontrolling interests	4.8	4.2	3.8	1.8	4.1	3.2	2.0	4.8
Net income (loss) attributable to FMC stockholders	$65.6	$109.1	$56.3	$76.5	$130.9	$118.0	$17.9	$27.1
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$115.7	$121.7	$76.8	$82.7	$134.1	$116.5	$74.5	$128.1
Discontinued operations, net of income taxes	(50.1)	(12.6)	(20.5)	(6.2)	(3.2)	1.5	(56.6)	(101.0)
Net income (loss)	$65.6	$109.1	$56.3	$76.5	$130.9	$118.0	$17.9	$27.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.87	$0.91	$0.57	$0.62	$0.97	$0.85	$0.55	$0.96
Discontinued operations	(0.38)	(0.09)	(0.15)	(0.05)	(0.02)	0.01	(0.42)	(0.76)
Basic net income (loss) per common share (1)	$0.49	$0.82	$0.42	$0.57	$0.95	$0.86	$0.13	$0.20
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.86	$0.90	$0.57	$0.62	$0.96	$0.85	$0.55	$0.95
Discontinued operations	(0.37)	(0.09)	(0.15)	(0.05)	(0.02)	0.01	(0.42)	(0.75)
Diluted net income (loss) per common share (1)	$0.49	$0.81	$0.42	$0.57	$0.94	$0.86	$0.13	$0.20
Weighted average shares outstanding:
Basic	133.1	133.3	133.4	133.5	137.1	136.3	134.1	133.3
Diluted	134.3	134.4	134.3	134.3	138.1	137.1	135.0	134.3
 ____________________

(1)	The sum of quarterly earnings per common share may differ from the full-year amount.

(2)
In the first quarter of 2014, our discontinued operations included a loss of $10.1 million ($39.0 million after-tax) associated with the completed sale of our FMC Peroxygens segment. In the third and fourth quarter of 2013, our discontinued operations included impairment charges of $65.0 million ($50.8 million after-tax) and $91.7 million ($71.3 million after-tax), respectively associated with the sale of our FMC Peroxygens segment (See Note 9).

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 22: Subsequent Event

In September 2014, we announced our decision to pursue the sale of our FMC Alkali Chemicals division (“ACD”). On February 3, 2015, we signed a definitive agreement to sell ACD to a wholly owned subsidiary of Tronox Limited for $1.64 billion. We expect the sale to be completed in early 2015 subject to customary regulatory approvals and closing conditions. The proceeds from the sale will be used to fund the acquisition of Cheminova.
We have concluded, as a result of the signing of the definitive agreement, that ACD has met the criteria to be an asset held for sale and therefore will be presented as a discontinued operation in accordance with GAAP in future reporting periods. In accordance with GAAP, the reclassification of ACD from a continuing operation to a discontinued operation occurs in the period for which the discontinued operation criteria has been met. Therefore as of December 31, 2014, ACD is accounted for as a continuing operation.
Beginning with the first quarter 2015 reporting on Form 10-Q, the results of operations of ACD will be reclassified to reflect the business as a discontinued operation for all periods presented and the assets and liabilities of the business will be reclassified as held for sale. Our FMC Minerals segment, which previously included our FMC Alkali Chemicals and FMC Lithium divisions, will be renamed FMC Lithium.
The carrying amounts of the major classes of assets and liabilities related to ACD were as follows:

(in Millions)	As of
Assets	December 31, 2014
Current assets (primarily trade receivables and inventories)	$203.3
Property, plant & equipment	378.6
Other non-current assets	22.9
Liabilities
Current Liabilities	(88.4)
Other Liabilities	(4.7)
Net Assets	$511.7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2014, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2014, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:
We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

		Provision /(Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write- offs (1)	Balance, End of Year
December 31, 2014
Reserve for doubtful accounts	$30.2	9.4	—	(2.0)	$37.6
Deferred tax valuation allowance	$108.2	17.3	(0.2)	—	$125.3
December 31, 2013
Reserve for doubtful accounts	$26.8	5.7	—	(2.3)	$30.2
Deferred tax valuation allowance	$84.5	23.1	0.6	—	$108.2
December 31, 2012
Reserve for doubtful accounts	$20.7	8.8	—	(2.7)	$26.8
Deferred tax valuation allowance	$92.6	(8.1)	—	—	$84.5
____________________

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2014. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

 (Shares in thousands, except per share data)

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,485	$42.46	6,047

(1)	Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $42.46 and the weighted-average term-to-expiration is 5.5 years.

(2)	Includes 1,931 stock options and 413 restricted stock awards granted to employees and 141 Restricted Stock Units (RSUs) held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2014, 2013 and 2012	104
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
3. Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

*2.1a	Share Purchase Agreement, dated September 8, 2014, by and between FMC Corporation, Auriga Industries A/S and Cheminova A/S (Exhibit 2.1 to the Current Report on Form 8-K/A filed on September 11, 2014)

*2.1b
Stock and Asset Purchase Agreement, dated as of February 3, 2015, by and among FMC Corporation, Tronox US Holdings Inc. and Tronox Limited (Exhibit 2.1 to the Current Report on Form 8-K/A filed on February 4, 2015)

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through May 23, 2013 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 30, 2013)

*3.2	Restated By-Laws of FMC Corporation as of February 18, 2014 (Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 7, 2014)

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
Amendment and Consent No. 1, dated as of August 5, 2013, to the Credit Agreement, dated as of August 5, 2011, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 29, 2013)

*10.1b
Amended and Restated Credit Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2014)

*10.1c
Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2014)

*10.2
Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to the Quarterly Report on Form 10-Q/A filed on November 8, 2005)

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

†*10.12
Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Andrea E. Utecht. (Exhibit 10.12 to FMC Corporation’s Annual Report on Form 10-K filed on February 18, 2014)

†*10.13
Amended and Restated Executive Severance Agreement, entered into as of November 6, 2012, by and between FMC Corporation and Thomas C. Deas, Jr. (Exhibit 10.13 to FMC Corporation’s Annual Report on Form 10-K filed on February 18, 2014)

†*10.14
Amended and Restated Executive Severance Agreement, entered into as of November 6, 2012, by and between FMC Corporation and Edward T. Flynn. (Exhibit 10.14 to the Annual Report on Form 10-K filed on February 18, 2013) Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Amended and Restated Executive Severance Agreement that is substantially identical in all material respects, except as to the parties thereto, between the Company and Eric Norris was not filed.

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
Date: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	Executive Vice President and Chief Financial Officer	February 27, 2015

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Corporate Controller (Principal Accounting Officer)	February 27, 2015

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 27, 2015

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 27, 2015

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 27, 2015

/S/ C. SCOTT GREER C. Scott Greer	Director	February 27, 2015

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 27, 2015

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 27, 2015

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 27, 2015

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 27, 2015

/S/ WILLIAM H. POWELL William H. Powell	Director	February 27, 2015

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 27, 2015

INDEX OF EXHIBITS FILED WITH THE
FORM 10-K OF FMC CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibit No.	Exhibit Description
12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

95	Mine Safety Disclosures

101	Interactive Data File