Form 10-Q
period 2015-03-31
FMC CORP
filed 2015-05-11
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2015
Common Stock, par value $0.10 per share	133,534,165

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended March 31
	2015	2014
	(unaudited)
Revenue	$659.4	$756.9
Costs and Expenses
Costs of sales and services	408.7	463.9

Gross margin	250.7	293.0

Selling, general and administrative expenses	297.9	114.6
Research and development expenses	26.6	25.8
Restructuring and other charges (income)	22.3	6.7
Business separation costs	—	3.0
Total costs and expenses	755.5	614.0
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	(96.1)	142.9
Equity in (earnings) loss of affiliates	0.1	(0.3)
Interest expense, net	14.0	11.6
Income (loss) from continuing operations before income taxes	(110.2)	131.6
Provision for income taxes	(49.1)	34.6
Income (loss) from continuing operations	(61.1)	97.0
Discontinued operations, net of income taxes	15.6	(26.6)
Net income (loss)	(45.5)	70.4
Less: Net income attributable to noncontrolling interests	1.3	4.8
Net income (loss) attributable to FMC stockholders	$(46.8)	$65.6
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes (benefit)	$(62.4)	$93.8
Discontinued operations, net of income taxes	15.6	(28.2)
Net income (loss) attributable to FMC stockholders	$(46.8)	$65.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.47)	$0.70
Discontinued operations	0.12	(0.21)
Net income (loss) attributable to FMC stockholders	$(0.35)	$0.49
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.47)	$0.70
Discontinued operations	0.12	(0.21)
Net income (loss) attributable to FMC stockholders	$(0.35)	$0.49
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended March 31
	2015	2014
	(unaudited)
Net income (loss)	$(45.5)	$70.4
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(39.7)	0.3
Reclassification of foreign currency translation losses	—	49.6
Total foreign currency translation adjustments (1)	(39.7)	49.9

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $0.4 and $1.3 for the three months ended March 31, 2015 and 2014, respectively	2.3	2.5
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($1.2) and $0.4 for the three months ended March 31, 2015 and 2014, respectively (3)	(1.8)	1.1
Total derivative instruments, net of tax of ($0.8) and $1.7 for the three months ended March 31, 2015 and 2014, respectively	0.5	3.6

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of ($4.7) and zero for the three months ended March 31, 2015 and 2014, respectively (2)	(5.9)	0.5
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $6.7 and $3.2 for the three months ended March 31, 2015 and 2014, respectively (3)	11.7	6.0
Total pension and other postretirement benefits, net of tax of $2.0 and $3.2 for the three months ended March 31, 2015 and 2014, respectively	5.8	6.5

Other comprehensive income (loss), net of tax	(33.4)	60.0
Comprehensive income (loss)	$(78.9)	$130.4
Less: Comprehensive income attributable to the noncontrolling interest	1.3	5.1
Comprehensive income (loss) attributable to FMC stockholders	$(80.2)	$125.3
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business, see Note 12 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the three months ended March 31, 2015, due to the disposal of our FMC Alkali Chemicals division, we triggered a curtailment of our U.S. pension plans. As a result we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 13 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 12.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$105.2	$109.5
Trade receivables, net of allowance - 2015: $34.9; 2014: $37.2	1,537.4	1,602.5
Inventories	640.8	607.6
Prepaid and other current assets	287.3	188.8
Deferred income taxes	147.1	222.7
Current assets of discontinued operations held for sale	611.8	203.3
Total current assets	$3,329.6	$2,934.4
Investments	4.7	5.5
Property, plant and equipment, net	902.6	930.0
Goodwill	324.1	352.5
Other intangibles, net	233.5	246.9
Other assets	281.5	269.6
Deferred income taxes	235.7	200.1
Noncurrent assets of discontinued operations held for sale	—	401.5
Total assets	$5,311.7	$5,340.5
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$907.3	$525.2
Accounts payable, trade and other	316.5	378.3
Advance payments from customers	24.2	190.2
Accrued and other liabilities	271.2	407.2
Accrued customer rebates	323.0	236.0
Guarantees of vendor financing	67.4	50.2
Accrued pension and other postretirement benefits, current	6.6	12.7
Income taxes	19.6	22.2
Current liabilities of discontinued operations held for sale	79.8	88.4
Total current liabilities	$2,015.6	$1,910.4
Long-term debt, less current portion	1,150.9	1,153.4
Accrued pension and other postretirement benefits, long-term	227.9	238.7
Environmental liabilities, continuing and discontinued	190.9	209.9
Deferred income taxes	55.6	51.3
Noncurrent liabilities of discontinued operations held for sale	—	4.7
Other long-term liabilities	201.4	208.1
Commitments and contingent liabilities (Note 16)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2015 or 2014	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2015 and 2014	18.6	18.6
Capital in excess of par value of common stock	407.6	401.9
Retained earnings	2,915.5	2,984.5
Accumulated other comprehensive income (loss)	(409.2)	(375.8)
Treasury stock, common, at cost - 2015: 52,449,627 shares, 2014: 52,666,121 shares	(1,497.6)	(1,498.7)
Total FMC stockholders’ equity	$1,434.9	$1,530.5
Noncontrolling interests	34.5	33.5
Total equity	$1,469.4	$1,564.0
Total liabilities and equity	$5,311.7	$5,340.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31
	2015	2014
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(45.5)	$70.4
Discontinued operations	(15.6)	26.6
Income (loss) from continuing operations	$(61.1)	$97.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	22.8	23.9
Equity in (earnings) loss of affiliates	0.1	(0.2)
Restructuring and other charges (income)	22.3	6.7
Deferred income taxes	29.3	1.3
Pension and other postretirement benefits	10.7	8.5
Share-based compensation	4.5	3.8
Excess tax benefits from share-based compensation	(1.7)	(3.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	52.5	(80.3)
Guarantees of vendor financing	17.3	28.9
Inventories	(50.0)	(9.5)
Accounts payable	(35.6)	(77.7)
Advance payments from customers	(165.9)	(148.4)
Accrued customer rebates	87.6	87.4
Income taxes	(78.1)	9.3
Pension and other postretirement benefit contributions	(27.4)	(23.8)
Environmental spending, continuing, net of recoveries	(3.0)	(1.6)
Restructuring and other spending	(3.0)	(1.9)
Change in other operating assets and liabilities, net (1)	(126.2)	(26.0)
Cash provided (required) by operating activities of continuing operations	$(304.9)	$(106.0)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	—	(3.7)
Operating activities of discontinued operations, net of recoveries	7.7	12.9
Cash provided (required) by operating activities of discontinued operations	$7.7	$9.2

(1)
The March 31, 2015 change is impacted by a $93.8 million reduction in the Cheminova A/S hedge liability. Total cash payments during the three months ended March 31, 2015 associated with the Cheminova A/S hedges were $273.8 million, which includes $180.1 million that were accrued and paid within the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31
	2015	2014
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(36.9)	$(63.3)
Proceeds from disposal of property, plant and equipment	0.3	—
Other investing activities	(17.6)	(1.1)
Cash provided (required) by investing activities of continuing operations	$(54.2)	$(64.4)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from FMC Peroxygens divestiture	—	199.1
Other discontinued investing activities	(15.6)	(11.1)
Cash provided (required) by investing activities of discontinued operations	$(15.6)	$188.0

Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	383.0	(39.6)
Repayments of long-term debt	(0.4)	(0.7)
Distributions to non controlling interests	—	(3.0)
Issuances of common stock, net	3.5	5.2
Excess tax benefits from share-based compensation	1.7	3.4
Dividends paid (2)	(20.1)	(18.0)
Other repurchases of common stock	(2.9)	(4.0)
Cash provided (required) by financing activities of continuing operations	$364.8	$(56.7)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.8)
Increase (decrease) in cash and cash equivalents	(4.3)	(30.7)
Cash and cash equivalents, beginning of period	109.5	123.2
Cash and cash equivalents, end of period	$105.2	$92.5

(2)	See Note 12 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $18.0 million and $11.2 million, and income taxes paid, net of refunds were $11.1 million and $25.3 million for the three months ended March 31, 2015 and 2014, respectively. Non-cash additions to property, plant and equipment were $5.5 million and $21.4 million for March 31, 2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2015 and 2014, and our financial position as of March 31, 2015. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 10-K”).

FMC Alkali Chemicals Division:

In February 2015, our FMC Alkali Chemicals division ("ACD") was classified as a discontinued operation. For more information on the discontinued operations see Note 9. As a result, our FMC Minerals segment, which previously included our FMC Alkali Chemicals and FMC Lithium divisions, was renamed FMC Lithium. We have recast all the data within this filing to reflect the changes in our reportable segments to conform to the current year presentation and to present ACD as a discontinued operation retrospectively for all periods presented.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. We are required to adopt this standard in the first quarter of 2016. Early adoption is permitted. The amendments should be applied on a retrospective basis. ASU 2015-03 will impact our consolidated balance sheet.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This new standard changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. We are required to adopt this standard in the first quarter of 2016. Early adoption is permitted. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements. We have not yet completed the assessment to determine the effect of the standard on our ongoing financial reporting.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We are required to adopt this standard on January 1, 2017; however, in April 2015 the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. If deferred, the provisions of this standard would be effective for interim and annual periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Recently adopted accounting guidance
In April 2014, the FASB issued its updated guidance on the financial reporting of discontinued operations. This new standard changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, expanded disclosures about discontinued operations will be required to provide financial statement users with more information about the

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

assets, liabilities, income, and expenses of discontinued operations. This guidance impacts disclosures within an entity's financial statements and notes to the financial statements. We have adopted this guidance prospectively this quarter.

Note 3: Acquisitions
Cheminova A/S
On September 8, 2014, we entered into a definitive Share Purchase Agreement (the "Purchase Agreement") with Auriga Industries A/S, a Denmark Aktieselskab ("Auriga") and Cheminova A/S, a Denmark Aktieselskab, a wholly owned subsidiary of Auriga ("Cheminova"). On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of $1.2 billion, excluding net debt to be assumed and hedged-related costs totaling $0.6 billion (the “Acquisition”). Beginning in the second quarter of 2015, Cheminova will be integrated into our FMC Agricultural Solutions segment and included within our results of operations. The Acquisition was funded with the October 10, 2014 term loan which was secured for the purposes of the Acquisition, see Note 8 for more information.
Cheminova is a business under the U.S. GAAP business combinations accounting guidance, and therefore we will apply acquisition accounting. Acquisition accounting requires, among other things, that assets and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the Cheminova acquisition will be recorded at the estimated fair values using primarily Level 2 and Level 3 inputs (see Note 15 for an explanation of Level 2 and 3 inputs). In valuing acquired assets and liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return.
We have not completed the detailed valuation work necessary to determine the estimates of the fair value of the acquired assets and assumed liabilities. As a result we have not determined the preliminary allocation of the purchase price. We also have not completed the detailed analysis to present the pro forma financial information for the combined companies. As such, both the preliminary allocation of the purchase price as well as the pro forma financial information will be included in our future filings.
Acquisition related costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK 5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015, (the acquisition close date) we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK 8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to March 2015 the USD strengthened against the DKK by 19 percent to an exchange rate of USD $1.00 to DKK 6.88 at March 31, 2015. The strengthening of the USD against the DKK results in a lower USD purchase price for Cheminova. Partially offsetting this was a mark-to-market loss on the FX forward contracts of $180.1 million during the three months ended March 31, 2015.
The loss on the FX forward contracts pursuant to GAAP is required to be expensed immediately. As a result, during the three months ended March 31, 2015, a $180.1 million loss associated with these FX forward contracts was recognized. The FX forward contract loss recognized in 2014 was $99.6 million. These losses are included in "Selling, general and administrative expenses" within the condensed consolidated statements of income (loss) and included them within Acquisition related charges within Note 17. In addition to the FX forward contract charges, additional legal and professional fees were incurred for the three months ended March 31, 2015 associated with this Acquisition as described in Note 17.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2015, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2014	$31.0	$321.5	$—	$352.5
Foreign currency adjustments	—	(28.4)	—	(28.4)
Balance, March 31, 2015	$31.0	$293.1	$—	$324.1

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2015			December 31, 2014
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$147.8	$(24.6)	$123.2	$152.8	$(22.5)	$130.3
Patents	1.7	(0.2)	1.5	1.7	(0.1)	1.6
Brands (1)	1.2	(0.7)	0.5	1.2	(0.6)	0.6
Purchased and licensed technologies	71.7	(25.4)	46.3	74.3	(24.5)	49.8
Other intangibles	3.6	(2.1)	1.5	3.6	(2.4)	1.2
	$226.0	$(53.0)	$173.0	$233.6	$(50.1)	$183.5

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$60.5		$60.5	$63.4		$63.4
Total intangible assets	$286.5	$(53.0)	$233.5	$297.0	$(50.1)	$246.9

(1)	Represents trademarks, trade names and know how.

At March 31, 2015, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$97.4	$35.2
FMC Health and Nutrition	74.4	25.3
FMC Lithium	1.2	—
Total	$173.0	$60.5

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2015	December 31, 2014
Finished goods	$287.8	$281.1
Work in process	243.9	248.8
Raw materials, supplies and other	274.5	242.1
First-in, first-out inventory	$806.2	$772.0
Less: Excess of first-in, first-out cost over last-in, first-out cost	(165.4)	(164.4)
Net inventories	$640.8	$607.6

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2015	December 31, 2014
Property, plant and equipment	$1,580.9	$1,618.7
Accumulated depreciation	(678.3)	(688.7)
Property, plant and equipment, net	$902.6	$930.0

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended March 31
(in Millions)	2015	2014
Restructuring charges and asset disposals	$5.4	$5.3
Other charges (income), net	16.9	1.4
Total restructuring and other charges	$22.3	$6.7

Restructuring charges and asset disposals
There were no significant restructuring activities that commenced during 2015. For detail on the restructuring charges and asset disposals which commenced prior to 2015, see Note 7 to our consolidated financial statements included with our 2014 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Health and Nutrition Restructuring	$0.8	$0.1	$1.2	$2.1
Lithium Restructuring	0.3	—	—	0.3
Other Items	3.3	(0.3)	—	3.0
Three months ended March 31, 2015	$4.4	$(0.2)	$1.2	$5.4
Health and Nutrition Restructuring	4.9	—	—	4.9
Lithium Restructuring	—	0.1	—	0.1
Other Items	—	0.3	—	0.3
Three months ended March 31, 2014	$4.9	$0.4	$—	$5.3
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset disposal charges.

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/14 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 3/31/15 (4)
Health and Nutrition Restructuring	$4.6	$0.9	$(1.8)	$0.2	$3.9
Lithium Restructuring	0.2	0.3	(0.1)	—	0.4
Other Workforce Related and Facility Shutdowns (1)	2.8	3.0	(1.1)	0.4	5.1
Restructuring activities related to discontinued operations (5)	2.7	—	(0.1)	(0.3)	2.3
Total	$10.3	$4.2	$(3.1)	$0.3	$11.7
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

(5)
Cash spending associated with restructuring activities of discontinued operations is reported within Payments of other discontinued reserves, net of recoveries on the condensed consolidated statements of cash flows.

Other charges (income), net

	Three Months Ended March 31
(in Millions)	2015	2014
Environmental charges, net	$1.9	$1.4
Other items, net	15.0	—
Other charges (income), net	$16.9	$1.4
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 10 for additional details.
Other items, Net
Our FMC Agricultural Solutions segment enters into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. In most transactions the rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid are expensed as incurred since they were acquired outside of a business combination. During the three months ended March 31, 2015, we entered into one such transaction, consisting of the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide.

Note 8: Debt
Debt maturing within one year:

(in Millions)	March 31, 2015	December 31, 2014
Short-term foreign debt (1)	$40.5	$36.6
Commercial paper (2)	865.1	486.6
Total short-term debt	$905.6	$523.2
Current portion of long-term debt	1.7	2.0
Short-term debt and current portion of long-term debt	$907.3	$525.2
____________________

(1)	At March 31, 2015, the average interest rate on the borrowings was 4.50%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

(2)	At March 31, 2015, the average interest rate on the borrowings was 0.62%.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt:

(in Millions)	March 31, 2015
	Interest Rate Percentage	Maturity Date	3/31/2015	12/31/2014
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2021-2035	$141.6	$141.5
Senior notes (less unamortized discount of $1.9 and $1.9, respectively)	3.95-5.2%	2019-2024	998.1	998.1
Credit Facility (1)	2.6%	2019	—	—
Foreign debt	0-9.3%	2015-2024	12.9	15.8
Total long-term debt			$1,152.6	$1,155.4
Less: debt maturing within one year			1.7	2.0
Total long-term debt, less current portion			$1,150.9	$1,153.4
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $100.1 million and available funds under this facility were $534.8 million at March 31, 2015 (which reflects borrowings under our commercial paper program).

Covenants
Among other restrictions, our Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2015, was 3.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2015, was 11.7 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2015. Following the acquisition of Cheminova A/S (see Note 3), the maximum leverage covenant increased to 4.5 and will step down in accordance with the provisions of the Credit Facility.

Term Loan Facility
On April 21, 2015, we borrowed $1.65 billion under our previously announced senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova A/S as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility.

The scheduled maturity of the Term Loan Facility is on the fifth anniversary of this closing date. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus1/2 of one percent; and the Eurocurrency rate for a one-month period plus one percent.

The Term Loan Agreement contains financial and other covenants, including a maximum leverage ratio of 4.5 and minimum interest coverage ratio 3.5 immediately following the acquisition. The Term Loan Agreement also contains a cross-default provision whereby a default under our other indebtedness in excess of $50.0 million, after grace periods and absent a waiver from the lenders, would be an event of default under the Term Loan Agreement and could result in a demand for payment of all amounts outstanding under this facility.

Note 9: Discontinued Operations
FMC Alkali:
On February 3, 2015, we signed a stock and asset purchase agreement ( the "Definitive Agreement") to sell our FMC Alkali Chemicals division ("ACD") to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale of ACD to Tronox was completed on April 1, 2015 resulting in approximately $1.6 billion in pre-tax proceeds ($1.2 billion after-tax).
ACD meets the criteria to be an asset held for sale and we have also presented ACD as a discontinued operation in accordance with GAAP. In addition to the definitive agreement we entered into a customary transitional services agreement with Tronox to provide for the orderly separation of the business and transition of various functions and processes. These services will be provided

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

by us to Tronox for up to 12 months after closing. These services include information technology services, human resource and facility services among other services, while Tronox assumes the operations of ACD.
Additionally, FMC is providing certain financial guarantees to third parties on behalf of ACD. These financial guarantees include payment guarantees to the lessors of various transportation equipment leases, subleases of certain transportation equipment leases and a self-bonding guarantee for several environmental reclamation obligations assumed by Tronox, which were previously treated as an asset retirement obligation by FMC. In accordance with the Definitive Agreement, Tronox is provided 90 days to secure FMC's release from such guarantees after which FMC is entitled to receive compensation from Tronox based on the outstanding amount of guarantees until such release is obtained.
The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Three Months Ended March 31
	2015	2014
Revenue	$194.0	$184.9
Costs of sales and services	149.2	149.5

Income (loss) from discontinued operations before income taxes (1)	19.0	28.2
Provision for income taxes	0.4	4.7
Total discontinued operations of FMC ACD, net of income taxes	$18.6	$23.5
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$1.6
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$18.6	$21.9
____________________

(1)
Amounts include approximately zero and $1.9 million attributable to noncontrolling interests, allocated interest expense of $2.2 million and $1.9 million, divestiture related charges of $11.3 million and zero and a pension curtailment charge of $5.3 million and zero for the three months ended March 31, 2015 and 2014, respectively. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

The following table presents the major classes of assets and liabilities of FMC Alkali Chemicals:

(in Millions)	March 31, 2015	December 31, 2014
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$205.7	$203.3
Property, plant & equipment (1)	383.2	378.6
Other non-current assets (1)	22.9	22.9
Total assets of discontinued operations held for sale (2)	$611.8	$604.8
Liabilities
Current liabilities of discontinued operations held for sale	(70.7)	(88.4)
Noncurrent liabilities of discontinued operations held for sale (1)	(9.1)	(4.7)
Total liabilities of discontinued operations held for sale (2)	$(79.8)	$(93.1)
Net Assets	$532.0	$511.7
____________________
(1)     Presented as "Noncurrent assets\liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of December 31, 2014.
(2)    Presented as "Current assets\liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of
March 31, 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

In addition to our discontinued FMC Alkali Chemicals division our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31
	2015	2014
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($0.3) and zero for the three months ended March 31, 2015 and 2014, respectively	$(2.5)	$(1.5)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.9 and $2.7 for the three months ended March 31, 2015 and 2014, respectively (1)	(0.6)	(4.8)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of ($0.1) and $2.3 for the three months ended March 31, 2015 and 2014, respectively	0.1	(3.8)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of ($0.4) and ($4.7) for the three months ended March 31, 2015 and 2014, respectively	18.6	21.9
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of zero and ($29.3) for the three months ended March 31, 2015 and 2014, respectively (2)	—	(40.0)
Discontinued operations, net of income taxes	$15.6	$(28.2)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2015 in Note 10.

(2)
On February 28, 2014, we completed the sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in a further pre-tax loss of $10.1 million ($33.4 million net of tax). The net of tax loss was driven by the final allocation of the $199.1 million of proceeds.

Note 10: Environmental Obligations
We have reserves for potential environmental obligations, which management considers probable and for which management can reasonable estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2014	$296.2	$(11.9)	$284.3
Provision/(benefit)	4.4	—	4.4
(Spending)/recoveries	(7.7)	1.0	(6.7)
Total environmental reserves at March 31, 2015	$292.9	$(10.9)	$282.0

Environmental reserves, current (1)	96.4	(5.3)	91.1
Environmental reserves, long-term (2)	196.5	(5.6)	190.9
Total environmental reserves at March 31, 2015	$292.9	$(10.9)	$282.0
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $210 million at March 31, 2015. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2014	Increase in Recoveries	Cash Received	3/31/2015
Environmental Recoveries	$29.9	—	(3.6)	$26.3

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31
(in Millions)	2015	2014
Environmental provisions, net - recorded to liabilities (1)	$4.4	$8.9
Environmental provisions, net - recorded to assets (2)	—	—
Environmental provision, net	$4.4	$8.9

Continuing operations (3)	1.9	1.4
Discontinued operations (4)	2.5	7.5
Environmental provision, net	$4.4	$8.9
____________________
(1)     See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.
(2)     See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.
(3)     Recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss). See
Note 7. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(4)     Recorded as a component of “Discontinued operations, net of income taxes" on the condensed consolidated statements of income
(loss). See Note 9.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2014 Form 10-K. See Note 10 to our consolidated financial statements in our 2014 Form 10-K for a description of significant updates to material environmental sites.

Note 11: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2015 we had a net loss attributable to FMC stockholders and as such all 1,635 thousand potential common shares were excluded from Diluted EPS. There were 312 thousand potential common shares excluded from Diluted EPS for the three months ended March 31, 2014.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31
	2015	2014
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(62.4)	$93.8
Discontinued operations, net of income taxes	15.6	(28.2)
Net income (loss) attributable to FMC stockholders	$(46.8)	$65.6
Less: Distributed and undistributed earnings allocable to restricted award holders	—	(0.2)
Net income (loss) allocable to common stockholders	$(46.8)	$65.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.47)	$0.70
Discontinued operations	0.12	(0.21)
Net income (loss) attributable to FMC stockholders	$(0.35)	$0.49

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.47)	$0.70
Discontinued operations	0.12	(0.21)
Net income (loss) attributable to FMC stockholders	$(0.35)	$0.49

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,577	133,139
Weighted average additional shares assuming conversion of potential common shares	—	1,114
Shares – diluted basis	133,577	134,253

Note 12: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the three months ended March 31, 2015:

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$1,530.5	$33.5	$1,564.0
Net income (loss)	(46.8)	1.3	(45.5)
Stock compensation plans	8.1	—	8.1
Excess tax benefits from share-based compensation	1.7	—	1.7
Shares for benefit plan trust	(0.2)	—	(0.2)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	5.8	—	5.8
Net hedging gains/(losses) and other, net of income tax (1)	0.5	—	0.5
Foreign currency translation adjustments (1)	(39.7)	(0.3)	(40.0)
Dividends ($0.165 per share)	(22.1)	—	(22.1)
Repurchases of common stock	(2.9)	—	(2.9)
Balance at March 31, 2015	$1,434.9	$34.5	$1,469.4
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments(1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications	(39.7)	2.3	(5.9)	$(43.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.8)	11.7	$9.9

Accumulated other comprehensive income (loss), net of tax at March 31, 2015	$(90.1)	$(3.4)	$(315.7)	$(409.2)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(25.3)	$(6.1)	$(170.5)	$(201.9)
2014 Activity
Other comprehensive income (loss) before reclassifications	—	2.5	0.5	$3.0
Amounts reclassified from accumulated other comprehensive income (loss)	49.6	1.1	6.0	$56.7

Accumulated other comprehensive income (loss), net of tax at March 31, 2014	$24.3	$(2.5)	$(164.0)	$(142.2)
____________________
(1)     See Note 15 for more information.
(2)    See Note 13 for more information.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31
(in Millions)	2015	2014

Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	—	(49.6)	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	$8.7	$(0.9)	Costs of sales and services
Energy contracts	$(1.3)	$1.0	Costs of sales and services
Foreign currency contracts	$(4.4)	$(1.6)	Selling, general and administrative expenses
Total before tax	$3.0	$(1.5)
	$(1.2)	$0.4	Provision for income taxes
Amount included in net income	$1.8	$(1.1)

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.4)	$(0.4)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	$(12.7)	$(7.2)	Selling, general and administrative expenses
Recognized loss due to settlement and curtailment	$(5.3)	$(1.6)	Selling, general and administrative expenses (4)
Total before tax	$(18.4)	$(9.2)
	$6.7	$3.2	Provision for income taxes
Amount included in net income	$(11.7)	$(6.0)

Total reclassifications for the period	$(9.9)	$(56.7)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

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

(4)
The $5.3 million loss due to curtailment for the three months ended March 31, 2015 related to the disposal of our FMC Alkali Chemicals division and was recorded to Discontinued operations, net of income taxes in the condensed statements of income (loss).

Dividends and Share Repurchases
For the three months ended March 31, 2015 and 2014, we paid $20.1 million and $18.0 million, respectively, in dividends declared in previous periods. On April 16, 2015, we paid dividends totaling $22.1 million to our shareholders of record as of March 31, 2015. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the three months ended March 31, 2015, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 13: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2015 and 2014:

(in Millions)	Three Months Ended March 31
	Pensions		Other Benefits
	2015	2014	2015	2014
Components of net annual benefit cost (income):
Service cost	$4.1	$4.9	$—	$—
Interest cost	15.4	15.5	0.3	0.3
Expected return on plan assets	(22.2)	(21.6)	—	—
Amortization of prior service cost (credit)	0.3	0.4	0.1	—
Recognized net actuarial and other (gain) loss	12.9	7.8	(0.2)	(0.4)
Recognized loss due to curtailment (1)	4.8	—	0.5	—
Recognized loss due to settlement (2)	—	1.6	—	—
Net periodic benefit cost (3)	$15.3	$8.6	$0.7	$(0.1)
____________________

(1)	Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the condensed consolidated statements of income (loss).

(2)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.

(3)	Net periodic benefit cost represent both continuing and discontinued operations.

We made voluntary cash contributions to our U.S. defined benefit pension plan of $25.0 million and $17.0 million in the three months ended March 31, 2015 and March 31, 2014. We expect to make approximately $65 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2015.

Note 14: Income Taxes
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”) in accordance with GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. The tax effects of discrete items are recognized in the tax provision in the quarter they occur in accordance with GAAP. Depending on various factors such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The below chart provides reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31
	2015			2014
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	(110.2)	(49.1)	44.6%	131.6	34.6	26.3%

Discrete items:
Acquisition related charges (1)	190.7	70.3		3.1	0.8
Currency remeasurement (2)	6.3	(2.8)		—	—
Other discrete items	21.8	7.3		9.9	3.4
Tax only discrete items (3)	—	3.0		—	—
Total discrete items	$218.8	$77.8		$13.0	$4.2

Continuing operations, before discrete items	108.6	28.7		144.6	38.8
Estimated Annualized Effective Tax Rate (EAETR)			26.4%			26.8%
___________________

(1)
Acquisition related charges for the three months ended March 31, 2015 are primarily taxed at domestic tax rates resulting in material tax benefit. Charges include a $180.1 million loss on the hedge of the acquisition purchase price of Cheminova A/S, as noted in footnote (2) below hedge gains or losses are treated discretely for tax purposes. For more information on the hedge loss refer to Note 3.

(2)
Represents transactions gains or losses on currency remeasurement, offset by the associated hedge gains or losses. Transaction gains or losses are considered non-taxable permanent items and their associated hedge gain or losses are treated discretely for tax purposes.

(3)
Includes the tax effect of currency remeasurement associated with our foreign statutory operations that in accordance with GAAP income tax accounting guidance shall be treated discretely for tax purposes.

Note 15: Financial Instruments, Risk Management and Fair Value Measurements
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,170.6 million and $1,773.2 million and the carrying amount is $2,058.2 million and $1,678.6 million as of March 31, 2015 and December 31, 2014, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Note 16). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased options contracts, to reduce the effects of fluctuating foreign currency exchange rates. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2014 Form 10-K.
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
As of March 31, 2015, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $2.9 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2015. At March 31, 2015, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $404.9 million.
As of March 31, 2015, we had current open commodity contracts in AOCI in a net after tax loss position of $1.8 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2016. At March 31, 2015, we had an equivalent of 1.4 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $4.7 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $4.5 million of these losses would be realized in earnings during the twelve months ending March 31, 2016 and $0.2 million of net losses will be realized subsequent to March 31, 2016, if spot rates in the future are consistent with forward rates as of March 31, 2015. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3.5 billion at March 31, 2015, which included approximately $2.6 billion associated with the derivative contracts to hedge the purchase of Cheminova A/S.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$22.8	$32.4	$55.2	$(28.1)	$27.1
Total derivative assets (1)	22.8	32.4	55.2	(28.1)	27.1

Foreign exchange contracts	(26.1)	(6.2)	(32.3)	28.1	(4.2)
Energy contracts	(2.8)	—	(2.8)	—	(2.8)
Total derivative liabilities (2)	(28.9)	(6.2)	(35.1)	28.1	(7.0)

Net derivative assets/(liabilities)	$(6.1)	$26.2	$20.1	$—	$20.1

	December 31, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$17.1	$15.1	$32.2	$(3.6)	$28.6
Energy contracts	0.3	—	0.3	(0.3)	—
Total derivative assets (1)	17.4	15.1	32.5	(3.9)	28.6

Foreign exchange contracts	(17.4)	(100.0)	(117.4)	3.6	(113.8)
Energy contracts	(7.6)	—	(7.6)	0.3	(7.3)
Total derivative liabilities (2)	(25.0)	(100.0)	(125.0)	3.9	(121.1)

Net derivative assets/(liabilities)	$(7.6)	$(84.9)	$(92.5)	$—	$(92.5)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Unrealized hedging gains (losses) and other, net of tax	$0.3	$1.1	$2.0	$1.4	$—	$—	$2.3	$2.5
Reclassification of deferred hedging (gains) losses, net of tax
Effective portion (1)	(2.6)	1.8	0.8	(0.7)	—	—	(1.8)	1.1
Total derivative instrument impact on comprehensive income	$(2.3)	$2.9	$2.8	$0.7	$—	$—	$0.5	$3.6
___________________

(1)	See Note 12 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31
(in Millions)		2015	2014
Foreign exchange contracts	Cost of sales and services	$(4.5)	$4.9
	Selling, general & administrative (2)	(180.1)	—
Total		$(184.6)	$4.9
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent a loss on hedging the purchase price of the Cheminova A/S acquisition. See Note 3 within these condensed consolidated financial statements for more information.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. During the periods presented there were no transfers between fair-value hierarchy levels.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$27.1	$—	$27.1	$—
Other (2)	32.3	32.3	—	—
Total assets	$59.4	$32.3	$27.1	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$2.8	$—	$2.8	$—
Derivatives – Foreign exchange (1)	4.2	—	4.2	—
Other (3)	35.2	34.6	0.6	—
Total liabilities	$42.2	$34.6	$7.6	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

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

(in Millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities:
Derivatives – Foreign exchange (1)	$28.6	$—	$28.6	$—
Other (2)	30.9	30.9	—	—
Total assets	$59.5	$30.9	$28.6	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$7.3	$—	$7.3	$—
Derivatives – Foreign exchange (1)	113.8	—	113.8	—
Other (3)	33.7	33.1	0.6	—
Total liabilities	$154.8	$33.1	$121.7	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheet.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the three months ended March 31, 2015 and the year ended December 31, 2014.

(in Millions)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended March 31, 2015)
Assets
Long-lived assets associated with exit activities (1)	$—	$—	$—	$—	$(1.2)
Total assets	$—	$—	$—	$—	$(1.2)

____________________

(1)
We recorded charges, within our FMC Health and Nutrition segment, to write down the value of certain long-lived assets to zero related to our FMC Health and Nutrition restructuring as they have no future use. See Note 7 for more information.

(in Millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2014)
Assets
Long-lived assets associated with exit activities (1)	$—	$—	$—	$—	$(3.1)
Total assets	$—	$—	$—	$—	$(3.1)
____________________

(1)
We recorded charges, within our FMC Health and Nutrition segment, to write down the value of certain long-lived assets to zero related to our FMC Health and Nutrition restructuring as they have no future use. See Note 7 for more information.

Note 16: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2015. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing (1)	$67.4
Other debt guarantees (2)	27.7
Total	$95.1
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing”.

(2)
These guarantees represent support provided to third-party banks for credit extended to various FMC Agricultural Solutions customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair-value (i.e. representing

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 18 to our consolidated financial statements included within our 2014 Form 10-K. There have been no material changes related to our contingencies from the information reported in our 2014 10-K.

Note 17: Segment Information

(in Millions)	Three Months Ended March 31
	2015	2014
Revenue
FMC Agricultural Solutions	$392.4	$466.9
FMC Health and Nutrition	211.0	226.2
FMC Lithium	56.0	63.8
Eliminations	—	—
Total	$659.4	$756.9
Income from continuing operations before income taxes
FMC Agricultural Solutions	$81.8	$120.1
FMC Health and Nutrition	51.0	50.9
FMC Lithium	5.5	6.6
Eliminations	—	—
Segment operating profit	$138.3	$177.6
Corporate and other	(15.3)	(17.4)
Operating profit before the items listed below	$123.0	$160.2
Interest expense, net	(14.0)	(11.6)
Restructuring and other (charges) income (1)	(22.3)	(6.7)
Non-operating pension and postretirement (charges) income (2)	(6.2)	(4.2)
Business separation costs (3)	—	(3.0)
Acquisition related charges (4)	(190.7)	(3.1)
Provision for income taxes	49.1	(34.6)
Discontinued operations, net of income taxes	15.6	(26.6)
Net income attributable to noncontrolling interests	(1.3)	(4.8)
Net income (loss) attributable to FMC stockholders	$(46.8)	$65.6
_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2015, relate to FMC Agricultural Solutions of $18.3 million, FMC Health and Nutrition of $2.2 million, FMC Lithium of $0.3 million and Corporate of $1.5 million. Amounts for the three months ended March 31, 2014, relate to FMC Health and Nutrition of $4.9 million, FMC Lithium of $0.1 million, and Corporate of $1.7 million.

(2)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in the operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item “Selling, general and administrative expenses” on the condensed consolidated statements of income (loss).

(3)
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three months ended March 31, 2014 represent charges associated with the planned separation activities through March 31, 2014.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions. Amounts represent the following:

	Three Months Ended
	March 31
(in Millions)	2015	2014
Acquisition related charges - Cheminova
Legal and professional fees (1)	$10.6	$—
Loss/(gain) on hedging purchase price (1)	180.1	—
Acquisition related charges - Epax
Inventory fair value step-up amortization (2)	—	3.1
Acquisition/divestiture related charges	$190.7	$3.1
____________________
(1)    On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.” For more information on the loss on purchase price hedge see Note 3.
(2)    On the condensed consolidated statements of income (loss), these charges are included in “Costs of sales and services.”

Note 18: Subsequent Events

Cheminova Acquisition:
Refer to Note 3 for more information on the completed acquisition of Cheminova A/S, which occurred on April 21, 2015 and Note 8 on the financing associated with the acquisition.

FMC Alkali Chemicals Divestiture:
Refer to Note 9 for more information on the completed divestiture of FMC Alkali Chemicals division, which occurred on April 1, 2015.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, "expect", “expects”, “should”, “could”, “may”, “will continue to”, "believe", “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We further caution that the list of risk factors in Item 1A in Part II included in this Form 10-Q may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2014 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section in our 2014 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Environmental obligations and related recoveries

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes
Subsequent to the acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division (see Note 3 and Note 9 to the condensed consolidated financial statements included within this Form 10-Q for more information) we have reassessed our critical accounting policies. We have concluded that in addition to the four critical accounting policies listed above that our accounting policy over "Revenue recognition and trade receivables" is now critical to our results of operations and financial condition.
Revenue recognition and trade receivables
We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs either upon shipment to the customer or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Rebates due to customers are accrued as a reduction of revenue in the same period that the related sales are recorded based on the contract terms.

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
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Our food ingredients are used to enhance texture, color, structure and physical stability. The pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Our FMC Lithium segment produces a wide range of products based on lithium.
First Quarter 2015 Highlights

The following are the more significant developments in our businesses during the three months ended March 31, 2015:

•
Revenue of $659.4 million for the three months ended March 31, 2015 decreased $97.5 million or 13 percent versus the same period last year. The decline in revenue was primarily attributable to FMC Agricultural Solutions. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America remained flat period over period while sales in Asia declined eight percent, sales in Latin America decreased 39 percent and sales in Europe, Middle East and Africa declined 18 percent period over period.

•
Our gross margin, excluding acquisition related charges, decreased by approximately $45 million or approximately 15 percent to $250.7 million versus last year's first quarter. Gross margin percent of 38 percent declined from 39 percent. The reduction in gross margin was due to lower volumes in Brazil within FMC Agricultural Solutions. The gross margin decline percent was driven primarily by unfavorable currency movements.

•
Selling, general and administrative expenses, excluding acquisition related charges and non-operating pension and postretirement charges decreased by approximately $9 million or nine percent to $101.0 million. The majority of these decreases were experienced in our FMC Agricultural Solutions segment.

•	Research and Development expenses of $26.6 million increased $0.8 million or three percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $83.8 million decreased by $21.2 million or 20 percent primarily due to lower operating results in FMC Agricultural Solutions. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

•
On February 3, 2015, we signed a stock and asset purchase agreement ( the "Definitive Agreement") to sell our FMC Alkali Chemicals division ("ACD") to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale of ACD to Tronox was completed on April 1, 2015 resulting in approximately $1.2 billion in after-tax proceeds.

•
On September 8, 2014, we entered into a definitive Share Purchase Agreement with Auriga Industries A/S, a Denmark Aktieselskab and Cheminova A/S, a Denmark Aktieselskab, a wholly owned subsidiary of Auriga. On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100% of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish krone or approximately $1.2 billion, excluding net debt to be assumed and hedge related-costs totaling $0.6 billion.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2015	2014
Revenue
FMC Agricultural Solutions	$392.4	$466.9
FMC Health and Nutrition	211.0	226.2
FMC Lithium	56.0	63.8
Eliminations	—	—
Total	$659.4	$756.9
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$81.8	$120.1
FMC Health and Nutrition	51.0	50.9
FMC Lithium	5.5	6.6
Eliminations	—	—
Segment operating profit	$138.3	$177.6
Corporate and other	(15.3)	(17.4)
Operating profit before the items listed below	$123.0	$160.2

Interest expense, net	(14.0)	(11.6)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(22.3)	(6.7)
Non-operating pension and postretirement charges (2)	(6.2)	(4.2)
Business separation costs (3)	—	(3.0)
Acquisition related charges (4)	(190.7)	(3.1)
Provision for income taxes	49.1	(34.6)
Discontinued operations, net of income taxes	15.6	(26.6)
Net income attributable to noncontrolling interests	(1.3)	(4.8)
Net income (loss) attributable to FMC stockholders	$(46.8)	$65.6
____________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2015, relate to FMC Agricultural Solutions of $18.3 million, FMC Health and Nutrition of $2.2 million, FMC Lithium of $0.3 million and Corporate of $1.5 million. Amounts for the three months ended March 31, 2014, relate to FMC Health and Nutrition of $4.9 million, FMC Lithium of $0.1 million and Corporate of $1.7 million.

(2)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in the operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item “Selling, general and administrative expenses” on the condensed consolidated statements of income (loss).

(3)
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three months ended March 31, 2014 represent charges associated with the planned separation activities through March 31, 2014.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions. Amounts represent the following:

	Three Months Ended
	March 31
(in Millions)	2015	2014
Acquisition related charges - Cheminova
Legal and professional fees (1)	$10.6	$—
Loss/(gain) on hedging purchase price (1)	180.1	—
Acquisition related charges - Epax
Inventory fair value step-up amortization (2)	—	3.1
Acquisition/divestiture related charges	$190.7	$3.1
____________________

(1)
On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information on the loss on purchase price hedge see Note 3 to the condensed consolidated financial statements included within this Form 10-Q.

(2)	On the condensed consolidated statements of income (loss), these charges are included in “Costs of sales and services.”

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2015	2014
Net income (loss) attributable to FMC stockholders (GAAP)	$(46.8)	$65.6
Corporate special charges (income), pre-tax	219.2	17.0
Income tax expense (benefit) on Corporate special charges (income)	(80.5)	(5.8)
Corporate special charges (income), net of income taxes	$138.7	$11.2
Discontinued operations, net of income taxes	(15.6)	28.2
Tax adjustments	7.5	—
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$83.8	$105.0
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

Information about how each of these items relates to our businesses at the segment level and results by segment is discussed in Note 17 of the condensed consolidated financial statements included within this Form 10-Q and in Note 19 of our consolidated financial statements in our 2014 Form 10-K.

FMC Agricultural Solutions

($ in Millions)	Three Months Ended March 31
	2015	2014
Revenue	$392.4	$466.9
Operating Profit	81.8	120.1

Revenue of $392.4 million decreased approximately 16 percent versus the prior year quarter due to sales declines primarily in Latin America. The decrease in revenue period over period was driven by lower volumes of 10 percent, lower average pricing of two percent and unfavorable foreign currency impacts of four percent.
Latin America sales of $79.1 million decreased 44 percent due to market conditions in Brazil and unfavorable currency impacts. North America sales of $218.2 million decreased one percent due to pricing pressure and unfavorable product mix. Europe, Middle East and Africa (EMEA) declined 17 percent to $21.1 million primarily due to high channel inventory. Revenue in Asia of $74.0 million declined eight percent reflecting unfavorable weather conditions in Thailand and Indonesia as well as unfavorable currency impacts.
FMC Agricultural Solutions' operating profit of $81.8 million decreased approximately 32 percent compared to the year-ago quarter, reflecting the sales declines described in the preceding paragraph. Unfavorable foreign currency impacted results by 12 percent as all major currencies experienced significant devaluation against the USD. Selling, general and administrative costs positively impacted results period over period and were approximately $5 million or four percent favorable versus the year ago period due to lower people related costs primarily in Brazil.
Outlook
Global crop protection markets are expected to be down by mid-single digit percent in 2015. The macroeconomic environment remains uncertain, mainly in light of current expectations of currency movements, interest rates, agricultural commodity prices and oil prices. We expect that earnings contributions from the Cheminova acquisition, including early synergy gains, the continued spread of weed resistance in North and Latin America, and market share gains are expected to increase full-year segment earnings by high single-digit to low doubt-digit percent in 2015.
Proforma Financial Results with Cheminova A/S
Beginning in the second quarter of 2015, we will present pro forma combined results for the FMC Agricultural Solutions segment for 2015 and 2014.  We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for 2015 and 2014 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the Cheminova transaction had occurred on January 1, 2014. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for cost related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated Cheminova since January 1, 2014, nor our future results.
Certain Regulatory Issues
A detailed discussion related to regulatory issues impacting FMC Agricultural Solutions can be found in Part II, Item 7 of our 2014 Form 10-K. There have been no material changes related to regulatory issues impacting FMC Agricultural Solutions from the information reported in our 2014 10-K.
FMC Health and Nutrition

($ in Millions)	Three Months Ended March 31
	2015	2014
Revenue	$211.0	$226.2
Operating Profit	51.0	50.9

Revenue was $211.0 million, a decrease of approximately seven percent versus the prior-year quarter. Unfavorable foreign currency impacts, primarily a weaker Euro, decreased revenue by approximately five percent and lower volumes, principally in alginates impacted revenue by approximately two percent.

Segment operating profit of $51.0 million remained flat versus the year ago quarter driven by the revenue decline discussed in the preceding paragraph offset by improved product mix.
Outlook
In 2015, we expect full-year segment operating profit to increase by mid-single digit percent. Earnings growth is expected to come from continued demand for pharmaceutical excipients and benefits from ongoing operational improvement and restructuring programs.
FMC Lithium

($ in Millions)	Three Months Ended March 31
	2015	2014
Revenue	$56.0	$63.8
Operating Profit	5.5	6.6

Revenue of $56.0 million decreased by approximately 12 percent versus the prior-year quarter. Revenue decreases were driven by lower volumes of butyllithium, which represented approximately 13 percent of the revenue reduction. Unfavorable foreign currency impacts decreased revenue by two percent while pricing was favorable by three percent.
Segment operating profit of $5.5 million decreased approximately 17 percent versus the year ago quarter as improved operations were offset by the increasing cost environment in Argentina.
Outlook
In 2015, we expect full-year revenue to be relatively flat in spite of continuing currency headwinds. We expect segment operating profit to be within the range of $15 to $25 million.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Corporate and other expenses of $15.3 million in the first quarter of 2015 decreased by $2.1 million from $17.4 million in the same period in 2014. The decrease is partially driven by a decrease in employees' incentive accruals of approximately $2.5 million driven primarily by the outlook of our segments as noted above.
Interest expense, net
Three Months Ended March 31, 2015 vs. 2014
Interest expense, net for the first quarter of 2015 was $14.0 million as compared to the first quarter of 2014 of $11.6 million. The increase was primarily due to an increase in short-term foreign debt outstanding and an increase in interest rates for our commercial paper program for the three months ended March 31, 2015 compared to 2014.

Corporate special (charges) income
Three Months Ended March 31, 2015 vs. 2014
Restructuring and other charges (income)

	Three Months Ended March 31
(in Millions)	2015	2014
Restructuring charges and asset disposals	$5.4	$5.3
Other charges (income), net	16.9	1.4
Total restructuring and other charges	$22.3	$6.7
Restructuring and asset disposal charges in 2015 of $5.4 million were primarily associated with the announced Health and Nutrition restructuring. Other charges (income) net in 2015 of $16.9 million were primarily comprised of a $15.0 million payment for the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide. This acquisition is considered as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
Restructuring and asset disposal charges in 2014 of $5.3 million were primarily associated with the Health and Nutrition restructuring. Other charges (income) net in 2014 of $1.4 million were primarily related to corporate environmental charges.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2015 was $6.2 million compared to $4.2 million for the three months ended March 31, 2014. The increase in charges was primarily the result of higher amortization impacts of actuarial losses, see Note 13 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Business separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three months ended March 31, 2014 represent charges associated with the planned separation activities through March 31, 2014.
Acquisition related charges
A detailed description of the acquisition related charges is included in Note 17 to the condensed consolidated financial statements included within this Form 10-Q. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Provision for income taxes
A significant amount of our earnings is generated by our foreign subsidiaries (e.g. Ireland and Hong Kong), which tax earnings at lower rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; closure of statute of limitations or settlement of tax audits; changes in valuation allowance and changes in tax law; and the potential decision to repatriate certain future foreign earnings.
Income tax benefit was $49.1 million resulting in an effective tax rate of 44.6 percent compared to a provision of $34.6 million resulting in an effective tax rate of 26.3 percent for the three months ended March 31, 2015 and 2014, respectively. Excluding discrete items, the effective rate is 26.4 percent compared to 26.8 percent for the three months ended March 31, 2015 and 2014, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 14 to the condensed consolidated financial statements included within this Form 10-Q.

Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Alkali Chemicals and FMC Peroxygens division results as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three Months Ended March 31, 2015 vs. 2014
Discontinued operations, net of income taxes represented a gain of $15.6 million for the three months ended March 31, 2015, compared to a loss of $26.6 million for the three months ended March 31, 2014. The change was driven by the completed divestiture of our FMC Peroxygens business in the three months ended March 31, 2014 which resulted in an after tax loss of $40.0 million in 2014. For more information on our discontinued operations, net of income taxes, see Note 9 to the condensed consolidated financial statements included in this Form 10-Q.
Net income (loss) attributable to FMC stockholders
Three Months Ended March 31, 2015 vs. 2014
Net loss attributable to FMC stockholders decreased to $46.8 million from income of $65.6 million. The decrease was primarily due to acquisition related charges, primarily the purchase price hedge, associated with the Cheminova A/S acquisition recorded during the current quarter, and lower segment operating profit in FMC Agricultural Solutions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2015 and December 31, 2014, were $105.2 million and $109.5 million, respectively. Of the cash and cash equivalents balance at March 31, 2015, $79.9 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At March 31, 2015, we had total debt of $2,058.2 million as compared to $1,678.6 million at December 31, 2014. Total debt included $1,150.9 million and $1,153.4 million of long-term debt (excluding current portions of $1.7 million and $2.0 million) at March 31, 2015 and December 31, 2014, respectively. Short-term debt, which consists primarily of borrowings under our commercial paper program, increased from $523.2 million at December 31, 2014 to $905.6 million at March 31, 2015. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At March 31, 2015, the average effective interest rate on these borrowings was 0.62%.
The increase in short term debt is primarily timing related to the settlement of the Cheminova A/S purchase price hedge totaling $273.8 million in the first quarter of 2015 in advance of the closing of the acquisition in April of 2015. Short-term borrowings under the commercial paper program were used to fund the settlement of these hedges. For more detail on the hedges and related accounting treatment refer to Note 3 to the condensed consolidated financial statements included within this Form 10-Q.

Statement of Cash Flows
Cash provided (required) by operating activities was $(304.9) million and $(106.0) million for the three months ended March 31, 2015 and 2014, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Three Months Ended March 31
	2015	2014
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$(96.1)	$142.9
Significant non-cash expenses (1)	39.2	36.2
Operating income before non-cash expenses (Non-GAAP)	$(56.9)	$179.1
Change in trade receivables (2)	52.5	(80.3)
Change in inventories (3)	(50.0)	(9.5)
Change in accounts payable (4)	(35.6)	(77.7)
Change in accrued rebates (5)	87.6	87.4
Change in advance payments from customers (6)	(165.9)	(148.4)
Change in all other operating assets and liabilities (7)	(72.4)	10.6
Restructuring and other spending (8)	(3.0)	(1.9)
Environmental spending, continuing, net of recoveries (9)	(3.0)	(1.6)
Pension and other postretirement benefit contributions (10)	(27.4)	(23.8)
Cash basis operating income (Non-GAAP)	$(274.1)	$(66.1)

Interest payments	(18.0)	(11.2)
Tax payments	(11.1)	(25.3)
Excess tax benefits from share-based compensation	(1.7)	(3.4)

Cash provided (required) by operating activities	$(304.9)	$(106.0)
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
The decrease in trade receivables in the first quarter of 2015 was driven by reduced revenue in Agricultural Solutions primarily in Brazil. The first quarter of 2014 was primarily driven by collection timing in that period. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.

(3)
Inventory levels increased in the first quarter of 2015 due to lower than expected first quarter sales as well as inventory build to satisfy expected demand in the current growing season in our FMC Agricultural Solutions segment.  Inventory levels remained fairly constant during the first quarter of 2014 as compared to that prior year end.

(4)
The decrease in accounts payable balances during the first quarter of 2015 is primarily due to timing of payments. The higher use of cash in our accounts payable during the first quarter of 2014 was driven by a Q4 2013 inventory build primarily in our FMC Agricultural Solutions segment to satisfy projected 2014 demand, which was paid during the first quarter of 2014.

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

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. The first quarter 2015 was primarily impacted by the payments of $273.8 million for the Cheminova A/S purchase price hedges.

(8)	See Note 7 in the condensed consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in our income presented for the three months ended March 31, 2015 and March 31, 2014 are environmental charges for environmental remediation at our operating sites of $1.9 million and $1.4 million, respectively. The amounts in 2015 will be spent in periods beyond first quarter 2015. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	Amounts include voluntary contributions to our U.S. defined benefit plan of $25.0 million and $17.0 million, respectively.

Cash provided (required) by operating activities of discontinued operations was $7.7 million and $9.2 million for the three months ended March 31, 2015 and 2014, respectively.
The reduction of cash provided by operating activities of discontinued operations in 2015 is due primarily to a decline in the operating results of our discontinued FMC Alkali business in 2015 compared to 2014. The decline in results is driven by $11.3 million of divestiture related charges in 2015. Partially offset this reduction of cash provided by our discontinued FMC Alkali business was reduced spending on Environmental remediation in 2015 as compared to 2014.
Cash provided (required) by investing activities of continuing operations was $(54.2) million and $(64.4) million for the three months ended March 31, 2015 and 2014, respectively.
The decrease in spending during the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to lower capital expenditures in our FMC Health and Nutrition segment.
Cash provided (required) by investing activities of discontinued operations was $(15.6) million and $188.0 million for the three months ended March 31, 2015 and 2014, respectively.
Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our FMC Peroxygens business which was completed on February 28, 2014. For more information see Note 9 to the condensed consolidated financial statements included in this Form 10-Q.
Cash provided (required) by financing activities was $364.8 million and $(56.7) million for the three months ended March 31, 2015 and 2014, respectively.
The change period over period in financing activities is primarily due to increased borrowings primarily to fund the settlement of the purchase price hedges for the Cheminova A/S acquisition. In 2015 borrowings were approximately $383 million compared to repayments in 2014 of $40 million.
Other potential liquidity needs
Our cash needs outside of the Cheminova acquisition and related integration expenses for 2015 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2015, our remaining borrowing capacity under our credit facility was $534.8 million (which includes borrowings under our commercial paper program).
As discussed throughout this 10-Q, we closed on the Cheminova acquisition in April of 2015 as well as completed the sale of our FMC Alkali Chemicals division in that same month. The proceeds from the FMC Alkali Chemicals sale as well as borrowings under our term loan facility were used to finance the acquisition. Please see Note 8 to the condensed consolidated financial statements included within this Form 10-Q for more detail on the term loan.
Projected 2015 capital expenditures as well as expenditures related to contract manufacturers are expected to be lower than 2014 levels. This includes expected spending for Cheminova subsequent to the acquisition.
Projected 2015 spending includes approximately $60 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services to the condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through March 31, 2015 and March 31, 2014 of $25.0 million and $17.0 million, respectively. We expect to make approximately $65 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2015. These contributions are in excess of the minimum requirements. We made voluntary contributions of $50 million in 2014. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2015 and 2014, we paid $20.1 million and $18.0 million, respectively, in dividends declared in previous periods. On April 16, 2015, we paid dividends totaling $22.1 million to our shareholders of record as of March 31, 2015. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2015.
During the three months ended March 31, 2015, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 16 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2014 can be found in a table included within Part II, Item 7 of our 2014 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2015.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2014 Form 10-K. Our former FMC Alkali Chemicals division mined and refined trona ore into soda ash, and this activity constituted most of FMC’s greenhouse gas emissions globally. The sale of our Alkali Chemicals Division was completed on April 1, 2015 as discussed further in Note 9 to the condensed consolidated financial statements included within this Form 10-Q. As a result, we no longer have the level of greenhouse gas emissions that were previously driven by this business.

On April 21, 2015, we completed the acquisition of Cheminova A/S as discussed further in Note 3 to the condensed consolidated financial statements included within this Form 10-Q. Cheminova A/S has foreign operations with multiple plants, which may be subject to national or local energy management or climate change regulation. Therefore, we will evaluate any such regulations as these facilities and will routinely assess the consequences of potential future climate change on our operations.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Fair-Value Measurements
See Note 15 to the condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our fair value measurements.

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
At March 31, 2015, our financial instrument position was a net asset of $20.1 million compared to a net liability of $92.5 million at December 31, 2014. The change in the net financial instrument position was primarily due to the settlement of outstanding hedges for the purchase price of Cheminova A/S, see Note 3 to the condensed consolidated financial statement included within this Form 10-Q for more information.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2015 and December 31, 2014, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at March 31, 2015	$(2.8)	$(2.2)	$(3.4)

Net asset/(liability) position at December 31, 2014	$(7.3)	$(5.3)	$(9.4)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of March 31, 2015 and December 31, 2014 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2015 and December 31, 2014, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening (1)	10% Weakening (1)
Net asset/(liability) position at March 31, 2015	$22.9	$185.8	$(140.9)

Net asset/(liability) position at December 31, 2014	$(85.2)	$91.3	$(261.0)

(1)	Impacted by the purchase price hedges for the Cheminova A/S acquisition. Total notional value of outstanding hedges is approximately $2.6 billion.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2015 and December 31, 2014, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2015, is composed of 57 percent fixed-rate debt and 43 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2015, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $2.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.4 million for the three months of March 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2015, the related condensed consolidated statements of income (loss) and comprehensive income (loss), for the three-month periods ended March 31, 2015 and 2014, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 11, 2015

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2014 Form 10-K, see Note 16 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
Subsequent to the acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division (see Note 3 and Note 9 to the condensed consolidated financial statements included within this Form 10-Q for more information) we have reassessed our risk factors. Below lists our risk factors updated for these events.
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

•
Business disruptions - Although historically, we have engaged in contract manufacturing and has not owned and operated its own manufacturing facilities, Cheminova owns and operates large-scale manufacturing facilities in Denmark and India. This will present us with new material operating risks that we have not historically faced. After the Cheminova acquisition is completed, our operating results will be dependent on the continued operation of its various production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include, explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of incorrect or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

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

•
Capital-intensive business - With our impending acquisition of Cheminova, our business will be more capital intensive, than it has been historically. We rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. Limitations on access to external financing could adversely affect our operating results. Moreover, interest payments, dividends and the expansion of our business or other business opportunities may require significant amounts of capital. We believe that our cash from operations and available borrowings under our revolving credit facility will be sufficient to meet these needs in the foreseeable future. However, if we need external financing, our access to credit markets and pricing of our capital will be dependent upon maintaining sufficient credit ratings from credit rating agencies and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.

We may use our $1.5 billion revolving credit facility to meet our cash needs, to the extent available. As of March 31, 2015, we had unused and available credit capacity of $534.8 million. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

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
In particular, inability to successfully integrate and develop Cheminova as planned could result in our inability to achieve the synergies we have projected and could thereby cause our future results of operations to be materially and adversely worse than expected. Part of the synergies we expect to generate is the improvement of the cost-efficiency of Cheminova’s business operations. Another is to reduce the mix of Cheminova’s sales from generic, lower margin products to more differentiated and higher margin products. Yet another will be the favorable rationalization of the different distribution channels used by FMC and Cheminova in overlapping European markets. There can be no assurances that we will be successful in achieving these planned synergies.

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

•
We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the euro, the Brazilian real and the Chinese yuan. To a lesser extent, we are sensitive to the Mexican peso, the Argentine peso, the British pound sterling and several Asian currencies, including the Japanese yen. Our acquisition of Cheminova has significantly expanded our operations and sales in foreign countries and correspondingly increase our exposure to foreign exchange risks.

•
Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; closure of statute of limitations or settlement of tax audits; changes in valuation allowance and changes in tax law; and the potential decision to repatriate certain future foreign earnings.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2015	—	$—	—	$—	$250,000,000
February 1-28, 2015	43,986	$63.66	—	$—	$250,000,000
March 1-31, 2015	960	$60.37	—	$—	$250,000,000
Total Q1 2015	44,946	$63.59	—	$—	$250,000,000

During the three months ended March 31, 2015, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming which is a part of our discontinued FMC Alkali Chemicals division is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.1	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through April 27, 2015

10.2	Performance-based restricted stock unit award agreement, dated February 27, 2015, by and between FMC Corporation and Pierre R. Brondeau

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: May 11, 2015

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2015

Exhibit No.	Exhibit Description
10.1	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through April 27, 2015

10.2	Performance-based restricted stock unit award agreement, dated February 27, 2015, by and between FMC Corporation and Pierre R. Brondeau

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File