Form 10-Q
period 2015-06-30
FMC CORP
filed 2015-08-06
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2015
Common Stock, par value $0.10 per share	133,615,109

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$887.1	$794.9	$1,546.5	$1,551.8
Costs and Expenses
Costs of sales and services	581.3	478.8	990.0	942.7

Gross margin	305.8	316.1	556.5	609.1

Selling, general and administrative expenses	156.0	119.6	453.9	234.2
Research and development expenses	39.0	32.5	65.6	58.3
Restructuring and other charges (income)	10.3	2.6	32.6	9.3
Business separation costs	—	13.8	—	16.8
Total costs and expenses	786.6	647.3	1,542.1	1,261.3
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	100.5	147.6	4.4	290.5
Equity in (earnings) loss of affiliates	(0.1)	—	—	(0.3)
Interest expense, net	24.7	13.2	38.7	24.8
Income (loss) from continuing operations before income taxes	75.9	134.4	(34.3)	266.0
Provision (benefit) for income taxes	17.8	36.4	(31.3)	71.0
Income (loss) from continuing operations	58.1	98.0	(3.0)	195.0
Discontinued operations, net of income taxes	688.2	15.3	703.8	(11.3)
Net income (loss)	746.3	113.3	700.8	183.7
Less: Net income attributable to noncontrolling interests	4.0	4.2	5.3	9.0
Net income (loss) attributable to FMC stockholders	$742.3	$109.1	$695.5	$174.7
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes (benefit)	$54.1	$95.7	$(8.3)	$189.5
Discontinued operations, net of income taxes	688.2	13.4	703.8	(14.8)
Net income (loss) attributable to FMC stockholders	$742.3	$109.1	$695.5	$174.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.40	$0.72	$(0.06)	$1.42
Discontinued operations	5.14	0.10	5.27	(0.11)
Net income (loss) attributable to FMC stockholders	$5.54	$0.82	$5.21	$1.31
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.40	$0.71	$(0.06)	$1.41
Discontinued operations	5.12	0.10	5.27	(0.11)
Net income (loss) attributable to FMC stockholders	$5.52	$0.81	$5.21	$1.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss)	$746.3	$113.3	$700.8	$183.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(2.3)	(3.5)	(42.0)	(3.2)
Reclassification of foreign currency translation losses	—	—	—	49.6
Total foreign currency translation adjustments (1)	(2.3)	(3.5)	(42.0)	46.4

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $1.5 and $3.5 for the three and six months ended 2015 and $1.1 and $2.4 for the three and six months ended 2014, respectively	2.9	2.0	5.2	4.5
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.4) and ($1.6) for the three and six months ended 2015 and $0.6 and $1.0 for the three and six months ended 2014, respectively (3)	(0.1)	1.1	(1.9)	2.2
Total derivative instruments, net of tax of $1.1 and $1.9 for the three and six months ended 2015 and $1.7 and $3.4 for the three and six months ended 2014, respectively	2.8	3.1	3.3	6.7

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and ($4.7) for the three and six months ended 2015 and zero for three and six months ended 2014, respectively (2)	(1.2)	(0.6)	(7.1)	(0.1)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $5.5 and $12.2 for the three and six months ended 2015 and $3.7 and $6.9 for the three and six months 2014, respectively (3)	9.7	6.7	21.4	12.7
Total pension and other postretirement benefits, net of tax of $5.5 and $7.5 for the three and six months ended 2015 and $3.7 and $6.9 for the three and six months ended 2014, respectively	8.5	6.1	14.3	12.6

Other comprehensive income (loss), net of tax	9.0	5.7	(24.4)	65.7
Comprehensive income (loss)	$755.3	$119.0	$676.4	$249.4
Less: Comprehensive income attributable to the noncontrolling interest	3.7	3.4	5.0	8.5
Comprehensive income (loss) attributable to FMC stockholders	$751.6	$115.6	$671.4	$240.9
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for the six months ended June 30, 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business, see Note 12 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. The amounts for the six months June 30, 2015 includes adjustments, recorded during the three months ended March 31, 2015, to comprehensive income as the results of the disposal of our FMC Alkali Chemicals division, we triggered a curtailment of our U.S. pension plans. See Note 13 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 12.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$477.5	$109.5
Trade receivables, net of allowance - 2015: $40.8; 2014: $37.2	1,865.5	1,602.5
Inventories	1,041.1	607.6
Prepaid and other current assets	268.9	188.8
Deferred income taxes	152.7	222.7
Current assets of discontinued operations held for sale	—	203.3
Total current assets	$3,805.7	$2,934.4
Investments	4.8	5.5
Property, plant and equipment, net	1,112.8	930.0
Goodwill	728.9	352.5
Other intangibles, net	843.4	246.9
Other assets	334.0	269.6
Deferred income taxes	245.6	200.1
Noncurrent assets of discontinued operations held for sale	—	401.5
Total assets	$7,075.2	$5,340.5
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$268.3	$525.2
Accounts payable, trade and other	578.4	378.3
Advance payments from customers	5.4	190.2
Accrued and other liabilities	330.4	407.2
Accrued customer rebates	367.1	236.0
Guarantees of vendor financing	57.0	50.2
Accrued pension and other postretirement benefits, current	6.6	12.7
Income taxes	367.4	22.2
Current liabilities of discontinued operations held for sale	—	88.4
Total current liabilities	$1,980.6	$1,910.4
Long-term debt, less current portion	2,050.9	1,153.4
Accrued pension and other postretirement benefits, long-term	200.8	238.7
Environmental liabilities, continuing and discontinued	179.1	209.9
Deferred income taxes	234.7	51.3
Noncurrent liabilities of discontinued operations held for sale	—	4.7
Other long-term liabilities	220.8	208.1
Commitments and contingent liabilities (Note 16)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2015 or 2014	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2015 and 2014	18.6	18.6
Capital in excess of par value of common stock	411.7	401.9
Retained earnings	3,635.7	2,984.5
Accumulated other comprehensive income (loss)	(399.9)	(375.8)
Treasury stock, common, at cost - 2015: 52,368,683 shares, 2014: 52,666,121 shares	(1,496.3)	(1,498.7)
Total FMC stockholders’ equity	$2,169.8	$1,530.5
Noncontrolling interests	38.5	33.5
Total equity	$2,208.3	$1,564.0
Total liabilities and equity	$7,075.2	$5,340.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30
	2015	2014
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$700.8	$183.7
Discontinued operations	(703.8)	11.3
Income (loss) from continuing operations	$(3.0)	$195.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	54.2	47.9
Equity in (earnings) loss of affiliates	—	(0.3)
Restructuring and other charges (income)	32.6	9.3
Deferred income taxes	21.2	(20.8)
Pension and other postretirement benefits	22.6	17.5
Share-based compensation	8.3	8.4
Excess tax benefits from share-based compensation	(2.0)	(4.0)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	241.4	(18.7)
Guarantees of vendor financing	1.2	24.6
Inventories	(40.8)	(44.0)
Accounts payable	(111.9)	(53.0)
Advance payments from customers	(184.8)	(174.9)
Accrued customer rebates	121.5	146.9
Income taxes	6.5	38.3
Pension and other postretirement benefit contributions	(51.8)	(45.2)
Environmental spending, continuing, net of recoveries	(13.5)	(5.1)
Restructuring and other spending	(10.5)	(4.6)
Change in other operating assets and liabilities, net (1)	(213.7)	(25.1)
Cash provided (required) by operating activities of continuing operations	$(122.5)	$92.2

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(4.0)	(9.9)
Other discontinued reserves	(8.6)	(22.3)
Operating activities of discontinued operations, net of recoveries	(37.5)	54.6
Cash provided (required) by operating activities of discontinued operations	$(50.1)	$22.4

(1)
The June 30, 2015 change is impacted by a $99.6 million reduction in the Cheminova acquisition hedge liability and the non-cash Cheminova inventory fair value amortization of $19.3 million. Total cash payments during the six months ended June 30, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.2 million that were accrued and paid within the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30
	2015	2014
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(65.2)	$(101.4)
Proceeds from disposal of property, plant and equipment	1.6	0.2
Acquisitions, net of cash acquired	(1,205.1)	—
Other investing activities	(19.3)	(4.4)
Cash provided (required) by investing activities of continuing operations	$(1,288.0)	$(105.6)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestitures	1,653.2	199.1
Other discontinued investing activities	(15.6)	(18.3)
Cash provided (required) by investing activities of discontinued operations	$1,637.6	$180.8

Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	(394.6)	(138.0)
Repayments of long-term debt	(1,023.7)	(17.3)
Proceeds from borrowings of long-term debt	1,650.0	—
Distributions to non controlling interests	—	(11.5)
Issuances of common stock, net	5.6	6.7
Excess tax benefits from share-based compensation	2.0	4.0
Dividends paid (2)	(42.2)	(38.0)
Other repurchases of common stock	(3.2)	(4.1)
Cash provided (required) by financing activities of continuing operations	$193.9	$(198.2)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.4)
Increase (decrease) in cash and cash equivalents	368.0	(8.8)
Cash and cash equivalents, beginning of period	109.5	123.2
Cash and cash equivalents, end of period	$477.5	$114.4

(2)	See Note 12 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $37.9 million and $19.6 million, and income taxes paid, net of refunds were $19.0 million and $57.3 million for the six months ended June 30, 2015 and 2014, respectively. Non-cash additions to property, plant and equipment were $4.6 million and $19.8 million for the six months ended June 30, 2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2015 and 2014, cash flows for the six months ended June 30, 2015 and 2014 and our financial positions as of June 30, 2015 and December 31, 2014. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 10-K”).

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

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This new standard changes the criteria for which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. This amendment does not impact inventory measured using last-in, first-out. We are required to adopt this standard in the first quarter of 2017, early adoption is permitted. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements. We have not yet completed the assessment to determine the effect of the standard on our ongoing financial reporting.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We intend to adopt this standard for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Note 3: Acquisitions
Cheminova A/S
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova A/S, a Denmark Aktieselskab ("Cheminova") from Auriga Industries A/S, a Denmark Aktieselskab for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion (the “Acquisition”). The Acquisition was funded with the October 10, 2014 term loan which was secured for the purposes of the Acquisition, see Note 8 for more information.
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations for the three and six months ended June 30, 2015. Revenue and Income from continuing operations before income taxes attributable to Cheminova, since the date of acquisition, for the three and six months ended June 30, 2015 were approximately $217.0 million and $27.0 million, respectively.

Preliminary Purchase Price Allocation
The acquisition of Cheminova has been accounted for under the GAAP business combinations accounting guidance, and as such we have applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the Acquisition date using primarily Level 2 and Level 3 inputs (see Note 15 for an explanation of Level 2 and 3 inputs). These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, intangible assets, legal reserves, contingent liabilities, including uncertain tax positions, deferred tax assets and liabilities as well as other assets and liabilities. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for Cheminova and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables	$513.4
Inventories (1)	421.1
Other current assets	53.6
Property, plant & equipment	192.9
Intangible assets (2)
Customer relationships	258.7
Brands	363.7
In-process research & development	17.2
Goodwill (3)	393.2
Other assets	58.1
Total fair value of assets acquired	2,271.9

Short-term debt	140.5
Other current liabilities	476.9
Long-term debt (4)	273.1
Deferred tax liabilities	162.3
Other liabilities	14.0
Total fair value of liabilities assumed	1,066.8

Total cash paid, less cash acquired	$1,205.1
____________________

(1)
Fair value of finished good inventories acquired included a step-up in the value of approximately $58.1 million, of which $19.3 million was expensed in the three and six months ended June 30, 2015 and included in "Cost of sales and services" on the condensed consolidated income statement.

(2)	The weighted average useful life of the acquired finite-lived intangibles, which primarily represents the customer relationships is approximately 20 years.

(3)	Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. None of the acquired goodwill will be deductible for income tax purposes.

(4)
Long-term debt assumed primarily consisted of mortgage debt and borrowings under existing Cheminova credit facilities. As of June 30, 2015 the principal borrowings under this assumed debt has been settled utilizing the borrowing under the October 10, 2014 term loan.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings utilized to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three and six months ended June 30, 2015 were adjusted to exclude approximately $40.3 million and $231.0 million, respectively, of acquisition-related charges, as further described below. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Pro forma Revenue	$945.0	$1,150.0	$1,908.0	$2,245.0
Pro forma Diluted earnings per share	$5.68	$0.98	$6.17	$1.57

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Acquisition-related charges
Pursuant to GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2015	2014	2015	2014
Acquisition-related charges
Legal and professional fees (1)	$29.0	$—	$39.6	$—
Inventory fair value amortization (2)	19.3	—	19.3	—
(Gain)/loss on hedging purchase price (3)	(8.0)	—	172.1	—
Total Acquisition-related charges	$40.3	$—	$231.0	$—
Restructuring charges and asset disposals
Cheminova restructuring	4.8	—	4.8	—
Total Cheminova restructuring charges (4)	$4.8	$—	$4.8	$—
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employee related costs and integration related legal and professional third-party fees. On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.”

(2)	On the condensed consolidated statements of income (loss), these charges are included in “Costs of sales and services.”

(3)
See "Cheminova Acquisition Hedge Costs" below for more information on these charges. On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.”

(4)	See Note 7 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Cheminova Acquisition Hedge Costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK 5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015 (the acquisition close date), we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK 8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to April 21, 2015 the USD strengthened against the DKK by approximately 21 percent to an exchange rate of USD $1.00 to DKK 6.96. The strengthening of the USD against the DKK results in a lower USD purchase price for Cheminova. Partially offsetting this was a mark-to-market net loss on the FX forward contracts of $172.1 million for six months ended June 30, 2015.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2014	$31.0	$321.5	$—	$352.5
Acquisitions	393.2	—	—	393.2
Foreign currency adjustments	—	(16.8)	—	(16.8)
Balance, June 30, 2015	$424.2	$304.7	$—	$728.9
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	June 30, 2015			December 31, 2014
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$397.4	$(29.2)	$368.2	$152.8	$(22.5)	$130.3
Patents	2.2	(0.2)	2.0	1.7	(0.1)	1.6
Brands (1)	13.6	(1.3)	12.3	1.2	(0.6)	0.6
Purchased and licensed technologies	72.0	(27.4)	44.6	74.3	(24.5)	49.8
Other intangibles	3.6	(2.2)	1.4	3.6	(2.4)	1.2
	$488.8	$(60.3)	$428.5	$233.6	$(50.1)	$183.5

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$398.4		$398.4	$63.4		$63.4
In-process research & development	16.5		16.5	—		—
	$414.9		$414.9	$63.4		$63.4
Total intangible assets	$903.7	$(60.3)	$843.4	$297.0	$(50.1)	$246.9

(1)	Represents trademarks, trade names and know-how.

At June 30, 2015, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$351.8	$388.9
FMC Health and Nutrition	75.6	26.0
FMC Lithium	1.1	—
Total	$428.5	$414.9

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Amortization expense	$5.5	$2.9	$8.1	$5.7
The estimated pre-tax amortization expense for fiscal year 2015 is $24 million and is estimated to be $28 million for each fiscal year from 2016 to 2019. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2015	December 31, 2014
Finished goods	$491.9	$281.1
Work in process	323.4	248.8
Raw materials, supplies and other	392.2	242.1
First-in, first-out inventory	$1,207.5	$772.0
Less: Excess of first-in, first-out cost over last-in, first-out cost	(166.4)	(164.4)
Net inventories	$1,041.1	$607.6

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2015	December 31, 2014
Property, plant and equipment	$1,828.0	$1,618.7
Accumulated depreciation	(715.2)	(688.7)
Property, plant and equipment, net	$1,112.8	$930.0

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Restructuring charges and asset disposals	$6.8	$1.3	$12.2	$6.6
Other charges (income), net	3.5	1.3	20.4	2.7
Total restructuring and other charges	$10.3	$2.6	$32.6	$9.3

Restructuring charges and asset disposals
Details on the 2015 restructuring charges and asset disposals activities is provided below. For detail on restructuring activities which commenced prior to 2015, see Note 7 to our consolidated financial statements included with our 2014 Form 10-K.
2015 Restructuring Activities
Cheminova Restructuring
On April 21, 2015 we completed the acquisition of Cheminova, see Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we implemented a restructuring plan. The restructuring plan includes workforce reductions, relocation of current operating locations, lease termination fees and fixed asset accelerated depreciation as well as fixed asset disposal charges at several of our FMC Agricultural Solutions' facilities.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova Restructuring	$4.4	$0.3	$0.1	$4.8
Health and Nutrition Restructuring	0.8	—	1.0	1.8
Other Items	—	0.2	—	0.2
Three months ended June 30, 2015	$5.2	$0.5	$1.1	$6.8

Health and Nutrition Restructuring	$0.9	$—	$—	$0.9
Other Items	—	0.4	—	0.4
Three months ended June 30, 2014	$0.9	$0.4	$—	$1.3

Cheminova Restructuring	$4.4	$0.3	$0.1	$4.8
Health and Nutrition Restructuring	1.6	0.1	2.2	3.9
Other Items	3.6	(0.1)	—	3.5
Six months ended June 30, 2015	$9.6	$0.3	$2.3	$12.2

Health and Nutrition Restructuring	$5.8	$—	$—	$5.8
Other Items	—	0.8	—	0.8
Six months ended June 30, 2014	$5.8	$0.8	$—	$6.6
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/14 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 6/30/15 (4)
Cheminova Restructuring	$—	$4.7	$(1.9)	$—	$2.8
Health and Nutrition Restructuring	4.6	1.7	(4.6)	0.1	1.8
Other Workforce Related and Facility Shutdowns (1)	3.0	3.5	(4.1)	0.5	2.9
Restructuring activities related to discontinued operations (5)	2.7	(2.2)	(0.1)	—	0.4
Total	$10.3	$7.7	$(10.7)	$0.6	$7.9
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other charges (income), net

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Environmental charges, net	$3.5	$1.3	$5.4	$2.7
Other items, net	—	—	15.0	—
Other charges (income), net	$3.5	$1.3	$20.4	$2.7
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 10 for additional details.
Other items, Net
Our FMC Agricultural Solutions segment enters into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. In most transactions the rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid are expensed as incurred since they were acquired outside of a business combination. During the six months ended June 30, 2015, we entered into one such transaction, consisting of the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide.

Note 8: Debt
Debt maturing within one year:

(in Millions)	June 30, 2015	December 31, 2014
Short-term foreign debt (1)	$161.4	$36.6
Commercial paper (2)	105.2	486.6
Total short-term debt	$266.6	$523.2
Current portion of long-term debt	1.7	2.0
Short-term debt and current portion of long-term debt	$268.3	$525.2
____________________

(1)	At June 30, 2015, the average interest rate on the borrowings was 12.0%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

(2)	At June 30, 2015, the average interest rate on the borrowings was 0.51%.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt:

(in Millions)	June 30, 2015
	Interest Rate Percentage	Maturity Date	June 30, 2015	December 31, 2014
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2021-2035	$141.5	$141.5
Senior notes (less unamortized discount of $1.8 and $1.9, respectively)	3.95-5.2%	2019-2024	998.2	998.1
Term Loan Facility	1.4%	2020	900.0	—
Credit Facility (1)	2.6%	2019	—	—
Foreign debt	3.5%	2015-2024	12.9	15.8
Total long-term debt			$2,052.6	$1,155.4
Less: debt maturing within one year			1.7	2.0
Total long-term debt, less current portion			$2,050.9	$1,153.4
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $79.4 million and available funds under this facility were $1,315.4 million at June 30, 2015, which reflects borrowings under our commercial paper program.

Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2015, was 4.1 which is below the maximum leverage of 4.5 at June 30, 2015. During 2015 the maximum leverage ratio will step down in accordance with the provisions of the Credit Facility and the Term Loan Facility. Our actual interest coverage for the four consecutive quarters ended June 30, 2015, was 9.1 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2015.

Term Loan Facility
On April 21, 2015, we borrowed $1.65 billion under our previously announced senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. At June 30, 2015, $900.0 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali division (see Note 9) was used to pay down the initial borrowings.
The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus1/2 of one percent; and the Eurocurrency rate for a one-month period plus one percent.
The Term Loan Agreement contains a cross-default provision whereby a default under our other indebtedness in excess of $50.0 million, after grace periods and absent a waiver from the lenders, would be an event of default under the Term Loan Agreement and could result in a demand for payment of all amounts outstanding under this facility.

Note 9: Discontinued Operations
FMC Alkali:
On April 1, 2015, we completed the previously disclosed sale of our FMC Alkali Chemicals division ("ACD") for $1,653.2 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,202.1 million in after-tax cash proceeds. The sale resulted in a pre-tax gain of $1,073.4 million ($697.8 million net of tax) for the three months ended June 30, 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

In connection with the sale we entered into a customary transitional services agreement with Tronox to provide for the orderly separation of the business and transition of various functions and processes. These services will be provided by us to Tronox for up to 12 months after closing. These services include information technology services, human resource and facility services among other services, while Tronox assumes the operations of ACD.
Additionally, FMC is providing certain financial guarantees to third parties on behalf of ACD (Tronox guarantees). These Tronox guarantees include payment guarantees to the lessors of various transportation equipment leases, subleases of certain transportation equipment leases and a self-bonding guarantee for several environmental reclamation obligations assumed by Tronox, which were previously treated as an asset retirement obligation by FMC. In accordance with the Definitive Agreement, Tronox is provided 90 days to secure FMC's release from such guarantees after which FMC is entitled to receive compensation from Tronox based on the outstanding amount of guarantees until such release is obtained. As of July 27, 2015 we have been released from any obligations under a significant portion of these guarantees, see Note 16 for our total outstanding guarantees which include these Tronox guarantees.
The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue	$—	$192.9	$194.0	$377.8
Costs of sales and services	—	151.4	149.2	300.9

Income (loss) from discontinued operations before income taxes (1)	1,069.8	33.0	1,088.7	61.2
Provision for income taxes	372.0	5.1	372.4	9.8
Total discontinued operations of FMC ACD, net of income taxes	$697.8	$27.9	$716.3	$51.4
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$1.9	$—	$3.5
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$697.8	$26.0	$716.3	$47.9
____________________

(1)
For the three months ended June 30, 2015 and 2014, respectively, amounts include approximately zero and $2.2 million attributable to noncontrolling interests, zero and $2.1 million of allocated interest expense, $3.7 million and zero of divestiture related charges. For the six months ended June 30, 2015 and 2014, respectively, amounts include approximately zero and $4.1 million attributable to noncontrolling interests, $2.2 million and $4.0 million of allocated interest expense, $15.0 million and zero of divestiture related charges and $5.3 million and zero of a pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents the major classes of assets and liabilities of FMC Alkali Chemicals:

(in Millions)	December 31, 2014
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$203.3
Property, plant & equipment (1)	378.6
Other non-current assets (1)	22.9
Total assets of discontinued operations held for sale	$604.8
Liabilities
Current liabilities of discontinued operations held for sale	(88.4)
Noncurrent liabilities of discontinued operations held for sale (1)	(4.7)
Total liabilities of discontinued operations held for sale	$(93.1)
Net Assets	$511.7
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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of zero and ($0.3) for the three and six months ended 2015 and $0.6 for the three and six months ended 2014, respectively	$2.4	$(1.3)	$(0.1)	$(2.8)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $2.6 and $4.6 for the three and six months ended 2015 and $4.4 and $7.1 for the three and six months ended 2014, respectively (1)	(7.5)	(7.5)	(8.0)	(12.3)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.8 and $2.7 for the three and six months ended 2015 and $2.2 and $4.5 for the three and six months ended 2014, respectively	(4.5)	(3.8)	(4.4)	(7.6)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of ($372.0) and ($372.4) for the three and six months ended 2015 and ($5.1) and ($9.8) for the three and six months ended 2014, respectively	697.8	27.9	716.3	51.4
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of zero for the three and six months ended 2015 and zero and ($29.3) for the three and six months ended 2014, respectively (2)	—	—	—	(40.0)
Discontinued operations, net of income taxes	$688.2	$15.3	$703.8	$(11.3)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2015 in Note 10.

(2)
On February 28, 2014, we completed the sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in a further pre-tax loss of $10.1 million ($33.4 million net of tax). The net of tax loss was driven by the final allocation of the proceeds.

Note 10: Environmental Obligations
We have reserves for potential environmental obligations, which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2014	$296.2	$(11.9)	$284.3
Provision/(benefit)	18.0	—	18.0
(Spending)/recoveries	(25.4)	4.1	(21.3)
Total environmental reserves at June 30, 2015	$288.8	$(7.8)	$281.0

Environmental reserves, current (1)	104.9	(3.0)	101.9
Environmental reserves, long-term (2)	183.9	(4.8)	179.1
Total environmental reserves at June 30, 2015	$288.8	$(7.8)	$281.0
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $210 million at June 30, 2015. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2014	Increase in Recoveries	Cash Received	6/30/2015
Environmental recoveries	$29.9	—	(3.6)	$26.3

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Environmental provisions, net - recorded to liabilities (1)	$13.6	$13.2	$18.0	$22.1
Environmental provisions, net - recorded to assets (2)	—	—	—	—
Environmental provision, net	$13.6	$13.2	$18.0	$22.1

Continuing operations (3)	3.5	1.3	5.4	2.7
Discontinued operations (4)	10.1	11.9	12.6	19.4
Environmental provision, net	$13.6	$13.2	$18.0	$22.1
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1.020 million potential common shares excluded from Diluted EPS for the three months ended June 30, 2015. For the six months ended June 30, 2015, we had a net loss from continuing operations attributable to FMC stockholders and as such all 1.880 million potential common shares were excluded from Diluted EPS. For the three and six months ended June 30, 2014, respectively there were 0.251 million and 0.354 million potential common shares excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$54.1	$95.7	$(8.3)	$189.5
Discontinued operations, net of income taxes	688.2	13.4	703.8	(14.8)
Net income (loss) attributable to FMC stockholders	$742.3	$109.1	$695.5	$174.7
Less: Distributed and undistributed earnings allocable to restricted award holders	(2.0)	(0.3)	—	(0.5)
Net income (loss) allocable to common stockholders	$740.3	$108.8	$695.5	$174.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.40	$0.72	$(0.06)	$1.42
Discontinued operations	5.14	0.10	5.27	(0.11)
Net income (loss) attributable to FMC stockholders	$5.54	$0.82	$5.21	$1.31

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.40	$0.71	$(0.06)	$1.41
Discontinued operations	5.12	0.10	5.27	(0.11)
Net income (loss) attributable to FMC stockholders	$5.52	$0.81	$5.21	$1.30

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,714	133,339	133,643	133,233
Weighted average additional shares assuming conversion of potential common shares	731	1,015	—	1,044
Shares – diluted basis	134,445	134,354	133,643	134,277

Note 12: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$1,530.5	$33.5	$1,564.0
Net income (loss)	695.5	5.3	700.8
Stock compensation plans	13.1	—	13.1
Excess tax benefits from share-based compensation	2.0	—	2.0
Shares for benefit plan trust	0.2	—	0.2
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	14.3	—	14.3
Net hedging gains/(losses) and other, net of income tax (1)	3.3	—	3.3
Foreign currency translation adjustments (1)	(41.7)	(0.3)	(42.0)
Dividends ($0.33 per share)	(44.2)	—	(44.2)
Repurchases of common stock	(3.2)	—	(3.2)
Balance at June 30, 2015	$2,169.8	$38.5	$2,208.3
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments(1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications (3)	(41.7)	5.2	(7.1)	$(43.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.9)	21.4	$19.5

Accumulated other comprehensive income (loss), net of tax at June 30, 2015	$(92.1)	$(0.6)	$(307.2)	$(399.9)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(25.3)	$(6.1)	$(170.5)	$(201.9)
2014 Activity
Other comprehensive income (loss) before reclassifications (3)	(2.7)	4.5	(0.1)	$1.7
Amounts reclassified from accumulated other comprehensive income (loss)	49.6	2.2	12.7	$64.5

Accumulated other comprehensive income (loss), net of tax at June 30, 2014	$21.6	$0.6	$(157.9)	$(135.7)
____________________
(1)     See Note 15 for more information.
(2)    See Note 13 for more information.
(3)    Excludes foreign currency translation adjustments attributable to noncontrolling interests.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014

Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	$—	$—	$—	$(49.6)	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	9.2	(2.4)	17.9	(3.3)	Costs of sales and services
Energy contracts	(1.2)	0.5	(2.5)	1.5	Costs of sales and services
Foreign currency contracts	(7.5)	0.2	(11.9)	(1.4)	Selling, general and administrative expenses
Total before tax	0.5	(1.7)	3.5	(3.2)
	(0.4)	0.6	(1.6)	1.0	Provision for income taxes
Amount included in net income	$0.1	$(1.1)	$1.9	$(2.2)

Pension and other postretirement benefits (2):
Amortization of prior service costs	(0.2)	(0.4)	(0.6)	(0.9)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(15.0)	(8.0)	(27.7)	(15.1)	Selling, general and administrative expenses
Recognized loss due to settlement and curtailment	—	(2.0)	(5.3)	(3.6)	Selling, general and administrative expenses (4)
Total before tax	(15.2)	(10.4)	(33.6)	(19.6)
	5.5	3.7	12.2	6.9	Provision for income taxes
Amount included in net income	(9.7)	(6.7)	(21.4)	(12.7)

Total reclassifications for the period	$(9.6)	$(7.8)	$(19.5)	$(64.5)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 13.

(3)
The reclassification of historical cumulative translation adjustments was the result of the divestiture of our FMC Peroxygens business during the first quarter of 2014. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 9 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

(4)
The loss due to curtailment for the six months ended June 30, 2015 related to the disposal of our FMC Alkali Chemicals division and was recorded to Discontinued operations, net of income taxes in the condensed statements of income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Dividends and Share Repurchases
For the six months ended June 30, 2015 and 2014, we paid $42.2 million and $38.0 million, respectively, in dividends declared in previous periods. On July 16, 2015, we paid dividends totaling $22.1 million to our shareholders of record as of June 30, 2015. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2015. On July 21, 2015 the Board of Directors declared a quarterly dividend of 16.5 cents per share, payable on October 15, 2015, to the shareholders of record at the close of business on September 30, 2015.

During the six months ended June 30, 2015, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 13: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30				Six Months Ended June 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net annual benefit cost (income):
Service cost	$3.5	$4.9	$—	$—	$7.6	$9.7	$—	$—
Interest cost	15.3	15.6	0.2	0.3	30.7	31.0	0.5	0.6
Expected return on plan assets	(22.3)	(21.6)	—	—	(44.5)	(43.2)	—	—
Amortization of prior service cost (credit)	0.2	0.4	—	—	0.5	0.9	0.1	—
Recognized net actuarial and other (gain) loss	15.2	7.8	(0.2)	(0.4)	28.2	15.7	(0.5)	(0.8)
Recognized loss due to curtailment (1)	—	—	—	—	4.8	—	0.5	—
Recognized loss due to settlement (2)	—	2.0	—	—	—	3.6	—	—
Net periodic benefit cost (3)	$11.9	$9.1	$—	$(0.1)	$27.3	$17.7	$0.6	$(0.2)
____________________

(1)	Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the condensed consolidated statements of income (loss).

(2)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.

(3)	Net periodic benefit cost represent both continuing and discontinued operations.
We made voluntary cash contributions to our U.S. defined benefit pension plan of $49.0 million and $32.0 million in the six months ended June 30, 2015 and June 30, 2014. We expect to make a total of approximately $65 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2015.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The below chart provides reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30
	2015			2014
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$75.9	$17.8	23.5%	$134.4	$36.4	27.1%

Discrete items:
Acquisition-related charges (1)	21.0	7.5		—	—
Currency remeasurement (2)	17.7	6.7		12.4	0.7
Other discrete items	13.6	1.9		14.3	3.6
Tax only discrete items (3)	—	(2.1)		—	1.1
Total discrete items	$52.3	$14.0		$26.7	$5.4

Continuing operations, before discrete items	$128.2	$31.8		$161.1	$41.8
Estimated Annualized Effective Tax Rate (EAETR) (4)			24.8%			25.9%

	Six Months Ended June 30
	2015			2014
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$(34.3)	$(31.3)	91.3%	$266.0	$71.0	26.7%

Discrete items:
Acquisition-related charges (1)	211.7	77.8		—	—
Currency remeasurement (2)	24.0	3.9		12.4	0.7
Other discrete items	35.4	9.2		27.3	7.8
Tax only discrete items (3)	—	0.9		—	1.1
Total discrete items	$271.1	$91.8		$39.7	$9.6

Continuing operations, before discrete items	$236.8	$60.5		$305.7	$80.6
Estimated Annualized Effective Tax Rate (EAETR) (4)			25.5%			26.4%
___________________

(1)
Acquisition-related charges for the three and six months ended June 30, 2015 are primarily taxed at domestic tax rates resulting in a material tax benefit. The acquisition-related charges are comprised of legal and professional fees and gain/loss on hedging the purchase price associated with Cheminova, see Note 3 for more information. As noted in footnote (2), below, hedge gains or losses are treated discretely for tax purposes.

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

(4)	Change in the EAETR period to period is primarily due to income mix between subsidiaries.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,392.5 million and $1,773.2 million and the carrying amount is $2,319.2 million and $1,678.6 million as of June 30, 2015 and December 31, 2014, respectively.
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
As of June 30, 2015, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $0.6 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2016. At June 30, 2015, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $430 million.
As of June 30, 2015, we had current open commodity contracts in AOCI in a net after tax loss position of $1.3 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2016. At June 30, 2015, we had an equivalent of 1.4 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Of the $1.9 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $1.7 million of these losses would be realized in earnings during the twelve months ending June 30, 2016 and $0.2 million of net losses would be realized subsequent to June 30, 2016, if spot rates in the future are consistent with forward rates as of June 30, 2015. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $895 million at June 30, 2015.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$15.3	$8.7	$24.0	$(3.3)	$20.7
Total derivative assets (1)	15.3	8.7	24.0	(3.3)	20.7

Foreign exchange contracts	(15.2)	(7.8)	(23.0)	3.3	(19.7)
Energy contracts	(2.1)	—	(2.1)	—	(2.1)
Total derivative liabilities (2)	(17.3)	(7.8)	(25.1)	3.3	(21.8)

Net derivative assets/(liabilities)	$(2.0)	$0.9	$(1.1)	$—	$(1.1)

	December 31, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$17.1	$15.1	$32.2	$(3.6)	$28.6
Energy contracts	0.3	—	0.3	(0.3)	—
Total derivative assets (1)	17.4	15.1	32.5	(3.9)	28.6

Foreign exchange contracts	(17.4)	(100.0)	(117.4)	3.6	(113.8)
Energy contracts	(7.6)	—	(7.6)	0.3	(7.3)
Total derivative liabilities (2)	(25.0)	(100.0)	(125.0)	3.9	(121.1)

Net derivative assets/(liabilities)	$(7.6)	$(84.9)	$(92.5)	$—	$(92.5)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Unrealized hedging gains (losses) and other, net of tax	$3.2	$2.0	$(0.3)	$—	$—	$—	$2.9	$2.0
Reclassification of deferred hedging (gains) losses, net of tax
Effective portion (1)	(0.9)	1.4	0.8	(0.3)	—	—	(0.1)	1.1
Total derivative instrument impact on comprehensive income	$2.3	$3.4	$0.5	$(0.3)	$—	$—	$2.8	$3.1

	Six Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Unrealized hedging gains (losses) and other, net of tax	$3.5	$3.1	$1.7	$1.4	$—	$—	$5.2	$4.5
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	(3.5)	3.2	1.6	(1.0)	—	—	(1.9)	2.2
Total derivative instrument impact on comprehensive income	$—	$6.3	$3.3	$0.4	$—	$—	$3.3	$6.7
___________________

(1)	See Note 12 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30		Six Months Ended June 30
(in Millions)		2015	2014	2015	2014
Foreign exchange contracts	Cost of sales and services	$(3.3)	$6.2	$(7.8)	$1.3
	Selling, general & administrative (2)	8.0	—	(172.1)	—
Total		$4.7	$6.2	$(179.9)	$1.3
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent a loss on the Cheminova acquisition hedge. See Note 3 within these condensed consolidated financial statements for more information.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in the condensed consolidated balance sheets. During the periods presented there were no transfers between fair-value hierarchy levels.

(in Millions)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$20.7	$—	$20.7	$—
Other (2)	32.3	32.3	—	—
Total assets	$53.0	$32.3	$20.7	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$2.1	$—	$2.1	$—
Derivatives – Foreign exchange (1)	19.7	—	19.7	—
Other (3)	35.0	34.1	0.9	—
Total liabilities	$56.8	$34.1	$22.7	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

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

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the six months ended June 30, 2015 and the year ended December 31, 2014.

(in Millions)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Six Months Ended June 30, 2015)
Assets
Long-lived assets associated with exit activities (1)	$—	$—	$—	$—	$(2.3)
Total assets	$—	$—	$—	$—	$(2.3)

____________________

(1)
Primarily represents charges within our FMC Health and Nutrition segment, to write down the value of certain long-lived assets to zero related to our FMC Health and Nutrition restructuring as they have no future use. See Note 7 for more information.

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2015. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing (1)	$57.0
Tronox guarantees (2)	108.6
Other debt guarantees (3)	14.3
Total	$179.9
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing.”

(2)
See Note 9 for more information on these Tronox guarantees. The fair value of the Tronox guarantees at June 30, 2015 is $6.1 million. These amounts are included within "Other long-term liabilities" on the condensed consolidated balance sheet. Excluded from this amount are letters of credit totaling $12.9 million issued under our Credit Facility, see Note 8 for more information. As of July 27, 2015 we have been released from any further obligations under the Tronox guarantees totaling $108.6 million as included above.

(3)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 18 to our consolidated financial statements included within our 2014 Form 10-K. Below are changes to existing contingencies that have occurred during 2015.
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. On May 21, 2015, the ECJ issued its decision, upholding the jurisdiction of the German court. The case is now back before the German judge;  we do not anticipate significant activity in that court until late 2015. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

Note 17: Segment Information

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue
FMC Agricultural Solutions	$625.6	$531.2	$1,018.0	$998.1
FMC Health and Nutrition	206.6	207.1	417.6	433.3
FMC Lithium	54.9	56.6	110.9	120.4
Eliminations	—	—	—	—
Total	$887.1	$794.9	$1,546.5	$1,551.8
Income from continuing operations before income taxes
FMC Agricultural Solutions	$121.4	$130.7	$203.2	$250.8
FMC Health and Nutrition	50.5	49.1	101.5	100.0
FMC Lithium	4.6	7.5	10.1	14.1
Eliminations	—	—	—	—
Segment operating profit	$176.5	$187.3	314.8	364.9
Corporate and other	(17.1)	(19.5)	(32.4)	(36.9)
Operating profit before the items listed below	$159.4	$167.8	282.4	328.0
Interest expense, net	(24.7)	(13.2)	(38.7)	(24.8)
Restructuring and other (charges) income (1)	(10.3)	(2.6)	(32.6)	(9.3)
Non-operating pension and postretirement (charges) income (2)	(8.2)	(2.7)	(14.4)	(6.9)
Business separation costs (3)	—	(13.8)	—	(16.8)
Acquisition-related charges (4)	(40.3)	(1.1)	(231.0)	(4.2)
(Provision) benefit for income taxes	(17.8)	(36.4)	31.3	(71.0)
Discontinued operations, net of income taxes	688.2	15.3	703.8	(11.3)
Net income attributable to noncontrolling interests	(4.0)	(4.2)	(5.3)	(9.0)
Net income (loss) attributable to FMC stockholders	$742.3	$109.1	$695.5	$174.7

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2015, relate to FMC Agricultural Solutions of $4.8 million, FMC Health and Nutrition of $1.8 million, FMC Lithium of $0.2 million and Corporate of $3.5 million. Amounts for the three months ended June 30, 2014, relate to FMC Health and Nutrition of $1.0 million, FMC Lithium of $(0.2) million, and Corporate of $1.8 million. Amounts for the six months ended June 30, 2015, relate to FMC Agricultural Solutions of $23.1 million, FMC Health and Nutrition of $4.0 million, FMC Lithium of $0.5 million and Corporate of $5.0 million. Amounts of the six months June 30, 2014, relate to FMC Health and Nutrition of $5.9 million, FMC Lithium of $(0.1) million and Corporate of $3.5 million.

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

(3)
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three and six months ended June 30, 2014 represent charges associated with the planned separation activities through June 30, 2014.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions. Amounts represent the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2015	2014	2015	2014
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$29.0	$—	$39.6	$—
Inventory fair value amortization (2)	19.3	—	19.3	—
(Gain)/loss on hedging purchase price (1)	(8.0)	—	172.1	—
Acquisition-related charges - Epax
Inventory fair value amortization (2)	—	1.1	—	4.2
Acquisition-related charges	$40.3	$1.1	$231.0	$4.2
____________________
(1)    On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.” For more information see Note 3.
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
Subsequent to the acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division (see Note 3 and Note 9 to the condensed consolidated financial statements included within this Form 10-Q for more information) we have reassessed our critical accounting policies. We have concluded that in addition to the four critical accounting policies listed above that our accounting policy over "Revenue recognition and trade receivables" is now critical to our results of operations and financial condition.
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
Second Quarter 2015 Highlights

The following are the more significant developments in our businesses during the three months ended June 30, 2015:

•
Revenue of $887.1 million for the three months ended June 30, 2015 increased $92 million or 12 percent versus the same period last year. The increase in revenue was primarily attributable to FMC Agricultural Solutions and the acquisition of Cheminova, completed in April 2015. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America remained flat period over period while sales in Asia improved by 22 percent, sales in Latin America decreased 18 percent and sales in Europe, Middle East and Africa increased by 67 percent primarily due to the acquisition of Cheminova.

•
Our gross margin, excluding acquisition-related charges, increased by approximately $8 million or approximately two percent to $325 million versus last prior year's quarter. Gross margin percent of 37 percent declined from 40 percent. The reduction in gross margin was due to lower volumes in Brazil within FMC Agricultural Solutions. The gross margin percentage decline was driven primarily by unfavorable currency movements.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges increased by approximately $10 million or 8 percent to $127 million. The increase was driven primarily by the acquisition of Cheminova which is being integrated into our FMC Agricultural Solutions segment.

•	Research and Development expenses of $39 million increased $7 million or 20 percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $94.3 million decreased by $15 million or 14 percent primarily due to lower operating results in FMC Agricultural Solutions. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

•
On April 1, 2015, we completed the previously disclosed sale of our FMC Alkali Chemicals division ("ACD") for $1,653.2 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,202.1 million in after-tax cash proceeds.

•
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion (the “Acquisition”).

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue
FMC Agricultural Solutions	$625.6	$531.2	$1,018.0	$998.1
FMC Health and Nutrition	206.6	207.1	417.6	433.3
FMC Lithium	54.9	56.6	110.9	120.4
Eliminations	—	—	—	—
Total	$887.1	$794.9	$1,546.5	$1,551.8
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$121.4	$130.7	$203.2	$250.8
FMC Health and Nutrition	50.5	49.1	101.5	100.0
FMC Lithium	4.6	7.5	10.1	14.1
Eliminations	—	—	—	—
Segment operating profit	$176.5	$187.3	$314.8	$364.9
Corporate and other	(17.1)	(19.5)	(32.4)	(36.9)
Operating profit before the items listed below	$159.4	$167.8	282.4	328.0

Interest expense, net	(24.7)	(13.2)	(38.7)	(24.8)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(10.3)	(2.6)	(32.6)	(9.3)
Non-operating pension and postretirement charges (2)	(8.2)	(2.7)	(14.4)	(6.9)
Business separation costs (3)	—	(13.8)	—	(16.8)
Acquisition-related charges (4)	(40.3)	(1.1)	(231.0)	(4.2)
(Provision) benefit for income taxes	(17.8)	(36.4)	31.3	(71.0)
Discontinued operations, net of income taxes	688.2	15.3	703.8	(11.3)
Net income attributable to noncontrolling interests	(4.0)	(4.2)	(5.3)	(9.0)
Net income (loss) attributable to FMC stockholders	$742.3	$109.1	$695.5	$174.7
____________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2015, relate to FMC Agricultural Solutions of $4.8 million, FMC Health and Nutrition of $1.8 million, FMC Lithium of $0.2 million and Corporate of $3.5 million. Amounts for the three months ended June 30, 2014, relate to FMC Health and Nutrition of $1.0 million, FMC Lithium of $(0.2) million and Corporate of $1.8 million. Amounts for the six months ended June 30, 2015, relate to FMC Agricultural Solutions of $23.1 million, FMC Health and Nutrition of $4.0 million, FMC Lithium of $0.5 million and Corporate of $5.0 million. Amounts of the six months June 30, 2014, relate to FMC Health and Nutrition of $5.9 million and FMC Lithium of $(0.1) million Corporate of $3.5 million.

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

(3)
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three and six months ended June 30, 2014 represent charges associated with the planned separation activities through June 30, 2014.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions. Amounts represent the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2015	2014	2015	2014
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$29.0	$—	$39.6	$—
Inventory fair value amortization (2)	19.3	—	19.3	—
(Gain)/loss on hedging purchase price (1)	(8.0)	—	172.1	—
Acquisition-related charges - Epax
Inventory fair value amortization (2)	—	1.1	—	4.2
Acquisition-related charges	$40.3	$1.1	$231.0	$4.2
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

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders.” We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, certain tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income (loss) attributable to FMC stockholders (GAAP)	$742.3	$109.1	$695.5	$174.7
Corporate special charges (income), pre-tax	58.8	20.2	278.0	37.2
Income tax expense (benefit) on Corporate special charges (income)	(19.6)	(7.3)	(100.1)	(13.1)
Corporate special charges (income), net of income taxes	$39.2	$12.9	177.9	24.1
Discontinued operations attributable to FMC Stockholders, net of income taxes	(688.2)	(13.4)	(703.8)	14.8
Tax adjustments	1.0	1.0	8.5	1.0
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$94.3	$109.6	$178.1	$214.6
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

FMC Agricultural Solutions

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue	$625.6	$531.2	$1,018.0	$998.1
Operating Profit	121.4	130.7	203.2	250.8

Three Months Ended June 30, 2015 vs. 2014
Revenue of $625.6 million increased approximately 18 percent versus the prior year quarter due to the revenue from the Cheminova acquisition on April 20, 2015. This increase was mostly offset by a decrease in legacy FMC Agricultural Solutions revenue.
FMC Agricultural Solutions' operating profit of $121.4 million decreased approximately seven percent compared to the year-ago quarter. This decline was driven by difficult market conditions primarily in Brazil.
Refer to the FMC Agricultural Solutions Proforma Financial Results with Cheminova section below for further discussion.

Six Months Ended June 30, 2015 vs. 2014
Revenue of $1,018.0 million increased approximately two percent versus the prior year period. Consistent with the three month explanation above, the increase was primarily driven by the addition of revenues from the Cheminova acquisition which was partially offset by a decrease in legacy FMC Agricultural Solutions revenue.
FMC Agricultural Solutions' operating profit of $203.2 million decreased approximately 19 percent compared to the year-ago quarter. This decline was driven by difficult market conditions primarily in Brazil.
Refer to the FMC Agricultural Solutions Proforma Financial Results with Cheminova section below for further discussion.

FMC Agricultural Solutions Pro forma Financial Results with Cheminova

Beginning in the second quarter of 2015, we will present pro forma combined results for the FMC Agricultural Solutions segment for 2015 and 2014. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for 2015 and 2014 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the Cheminova transaction had occurred on January 1, 2014. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for cost related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated Cheminova since January 1, 2014, nor our future results. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for these interim periods is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of the segment.

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$625.6	$531.2	$1,018.0	$998.1
Revenue, Cheminova, pro forma (2)	57.9	354.6	362.0	693.7
Pro Forma Combined, Revenue (3)	$683.5	$885.8	$1,380.0	$1,691.8
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$121.4	$130.7	$203.2	$250.8
Operating Profit, Cheminova, pro forma (2)	(4.1)	36.0	19.9	59.5
Pro Forma Combined, Operating Profit (3)	$117.3	$166.7	$223.1	$310.3
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

(2)
Cheminova pro forma amounts include the historical results of Cheminova, prior to April 21, 2015. These amounts also include adjustments as if the Cheminova transaction had occurred on January 1, 2014, including the effects of acquisition accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings or synergies that may have been or may be achieved by the combined segment.

(3)	The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Latin America	$163.5	$259.5	$297.3	$450.8
North America	177.0	200.5	406.4	448.1
Europe, Middle East and Africa (EMEA)	189.0	239.6	401.7	471.7
Asia	154.0	186.2	274.6	321.2
Total	$683.5	$885.8	$1,380.0	$1,691.8
___________________

(1)	The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results.

Pro Forma Combined Results - Three Months Ended June 30, 2015 vs. 2014
Pro forma combined revenue of $683.5 million decreased by approximately 23 percent versus the prior year quarter. Favorable pricing in local currencies increased in 2015 compared to the same period in 2014; however, the price increases only partially offset the unfavorable impact of foreign currency movements and lower volumes. Excluding the impact of foreign exchange, pro forma revenue for the second quarter of 2015 declined approximately 14 percent versus the prior-year quarter.
Pro forma combined operating profit of $117.3 million decreased approximately 30 percent compared to the year-ago quarter. The decrease was driven by the sales declines described in the preceding paragraph. Excluding the impact of foreign exchange of $57 million, pro forma segment operating profit increased five percent.
During the quarter, FMC Agricultural Solutions commenced certain actions triggered by the acquisition of Cheminova, including rationalizing some product lines ahead of the 2015/2016 season and initiating a sale process for its Consagro subsidiary in Brazil. In addition, the business continued to reduce sales of low-margin third party products, a process started in the first quarter 2015. However, these portfolio actions will strengthen the market position of FMC Agricultural Solutions and position it to deliver continued strong performance in 2016 and beyond.

Pro Form Combined Results - Six Months Ended June 30, 2015 vs. 2014
Pro Forma combined revenue of $1,380.0 million decreased approximately 18 percent versus the prior year period. Drivers for the decrease year over year were the same as described in the three months discussion above.
Pro forma combined operating profit of $223.1 million decreased approximately 28 percent compared to the year-ago period. Drivers for the decrease year over year were the same as described in the three months discussion above.

Outlook
Full-year segment revenue is expected to be within the range of $2.5 billion to $2.7 billion. Full-year segment earnings are expected to be in the range of $520 million to $550 million. Despite unfavorable foreign currency impacts and continued difficult market conditions, progress to date on the integration reinforces the strategic and operational benefits of the Cheminova acquisition and increases the company’s confidence in FMC Agricultural Solutions’ ability to deliver strong earnings growth during the second half of 2015.

Certain Regulatory Issues
A detailed discussion related to regulatory issues impacting FMC Agricultural Solutions can be found in Part II, Item 7 of our 2014 Form 10-K. There have been no material changes related to regulatory issues impacting FMC Agricultural Solutions from the information reported in our 2014 10-K.
FMC Health and Nutrition

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue	$206.6	$207.1	$417.6	433.3
Operating Profit	50.5	49.1	101.5	100.0

Three Months Ended June 30, 2015 vs. 2014
Revenue of $206.6 million remained flat versus the prior-year quarter. Unfavorable foreign currency impacts, primarily a weaker euro, decreased revenue by approximately seven percent. The decrease was offset by higher volumes, driven by the MCC family of products in both pharmaceuticals and food end markets, which impacted revenue by approximately six percent. Pricing for the three months ended 2015 as compared to 2014 was slightly positive.
Segment operating profit of $50.5 million increased approximately three percent versus the year ago quarter driven by higher volumes which favorably impacted segment operating profit by eight percent partially offset by unfavorable currency impacts which reduced segment operating profit by six percent.

Six Months Ended June 30, 2015 vs. 2014
Revenue was $417.6 million, a decrease of approximately four percent versus the prior-year period. Unfavorable foreign currency impacts, primarily a weaker euro, decreased revenue by approximately six percent, partially offset by higher volumes impacting revenue by approximately two percent.
Segment operating profit of $101.5 million increased approximately two percent versus the year ago quarter driven by the higher volumes discussed in the preceding paragraph.

Outlook
Full-year segment revenue is expected to be down low single-digit percent, driven by currency, while segment earnings are expected to increase by mid single-digit percent. Earnings growth is anticipated primarily from continued demand in the health and pharmaceutical markets and realizing the benefits of ongoing operational improvements and restructuring programs over the second half of the year.

FMC Lithium

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue	$54.9	$56.6	$110.9	$120.4
Operating Profit	4.6	7.5	10.1	14.1

Three Months Ended June 30, 2015 vs. 2014
Revenue of $54.9 million decreased by approximately three percent versus the prior-year quarter driven by unfavorable foreign currency impacts and lower sales volumes of our upstream products which negatively impacted revenue by five percent and three percent, respectively. These impacts were partially offset by higher prices which favorably impacted revenue by five percent.
Segment operating profit of $4.6 million decreased approximately 39 percent versus the year ago quarter. Foreign currency, specifically the Argentine peso and the euro, continue to have a significant negative impact on segment operating profit. Foreign currency impacted segment operating profit by 56 percent compared to the year ago quarter. These impacts were partially offset by favorable operating performance.

Six Months Ended June 30, 2015 vs. 2014
Revenue of $110.9 million decreased by approximately eight percent versus the prior-year quarter driven by lower volumes of upstream products and weaker foreign currencies which impacted revenue by eight percent and four percent, respectively. These impacts were partially offset by higher prices which favorably impacted revenue by four percent.
Segment operating profit of $10.1 million decreased approximately 28 percent versus the year ago quarter driven by the same factors as noted in the three months discussion above.

Outlook
For the remainder of 2015, demand, particularly for specialty lithium products, is expected to remain strong. However, the economic situation in Argentina is expected to continue to affect the reported results for Lithium. Full-year reported segment earnings are expected to remain within the range of $15 million to $25 million.

Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three Months Ended June 30, 2015 vs. 2014
Corporate and other expenses of $17.1 million in the second quarter of 2015 decreased by $2.4 million from $19.5 million in the same period in 2014. The decrease is partially driven by foreign exchange impacts on intercompany loans and by $1.0 million of income associated with the transitional services agreement with Tronox for the sale of the Alkali Chemicals division, see Note 9.
Six Months Ended June 30, 2015 vs. 2014
Corporate and other expenses of $32.4 million in the first half of 2015 decreased by $4.5 million from $36.9 million in the same period in 2014. The decrease is consistent with the description provided for the three months ended period noted above.

Interest expense, net
Three Months Ended June 30, 2015 vs. 2014
Interest expense, net for the second quarter of 2015 was $24.7 million as compared to the second quarter of 2014 of $13.2 million. The increase was primarily due to our borrowings under the previously announced senior unsecured Term Loan facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. Additionally, the higher interest expense of $4.8 million was due to certain international borrowings of Cheminova which cannot be refinanced until the second half of 2015. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Six Months Ended June 30, 2015 vs. 2014
Interest expense, net for the first half of 2015 was $38.7 million as compared to the first half of 2014 of $24.8 million. The increase is consistent with the description provided for the three months ended period noted above.

Corporate special (charges) income
Three Months Ended June 30, 2015 vs. 2014
Restructuring and other charges (income)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2015	2014	2015	2014
Restructuring charges and asset disposals	$6.8	$1.3	$12.2	$6.6
Other charges (income), net	3.5	1.3	20.4	2.7
Total restructuring and other charges	$10.3	$2.6	$32.6	$9.3
Restructuring and asset disposal charges in 2015 of $6.8 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income) net in 2015 of $3.5 million were related to corporate environmental charges.
Restructuring and asset disposal charges in 2014 of $1.3 million were primarily associated with the Health and Nutrition restructuring. Other charges (income) net in 2014 of $1.3 million were primarily related to corporate environmental charges.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2015 was $8.2 million compared to $2.7 million for the three months ended June 30, 2014. The increase in charges was primarily the result of higher amortization impacts of actuarial losses, see Note 13 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Business separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. As a result there were no business separation charges in 2015. Business separation costs for the three months ended June 30, 2014 represent charges associated with the planned separation activities through June 30, 2014.
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 17 to the condensed consolidated financial statements included within this Form 10-Q. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).

Six Months Ended June 30, 2015 vs. 2014
Restructuring and other charges (income)
Restructuring and asset disposal charges in 2015 of $12.2 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income) net in 2015 of $20.4 million were primarily comprised of a $15.0 million payment for the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide. This acquisition is considered as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
Restructuring and asset disposal charges in 2014 of $6.6 million were primarily associated with the Health and Nutrition restructuring. Other charges (income) net in 2014 of $2.7 million were primarily related to corporate environmental charges.
Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2015 was $14.4 million compared to $6.9 million for the six months ended June 30, 2014. The increase is consistent with the description provided for the three months ended period noted above.
Business separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. Business separation costs for the six months ended June 30, 2014 represent charges associated with the planned separation activities through June 30, 2014.
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 17 to the condensed consolidated financial statements included within this Form 10-Q. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).

Provision for income taxes
A significant amount of our earnings is generated by our foreign subsidiaries (e.g. Denmark, Ireland and Hong Kong), which tax earnings at lower rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; closure of statute of limitations or settlement of tax audits; changes in valuation allowance and changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States taxes have not been previously accrued.
Three Months Ended June 30, 2015 vs. 2014
Provision for income taxes was $17.8 million resulting in an effective tax rate of 23.5 percent compared to a provision of $36.4 million resulting in an effective tax rate of 27.1 percent for the three months ended June 30, 2015 and 2014, respectively. Excluding discrete items, the effective rate is 24.8% compared to 25.9% for the three months ended June 30, 2015 and 2014, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 14 to the condensed consolidated financial statements included within this Form 10-Q.
Six Months Ended June 30, 2015 vs. 2014
Income tax benefit was $31.3 million resulting in an effective tax rate of 91.3% compared to a provision of $71.0 million resulting in an effective tax rate of 26.7% for the six months ended June 30, 2015 and 2014, respectively. Excluding discrete items, the effective rate is 25.5% compared to 26.4% for the six months ended June 30, 2015 and 2014, respectively.
Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Alkali Chemicals and FMC Peroxygens divisions results as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

Three Months Ended June 30, 2015 vs. 2014
Discontinued operations, net of income taxes represented a gain of $688.2 million for the three months ended June 30, 2015, compared to a gain of $15.3 million for the three months ended June 30, 2014. The change was driven by the divestiture of our FMC Alkali Chemicals division in the three months ended June 30, 2015 which resulted in an after tax gain of $698 million in 2015. For more information on our discontinued operations, net of income taxes, see Note 9 to the condensed consolidated financial statements included in this Form 10-Q.
Six Months Ended June 30, 2015 vs. 2014
Discontinued operations, net of income taxes represented a gain of $703.8 million for the six months ended June 30, 2015, compared to a gain of $11.3 million for the six months ended June 30, 2014. The change was driven by the divestiture of our FMC Alkali Chemicals division in the three months ended June 30, 2015 which resulted in an after tax gain of $698 million in 2015.
Net income (loss) attributable to FMC stockholders
Three Months Ended June 30, 2015 vs. 2014
Net income attributable to FMC stockholders increased to $742.3 million from $109.1 million. The increase was primarily due to the gain from the sale of our FMC Alkali Chemicals division as described above, partially offset by lower segment operating profit in FMC Agricultural Solutions.

Six Months Ended June 30, 2015 vs. 2014
Net income attributable to FMC stockholders increased to $695.5 million from $174.7 million. The increase is consistent with the description provided for the three months ended period noted above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2015 and December 31, 2014, were $477.5 million and $109.5 million, respectively. Of the cash and cash equivalents balance at June 30, 2015, $164.8 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At June 30, 2015, we had total debt of $2,319.2 million as compared to $1,678.6 million at December 31, 2014. Total debt included $2,050.9 million and $1,153.4 million of long-term debt (excluding current portions of $1.7 million and $2.0 million) at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we were in compliance with all of our debt covenants, see Note 8 in the condensed consolidated financial statements included in this Form 10-Q for further details.
The increase in long-term debt was due to borrowings of $1.65 billion under our senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. At June 30, 2015, $900.0 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali Chemicals division (see Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details) was used to pay down the initial borrowings. The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. See Note 8 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, decreased from $523.2 million at December 31, 2014 to $266.6 million at June 30, 2015. A portion of the proceeds from the sale of our FMC Alkali Chemicals was utilized to pay down outstanding borrowings under our commercial program program resulting in a reduction to short-term borrowings from December 31, 2014 to June 30, 2015.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At June 30, 2015, the average effective interest rate on these borrowings was 0.51%.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(122.5) million and $92.2 million for the six months ended June 30, 2015 and 2014, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30
	2015	2014
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$4.4	$290.5
Significant non-cash expenses (1)	86.2	73.8
Operating income before non-cash expenses (Non-GAAP)	$90.6	$364.3
Change in trade receivables (2)	241.4	(18.7)
Change in inventories (3)	(40.8)	(44.0)
Change in accounts payable (4)	(111.9)	(53.0)
Change in accrued rebates (5)	121.5	146.9
Change in advance payments from customers (6)	(184.8)	(174.9)
Change in all other operating assets and liabilities (7)	(103.8)	7.4
Restructuring and other spending (8)	(10.5)	(4.6)
Environmental spending, continuing, net of recoveries (9)	(13.5)	(5.1)
Pension and other postretirement benefit contributions (10)	(51.8)	(45.2)
Cash basis operating income (Non-GAAP)	$(63.6)	$173.1

Interest payments	(37.9)	(19.6)
Tax payments	(19.0)	(57.3)
Excess tax benefits from share-based compensation	(2.0)	(4.0)

Cash provided (required) by operating activities of continuing operations	$(122.5)	$92.2
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
The decrease in trade receivables in 2015 was primarily driven by reduced revenue growth in FMC Agricultural Solutions primarily related to Brazil as well as to a lesser extent timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.

(3)
Inventory levels increased in 2015 due to lower than expected second quarter sales as well as inventory build to satisfy expected demand in the current growing season in our FMC Agricultural Solutions segment.  The change in inventory for 2014 was primarily due to an inventory build to fulfill projected demand in the second half of 2014 in FMC Agricultural Solutions and FMC Health and Nutrition.

(4)	The decrease in accounts payable balances during 2015 is primarily due to timing of payments as well as in 2015 payments associated with Cheminova acquisition costs.

(5)	These rebates are associated with our FMC Agricultural Solutions segment, primarily in North America and Brazil and generally settle in the fourth quarter of each year.

(6)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. During the past two years we received substantial increases in advance payments from customers at the end of the preceding years for the subsequent years planting season.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. The six months of 2015 was primarily impacted by the payments of $264.8 million for the Cheminova purchase price hedges.

(8)	See Note 7 in the condensed consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in our income presented for the six months ended June 30, 2015 and June 30, 2014 are environmental charges for environmental remediation at our operating sites of $3.5 million and $1.3 million, respectively. The amounts in 2015 will be spent in periods beyond the second quarter of 2015. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	Amounts include voluntary contributions to our U.S. defined benefit plan of $49.0 million and $32.0 million, respectively.

Cash provided (required) by operating activities of discontinued operations was $(50.1) million and $22.4 million for the six months ended June 30, 2015 and 2014, respectively.
The reduction of cash provided by operating activities of discontinued operations in 2015 is due primarily to divestiture costs associated with the sale of our FMC Alkali Chemicals business on April 1, 2015 which was previously classified as a discontinued operation. This was partially offset by reduced spending spending on environmental remediation in 2015 as compared to 2014.
Cash required by investing activities of continuing operations was $1,288.0 million and $105.6 million for the six months ended June 30, 2015 and 2014, respectively.
The increase in spending during the six months ended June 30, 2015, as compared to the same period in 2014 was due to the Cheminova acquisition on April 21, 2015 for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion
Cash provided by investing activities of discontinued operations was $1,637.6 million and $180.8 million for the six months ended June 30, 2015 and 2014, respectively.
Cash provided by investing activities of discontinued operations in 2015 is directly associated with the sale of our FMC Alkali Chemicals business which was completed on April 1, 2015. Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our FMC Peroxygens business which was completed on February 28, 2014. For more information see Note 9 to the condensed consolidated financial statements included in this Form 10-Q.
Cash provided (required) by financing activities was $193.9 million and $(198.2) million for the six months ended June 30, 2015 and 2014, respectively.
The change period over period in financing activities is primarily due to the $1.65 billion we borrowed under our previously announced senior unsecured Term Loan facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. In 2015 borrowings were approximately $232 million compared to repayments in 2014 of $155 million.
Other potential liquidity needs
Our cash needs outside of the Cheminova acquisition and related integration expenses for 2015 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2015, our remaining borrowing capacity under our credit facility was $1,315.4 million (which includes borrowings under our commercial paper program).
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
Projected 2015 spending includes approximately $50 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services to the condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through June 30, 2015 and June 30, 2014 of $49.0 million and $32.0 million, respectively. We expect to make approximately $65 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2015. These contributions are in excess of the minimum requirements. We made voluntary contributions of $50 million in 2014. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the six months ended June 30, 2015 and 2014, we paid $42.2 million and $38.0 million, respectively, in dividends declared in previous periods. On July 16, 2015, we paid dividends totaling $22.1 million to our shareholders of record as of June 30, 2015. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2015.
During the six months ended June 30, 2015, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 16 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2014 can be found in a table included within Part II, Item 7 of our 2014 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2015.

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
On April 21, 2015, we completed the acquisition of Cheminova as discussed further in Note 3 to the condensed consolidated financial statements included within this Form 10-Q. Cheminova has foreign operations with multiple plants, which may be subject to national or local energy management or climate change regulation. Therefore, we will evaluate any such regulations at these facilities and will routinely assess the consequences of potential future climate change on our operations.

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
At June 30, 2015, our financial instrument position was a net liability of $1.1 million compared to a net liability of $92.5 million at December 31, 2014. The change in the net financial instrument position was primarily due to the settlement of outstanding hedges for the purchase price of Cheminova, see Note 3 to the condensed consolidated financial statement included within this Form 10-Q for more information.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.

Commodity Price Risk
Energy costs are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2015 and December 31, 2014, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at June 30, 2015	$(2.1)	$(1.5)	$(2.6)

Net asset/(liability) position at December 31, 2014	$(7.3)	$(5.3)	$(9.4)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of June 30, 2015 and December 31, 2014 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2015 and December 31, 2014, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at June 30, 2015	$1.0	$39.9	$(33.5)

Net asset/(liability) position at December 31, 2014 (1)	$(85.2)	$91.3	$(261.0)

(1)
Includes the unrealized loss on hedging the purchase price of Cheminova as of December 31, 2014. See "Cheminova Acquisition Hedge Costs" in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2015 and December 31, 2014, we had no interest rate swap agreements.
Our debt portfolio, at June 30, 2015, is composed of 50 percent fixed-rate debt and 50 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2015, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.3 million for the six months of June 30, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As further discussed in Note 3 to the condensed consolidated financial statements included within this Form 10-Q, we completed the acquisition of Cheminova on April 21, 2015. We have begun the process of analyzing Cheminova’s systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of Cheminova that are also part of Cheminova's internal control over financial reporting.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently evaluating Cheminova's processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2015, the related condensed consolidated statements of income (loss) and comprehensive income (loss), for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
August 6, 2015

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2014 Form 10-K, see Note 16 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
Subsequent to the acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division (see Note 3 and Note 9 to the condensed consolidated financial statements included within this Form 10-Q for more information) we have reassessed our risk factors. Below lists our risk factors updated for these events.
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

•
Competition - All of our segments face competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Our FMC Agricultural Solutions, competition includes not only generic suppliers of the same pesticidal active ingredients, but also alternative proprietary pesticide chemistries, crop protection technologies that are bred into or applied onto seeds. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue.

•
Changes in our customer base - Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our FMC Lithium and FMC Health and Nutrition businesses are most sensitive to this risk.

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

•
Changing regulatory environment - Changes in the regulatory environment, particularly in the United States, Brazil, China and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Our FMC Agricultural Solutions business is most sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which affects each of our business segments to varying degrees. The fundamental principle behind the REACH regulation is that manufacturers must verify through a special registration system that their chemicals can be marketed safely.

•
Geographic concentration - Although we have operations in most regions throughout the globe, the majority of our FMC Agricultural Solutions sales outside the United States have principally been to customers in Brazil, Argentina and Mexico. With the acquisition of Cheminova, we are expanding our international sales, particularly in Europe and key Asian countries. Accordingly, developments in those parts of the world will generally have a more significant effect on our operations. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.

•
Food and pharmaceutical regulation - Some of our manufacturing processes and facilities, as well as some of our customers, are subject to regulation by the U.S. Food and Drug Administration (FDA) or similar foreign agencies. Regulatory requirements of the FDA are complex, and any failure to comply with them including as a result of contamination due to acts of sabotage could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution. Any of these actions could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially adversely affect our results of operations.

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

•
Supply arrangements - Certain raw materials are critical to our production process. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products. In FMC Lithium geological conditions can affect production of raw materials.

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

•
Business disruptions - Although more recently, FMC Agricultural Solutions has engaged in pesticide active ingredient contract manufacturing rather than owned and operated FMC own manufacturing facilities, Cheminova owns and operates large-scale manufacturing facilities in Denmark and India. This will present us with additional operating risks, in that our operating results will be dependent in part on the continued operation of the various acquired production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of incorrect or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

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

•
Capital-intensive business - With the acquisition of Cheminova, our business is more capital intensive than it has been historically. We rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. Limitations on access to external financing could adversely affect our operating results. Moreover, interest payments, dividends and the expansion of our business or other business opportunities may require significant amounts of capital. We believe that our cash from operations and available borrowings under our revolving credit facility will be sufficient to meet these needs in the foreseeable future. However, if we need external financing, our access to credit markets and pricing of our capital will be dependent upon maintaining sufficient credit ratings from credit rating agencies and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.

We may use our $1.5 billion revolving credit facility to meet our cash needs, to the extent available. As of June 30, 2015, we had unused and available credit capacity of $1.3 billion. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

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

•
Environmental Compliance - We are subject to extensive federal, state, local, and foreign environmental and safety laws. regulations, directives, rules and ordinances concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, disposal and remediation of hazardous waste and other materials. We may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities or chemicals that we manufacture, handle or own. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in our manufacturing operations and transportation of chemicals. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.

•	Some of our competitors may secure patents on production methods or uses of products that may limit our ability to compete cost-effectively.

Portfolio Management Risks:

•
We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies which would include expected cost savings and revenue growth. Failure to achieve these anticipated synergies, could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the company’s earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce its earnings.

In particular, inability to successfully integrate and develop Cheminova as planned could result in our inability to achieve the synergies we have projected and could thereby cause our future results of operations to be materially and adversely worse than expected. We expect to generate synergies as a result of i) improving Cheminova operating cost-efficiencies, ii) changing the mix of Cheminova’s sales from generic, lower margin products to more differentiated and higher margin products, and iii) rationalizing of distribution channels used by FMC and Cheminova in overlapping European markets. However, there can be no assurances that we will be successful in achieving these planned synergies.

Financial Risks:

•
Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect our customers' ability to meet the terms of sale or our suppliers' ability to perform all their commitments to us. A slowdown in economic growth in our international markets, particularly Latin American regions, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodities at prevailing international prices, and we may be unable to collect receivables from such customers.

•
We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the euro, the Brazilian real and the Chinese yuan. To a lesser extent, we are sensitive to the Mexican peso, the Argentine peso, the British pound sterling and several Asian currencies, including the Japanese yen. Our acquisition of Cheminova has significantly expanded our operations and sales in foreign countries and correspondingly increased our exposure to foreign exchange risks.

•
Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States taxes have not been previously accrued.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1-30, 2015	5,097	$57.25	—	—	250,000,000
May 1-31, 2015	—	$—	—	—	250,000,000
June 1-30, 2015	526	$57.17	—	—	250,000,000
Total Q2 2015	5,623	$57.24	—	—	250,000,000

During the six months ended June 30, 2015, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: August 6, 2015

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2015

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File