Form 10-Q
period 2015-09-30
FMC CORP
filed 2015-11-02
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2015
Common Stock, par value $0.10 per share	133,622,997

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$830.7	$819.1	$2,377.2	$2,370.9
Costs and Expenses
Costs of sales and services	610.4	535.6	1,600.4	1,478.3

Gross margin	220.3	283.5	776.8	892.6

Selling, general and administrative expenses	137.0	140.7	590.9	374.9
Research and development expenses	37.2	30.2	102.8	88.5
Restructuring and other charges (income)	45.6	35.6	78.2	44.9
Business separation costs	—	6.8	—	23.6
Total costs and expenses	830.2	748.9	2,372.3	2,010.2
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	0.5	70.2	4.9	360.7
Equity in (earnings) loss of affiliates	—	0.1	—	(0.2)
Interest expense, net	20.2	12.8	58.9	37.6
Income (loss) from continuing operations before income taxes	(19.7)	57.3	(54.0)	323.3
Provision (benefit) for income taxes	(25.1)	3.6	(56.4)	74.6
Income (loss) from continuing operations	5.4	53.7	2.4	248.7
Discontinued operations, net of income taxes	(5.0)	6.4	698.8	(4.9)
Net income (loss)	0.4	60.1	701.2	243.8
Less: Net income attributable to noncontrolling interests	2.8	3.8	8.1	12.8
Net income (loss) attributable to FMC stockholders	$(2.4)	$56.3	$693.1	$231.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$2.6	$51.6	$(5.7)	$241.1
Discontinued operations, net of income taxes	(5.0)	4.7	698.8	(10.1)
Net income (loss) attributable to FMC stockholders	$(2.4)	$56.3	$693.1	$231.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.02	$0.39	$(0.04)	$1.81
Discontinued operations	(0.04)	0.03	5.22	(0.08)
Net income (loss) attributable to FMC stockholders	$(0.02)	$0.42	$5.18	$1.73
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.02	$0.39	$(0.04)	$1.80
Discontinued operations	(0.04)	0.03	5.22	(0.08)
Net income (loss) attributable to FMC stockholders	$(0.02)	$0.42	$5.18	$1.72
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss)	$0.4	$60.1	$701.2	$243.8
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(39.0)	(34.7)	(81.0)	(37.9)
Reclassification of foreign currency translation losses	—	—	—	49.6
Total foreign currency translation adjustments (1)	(39.0)	(34.7)	(81.0)	11.7

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($0.7) and $2.8 for the three and nine months ended 2015 and $0.8 and $3.2 for the three and nine months ended 2014, respectively	(1.5)	0.8	3.7	5.3
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.4) and ($2.0) for the three and nine months ended 2015 and ($0.2) and $0.8 for the three and nine months ended 2014, respectively (3)	(0.4)	(0.3)	(2.3)	1.9
Total derivative instruments, net of tax of ($1.1) and $0.8 for the three and nine months ended 2015 and $0.6 and $4.0 for the three and nine months ended 2014, respectively	(1.9)	0.5	1.4	7.2

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.2 and ($4.5) for the three and nine months ended 2015 and zero for three and nine months ended 2014, respectively (2)	(0.3)	0.3	(7.4)	0.2
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $4.4 and $16.6 for the three and nine months ended 2015 and $3.0 and $9.9 for the three and nine months 2014, respectively (3)	8.0	5.2	29.4	17.9
Total pension and other postretirement benefits, net of tax of $4.6 and $12.1 for the three and nine months ended 2015 and $3.0 and $9.9 for the three and nine months ended 2014, respectively	7.7	5.5	22.0	18.1

Other comprehensive income (loss), net of tax	(33.2)	(28.7)	(57.6)	37.0
Comprehensive income (loss)	$(32.8)	$31.4	$643.6	$280.8
Less: Comprehensive income attributable to the noncontrolling interest	2.4	3.3	7.4	11.8
Comprehensive income (loss) attributable to FMC stockholders	$(35.2)	$28.1	$636.2	$269.0
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for the nine months ended September 30, 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business, see Note 12 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. The amounts for the nine months September 30, 2015 includes adjustments, recorded during the three months ended March 31, 2015, to comprehensive income as the results of the disposal of our FMC Alkali Chemicals division. This disposal triggered a curtailment of our U.S. pension plans. See Note 13 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 12.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$173.7	$109.5
Trade receivables, net of allowance - 2015: $34.9; 2014: $37.2	1,689.6	1,602.5
Inventories	906.1	607.6
Prepaid and other current assets	251.3	188.8
Deferred income taxes	158.1	222.7
Current assets held for sale	59.3	203.3
Total current assets	$3,238.1	$2,934.4
Investments	3.7	5.5
Property, plant and equipment, net	1,082.8	930.0
Goodwill	733.5	352.5
Other intangibles, net	847.7	246.9
Other assets	333.1	269.6
Deferred income taxes	208.1	200.1
Noncurrent assets held for sale	—	401.5
Total assets	$6,447.0	$5,340.5
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$121.2	$525.2
Accounts payable, trade and other	484.2	378.3
Advance payments from customers	3.9	190.2
Accrued and other liabilities	349.3	407.2
Accrued customer rebates	357.3	236.0
Guarantees of vendor financing	65.7	50.2
Accrued pension and other postretirement benefits, current	6.6	12.7
Income taxes	66.6	22.2
Current liabilities held for sale	0.2	88.4
Total current liabilities	$1,455.0	$1,910.4
Long-term debt, less current portion	2,048.5	1,153.4
Accrued pension and other postretirement benefits, long-term	177.2	238.7
Environmental liabilities, continuing and discontinued	163.1	209.9
Deferred income taxes	235.5	51.3
Long-term liabilities held for sale	—	4.7
Other long-term liabilities	213.1	208.1
Commitments and contingent liabilities (Note 16)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2015 or 2014	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2015 and 2014	18.6	18.6
Capital in excess of par value of common stock	415.4	401.9
Retained earnings	3,611.2	2,984.5
Accumulated other comprehensive income (loss)	(432.7)	(375.8)
Treasury stock, common, at cost - 2015: 52,360,795 shares, 2014: 52,666,121 shares	(1,498.8)	(1,498.7)
Total FMC stockholders’ equity	$2,113.7	$1,530.5
Noncontrolling interests	40.9	33.5
Total equity	$2,154.6	$1,564.0
Total liabilities and equity	$6,447.0	$5,340.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30
	2015	2014
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$701.2	$243.8
Discontinued operations	(698.8)	4.9
Income (loss) from continuing operations	$2.4	$248.7
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	92.2	70.9
Equity in (earnings) loss of affiliates	—	(0.2)
Restructuring and other charges (income)	78.2	44.9
Deferred income taxes	52.4	(25.0)
Pension and other postretirement benefits	30.5	22.8
Share-based compensation	12.2	11.5
Excess tax benefits from share-based compensation	(1.6)	(4.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	315.5	(98.0)
Guarantees of vendor financing	9.9	25.5
Inventories	(8.0)	(73.4)
Accounts payable	(201.1)	2.6
Advance payments from customers	(186.2)	(174.8)
Accrued customer rebates	112.3	144.0
Income taxes	(288.8)	26.6
Pension and other postretirement benefit contributions	(71.0)	(65.2)
Environmental spending, continuing, net of recoveries	(18.6)	(9.1)
Restructuring and other spending	(22.3)	(6.6)
Change in other operating assets and liabilities, net (1)	(154.8)	(8.4)
Cash provided (required) by operating activities of continuing operations	$(246.8)	$132.4

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(10.4)	(6.9)
Other discontinued reserves	(15.8)	(24.8)
Operating activities of discontinued operations, net of recoveries	(37.5)	101.0
Cash provided (required) by operating activities of discontinued operations	$(63.7)	$69.3

(1)
The September 30, 2015 change is impacted by a $99.6 million reduction in the Cheminova acquisition hedge liability and the non-cash Cheminova inventory fair value amortization of $48.1 million. Total cash payments during the nine months ended September 30, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.2 million that were accrued and paid within the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30
	2015	2014
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(87.4)	$(143.3)
Proceeds from disposal of property, plant and equipment	1.3	0.3
Acquisitions, net of cash acquired	(1,205.1)	—
Proceeds from sale of investment/business	34.5	—
Other investing activities	(25.0)	(24.8)
Cash provided (required) by investing activities of continuing operations	$(1,281.7)	$(167.8)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestitures	1,649.8	199.1
Other discontinued investing activities	(15.5)	(30.7)
Cash provided (required) by investing activities of discontinued operations	$1,634.3	$168.4

Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	(537.6)	(101.2)
Repayments of long-term debt	(1,024.4)	(17.7)
Financing fees	—	(8.8)
Proceeds from borrowings of long-term debt	1,650.1	—
Distributions to non controlling interests	—	(21.4)
Issuances of common stock, net	5.8	7.5
Excess tax benefits from share-based compensation	1.6	4.4
Dividends paid (2)	(64.3)	(58.1)
Other repurchases of common stock	(3.2)	(4.3)
Cash provided (required) by financing activities of continuing operations	$28.0	$(199.6)
Effect of exchange rate changes on cash and cash equivalents	(5.9)	(1.6)
Increase (decrease) in cash and cash equivalents	64.2	1.1
Cash and cash equivalents, beginning of period	109.5	123.2
Cash and cash equivalents, end of period	$173.7	$124.3

(2)	See Note 12 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $61.9 million and $43.2 million, and income taxes paid, net of refunds were $270.6 million and $84.5 million for the nine months ended September 30, 2015 and 2014, respectively. Income taxes paid in the nine months ended September 30, 2015 included approximately $239 million in U.S. federal income tax payments related to the sale of our Alkali Chemicals business. Non-cash additions to property, plant and equipment were $7.7 million and $17.9 million for the nine months ended September 30, 2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2015 and 2014, cash flows for the nine months ended September 30, 2015 and 2014 and our financial positions as of September 30, 2015 and December 31, 2014. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 10-K”).

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

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This new standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. This amendment does not impact inventory measured using last-in, first-out. We are required to adopt this standard in the first quarter of 2017, early adoption is permitted. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements. We have not yet completed the assessment to determine the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. We expect to adopt this standard in the first quarter of 2016; this amendment will be applied on a retrospective basis. The adoption of this standard is not expected to materially impact on our consolidated financial statements.
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

Recently adopted accounting guidance
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments associated with business combinations. This new guidance does not change what constitutes a measurement period adjustment. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. We have adopted this guidance prospectively this quarter. For more information on the measurement period adjustments recorded during the period, see Note 3.
In April 2014, the FASB issued its updated guidance on the financial reporting of discontinued operations. This new standard changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, expanded disclosures about discontinued operations will be required to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance impacts disclosures within an entity's financial statements and notes to the financial statements. We have adopted this guidance prospectively this year.

Note 3: Acquisitions
Cheminova A/S
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova A/S, a Denmark Aktieselskab ("Cheminova") from Auriga Industries A/S, a Denmark Aktieselskab for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion (the “Acquisition”). The Acquisition was funded with the October 10, 2014 term loan which was secured for the purposes of the Acquisition. See Note 8 for more information.
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations for the three and nine months ended September 30, 2015.

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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information. The allocation is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustment since our initial preliminary estimates reported in our second quarter 2015 Form 10-Q were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment and income taxes payable. These decreases were offset by increases in current liabilities, intangible assets and deferred income taxes. The cumulative effect of all measurement-period adjustments resulted in an increase to recognized goodwill of approximately $5 million. Measurement-period adjustments recorded to the condensed consolidated statement of income (loss) were immaterial for the period ended September 30, 2015.
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of trade receivables, inventories, property, plant and equipment, intangible assets, legal reserves, contingent liabilities, including uncertain tax positions, deferred tax assets and liabilities as well as other assets and liabilities. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date we will revise the preliminary purchase price allocation. The effect of measurement

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for Cheminova and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis.

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables	$508.1
Inventories (1)	397.7
Other current assets	53.6
Property, plant & equipment	188.6
Intangible assets (2)
Customer relationships	280.3
Brands	365.1
In-process research & development	8.6
Goodwill (3)	398.4
Other assets	58.1
Total fair value of assets acquired	2,258.5

Short-term debt	140.5
Other current liabilities	461.7
Long-term debt (4)	273.1
Deferred tax liabilities	164.1
Other liabilities	14.0
Total fair value of liabilities assumed	1,053.4

Total cash paid, less cash acquired	$1,205.1
____________________

(1)
Fair value of finished goods inventory acquired included a step-up in the value of approximately $58.1 million, of which $28.8 million and $48.1 million was expensed in the three and nine months ended September 30, 2015, respectively, and included in "Cost of sales and services" on the condensed consolidated income statement.

(2)	The weighted average useful life of the acquired finite-lived intangibles, which primarily represents the customer relationships, is approximately 20 years.

(3)	Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. None of the acquired goodwill will be deductible for income tax purposes.

(4)
Long-term debt assumed primarily consisted of mortgage debt and borrowings under existing Cheminova credit facilities. As of September 30, 2015 the principal borrowings under this assumed debt has been settled utilizing the borrowing under the October 10, 2014 term loan.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings utilized to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three and nine month period below exclude acquisition-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Pro forma Revenue	$830.7	$1,124.5	$2,739.2	$3,370.0
Pro forma Diluted earnings per share	$0.18	$0.56	$6.40	$2.14

Acquisition-related charges
Pursuant to GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Acquisition-related charges
Legal and professional fees (1)	$14.2	$15.3	$53.8	$15.3
Inventory fair value amortization (2)	28.8	—	48.1	—
(Gain)/loss on hedging purchase price (3)	—	21.2	172.1	21.2
Total Acquisition-related charges	$43.0	$36.5	$274.0	$36.5
Restructuring charges and asset disposals
Cheminova restructuring	50.7	—	55.5	—
Total Cheminova restructuring charges (4)	$50.7	$—	$55.5	$—
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

Cheminova Acquisition Hedge Costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK 5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015 (the acquisition close date), we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK 8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to April 21, 2015 the USD strengthened against the DKK by approximately 21 percent to an exchange rate of USD $1.00 to DKK 6.96. The strengthening of the USD against the DKK results in a lower USD purchase price for Cheminova. Partially offsetting this was a mark-to-market net loss settlement on the FX forward contracts of $172.1 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2014	$31.0	$321.5	$—	$352.5
Acquisitions	398.4	—	—	398.4
Foreign currency adjustments	—	(17.4)	—	(17.4)
Balance, September 30, 2015	$429.4	$304.1	$—	$733.5
We perform our goodwill impairment tests at least annually. Our fiscal year 2015 annual goodwill impairment test was performed during the three months ended September 30, 2015. As a result we determined no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2015.

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2015			December 31, 2014
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$416.5	$(34.8)	$381.7	$152.8	$(22.5)	$130.3
Patents	2.2	(0.3)	1.9	1.7	(0.1)	1.6
Brands (1)	15.0	(2.0)	13.0	1.2	(0.6)	0.6
Purchased and licensed technologies	71.7	(28.5)	43.2	74.3	(24.5)	49.8
Other intangibles	3.5	(2.2)	1.3	3.6	(2.4)	1.2
	$508.9	$(67.8)	$441.1	$233.6	$(50.1)	$183.5

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$398.4		$398.4	$63.4		$63.4
In-process research & development	8.2		8.2	—		—
	$406.6		$406.6	$63.4		$63.4
Total intangible assets	$915.5	$(67.8)	$847.7	$297.0	$(50.1)	$246.9

(1)	Represents trademarks, trade names and know-how.
At September 30, 2015, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$366.9	$380.2
FMC Health and Nutrition	73.1	26.4
FMC Lithium	1.1	—
Total	$441.1	$406.6

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Amortization expense	$7.3	$2.7	$15.4	$8.4
The estimated pre-tax amortization expense for fiscal year 2015 is $24 million and is estimated to be $29 million for each fiscal year from 2016 to 2019. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2015	December 31, 2014
Finished goods	$495.5	$281.1
Work in process	198.1	248.8
Raw materials, supplies and other	379.9	242.1
First-in, first-out inventory	$1,073.5	$772.0
Less: Excess of first-in, first-out cost over last-in, first-out cost	(167.4)	(164.4)
Net inventories	$906.1	$607.6

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2015	December 31, 2014
Property, plant and equipment	$1,783.2	$1,618.7
Accumulated depreciation	(700.4)	(688.7)
Property, plant and equipment, net	$1,082.8	$930.0

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Restructuring charges and asset disposals	$69.3	$1.3	$81.5	$7.9
Other charges (income), net	(23.7)	34.3	(3.3)	37.0
Total restructuring and other charges	$45.6	$35.6	$78.2	$44.9

Restructuring charges and asset disposals
Detail on the 2015 restructuring charges and asset disposal activities is provided below. For detail on restructuring activities which commenced prior to 2015, see Note 7 to our consolidated financial statements included with our 2014 Form 10-K.
2015 Restructuring Activities
Cheminova Restructuring
On April 21, 2015 we completed the acquisition of Cheminova; see Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we implemented a restructuring plan. The restructuring plan includes workforce reductions, relocation of current operating locations, lease termination fees and fixed asset accelerated depreciation as well as fixed asset disposal charges at several of our FMC Agricultural Solutions' facilities. Included within these actions was the decision to exit our generic crop protection business in Brazil, Consagro Agroquimica Ltda. (Consagro).
Consagro Crop Protection Business
On September 10, 2015, we entered into a definitive agreement to sell our generic crop protection business in Brazil, Consagro, to Atanor do Brasil Ltda., the Brazilian subsidiary of Albaugh, LLC. The sale of Consagro is part of our broad strategy to focus on our portfolio of valued-added products, especially with the addition of the Cheminova product line in Brazil. We expect the sale to occur in the fourth quarter of 2015. As a result, at September 30, 2015 we reclassified the Consagro business as an asset held for sale on the condensed consolidated balance sheet. In accordance with GAAP, assets held for sale are required to be reported at the lower of carrying value or fair value less costs to sell. During the three and

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

nine month period ended September 30, 2015 we recorded an impairment charge of $40.1 million to adjust the carrying value of the net assets of Consagro to the estimated net proceeds on the sale of the business less anticipated costs to sell.

Health and Nutrition Restructuring
In 2014 our FMC Health and Nutrition segment implemented a plan to restructure a portion of its operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our FMC Health and Nutrition facilities. In 2015 these restructuring activities continued with the sale of our pectin manufacturing business.
Pectin Manufacturing Business
As part of our Health and Nutrition Restructuring we changed our strategy for pectin shifting our focus from the manufacture of standard grade pectin to concentrate on higher-value, more specialized solutions for our customers. To accomplish our goals under this new strategy on September 11, 2015, we completed the sale of our pectin manufacturing business, located in Milazzo, Italy, to Cargill, Inc (Cargill).

The sale resulted in approximately $7.0 million in proceeds and a loss on sale of $11.9 million for the three and nine months ended September 30, 2015. The proceeds from the sale are included within "Proceeds from sale of investment/business" on the Condensed Consolidated Statement of Cash Flows. The loss of $11.9 million was comprised of net assets sold of $18.9 million which primarily included property, plant and equipment and trade working capital (i.e., trade receivables and payables as well as inventory). In connection with the sale we entered into a customary transitional services agreement with Cargill to provide for the orderly separation of the business. These services will be provided by us to Cargill for up to three months after closing. We have also entered into an arm's-length supply agreement with Cargill, which provides us with more efficient and flexible sourcing on a broad range of both standard and specialty pectin grades.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova Restructuring	$7.8	$2.5	$40.4	$50.7
Health and Nutrition Restructuring	4.3	0.4	11.9	16.6
Other Items	2.0	—	—	2.0
Three months ended September 30, 2015	$14.1	$2.9	$52.3	$69.3

Other Items	0.5	0.8	—	1.3
Three months ended September 30, 2014	$0.5	$0.8	$—	$1.3

Cheminova Restructuring	$12.2	$2.8	$40.5	$55.5
Health and Nutrition Restructuring	5.9	0.5	14.1	20.5
Other Items	5.6	(0.1)	—	5.5
Nine months ended September 30, 2015	$23.7	$3.2	$54.6	$81.5

Health and Nutrition Restructuring	$5.8	$—	$—	$5.8
Other Items	0.5	1.6	—	2.1
Nine months ended September 30, 2014	$6.3	$1.6	$—	$7.9
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset disposal charges.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/14 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 9/30/15 (4)
Cheminova Restructuring	$—	$15.0	$(9.7)	$—	$5.3
Health and Nutrition Restructuring	4.6	6.4	(8.2)	0.1	2.9
Other Workforce Related and Facility Shutdowns (1)	3.0	5.5	(4.5)	0.5	4.5
Restructuring activities related to discontinued operations (5)	2.7	(2.2)	(0.1)	—	0.4
Total	$10.3	$24.7	$(22.5)	$0.6	$13.1
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

(5)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued reserves" on the condensed consolidated statements of cash flows.
Other charges (income), net

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Environmental charges, net	$2.9	$17.3	$8.3	$20.0
Other items, net	(26.6)	17.0	(11.6)	17.0
Other charges (income), net	$(23.7)	$34.3	$(3.3)	$37.0
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 10 for additional details.
Other items, Net
In the three months ended September 30, 2015 we sold our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). Prior to and subsequent to the sale, Belchim was accounted for as a cost method investment. The gain on the sale of approximately $26.6 million was recorded as "Other income, net". The cash proceeds from the sale of $27.5 million are included within "Proceeds from sale of investment/business" on the Condensed Consolidated Statement of Cash Flows.
Our FMC Agricultural Solutions segment enters into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. In most transactions, the rights and technology obtained is referred to as in-process research and development and in accordance with GAAP. The amounts paid are expensed as incurred since they were acquired outside of a business combination. During the nine months ended September 30, 2015, we entered into one such transaction, consisting of the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide. During the three and nine months ended September 30, 2014, we entered into another similar transaction, consisting of an exclusive license, development and supply agreement for a novel crop protection product for agricultural use in the United States.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Debt
Debt maturing within one year:

(in Millions)	September 30, 2015	December 31, 2014
Short-term foreign debt (1)	$89.8	$36.6
Commercial paper (2)	30.0	486.6
Total short-term debt	$119.8	$523.2
Current portion of long-term debt	1.4	2.0
Short-term debt and current portion of long-term debt	$121.2	$525.2
____________________

(1)	At September 30, 2015, the average interest rate on the borrowings was 10.7%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

(2)	At September 30, 2015, the average interest rate on the borrowings was 0.52%.
Long-term debt:

(in Millions)	September 30, 2015
	Interest Rate Percentage	Maturity Date	September 30, 2015	December 31, 2014
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2021-2035	$141.5	$141.5
Senior notes (less unamortized discount of $1.7 and $1.9, respectively)	3.95-5.2%	2019-2024	998.3	998.1
Term Loan Facility	1.4%	2020	900.0	—
Credit Facility (1)	2.6%	2019	—	—
Foreign debt	3.3%	2015-2024	10.1	15.8
Total long-term debt			$2,049.9	$1,155.4
Less: debt maturing within one year			1.4	2.0
Total long-term debt, less current portion			$2,048.5	$1,153.4
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $50.6 million and available funds under this facility were $1,419.4 million at September 30, 2015, which reflects borrowings under our commercial paper program.

Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2015, was 3.8 which is below the maximum leverage of 4.5 at September 30, 2015. Our actual interest coverage for the four consecutive quarters ended September 30, 2015, was 8.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2015.

Term Loan Facility
On April 21, 2015, we borrowed $1.65 billion under our previously announced senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. At September 30, 2015, $900.0 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali division (see Note 9) was used to pay down the initial borrowings.
The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Note 9: Discontinued Operations
FMC Alkali:
On April 1, 2015, we completed the previously disclosed sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds. The sale resulted in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) for the three months ended September 30, 2015.
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
The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue	$—	$196.8	$194.0	$574.6
Costs of sales and services	—	156.5	149.2	457.4

Income (loss) from discontinued operations before income taxes (1)	7.7	30.7	1,096.4	91.9
Provision for income taxes	6.0	3.8	378.4	13.6
Total discontinued operations of FMC ACD, net of income taxes	$1.7	$26.9	$718.0	$78.3
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$1.7	$—	$5.2
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$1.7	$25.2	$718.0	$73.1
____________________

(1)
For the three months ended September 30, 2015 and 2014, respectively, amounts include approximately zero and $1.9 million attributable to noncontrolling interests, zero and $2.1 million of allocated interest expense, zero and $1.0 million of divestiture related charges. For the nine months ended September 30, 2015 and 2014, respectively, amounts include approximately zero and $6.1 million attributable to noncontrolling interests, $2.2 million and $6.1 million of allocated interest expense, $15.0 million and $1.0 million of divestiture related charges and $5.3 million and zero of a pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($0.8) and ($1.1) for the three and nine months ended 2015 and ($0.1) and $0.8 for the three and nine months ended 2014, respectively	$(1.5)	$(2.6)	$(1.6)	$(5.4)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.7 and $6.3 for the three and nine months ended 2015 and $3.2 and $10.3 for the three and nine months ended 2014, respectively (1)	(2.9)	(14.3)	(10.9)	(26.6)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.5 and $3.9 for the three and nine months ended 2015 and $2.1 and $6.6 for the three and nine months ended 2014, respectively	(2.3)	(3.6)	(6.7)	(11.2)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of ($6.0) and ($378.4) for the three and nine months ended 2015 and ($3.8) and ($13.6) for the three and nine months ended 2014, respectively	1.7	26.9	718.0	78.3
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of zero for the three and nine months ended 2015 and zero and ($29.3) for the three and nine months ended 2014, respectively (2)	—	—	—	(40.0)
Discontinued operations, net of income taxes	$(5.0)	$6.4	$698.8	$(4.9)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2015 in Note 10.

(2)
On February 28, 2014, we completed the sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in a further pre-tax loss of $10.1 million ($33.4 million net of tax). The net of tax loss was driven by the final allocation of the proceeds.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 10: Environmental Obligations
We have reserves for potential environmental obligations, which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2014	$296.2	$(11.9)	$284.3
Provision/(benefit)	25.5	—	25.5
(Spending)/recoveries	(37.5)	4.2	(33.3)
Total environmental reserves at September 30, 2015	$284.2	$(7.7)	$276.5

Environmental reserves, current (1)	117.1	(3.7)	113.4
Environmental reserves, long-term (2)	167.1	(4.0)	163.1
Total environmental reserves at September 30, 2015	$284.2	$(7.7)	$276.5
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $210 million at September 30, 2015. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2014	Increase in Recoveries	Cash Received	9/30/2015
Environmental recoveries	$29.9	—	(4.0)	$25.9

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Environmental provisions, net - recorded to liabilities (1)	$7.5	$34.8	$25.5	$62.1
Environmental provisions, net - recorded to assets (2)	—	—	—	(5.2)
Environmental provision, net	$7.5	$34.8	$25.5	$56.9

Continuing operations (3)	2.9	17.3	8.3	20.0
Discontinued operations (4)	4.6	17.5	17.2	36.9
Environmental provision, net	$7.5	$34.8	$25.5	$56.9
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(3)
Recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss), see Note 7. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(4)	Recorded as a component of “Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss), see Note 9.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2014 Form 10-K. See Note 10 to our consolidated financial statements in our 2014 Form 10-K for a description of significant updates to material environmental sites. The following represents significant updates that occurred in 2015 related to these contingencies.
Middleport
We continue to litigate with the New York State Department of Environmental Conservation and United States Environmental Protection Agency over the terms of the 1991 Administrative Order on Consent among the parties that govern our remedial obligations in and around Middleport, New York. On August 20, 2015, the Supreme Court of New York dismissed our state action on procedural grounds. We have appealed that dismissal to the New York Supreme Court Appellate Division, Third Department. Our existing federal action before the United States District Court for the Western District of New York is still pending. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended Corrective Action Management Alternative.

Note 11: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1.383 million potential common shares, excluded from Diluted EPS for the three months ended September 30, 2015. For the nine months ended September 30, 2015, we had a net loss from continuing operations attributable to FMC stockholders, as such all 1.692 million potential common shares were excluded from Diluted EPS. For the three and nine months ended September 30, 2014, respectively there were 0.267 million and 0.371 million potential common shares excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$2.6	$51.6	$(5.7)	$241.1
Discontinued operations, net of income taxes	(5.0)	4.7	698.8	(10.1)
Net income (loss) attributable to FMC stockholders	$(2.4)	$56.3	$693.1	$231.0
Less: Distributed and undistributed earnings allocable to restricted award holders	—	(0.2)	—	(0.6)
Net income (loss) allocable to common stockholders	$(2.4)	$56.1	$693.1	$230.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.02	$0.39	$(0.04)	$1.81
Discontinued operations	(0.04)	0.03	5.22	(0.08)
Net income (loss) attributable to FMC stockholders	$(0.02)	$0.42	$5.18	$1.73

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.02	$0.39	$(0.04)	$1.80
Discontinued operations	(0.04)	0.03	5.22	(0.08)
Net income (loss) attributable to FMC stockholders	$(0.02)	$0.42	$5.18	$1.72

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,764	133,409	133,679	133,288
Weighted average additional shares assuming conversion of potential common shares	611	936	—	997
Shares – diluted basis	134,375	134,345	133,679	134,285

Note 12: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$1,530.5	$33.5	$1,564.0
Net income (loss)	693.1	8.1	701.2
Stock compensation plans	17.3	—	17.3
Excess tax benefits from share-based compensation	1.6	—	1.6
Shares for benefit plan trust	(2.4)	—	(2.4)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	22.0	—	22.0
Net hedging gains/(losses) and other, net of income tax (1)	1.4	—	1.4
Foreign currency translation adjustments (1)	(80.3)	(0.7)	(81.0)
Dividends ($0.495 per share)	(66.3)	—	(66.3)
Repurchases of common stock	(3.2)	—	(3.2)
Balance at September 30, 2015	$2,113.7	$40.9	$2,154.6
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments(1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications (3)	(80.3)	3.7	(7.4)	$(84.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.3)	29.4	$27.1

Accumulated other comprehensive income (loss), net of tax at September 30, 2015	$(130.7)	$(2.5)	$(299.5)	$(432.7)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(25.3)	$(6.1)	$(170.5)	$(201.9)
2014 Activity
Other comprehensive income (loss) before reclassifications (3)	(36.9)	5.3	0.2	$(31.4)
Amounts reclassified from accumulated other comprehensive income (loss)	49.6	1.9	17.9	$69.4

Accumulated other comprehensive income (loss), net of tax at September 30, 2014	$(12.6)	$1.1	$(152.4)	$(163.9)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014

Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	$—	$—	$—	$(49.6)	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	11.1	(0.2)	29.0	(3.5)	Costs of sales and services
Energy contracts	(1.3)	(0.2)	(3.8)	1.3	Costs of sales and services
Foreign currency contracts	(9.0)	0.9	(20.9)	(0.5)	Selling, general and administrative expenses
Total before tax	0.8	0.5	4.3	(2.7)
	(0.4)	(0.2)	(2.0)	0.8	Provision for income taxes
Amount included in net income	$0.4	$0.3	$2.3	$(1.9)

Pension and other postretirement benefits (2):
Amortization of prior service costs	(0.1)	(0.4)	(0.7)	(1.3)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(12.3)	(7.3)	(40.0)	(22.4)	Selling, general and administrative expenses
Recognized loss due to settlement and curtailment	—	(0.5)	(5.3)	(4.1)	Selling, general and administrative expenses (4)
Total before tax	(12.4)	(8.2)	(46.0)	(27.8)
	4.4	3.0	16.6	9.9	Provision for income taxes
Amount included in net income	(8.0)	(5.2)	(29.4)	(17.9)

Total reclassifications for the period	$(7.6)	$(4.9)	$(27.1)	$(69.4)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

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

(4)
The loss due to curtailment for the nine months ended September 30, 2015 related to the disposal of our FMC Alkali Chemicals division and was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For the nine months ended September 30, 2015 and 2014, we paid $64.3 million and $58.1 million, respectively, in dividends declared. On October 15, 2015, we paid dividends totaling $22.1 million to our shareholders of record as of September 30, 2015. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2015.

During the nine months ended September 30, 2015, no shares were repurchased under the publicly announced repurchase program. At September 30, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 13: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30				Nine Months Ended September 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net annual benefit cost (income):
Service cost	$2.2	$3.2	$0.1	$0.1	$9.8	$13.0	$0.1	$0.1
Interest cost	15.2	15.7	0.2	0.2	45.9	46.7	0.7	0.8
Expected return on plan assets	(22.3)	(21.6)	—	—	(66.8)	(64.8)	—	—
Amortization of prior service cost (credit)	0.1	0.4	—	—	0.6	1.3	0.1	—
Recognized net actuarial and other (gain) loss	12.8	7.1	(0.4)	(0.4)	41.0	22.8	(0.9)	(1.2)
Recognized loss due to curtailment (1)	—	—	—	—	4.8	—	0.5	—
Recognized loss due to settlement (2)	—	0.5	—	—	—	4.1	—	—
Net periodic benefit cost (3)	$8.0	$5.3	$(0.1)	$(0.1)	$35.3	$23.1	$0.5	$(0.3)
____________________

(1)	Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the condensed consolidated statements of income (loss).

(2)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.

(3)	Net periodic benefit cost represents both continuing and discontinued operations.
We made voluntary cash contributions to our U.S. defined benefit pension plan of $65.0 million and $50.0 million in the nine months ended September 30, 2015 and September 30, 2014. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2015.

Note 14: Income Taxes
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”) in accordance with GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The below chart provides reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30
	2015			2014
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$(19.7)	$(25.1)	127.4%	$57.3	$3.6	6.3%

Discrete items:
Acquisition-related charges (1)	—	—		36.5	11.4
Currency remeasurement (2)	2.2	(2.1)		5.2	2.9
Other discrete items (3)	48.7	5.0		27.0	11.2
Tax only discrete items (4)	—	19.0		—	5.1
Total discrete items	$50.9	$21.9		$68.7	$30.6

Continuing operations, before discrete items	$31.2	$(3.2)		$126.0	$34.2
Quarterly effect of changes in the EAETR (5)			(10.3)%			27.1%

	Nine Months Ended September 30
	2015			2014
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$(54.0)	$(56.4)	104.4%	$323.3	$74.6	23.1%

Discrete items:
Acquisition-related charges (1)	211.7	77.8		36.5	11.4
Currency remeasurement (2)	26.2	1.8		17.6	3.6
Other discrete items (3)	84.1	14.2		54.3	19.0
Tax only discrete items (4)	—	19.9		—	6.2
Total discrete items	$322.0	$113.7		$108.4	$40.2

Continuing operations, before discrete items	$268.0	$57.3		$431.7	$114.8
EAETR (5)			21.4%			26.6%
___________________

(1)
Due to the nature of acquisition-related charges incurred in the third quarter of 2015, these charges are not treated discretely in accordance with GAAP. As such the amounts differ from total acquisition-related charges as presented in Note 3. Acquisition-related charges for the nine months ended September 30, 2015 are primarily taxed at domestic tax rates resulting in a material tax benefit. The acquisition-related charges are comprised of legal and professional fees and a loss incurred from hedging activity associated with the purchase price of Cheminova. See Note 3 for more information. As noted in footnote (2), below, hedge gains or losses are treated discretely for tax purposes.

(2)
Represents transaction gains or losses on currency remeasurement, offset by the associated hedge gains or losses. Transaction gains or losses are considered non-taxable permanent items and their associated hedge gain or losses are treated discretely for tax purposes.

(3)	Primarily represents restructuring activities.

(4)	Includes the tax effect of currency remeasurement associated with our foreign statutory operations that, in accordance with GAAP income tax accounting guidance, is treated discretely for tax purposes.

(5)	See below "Explanation of changes in EAETR" for more information regarding the changes in the EAETR.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Explanation of changes in EAETR

Three months ended September 30, 2015 and 2014
The loss from continuing operations, primarily driven by changes in market conditions experienced by our FMC Agricultural Solutions segment in Brazil, significantly impacted the EAETR for the three months ended September 30, 2015. Further, projected fourth quarter losses in Brazil, coupled with a high statutory tax rate of 34 percent, are the primary drivers in the reduction of the EAETR as compared to the prior year quarter.

Nine months ended September 30, 2015 and 2014
The reduction in the EAETR for the nine months ended September 30, 2015 as compared to September 30, 2014 is primarily driven by changes in market conditions experienced by our FMC Agricultural Solutions segment in Brazil. As our Brazilian earnings are taxed at the statutory rate of 34 percent, which is among the highest of the jurisdictions in which we operate, the projected loss from operations creates a material tax benefit and results in an overall reduction to our EAETR year-over-year.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,233.2 million and $1,773.2 million and the carrying amount is $2,169.7 million and $1,678.6 million as of September 30, 2015 and December 31, 2014, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers see Note 16 for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of September 30, 2015, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $2.7 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2016. At September 30, 2015, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $539 million.
As of September 30, 2015, we had current open commodity contracts in AOCI in a net after tax loss position of $1.0 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2016. At September 30, 2015, we had an equivalent of 1.7 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $3.7 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $1.9 million of these losses would be realized in earnings during the twelve months ending September 30, 2016 and $1.8 million of net losses would be realized subsequent to September 30, 2016, if spot rates in the future are consistent with forward rates as of September 30, 2015. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,763 million at September 30, 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$22.1	$23.5	$45.6	$(23.2)	$22.4
Total derivative assets (1)	22.1	23.5	45.6	(23.2)	22.4

Foreign exchange contracts	(25.9)	(2.6)	(28.5)	23.2	(5.3)
Energy contracts	(1.6)	—	(1.6)	—	(1.6)
Total derivative liabilities (2)	(27.5)	(2.6)	(30.1)	23.2	(6.9)

Net derivative assets/(liabilities)	$(5.4)	$20.9	$15.5	$—	$15.5

	December 31, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$17.1	$15.1	$32.2	$(3.6)	$28.6
Energy contracts	0.3	—	0.3	(0.3)	—
Total derivative assets (1)	17.4	15.1	32.5	(3.9)	28.6

Foreign exchange contracts	(17.4)	(100.0)	(117.4)	3.6	(113.8)
Energy contracts	(7.6)	—	(7.6)	0.3	(7.3)
Total derivative liabilities (2)	(25.0)	(100.0)	(125.0)	3.9	(121.1)

Net derivative assets/(liabilities)	$(7.6)	$(84.9)	$(92.5)	$—	$(92.5)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Unrealized hedging gains (losses) and other, net of tax	$(1.0)	$1.0	$(0.5)	$(0.2)	$—	$—	$(1.5)	$0.8
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	(1.2)	(0.4)	0.8	0.1	—	—	(0.4)	(0.3)
Total derivative instrument impact on comprehensive income, net of tax	$(2.2)	$0.6	$0.3	$(0.1)	$—	$—	$(1.9)	$0.5

	Nine Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Unrealized hedging gains (losses) and other, net of tax	$2.6	$4.1	$1.2	$1.2	$(0.1)	$—	$3.7	$5.3
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	(4.5)	2.8	2.4	(0.9)	—	—	(2.1)	1.9
Ineffective portion (1)	(0.2)	—	—	—	—	—	(0.2)	—
Total derivative instrument impact on comprehensive income, net of tax	$(2.1)	$6.9	$3.6	$0.3	$(0.1)	$—	$1.4	$7.2
___________________

(1)	See Note 12 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30		Nine Months Ended September 30
(in Millions)		2015	2014	2015	2014
Foreign exchange contracts	Cost of sales and services	$(7.0)	$(7.6)	$(14.8)	$(6.3)
	Selling, general & administrative (2)	—	(21.2)	(172.1)	(21.2)
Total		$(7.0)	$(28.8)	$(186.9)	$(27.5)
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent a loss on the Cheminova acquisition hedge. See Note 3 within these condensed consolidated financial statements for more information.

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

(in Millions)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$22.4	$—	$22.4	$—
Other (2)	27.1	27.1	—	—
Total assets	$49.5	$27.1	$22.4	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$1.6	$—	$1.6	$—
Derivatives – Foreign exchange (1)	5.3	—	5.3	—
Other (3)	30.6	30.4	0.2	—
Total liabilities	$37.5	$30.4	$7.1	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

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

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the nine months ended September 30, 2015 and the year ended December 31, 2014.

(in Millions)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Nine Months Ended September 30, 2015)
Assets
Consagro net assets held for sale (1)	$59.1	$—	$—	$59.1	$(40.1)
Total assets	$59.1	$—	$—	$59.1	$(40.1)

____________________

(1)
Represents our Consagro business which was classified as held for sale as of September 30, 2015, net of the impairment charge of $40.1 million. The impairment charge was calculated based on the signed definitive agreement. See Note 7 for more information.

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2015. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing (1)	$65.7
Other debt guarantees (2)	26.4
Total	$92.1
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
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. On May 21, 2015, the ECJ issued its decision, upholding the jurisdiction of the German court. The case is now back before the German judge; we filed a motion to dismiss the proceedings in September 2015. We do not anticipate a response by the court until late 2015. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 17: Segment Information

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue
FMC Agricultural Solutions	$577.6	$548.8	$1,595.6	$1,546.9
FMC Health and Nutrition	195.9	203.1	613.5	636.4
FMC Lithium	57.2	67.2	168.1	187.6
Total	$830.7	$819.1	$2,377.2	$2,370.9
Income from continuing operations before income taxes
FMC Agricultural Solutions	$59.4	$116.7	$262.6	$367.5
FMC Health and Nutrition	47.0	43.7	148.5	143.7
FMC Lithium	1.8	5.3	11.9	19.4
Segment operating profit	$108.2	$165.7	$423.0	$530.6
Corporate and other	(13.6)	(15.2)	(46.0)	(52.1)
Operating profit before the items listed below	$94.6	$150.5	$377.0	$478.5
Interest expense, net	(20.2)	(12.8)	(58.9)	(37.6)
Restructuring and other (charges) income (1)	(45.6)	(35.6)	(78.2)	(44.9)
Non-operating pension and postretirement (charges) income (2)	(5.5)	(1.5)	(19.9)	(8.4)
Business separation costs (3)	—	(6.8)	—	(23.6)
Acquisition-related charges (4)	(43.0)	(36.5)	(274.0)	(40.7)
(Provision) benefit for income taxes	25.1	(3.6)	56.4	(74.6)
Discontinued operations, net of income taxes	(5.0)	6.4	698.8	(4.9)
Net income attributable to noncontrolling interests	(2.8)	(3.8)	(8.1)	(12.8)
Net income (loss) attributable to FMC stockholders	$(2.4)	$56.3	$693.1	$231.0
____________________

(1)	See Note 7 for details of restructuring and other charges (income). Below provides the detail the charges (income) by segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
FMC Agricultural Solutions	$(24.1)	$(17.0)	$(47.2)	$(17.0)
FMC Health and Nutrition	(16.6)	—	(20.6)	(5.9)
FMC Lithium	—	(0.1)	(0.5)	—
Corporate	(4.9)	(18.5)	(9.9)	(22.0)
Restructuring and other (charges) income	$(45.6)	$(35.6)	$(78.2)	$(44.9)

(2)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in the operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item “Selling, general and administrative expenses” on the condensed consolidated statements of income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(3)
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three and nine months ended September 30, 2014 represent charges associated with the planned separation activities through September 30, 2014.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$14.2	$15.3	$53.8	$15.3
Inventory fair value amortization (2)	28.8	—	48.1	—
(Gain)/loss on hedging purchase price (1)	—	21.2	172.1	21.2
Acquisition-related charges - Epax
Inventory fair value amortization (2)	—	—	—	4.2
Acquisition-related charges	$43.0	$36.5	$274.0	$40.7
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.” For more information see Note 3.
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
Third Quarter 2015 Highlights

The following are the more significant developments in our businesses during the three months ended September 30, 2015:

•
Revenue of $830.7 million for the three months ended September 30, 2015 increased $12 million or one percent versus the same period last year. The increase in revenue was attributable to FMC Agricultural Solutions and the acquisition of Cheminova, completed in April 2015. Partially offsetting the addition of the Cheminova revenues were unfavorable currency movements, primarily in our FMC Agricultural Solutions segment within Brazil. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased 11 percent period over period while sales in Asia improved by 34 percent, sales in Latin America decreased 18 percent and sales in Europe, Middle East and Africa increased by 46 percent primarily due to the acquisition of Cheminova.

•
Our gross margin, excluding acquisition-related charges, decreased by approximately $34 million or approximately twelve percent to $249 million versus last prior year's quarter. Gross margin percent of 30 percent declined from 35 percent. The reduction in gross margin was due to lower volumes in Brazil within FMC Agricultural Solutions. The gross margin percentage decline was driven primarily by unfavorable currency movements.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges increased by approximately $15 million or 14 percent to $117 million. The increase was driven primarily by the acquisition of Cheminova which is being integrated into our FMC Agricultural Solutions segment.

•	Research and Development expenses of $37 million increased $7 million or 23 percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $56.4 million decreased by $40 million or 41 percent primarily due to lower operating results in FMC Agricultural Solutions. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

•
On September 8, 2015, we entered into a definitive agreement to sell our generic crop protection business in Brazil, Consagro, to Atanor do Brasil Ltda., the Brazilian subsidiary of Albaugh, LLC. The sale of Consagro is part of our broad strategy to focus on our portfolio of valued-added products, especially with the addition of the Cheminova product line in Brazil. We expect the sale to occur in the fourth quarter of 2015.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue
FMC Agricultural Solutions	$577.6	$548.8	$1,595.6	$1,546.9
FMC Health and Nutrition	195.9	203.1	613.5	636.4
FMC Lithium	57.2	67.2	168.1	187.6
Total	$830.7	$819.1	$2,377.2	$2,370.9
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$59.4	$116.7	$262.6	$367.5
FMC Health and Nutrition	47.0	43.7	148.5	143.7
FMC Lithium	1.8	5.3	11.9	19.4
Segment operating profit	$108.2	$165.7	$423.0	$530.6
Corporate and other	(13.6)	(15.2)	(46.0)	(52.1)
Operating profit before the items listed below	$94.6	$150.5	$377.0	$478.5

Interest expense, net	(20.2)	(12.8)	(58.9)	(37.6)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(45.6)	(35.6)	(78.2)	(44.9)
Non-operating pension and postretirement charges (2)	(5.5)	(1.5)	(19.9)	(8.4)
Business separation costs (3)	—	(6.8)	—	(23.6)
Acquisition-related charges (4)	(43.0)	(36.5)	(274.0)	(40.7)
(Provision) benefit for income taxes	25.1	(3.6)	56.4	(74.6)
Discontinued operations, net of income taxes	(5.0)	6.4	698.8	(4.9)
Net income attributable to noncontrolling interests	(2.8)	(3.8)	(8.1)	(12.8)
Net income (loss) attributable to FMC stockholders	$(2.4)	$56.3	$693.1	$231.0
____________________

(1)	See Note 7 for details of restructuring and other charges (income). Below provides the detail the charges (income) by segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
FMC Agricultural Solutions	$(24.1)	$(17.0)	$(47.2)	$(17.0)
FMC Health and Nutrition	(16.6)	—	(20.6)	(5.9)
FMC Lithium	—	(0.1)	(0.5)	—
Corporate	(4.9)	(18.5)	(9.9)	(22.0)
Restructuring and other (charges) income	$(45.6)	$(35.6)	$(78.2)	$(44.9)

(2)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in the operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item “Selling, general and administrative expenses” on the condensed consolidated statements of income (loss).

(3)
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. Business separation costs for the three and nine months ended September 30, 2014 represent charges associated with the planned separation activities through September 30, 2014.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$14.2	$15.3	$53.8	$15.3
Inventory fair value amortization (2)	28.8	—	48.1	—
(Gain)/loss on hedging purchase price (1)	—	21.2	172.1	21.2
Acquisition-related charges - Epax
Inventory fair value amortization (2)	—	—	—	4.2
Acquisition-related charges	$43.0	$36.5	$274.0	$40.7
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

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income (loss) attributable to FMC stockholders.” We believe that this measure provides useful information about our operating results to investors. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income (loss) attributable to FMC stockholders (GAAP)	$(2.4)	$56.3	$693.1	$231.0
Corporate special charges (income), pre-tax	94.1	80.4	372.1	117.6
Income tax expense (benefit) on Corporate special charges (income)	(13.7)	(27.7)	(113.8)	(40.8)
Corporate special charges (income), net of income taxes	$80.4	$52.7	$258.3	$76.8
Discontinued operations attributable to FMC Stockholders, net of income taxes	5.0	(4.7)	(698.8)	10.1
Non-GAAP tax adjustments (1)	(26.6)	(7.9)	(23.7)	(5.4)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$56.4	$96.4	$228.9	$312.5
____________________

(1)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but are not limited to: income tax expenses or benefits that are not related to ongoing business operations in the current year; unusual or infrequently occurring items; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

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

FMC Agricultural Solutions

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue	$577.6	$548.8	$1,595.6	$1,546.9
Operating Profit	59.4	116.7	262.6	367.5

Three months ended September 30, 2015 vs. 2014
Revenue of $577.6 million increased approximately five percent versus the prior year quarter due to the revenue from the Cheminova acquisition on April 20, 2015.
FMC Agricultural Solutions' operating profit of $59.4 million decreased approximately 49 percent compared to the year-ago quarter. This decline was driven by market conditions primarily in Brazil.
Refer to the FMC Agricultural Solutions Proforma Financial Results with Cheminova section below for further discussion.

Nine months ended September 30, 2015 vs. 2014
Revenue of $1,595.6 million increased approximately three percent versus the prior year period. Consistent with the three month explanation above, the increase was primarily driven by the addition of revenues from the Cheminova acquisition.
FMC Agricultural Solutions' operating profit of $262.6 million decreased approximately 29 percent compared to the year-ago quarter. This decline was driven by market conditions primarily in Brazil.
Refer to the FMC Agricultural Solutions Proforma Financial Results with Cheminova section below for further discussion.

FMC Agricultural Solutions Pro forma Financial Results with Cheminova

In the second quarter of 2015, we began to present pro forma combined results for the FMC Agricultural Solutions segment for 2015 and 2014. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for 2015 and 2014 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the Cheminova transaction had occurred on January 1, 2014. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for cost related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated Cheminova since January 1, 2014, nor our future results. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for these interim periods is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of the segment.

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$577.6	$548.8	$1,595.6	$1,546.9
Revenue, Cheminova, pro forma (2)	—	305.4	362.0	999.1
Pro Forma Combined, Revenue (3)	$577.6	$854.2	$1,957.6	$2,546.0
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$59.4	$116.7	$262.6	$367.5
Operating Profit, Cheminova, pro forma (2)		(1.4)	19.9	58.1
Pro Forma Combined, Operating Profit (3)	$59.4	$115.3	$282.5	$425.6
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

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

(3)	The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Europe, Middle East and Africa (EMEA)	$85.2	$121.9	$486.9	$593.6
North America	50.2	73.1	456.6	521.2
Latin America	322.4	523.8	619.7	974.6
Asia	119.8	135.4	394.4	456.6
Total	$577.6	$854.2	$1,957.6	$2,546.0
___________________

(1)	The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results.

Pro Forma Combined Results - Three months ended September 30, 2015 vs. 2014
Pro forma combined revenue of $577.6 million decreased by approximately 32 percent versus the prior year quarter. Favorable pricing impacted revenue by seven percent in 2015 compared to the same period in 2014; however, the price increases only partially offset the unfavorable impact of foreign currency movements and lower volumes.  Unfavorable currency negatively impacted revenue 15 percent while volumes impacted it by 25 percent.  Most of this decline was experienced in Latin America, primarily Brazil.
Pro forma combined operating profit of $59.4 million decreased approximately 48 percent compared to the year-ago quarter. The significant movement in foreign exchange rates compared to last year, particularly the real, was the main driver of the decline in operating profit as price increases in local currencies were not enough to offset the impact of foreign currency.  During the third quarter alone, the real depreciated over 25 percent versus the U.S. dollar.  As a result, foreign currency contributed approximately 94 percent to the decline in year over year pro forma combined operating profit while to a lesser extent lower volumes contributed a 38 percent impact.   As discussed, higher pricing and mix offset these declines by 52 percent while lower costs primarily selling, general and administrative in nature improved profits year over year by 31 percent.
During the quarter, FMC Agricultural Solutions announced several targeted measures to reduce operating costs and reorganize our operations in Brazil to align the business with near-term market conditions. These measures include:

•
Enhancing our focus on proprietary technology platforms and differentiated products, and rationalizing our product offerings to eliminate low-margin sales. This portfolio rationalization program, including the previously announced sale of our generic subsidiary, Consagro, will reduce 2015 revenue in Brazil by $250 million compared to 2014. This will enable us to further reduce the region's operating costs and enhance our potential to deliver higher future earnings and return on capital. At the completion of this reorganization, FMC's workforce in Brazil will be approximately half its size compared to 2014. All of these actions will be substantially completed by year-end.

•	The Cheminova integration will be accelerated and additional programs to achieve further cost savings will be implemented, commencing immediately.

Pro Forma Combined Results - Nine months ended September 30, 2015 vs. 2014
Pro Forma combined revenue of $1,957.6 million decreased approximately 23 percent versus the prior year period. Drivers for the decrease year over year, as well as the percentage impact, were consistent with the three months ended as described in the discussion above.
Pro forma combined operating profit of $282.5 million decreased approximately 34 percent compared to the year-ago period. Drivers for the decrease year over year, as well as the percentage impact, were consistent with the three months ended as described in the discussion above.
Outlook
We expect full year 2015 Agricultural Solutions revenue of approximately $2.3 billion and expect full year segment operating profit of $370 to $390 million.  This translates into full year pro forma combined revenue of approximately $2.7 billion and full year pro forma combined operating profit of $390 to $410 million.  We expect much of the foreign currency headwinds that impacted the Agricultural Solutions third quarter 2015 results to persist through the end of the year.  However, we expect to realize a significant portion of the 2015 cost savings associated with the integration of Cheminova in the fourth quarter 2015.  These costs savings, combined with additional price increases and ongoing portfolio rationalization, will largely offset the foreign currency headwinds we are facing in Latin America.  Outside of Latin America, we expect the business to be flat to 2014.

Certain Regulatory Issues
A detailed discussion related to regulatory issues impacting FMC Agricultural Solutions can be found in Part II, Item 7 of our 2014 Form 10-K. There have been no material changes related to regulatory issues impacting FMC Agricultural Solutions from the information reported in our 2014 10-K.

FMC Health and Nutrition

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue	$195.9	$203.1	$613.5	636.4
Operating Profit	47.0	43.7	148.5	143.7

Three months ended September 30, 2015 vs. 2014
Revenue of $195.9 million decreased approximately four percent versus the prior-year quarter. Unfavorable foreign currency impacts, primarily a weaker euro, decreased revenue by approximately five percent. The decrease was offset by higher volumes and favorable product mix, driven by the MCC family of products in both pharmaceuticals and food end markets, which impacted revenue by approximately one percent. Pricing for the three months ended 2015 as compared to 2014 was slightly positive.
Segment operating profit of $47.0 million increased approximately eight percent versus the year ago quarter driven by favorable volume, improved sales mix and lower Selling, General, and Administrative (SG&A) costs, partially offset by unfavorable currency. Higher volumes and favorable mix impacted segment operating profit by six percent. Cost saving initiatives in SG&A and Research and Development (R&D) impacted segment operating profit by four percent. Unfavorable currency impacts reduced segment operating profit by three percent.

Nine months ended September 30, 2015 vs. 2014
Revenue was $613.5 million, a decrease of approximately four percent versus the prior-year period. Unfavorable foreign currency impacts, primarily a weaker euro, decreased revenue by approximately six percent, partially offset by higher volumes impacting revenue by approximately two percent.
Segment operating profit of $148.5 million increased approximately three percent versus the year ago quarter driven by the higher volumes discussed in the preceding paragraph.
Outlook
We expect full year 2015 Health and Nutrition revenue of approximately $800 million and expect full year segment operating profit of $193 to 195 million.  Revenue is expected to be lower by three percent compared to full year 2014, mostly driven by unfavorable foreign currency.  However, full year segment operating profit is expected to be four percent higher driven by continue demand for MCC product lines and lower operating costs as a result of ongoing manufacturing improvement programs.

FMC Lithium

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue	$57.2	$67.2	$168.1	$187.6
Operating Profit	1.8	5.3	11.9	19.4

Three months ended September 30, 2015 vs. 2014
Revenue of $57.2 million decreased by approximately 15 percent versus the prior-year quarter driven by unfavorable foreign currency impacts and lower sales volumes. Unfavorable foreign currency impacted revenue by three percent while lower volumes impacted revenue by 13 percent. Lower sales volumes were due to lower carbonate sales and the timing of a scheduled maintenance outage of our lithium hydroxide unit in Bessemer City, NC.

Segment operating profit of $1.8 million decreased approximately 66 percent versus the year ago quarter. Foreign currency, specifically the Argentine peso and the euro, continue to have a significant negative impact on segment operating profit. Foreign currency impacted segment operating profit by 50 percent compared to the year ago quarter. These impacts and the lower volumes mentioned above were partially offset by favorable operating performance.

Nine months ended September 30, 2015 vs. 2014
Revenue of $168.1 million decreased by approximately 10 percent versus the prior-year quarter driven by lower volumes of upstream products and weaker foreign currencies. These impacted revenues by 10 percent and three percent, respectively. These impacts were partially offset by favorable pricing which impacted revenue by three percent.
Segment operating profit of $11.9 million decreased approximately 39 percent versus the year ago quarter driven by the same factors as noted in the three months discussion above.

Outlook
We expect full year 2015 Lithium revenue of approximately $240 million and expect full year segment operating profit of $16 to 18 million.  We continue to see strong demand for our specialty products and expect sequentially higher carbonate and hydroxide volumes as well as higher selling prices.  Inflationary pressures in Argentina are expected to continue but going forward we expect them to be offset by lower manufacturing costs.

Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended September 30, 2015 vs. 2014
Corporate and other expenses of $13.6 million in the third quarter of 2015 decreased by $1.6 million from $15.2 million in the same period in 2014. The decrease is driven by favorable foreign exchange impacts of $3.1 million and $1.3 million of income associated with the transitional services agreement with Tronox for the sale of the FMC Alkali Chemicals division.
Nine months ended September 30, 2015 vs. 2014
Corporate and other expenses of $46.0 million in the nine months of 2015 decreased by $6.1 million from $52.1 million in the same period in 2014. The decrease is driven by favorable foreign exchange impacts of $2.4 million as well as $2.3 million of income associated with the Tronox transitional services agreement.
Interest expense, net
Three months ended September 30, 2015 vs. 2014
Interest expense, net for the third quarter of 2015 was $20.2 million as compared to the third quarter of 2014 of $12.8 million. The increase was primarily due to our borrowings under the previously announced senior unsecured Term Loan facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Nine months ended September 30, 2015 vs. 2014
Interest expense, net for the nine months of 2015 was $58.9 million as compared to the first half of 2014 of $37.6 million. The increase is consistent with the description provided for the three months ended period noted above.

Corporate special (charges) income
Three months ended September 30, 2015 vs. 2014
Restructuring and other charges (income)

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2015	2014	2015	2014
Restructuring charges and asset disposals	$69.3	$1.3	$81.5	$7.9
Other charges (income), net	(23.7)	34.3	(3.3)	37.0
Total restructuring and other charges	$45.6	$35.6	$78.2	$44.9
Restructuring and asset disposal charges in 2015 of $69.3 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment for the quarter, this consisted primarily of the Consagro impairment of $40.1 million. Other charges (income) net in 2015 of $(23.7) million were primarily related to the sale of our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). See Note 7 within the condensed consolidated financial statements included in this Form 10-Q for more information.
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
Non-operating pension and postretirement charges
The charge for the three months ended September 30, 2015 was $5.5 million compared to $1.5 million for the three months ended September 30, 2014. The increase in charges was primarily the result of higher amortization impacts of actuarial losses. See Note 13 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Business separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. As a result there were no business separation charges in 2015. Business separation costs for the three months ended September 30, 2014 represent charges associated with the planned separation activities through September 30, 2014.
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 17 to the condensed consolidated financial statements included within this Form 10-Q.
Nine months ended September 30, 2015 vs. 2014
Restructuring and other charges (income)
Restructuring and asset disposal charges in 2015 of $81.5 million were consistent with the description provided for the three months ended period noted above. Other charges (income) net in 2015 of $(3.3) million included a $15.0 million charge for the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide. This acquisition is considered as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination. Offsetting this charge was income of $26.6 million from the sale of our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). See Note 7 within the condensed consolidated financial statements included in this Form 10-Q for more information. Other charges (income) net in 2015 also included corporate environmental charges.
Restructuring and asset disposal charges in 2014 of $7.9 million were primarily associated with the Health and Nutrition restructuring. Other charges (income) net in 2014 of $37.0 million were primarily related to corporate environmental charges.

Non-operating pension and postretirement charges
The charge for the nine months ended September 30, 2015 was $19.9 million compared to $8.4 million for the nine months ended September 30, 2014. The increase is consistent with the description provided for the three months ended period noted above.
Business separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division. Business separation costs for the nine months ended September 30, 2014 represent charges associated with the planned separation activities through September 30, 2014.
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
Three months ended September 30, 2015 vs. 2014
Provision for income taxes was $25.1 million resulting in an effective tax rate of 127.4 percent compared to a provision of $3.6 million resulting in an effective tax rate of 6.3 percent for the three months ended September 30, 2015 and 2014, respectively. Excluding discrete items, the effective rate is (10.3)% compared to 27.1% for the three months ended September 30, 2015 and 2014, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 14 to the condensed consolidated financial statements included within this Form 10-Q.
Nine months ended September 30, 2015 vs. 2014
Income tax benefit was $56.4 million resulting in an effective tax rate of 104.4% compared to a provision of $74.6 million resulting in an effective tax rate of 23.1% for the nine months ended September 30, 2015 and 2014, respectively. Excluding discrete items, the effective rate is 21.4% compared to 26.6% for the nine months ended September 30, 2015 and 2014, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 14 to the condensed consolidated financial statements included within this Form 10-Q.
Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Alkali Chemicals and FMC Peroxygens divisions' results as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three months ended September 30, 2015 vs. 2014
Discontinued operations, net of income taxes represented a loss of $5.0 million for the three months ended September 30, 2015, compared to a gain of $6.4 million for the three months ended September 30, 2014. The change was driven by the discontinued operations of our FMC Alkali Chemicals division which were included in the three months ended September 30, 2014. Since the sale of our FMC Alkali Chemicals division was completed on April 1, 2015 the three months ended September 30, 2015 did not include any operating results of FMC Alkali Chemicals. For more information on our discontinued operations, net of income taxes, see Note 9 to the condensed consolidated financial statements included in this Form 10-Q.

Nine months ended September 30, 2015 vs. 2014
Discontinued operations, net of income taxes represented a gain of $698.8 million for the nine months ended September 30, 2015, compared to a loss of $4.9 million for the nine months ended September 30, 2014. The change was driven by the divestiture of our FMC Alkali Chemicals division in the nine months ended September 30, 2015 which resulted in an after tax gain of $702 million in 2015.
Net income (loss) attributable to FMC stockholders
Three months ended September 30, 2015 vs. 2014
Net income attributable to FMC stockholders decreased to a loss of $2.4 million from income of $56.3 million. The decrease was primarily driven by lower segment operating profit in FMC Agricultural Solutions.

Nine months ended September 30, 2015 vs. 2014
Net income attributable to FMC stockholders increased to $693.1 million from $231.0 million. The increase was primarily due to the gain from the sale of our FMC Alkali Chemicals division as described above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2015 and December 31, 2014, were $173.7 million and $109.5 million, respectively. Of the cash and cash equivalents balance at September 30, 2015, $118.5 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At September 30, 2015, we had total debt of $2,169.7 million as compared to $1,678.6 million at December 31, 2014. Total debt included $2,048.5 million and $1,153.4 million of long-term debt (excluding current portions of $1.4 million and $2.0 million) at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we were in compliance with all of our debt covenants. See Note 8 in the condensed consolidated financial statements included in this Form 10-Q for further details.
The increase in long-term debt was due to borrowings of $1.65 billion under our senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. At September 30, 2015, $900.0 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali Chemicals division (see Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details) was used to pay down the initial borrowings. The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. See Note 8 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, decreased from $523.2 million at December 31, 2014 to $119.8 million at September 30, 2015. A portion of the proceeds from the sale of our FMC Alkali Chemicals was utilized to pay down outstanding borrowings under our commercial paper program resulting in a reduction to short-term borrowings from December 31, 2014 to September 30, 2015.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At September 30, 2015, the average effective interest rate on these borrowings was 0.52%.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(246.8) million and $132.4 million for the nine months ended September 30, 2015 and 2014, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30
	2015	2014
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$4.9	$360.7
Significant non-cash expenses (1)	187.2	105.2
Operating income before non-cash expenses (Non-GAAP)	$192.1	$465.9
Change in trade receivables (2)	315.5	(98.0)
Change in inventories (3)	(8.0)	(73.4)
Change in accounts payable (4)	(201.1)	2.6
Change in accrued rebates (5)	112.3	144.0
Change in advance payments from customers (6)	(186.2)	(174.8)
Change in all other operating assets and liabilities (7)	(25.4)	79.1
Restructuring and other spending (8)	(22.3)	(6.6)
Environmental spending, continuing, net of recoveries (9)	(18.6)	(9.1)
Pension and other postretirement benefit contributions (10)	(71.0)	(65.2)
Cash basis operating income (Non-GAAP)	$87.3	$264.5

Interest payments	(61.9)	(43.2)
Tax payments	(270.6)	(84.5)
Excess tax benefits from share-based compensation	(1.6)	(4.4)

Cash provided (required) by operating activities of continuing operations	$(246.8)	$132.4
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
The decrease in trade receivables in 2015 was primarily driven by reduced revenue growth in FMC Agricultural Solutions mostly related to Brazil as well as to a lesser extent timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.

(3)
Inventory levels increased slightly in 2015 due to overall inventory reductions, compared to last year, as the inventory levels were adjusted to take into consideration the change in market conditions. The change in inventory for 2014 was primarily due to an inventory build to fulfill projected demand in the second half of 2014 in FMC Agricultural Solutions and FMC Health and Nutrition.

(4)
The decrease in accounts payable balances during 2015 is primarily due to timing of payments including inventory reductions activities across the company, particularly as we integrate Cheminova as well as proactively adjust inventory levels in light of current market conditions.

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

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. The nine months of 2015 was primarily impacted by the payments of $264.8 million for the Cheminova purchase price hedges.

(8)	See Note 7 in the condensed consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in our income presented for the nine months ended September 30, 2015 and September 30, 2014 are environmental charges for environmental remediation at our operating sites of $2.9 million and $17.3 million, respectively. The amounts in 2015 will be spent in periods beyond the second quarter of 2015. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	Amounts include voluntary contributions to our U.S. defined benefit plan of $65.0 million and $50.0 million, respectively.

Cash provided (required) by operating activities of discontinued operations was $(63.7) million and $69.3 million for the nine months ended September 30, 2015 and 2014, respectively.
The increase of cash required by operating activities of discontinued operations in 2015 is due primarily to divestiture costs associated with the sale of our FMC Alkali Chemicals business on April 1, 2015 which was previously classified as a discontinued operation.
Cash required by investing activities of continuing operations was $1,281.7 million and $167.8 million for the nine months ended September 30, 2015 and 2014, respectively.
The increase in spending during the nine months ended September 30, 2015, as compared to the same period in 2014 was due to the Cheminova acquisition on April 21, 2015 for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion
Cash provided by investing activities of discontinued operations was $1,634.3 million and $168.4 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Cash provided (required) by financing activities was $28.0 million and $(199.6) million for the nine months ended September 30, 2015 and 2014, respectively.
The change period over period in financing activities is primarily due to the $1.65 billion we borrowed under our previously announced senior unsecured Term Loan facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. In 2015 borrowings were approximately $88 million compared to repayments in 2014 of $119 million.
Other potential liquidity needs
Our cash needs outside of the Cheminova acquisition and related integration expenses for 2015 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2015, our remaining borrowing capacity under our credit facility was $1,419.4 million (which includes borrowings under our commercial paper program).
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through September 30, 2015 and 2014 of $65.0 million and $50.0 million, respectively. These contributions are in excess of the minimum requirements. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2015.
For the nine months ended September 30, 2015 and 2014, we paid $64.3 million and $58.1 million, respectively, in dividends declared. On October 15, 2015, we paid dividends totaling $22.1 million to our shareholders of record as of September 30, 2015. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2015.
During the nine months ended September 30, 2015, no shares were repurchased under the publicly announced repurchase program. At September 30, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 16 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2014 can be found in a table included within Part II, Item 7 of our 2014 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2015.

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
At September 30, 2015, our financial instrument position was a net asset of $15.5 million compared to a net liability of $92.5 million at December 31, 2014. The change in the net financial instrument position was primarily due to the settlement of outstanding hedges for the purchase price of Cheminova, see Note 3 to the condensed consolidated financial statement included within this Form 10-Q for more information.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.

Commodity Price Risk
Energy costs are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2015 and December 31, 2014, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at September 30, 2015	$(1.6)	$(0.8)	$(2.3)

Net asset/(liability) position at December 31, 2014	$(7.3)	$(5.3)	$(9.4)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2015 and December 31, 2014 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2015 and December 31, 2014, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at September 30, 2015	$17.1	$44.3	$(10.4)

Net asset/(liability) position at December 31, 2014 (1)	$(85.2)	$91.3	$(261.0)

(1)
Includes the unrealized loss on hedging the purchase price of Cheminova as of December 31, 2014. See "Cheminova Acquisition Hedge Costs" in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2015 and December 31, 2014, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2015, is composed of 55 percent fixed-rate debt and 45 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2015, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $7.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.1 million for the nine months of September 30, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As further discussed in Note 3 to the condensed consolidated financial statements included within this Form 10-Q, we completed the acquisition of Cheminova on April 21, 2015. We have begun the process of analyzing Cheminova’s systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of Cheminova that are also part of Cheminova's internal control over financial reporting.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2015, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently evaluating Cheminova's processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2015, the related condensed consolidated statements of income (loss) and comprehensive income (loss), for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
November 2, 2015

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

FIFRA compliance complaint matters.   In September 2015, EPA Region 3 filed an administrative complaint against the Company, claiming that certain advertising and labeling regarding one of our pesticide products did not comply with the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and has calculated a proposed penalty in excess of $100,000. We disagree with EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation, and will defend ourselves vigorously. We do not expect that any penalty associated with final judgment or other resolution would be material.

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2014 Form 10-K, see Note 16 to the condensed consolidated financial statements included within this Form 10-Q.

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

•
Geographic concentration - Although we have operations in most regions throughout the globe, the majority of our FMC Agricultural Solutions sales outside the United States have principally been to customers in Latin America, including Brazil, Argentina and Mexico. With the acquisition of Cheminova, we are expanding our international sales, particularly in Europe and key Asian countries such as India. Accordingly, developments in those parts of the world will generally have a more significant effect on our operations. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.

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

We may use our $1.5 billion revolving credit facility to meet our cash needs, to the extent available. As of September 30, 2015, we had unused and available credit capacity of $1.4 billion. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

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

Portfolio Management Risks:

•
We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies which would include expected cost savings and revenue growth. Failure to achieve these anticipated synergies, could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating underperforming or non-

strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the company’s earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce its earnings.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1-31, 2015	—	—	—	—	250,000,000
August 1-31, 2015	—	—	—	—	250,000,000
September 1-30, 2015	—	—	—	—	250,000,000
Total Q3 2015	—	—	—	—	250,000,000

During the nine months ended September 30, 2015, we did not repurchase any shares under the publicly announced repurchase program. At September 30, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: November 2, 2015

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File