Form 10-K
period 2015-12-31
FMC CORP
filed 2016-02-26
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2015, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $6,983,610,763. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	December 31, 2015
Common Stock, par value $0.10 per share	133,655,777

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2016 Annual Meeting of Stockholders	Part III

FMC Corporation
2015 Form 10-K Annual Report

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
General
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on nutritional ingredients, health excipients, and functional health ingredients. Nutritional ingredients are used to enhance texture, color, structure and physical stability. Health excipients are used for binding, encapsulation and disintegrant applications. Functional health ingredients are used as active ingredients in nutraceutical and pharmaceutical markets. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis application.

Discontinued Operations - FMC Alkali Chemicals
On April 1, 2015, we completed the sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds. The sale resulted in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) for the year ended December 31, 2015. The results of ACD have been reclassified to reflect the business as a discontinued operation for all periods presented throughout this document.

Cheminova A/S
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova A/S, a Denmark Aktieselskab ("Cheminova") from Auriga Industries A/S, a Denmark Aktieselskab for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs of approximately $0.6 billion (the “Acquisition”).

Cheminova is being integrated into our FMC Agricultural Solutions segment. Since the closing date, Cheminova has been included within our reported results of operations for FMC Agricultural Solutions for the twelve months ended December 31, 2015.
FMC Strategy
2015 marked the completion of FMC’s multi-year portfolio transformation. Today, FMC is a company operating in attractive market segments that are supported by growth trends in agriculture, pharmaceuticals, nutrition, and energy storage. Each of FMC’s businesses has the right elements in place to deliver continued growth in earnings and returns.
In Agricultural Solutions, the acquisition of Cheminova has expanded market access across Europe, Latin America and key Asia-Pacific markets such as India and Australia, and has brought greater balance to the revenue mix of FMC Agricultural Solutions across each of the major growing regions. The integration strengthens our leadership position in crop protection chemistry and expands our position in a variety of crop segments. Our complementary technologies will lead to improved formulation capabilities and a broader innovation pipeline. We continue to invest in R&D and remain committed to developing and commercializing new and differentiated products to address grower demands. We will also benefit from deeper regulatory expertise and access to local markets. FMC with the acquisition of Cheminova, has the scale to operate with greater resources and global reach to address changing market conditions.
In Health and Nutrition, we have a portfolio of naturally-derived, functional ingredients that serve health, nutraceutical and nutrition end markets. We provide innovative solutions to our customers by leveraging our application know-how in the nutrition, nutraceutical and pharmaceutical markets as well as differentiating the manufacture and delivery of our market leading products through best in class Quality, Service, Reliability (QSR). With QSR at the forefront, we have recently undertaken an effort to improve our cost competition by optimizing our organizational and manufacturing footprints. We are implementing Manufacturing Excellence programs to drive operating improvements across our portfolio. As a technology-focused company, we continue to pursue process technology improvements and develop innovative application solutions to drive the highest value for customers.
In Lithium, FMC remains one of the leading global producers of specialty lithium products. We will continue to invest in these higher growth, higher value segments of the market, including lithium hydroxide for energy storage and butyllithium for use in chemical synthesis and high purity lithium metal for aerospace applications.
We maintain our commitment to enterprise sustainability, including responsible stewardship. As we grow, we will do so in a responsible way. Safety and business ethics will remain of utmost importance. Meeting and exceeding our customers’ expectations will continue to be a primary focus.

Financial Information About Our Business Segments
(Financial Information (in Millions))
See Note 19 "Segment Information" to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.
The following table shows the principal products produced by our three business segments, their raw materials and uses:

Segment	Product	Raw Materials	Uses
FMC Agricultural Solutions	Insecticides	Synthetic chemical intermediates
Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and for non-agricultural applications including pest control for home, garden and other specialty markets

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
	Fungicides	Synthetic and biological chemical intermediates	Protection of crops, including fruits and vegetables from fungal disease

FMC Health and Nutrition	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, pharmaceutical and nutraceutical encapsulates
	Alginates	Refined seaweed	Food ingredient, pharmaceutical excipient, healthcare and industrial uses
	Natural Colorants	Plant sources, select insect species	Food, pharmaceutical and cosmetics
	Omega-3 EPA/DHA	Fish oils	Nutraceutical and pharmaceutical uses

FMC Lithium	Lithium	Various lithium products	Batteries, polymers, pharmaceuticals, greases and lubricants, glass and ceramics and other industrial uses

With a worldwide manufacturing and distribution infrastructure, we are better able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to reduce the impact of currency volatility. The charts below detail our sales and long-lived assets by major geographic region.

FMC Agricultural Solutions
Overview
Our FMC Agricultural Solutions segment, which represents approximately 69 percent of our 2015 consolidated revenues, operates in the agrochemicals industry. This segment develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products.

Products and Markets

FMC Agricultural Solutions' portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority our product line consists of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. We are also investing substantially in a plant health program that includes biological crop protection products, seed treatments and micronutrients.
In the Latin American region, which includes the large agricultural market of Brazil, we sell directly to large growers through our own sales and marketing organization, and we access the market through independent distributors. In North America, we access the market through several major national and regional distributors and have our own sales and marketing organization in Canada. With the Cheminova acquisition, we now access a majority of the European markets through our own sales and marketing organizations. We access key Asian markets either through local independent distributors or our own sales and marketing organizations. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 40 percent, 30 percent and 25 percent of global industry revenue, respectively.
The agrochemicals industry is relatively consolidated. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent approximately 65 percent of the industry’s global sales. The next tier of agrochemical producers include FMC, ADAMA Agricultural Solutions, Ltd., Sumitomo Chemical Company Ltd., Nufarm Ltd., Platform Specialty Products Corporation, and United Phosphorous Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.

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
Our growth efforts focus on developing environmentally compatible and sustainable solutions that can effectively increase farmers’ yields and provide cost-effective alternatives to chemistries which may be prone to resistance. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies and alliances that bolster our market access, complement our existing product portfolio or provide entry into adjacent spaces. We have entered into a range of development and distribution agreements with other companies that provide access to new technologies and products which we can subsequently commercialize.

FMC Health and Nutrition

Overview
Our FMC Health and Nutrition segment, which represents 24 percent of our 2015 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and Omega-3 oils. The majority of FMC Health and Nutrition sales are to customers in non-cyclical end markets. We believe our future growth in this segment will continue to be based on the value-added performance of these products and our research and development capabilities, as well as on the alliances and close working relationships we have developed with key global customers.

Products and Markets

Our product offerings into nutrition markets principally provide texture, structure and physical stability ("TSPS") solutions to thicken and stabilize certain food products. Our formulation ingredients serve the health excipient industry functioning as binders, disintegrants, suspending agents, and control-release compounds for the production of both solid and liquid pharmaceutical products. The majority of our functional ingredient product offerings are high purity Omega-3 products as well as certain alginate products which are considered to be active pharmaceutical ingredients
FMC Health and Nutrition is a supplier of microcrystalline cellulose ("MCC"), carrageenan, alginates, natural colorants, and omega-3, all naturally derived ingredients that have high value-added applications in the production of processed and convenience foods, oral dose form pharmaceuticals and nutraceuticals. MCC, processed from specialty grades of renewable hardwood and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many nutrition products. Carrageenan and alginates, both processed from natural seaweeds, are used in a wide variety of food, pharmaceutical and oral care applications. Natural colorants are utilized in specialty products used in the food, beverage, personal care, nutrition and health excipient markets. Omega-3 is sourced from fish oils and use in other pharmaceutical and nutraceutical applications
Industry Overview
Nutritional Ingredients
The industry is dispersed geographically, with sales in Europe, North America and Asia. The nutritional ingredients market is comprised of a large number of suppliers due to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. The top suppliers of TSPS ingredients include FMC, DuPont, J.M. Huber Corporation, Kerry Group plc and Cargill Incorporated.
Health Excipients and Functional Health Ingredients
Competitors tend to be grouped by chemistry. Our principal MCC competitors include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressure from low-cost producers is a common competitive dynamic, companies look to offset that pressure by providing the most reliable and broadest range of products and services. Our customers are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products. In Omega-3, our competitors include DSM, BASF, Croda and other smaller producers. Competition has intensified in this market over the past several years as many smaller producers attempt to enter in what is considered by many as an attractive growth market. Differentiation among higher end producers such as FMC is achieved through know-how to produce high concentration oils at high levels of purity.
FMC Lithium

Overview
Our FMC Lithium segment, represents seven percent of our 2015 consolidated revenues.
While lithium is sold into a variety of end markets, we have focused our strategy on specialty products that require a high level of manufacturing and technical know-how to meet customer requirements.
The electrochemical properties of lithium make it an ideal material for portable energy storage in high performance applications, including smart phones, tablets, laptop computers, military devices and other next-generation energy storage technologies. Lithium is a critical element in advanced batteries for use in hybrid electric, plug-in hybrids and all-electric vehicles.

Organolithium products are highly valued in the polymer market as initiators in the production of synthetic rubbers and elastomers. Organolithiums are also sold to fine chemical and pharmaceutical customers who use lithium's unique chemical properties to synthesize high value-added products.
Industry Overview
Our FMC Lithium serves a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric and hybrid electric batteries in automobiles.
Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium ion batteries. There are three key producers of lithium compounds: FMC, Albemarle Corporation (previously Rockwood Holdings, Inc.) and Sociedad Química y Minera de Chile S.A. Spodumene ore is also converted to lithium compounds by a large number of Chinese producers. We expect a few new producers to add capacity within the next 24 months. FMC and Albemarle Corporation are the primary producers of lithium specialty products.
Source and Availability of Raw Materials
Raw materials used by FMC Agricultural Solutions, primarily processed chemicals, are obtained from a variety of suppliers worldwide. Raw materials used by FMC Health and Nutrition include various types of seaweed, specialty pulps, natural colorant raw materials and fish oils that are all sourced on a global basis and purchased from selected global producers/suppliers. We extract ores used in FMC Lithium’s manufacturing processes from lithium brines in Argentina.
Patents
We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any individual or combination of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions.
Seasonality
The seasonal nature of the crop protection market and the geographic spread of the FMC Agricultural Solutions business can result in significant variations in quarterly earnings among geographic locations. FMC Agricultural Solutions' products sold in the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in earnings in the first, second and third quarters. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters. The remainder of our business is generally not subject to significant seasonal fluctuations.
Competition
We encounter substantial competition in each of our three business segments. We market our products through our own sales organization and through alliance partners, independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner.
Our FMC Agricultural Solutions segment competes primarily in the global chemical crop protection market for insecticides, herbicides and fungicides. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic agrochemical producers is significant as a number of key product patents held industry-wide have expired in the last decade. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness through our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.
Our FMC Health and Nutrition segment has significant positions in markets that include alginate, carrageenan, and microcrystalline cellulose. We compete with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than FMC, while in seaweed extracts (carrageenan and alginates) and Omega-3 fish oils, we compete with other broad-based chemical companies.

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

	Year Ended December 31,
(in Millions)	2015	2014	2013
FMC Agricultural Solutions	$132.4	$111.8	$100.5
FMC Health and Nutrition	7.8	10.0	10.5
FMC Lithium	3.5	4.5	4.6
Total	$143.7	$126.3	$115.6
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 6,000 people with about 1,200 people in our domestic operations and 4,800 people in our foreign operations.
Approximately 10 percent of our U.S.-based and 35 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2016, eight foreign collective-bargaining agreements and one U.S. collective-bargaining agreements will expire. These contracts affect about 15 percent of our foreign-based employees and five percent of our U.S employees.
Securities and Exchange Commission Filings
Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.
In accordance with New York Stock Exchange (NYSE) rules, on May 18, 2015, we filed a certification signed by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

•
Competition - All of our segments face competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Competition for our FMC Agricultural Solutions business, includes not only generic suppliers of the same pesticidal active ingredients, but also alternative proprietary pesticide chemistries, and crop protection technologies that are bred into or applied onto seeds. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue.

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

•
Changing regulatory environment - Changes in the regulatory environment, particularly in the United States, Brazil, China, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Our FMC Agricultural Solutions business is most sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which affects each of our business segments to varying degrees. The fundamental principle behind the REACH regulation is that manufacturers must verify through a special registration system that their chemicals can be marketed safely.

•
Geographic concentration - Although we have operations in most regions, the majority of our FMC Agricultural Solutions sales outside the United States have principally been to customers in Latin America, including Brazil, Argentina and Mexico. With the acquisition of Cheminova, we are expanding our international sales, particularly in Europe and key Asian countries such as India. Accordingly, developments in those parts of the world will generally have a more significant effect on our operations. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.

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

•
Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities such as raw materials and energy, including natural gas. We may not be able to raise prices or improve productivity sufficiently to offset future increases in commodity pricing. Accordingly, increases in commodity prices may negatively affect our financial results. Where practical, we use hedging strategies to address material commodity price risks, where hedge strategies are available on reasonable terms. We also use raw material supply agreements that contain terms designed to mitigate the risk of short-term changes in commodity prices. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.

•
Supply arrangements - Certain raw materials are critical to our production process. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products. In FMC Lithium, geological conditions can affect production of raw materials.

•
Economic and political change - Our business has been and could continue be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Argentina, continued inflation and tightening of foreign exchange controls along with deteriorating economic and financial conditions could adversely affect our business. In Brazil, which makes up a larger portion of our Agricultural Solutions business in Latin America since our acquisition of Cheminova in the second quarter of 2015, continued high inflation and economic recession could continue to adversely affect our business.

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

•
Information technology security risks - As with all enterprise information systems, our information technology systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems and in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the company, our employees, our vendors, or our customers, could result in litigation and potential liability for us, damage our reputation, or otherwise harm our business, financial condition, or results of operations.

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

•
We may use our existing revolving credit facility to meet our cash needs, to the extent available. In the event of a default this credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

•	Litigation and environmental risks - Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate.

•
Hazardous materials - We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.

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

•
Inability to attract and retain key employees - The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management and other key members of the organization.

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

Portfolio Management Risks:

•
We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies which would include expected cost savings and revenue growth. Failure to achieve these anticipated synergies, could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating underperforming or non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets (e.g., divesting) may affect the company’s earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce earnings.

In particular, an inability to successfully integrate and develop Cheminova as planned could result in our inability to achieve the synergies we have projected and could thereby cause our future results of operations to be materially and adversely worse than expected. We expect to generate synergies as a result of i) improving Cheminova operating cost-efficiencies, ii) changing the mix of Cheminova’s sales from generic, lower margin products to more differentiated and higher margin products, and iii) rationalizing of the distribution channels used by FMC and Cheminova in overlapping European markets. However, there can be no assurances that we will be successful in achieving these planned synergies.

Financial Risks:

•
Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect our customers ability to meet the terms of sale or our suppliers ability to perform all their commitments to us. A slowdown in economic growth in our international markets, particularly Latin American regions, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodities at prevailing international prices, and we may be unable to collect receivables from such customers. The ongoing economic recession in Brazil has adversely impacted and could continue to adversely impact our business there.

•
We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the Brazilian real, the euro, the Argentine peso and the Chinese yuan. To a lesser extent, we are sensitive to the Mexican peso, the British pound sterling and several Asian currencies. Our acquisition of Cheminova has significantly expanded our operations and sales in foreign countries and correspondingly increased our exposure to foreign exchange risks. During 2015, adverse changes in the Brazilian real exchange rate adversely impacted our financial results and continued weakness in the real could continue to adversely impact our financial results.

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
FMC leases executive offices in Philadelphia, Pennsylvania and operates 32 manufacturing facilities and mines in 19 countries. Our major research and development facilities are in Ewing, New Jersey and Shanghai, China.
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
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America & Canada	Western Europe	Asia- Pacific	Total
FMC Agricultural Solutions	2	1	4	5	12
FMC Health and Nutrition	2	1	7	3	13
FMC Lithium	1	2	1	3	7
Total	5	4	12	11	32

ITEM 3.	LEGAL PROCEEDINGS

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
As of December 31, 2015, there were approximately 8,000 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 111,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $73.1 million.

We intend to continue managing these asbestos-related cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated. Our experience has been that the overall trends in asbestos litigation have changed over time. Over the last several years, we have seen changes in the jurisdictions where claims against FMC are being filed and changes in the mix of products named in the various claims. Because these claim trends have yet to form a predictable pattern, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 26, 2016 (the "Proxy Statement"), information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee" in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance—Corporate Governance-Code of Ethics and Business Conduct Policy" in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, is incorporated herein by reference in response to this Item 4A.

The executive officers of FMC Corporation, the offices they currently hold, their business experience since at least January 1, 2010 and their ages as of December 31, 2015, are as follows:

Name	Age on 12/31/2015	Office, year of election and other information
Pierre R. Brondeau	58
President, Chief Executive Officer and Chairman of the Board (10-present); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (08-09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (07-08); Board Member, T.E. Connectivity Electronics (07– Present), Marathon Oil Company (10-present)

Paul W. Graves	44	Executive Vice President and Chief Financial Officer (12-present); Managing Director, Goldman Sachs Group (06-12)
Andrea E. Utecht	67	Executive Vice President, General Counsel and Secretary (01-present)
Eric W. Norris	49	President, FMC Health and Nutrition (15-present); Vice President, Global Business Director, FMC Lithium (12-14); Global Commercial Director, FMC Lithium (09-12)
Mark A. Douglas	53
President, FMC Agricultural Solutions (12-present); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Board Member, Quaker Chemical (13-present)

Thomas C. Deas, Jr.	65	Vice President and Treasurer (01-present)
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

FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 3,006 registered common stockholders as of December 31, 2015. Presented below are the 2015 and 2014 quarterly summaries of the high and low prices of the FMC common stock.

	2015				2014
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$64.72	$61.11	$52.74	$43.37	$83.94	$79.14	$71.53	$59.67
Low	$55.41	$51.18	$32.58	$33.29	$67.31	$69.50	$56.98	$51.04
Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $86.4 million, $78.1 million and $73.6 million were paid in 2015, 2014 and 2013, respectively.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 26, 2016, at The Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 1, 2016.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2010 to December 31, 2015 with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2010, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2010	2011	2012	2013	2014	2015
FMC Corporation	$100.00	$108.45	$148.54	$192.91	$147.33	$102.79
S&P 500 Index	$100.00	$102.09	$118.30	$156.21	$177.32	$179.76
S&P 500 Chemicals Index	$100.00	$98.78	$121.89	$160.20	$177.26	$169.94

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2015	14,538	$34.56	—	$—	$250,000,000
November 1-30, 2015	339	$37.80	—	—	250,000,000
December 1-31, 2015	—	$—	—	—	250,000,000
Total	14,877	$34.63	—	$—	$250,000,000
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
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2015, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2015.

	Year Ended December 31,
(in Millions, except per share data and ratios)	2015	2014	2013	2012	2011
Income Statement Data:
Revenue	$3,276.5	$3,258.7	$3,130.7	$2,677.6	$2,343.6
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	(50.2)	414.8	538.7	487.7	447.7
Income (loss) from continuing operations before income taxes	(130.5)	363.8	503.2	453.5	419.1
Income (loss) from continuing operations	(177.9)	307.6	371.6	345.8	311.1
Discontinued operations, net of income taxes (1)	676.4	14.5	(63.6)	89.9	71.1
Net income	498.5	322.1	308.0	435.7	382.2
Less: Net income attributable to noncontrolling interest	9.5	14.6	14.1	19.5	16.3
Net income attributable to FMC stockholders	$489.0	$307.5	$293.9	$416.2	$365.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	(187.4)	298.2	365.1	341.3	308.9
Discontinued operations, net of income taxes	676.4	9.3	(71.2)	74.9	57.0
Net income	$489.0	$307.5	$293.9	$416.2	$365.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.40)	2.23	2.69	2.47	2.16
Discontinued operations	5.06	0.07	(0.53)	0.54	0.41
Net income	$3.66	2.30	2.16	3.01	2.57
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.40)	2.22	2.68	2.46	2.16
Discontinued operations	5.06	0.07	(0.52)	0.54	0.39
Net income	$3.66	2.29	2.16	3.00	2.55
Balance Sheet Data:
Total assets	$6,325.9	$5,326.0	$5,224.6	$4,366.2	$3,734.4
Long-term debt	2,037.8	1,140.9	1,178.2	906.8	789.5
Other Data:
Ratio of earnings (loss) to fixed charges (2)	(0.4)X	6.3x	11.2x	10.8x	10.7x
Cash dividends declared per share	$0.660	$0.600	$0.540	$0.405	$0.300
 ____________________

(1)
Discontinued operations, net of income taxes includes our discontinued FMC Peroxygens and Alkali businesses and other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales. Amounts in 2015 include the divestiture gain associated with the Alkali sale while 2014 and 2013 included charges associated with the sale of the Peroxygens business.

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

Overview
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on nutritional ingredients, health excipients, and functional health ingredients. Nutritional ingredients are used to enhance texture, color, structure and physical stability. Health excipients are used for binding, encapsulation and disintegrant applications. Functional health ingredients are used as active ingredients in nutraceutical and pharmaceutical markets. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis application.

2015 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2015:

•
Revenue of $3,276.5 million in 2015 increased $17.8 million or one percent versus last year. The increase in revenue was attributable to FMC Agricultural Solutions as a result of additional revenue from the acquisition of Cheminova. This was offset by significant unfavorable currency impacts, primarily in our Agricultural Solutions segment within Brazil. A more detailed review of revenues by segment is included under the section entitled “Results of Operations”. On a regional basis, sales in Latin America decreased by18 percent, sales in North America were relatively flat, sales in Asia were up 13 percent and sales in Europe, Middle East and Africa (EMEA) increased by 29 percent.

•
Our gross margin, excluding acquisition-related charges, of $1,133.2 million decreased approximately $82 million or approximately seven percent versus last year. Gross margin as a percent of revenue is approximately 34.5 percent versus 37.3 percent in 2014. The reduction in gross margin was due to lower volumes in Brazil within FMC Agricultural Solutions and unfavorable currency impact and product mix. The gross margin percentage decline was impacted by the same factors.

•
Selling, general and administrative expenses increased 25 percent from $589.8 million to $737.9 million primarily related to acquisition related charges. Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition-related charges, of $470.1 million increased $22.6 million or approximately five percent. The increased was driven primarily by the addition of the Cheminova acquisition. Non-operating pension and postretirement charges and acquisition-related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•	Research and Development expenses of $143.7 million increased $17.4 million or 13.8 percent.

•
Adjusted earnings after-tax from continuing operations attributable to FMC stockholders of $332.6 million decreased approximately $94 million or 22 percent due to lower results in the FMC Agricultural Solutions primarily within Brazil. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•
During 2015, we incurred significant restructuring and other charges. The increase was primarily the result of charges associated with the integration of Cheminova as well as charges within Health and Nutrition associated with the mothballing of Seal Sands facility in the UK. Charges associated with the integration of Cheminova also included the loss on sale of $64.5 million associated with the sale of our generic crop protection business in Brazil.

Other 2015 Highlights
During 2015, we closed on two significant transactions - the divestiture of our Alkali Chemicals division and the acquisition of Cheminova. This marked the completion of our transformation to a technology-driven specialty company with leading market positions across agriculture, nutrition, pharmaceutical and specialty lithium applications.

In Agricultural Solutions, the acquisition of Cheminova strengthened our technology pipeline, brought greater regional balance, broadened our market access and expanded our portfolio. The acquisition and integration of Cheminova combined with the actions we have taken to restructure our Agricultural Solutions operations in Brazil have positioned FMC to better address current market conditions.

In Health and Nutrition, we focused on driving higher margins by capturing high-value commercial opportunities across our existing portfolio and by the implementation of Manufacturing Excellence programs and process technology improvements. And in Lithium, we continued to execute on our strategy of growing our differentiated, downstream specialty business to take advantage of favorable end market demand.

Finally, 2015 was also a year marked by significant foreign exchange volatility which impacted our results negatively as well as difficult conditions across the global agriculture market. To address this, we took decisive actions throughout the year to address these challenges which included accelerating the integration of Cheminova, restructuring our Agricultural Solutions business in Brazil, exercising discipline on pricing and aggressively controlling costs across the Company.

2016 Outlook

We expect to deliver earnings growth in all businesses in 2016, and will continue to position FMC firmly on the path of growth by leveraging the company’s unique business model that has defined our success. We remain a technology-driven company with low-cost asset light operations, a unique business research and development model that balances short-and mid-term development with long-term innovation, and global scale with strong regional expertise to support local customers.

Please see segment discussions under the section entitled “Results of Operations” for 2016 outlook for each segment. On a consolidated basis we expect our 2016 adjusted earnings per share to be between $2.50 and $2.80.

Results of Operations—2015, 2014 and 2013
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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue
FMC Agricultural Solutions	$2,252.9	$2,173.8	$2,145.7
FMC Health and Nutrition	785.5	828.2	762.0
FMC Lithium	238.1	256.7	223.0
Total	$3,276.5	$3,258.7	$3,130.7
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$363.9	$497.8	$539.0
FMC Health and Nutrition	194.7	187.9	169.5
FMC Lithium	23.0	27.2	12.0
Segment operating profit	$581.6	$712.9	$720.5
Corporate and other	(62.4)	(71.4)	(82.4)
Operating profit before the items listed below	519.2	641.5	638.1

Interest expense, net	(80.1)	(51.2)	(36.3)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(244.0)	(56.4)	(50.5)
Non-operating pension and postretirement charges (2)	(35.3)	(10.5)	(38.1)
Business separation costs (3)	—	(23.6)	—
Acquisition-related charges (4)	(290.3)	(136.0)	(10.0)
Provision for income taxes	(47.4)	(56.2)	(131.6)
Discontinued operations, net of income taxes	676.4	14.5	(63.6)
Net income attributable to noncontrolling interests	(9.5)	(14.6)	(14.1)
Net income attributable to FMC stockholders	$489.0	$307.5	$293.9
____________________

(1)	See Note 7 to the consolidated financial statements included within this Form 10-K for details of restructuring and other (charges) income by segment:

	Years Ended December 31
(in Millions)	2015	2014	2013
FMC Agricultural Solutions	$(123.7)	$4.5	$(32.6)
FMC Health and Nutrition	(93.8)	(14.1)	(1.0)
FMC Lithium	(2.7)	—	(9.0)
Corporate	(23.8)	(46.8)	(7.9)
Restructuring and other (charges) income	$(244.0)	$(56.4)	$(50.5)

(2)Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.
(3)    Charges are associated with the previously planned separation of our FMC Corporation into two independent public companies. On

September 8, 2014, we announced that we would no longer proceed with the planned separation. At that time we announced the acquisition of Cheminova. See Note 3 within these consolidated financial statements included within this Form 10-K for more information. These charges are included within "Business separation costs" on our consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions through September 8, 2014.
(4)     Charges related to the expensing of the inventory fair value step-up resulting from the application of acquisition purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions. See Note 3 for details.
Amounts represent the following:

	Twelve Months Ended
	December 31,
(in Millions)	2015	2014	2013
Acquisition related charges - Cheminova
Legal and professional fees (a)	$60.4	$32.2	$—
Inventory fair value step-up amortization (b)	57.8	—	—
Unrealized loss/(gain) on hedging purchase price (a)	172.1	99.6	—
Acquisition related charges - Epax
Legal and professional fees (a)	—	—	4.8
Inventory fair value step-up amortization (b)	—	4.2	5.2
Acquisition-related charges	$290.3	$136.0	$10.0

(a)	On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses.”

(b)	On the consolidated statements of income, these charges are included in “Costs of sales and services.”

ADJUSTED EARNINGS RECONCILIATION

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded from the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income (loss) attributable to FMC stockholders.” We believe that this measure provides useful information about our operating results to investors. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

(in Millions)	Years Ended December 31,
	2015	2014	2013
Net income attributable to FMC stockholders (GAAP)	$489.0	$307.5	$293.9
Corporate special charges (income), pre-tax	569.6	226.5	98.6
Income tax expense (benefit) on Corporate special charges (income)	(144.9)	(84.1)	(36.4)
Corporate special charges (income), net of income taxes	424.7	142.4	62.2
Discontinued operations attributable to FMC Stockholders, net of income taxes	(676.4)	(9.3)	71.2
Non-GAAP tax adjustments (1)	95.3	(13.8)	14.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$332.6	$426.8	$441.9
____________________

(1)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but are not limited to: income tax expenses or benefits that are not related to ongoing business operations in the current year; unusual or infrequently occurring items; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the t ax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses ("SG&A") and research and development expenses ("R&D"). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out (“LIFO”) inventory adjustments, acquisition/divestiture related charges, business separation costs and other income and expense items.
Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.
FMC Agricultural Solutions

(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue	$2,252.9	$2,173.8	$2,145.7
Operating Profit	363.9	497.8	539.0
2015 vs. 2014
Revenue of $2,252.9 million increased approximately four percent versus the prior year period due to revenue from the Cheminova acquisition on April 20, 2015.
Operating profit of $363.9 million decreased approximately 27 percent compared to the year-ago period. This decline was primarily driven by market conditions and currency movements in Brazil.
Refer to the FMC Agricultural Solutions Pro Forma Financial Results with Cheminova section below for further discussion.
For 2016, full-year segment revenue is expected to be approximately $2.3 billion to $2.5 billion and full-year segment earnings are expected to be in the range of $380 million to $420 million. In Europe, we expect our key markets to be broadly flat compared to last year, although we expect to see higher growth across Eastern Europe. In North America, we expect the challenging market conditions will continue in 2016 given elevated channel inventory levels and projected lower farm incomes. As a result, we expect the market in North America to be down in 2016. Across Asia, we expect the market to be mixed, depending on the country. However, overall, we expect the region to be up slightly in 2016 assuming more normal pest pressures and weather conditions. Finally, turning to Latin America, market conditions in Argentina, Mexico and Columbia are expected to remain favorable, with growth in weed resistant acres and increasing acreage of niche crops. We expect the market in Brazil to be down again in 2016. Channel inventory levels are expected to remain elevated in 2016. However, we expect to see an improvement in market fundamentals for sugarcane and cotton

2014 vs. 2013
Revenue of $2,173.8 million increased approximately one percent versus the prior year period due to higher sales in North America, Asia and EMEA offset by a decline in sales in Latin America.
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

FMC Agricultural Solutions Pro Forma Financial Results with Cheminova

In the second quarter of 2015 we began to present pro forma combined results for the FMC Agricultural Solutions segment for 2015 and 2014. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for 2015 and 2014 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the Cheminova transaction had occurred on January 1, 2014. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated Cheminova since January 1, 2014, nor our future results. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for these interim periods is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of the segment.

FMC Agricultural Solutions Pro Forma Financial Results
	Twelve Month Ended December 31,
(in Millions)	2015	2014
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$2,252.9	$2,173.8
Revenue, Cheminova, pro forma (2)	362.0	1,225.7
Pro Forma Combined, Revenue (3)	$2,614.9	$3,399.5
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$363.9	$497.8
Operating Profit, Cheminova, pro forma (2)	19.9	38.2
Pro Forma Combined, Operating Profit (3)	$383.8	$536.0
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

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

(3)	The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Twelve Month Ended December 31,
(in Millions)	2015	2014
Europe, Middle East and Africa (EMEA)	$557.5	$639.6
North America	595.2	658.3
Latin America	965.3	1,488.3
Asia	496.9	613.3
Total	$2,614.9	$3,399.5
___________________

(1)	The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results.

Pro Forma Combined Results - 2015 vs. 2014
Pro Forma combined revenue of $2,614.9 million decreased approximately 23 percent versus the prior year period. Favorable pricing impacted revenue by five percent in 2015 compared to the same period in 2014; however, the price increases only partially offset the unfavorable impact of foreign currency movements and lower volumes. Unfavorable currency negatively impacted revenue by 11 percent while volumes impacted revenue by 16 percent. Most of this decline was experienced in Latin America, primarily Brazil. Lower volume was also a result of of the deliberate action to reduce third party resales also in Brazil. These reduced third party sales were partially the result of the sale of our Consagro business.
Pro forma combined operating profit of $383.8 million decreased approximately 28 percent compared to the year-ago period. The significant movement in foreign currency rates compared to last year, particularly the real, was the main driver of the decline in operating profit as price increases in local currencies were not enough to offset the impact of foreign currency. During 2015, the Brazilian real depreciated significantly versus the U.S. dollar. As a result, foreign currency contributed 55% to the decline in year over year pro forma combined operating profit while to a lesser extent lower volumes contributed to a 16 percent impact. Higher pricing and mix partially offset these declines by 23 percent while lower costs primarily selling, general and administrative combined with lower research and development costs improved profits year over year by 19 percent. These lower costs were driven by cost savings driven by synergies associated with the Cheminova acquisition as well as reduced spending primarily in Brazil to address with near-term market conditions.
During the year, we announced several targeted measures to reduce operating costs and reorganize our operations in Brazil to align the business with near-term market conditions. These measures included:

•
Enhancing our focus on proprietary technology platforms and differentiated products, and rationalizing our product offerings to eliminate low-margin sales. This portfolio rationalization program, including the sale of our generic subsidiary, Consagro, reduced 2015 proforma combined operating profit by $48 million compared to 2014. This will enable us to further reduce the region's operating costs and enhance our potential to deliver higher future earnings and return on capital. At the completion of this reorganization, FMC's workforce in Brazil will be approximately half its size compared to 2014. All of these actions were substantially completed by December 31, 2015.

•	The Cheminova integration continues to be accelerated and additional programs to achieve further cost savings are being implemented.

Certain Regulatory Issues
In late December 2015, the Brazilian National Health Surveillance Agency (ANVISA) issued a Technical Note recommending banning of carbofuran as a registered pesticide in Brazil. We disagree with ANVISA’s assessment of carbofuran and its regulatory recommendation. Under the Brazilian regulatory process, FMC and other interested persons may submit, in response to the Technical Note, comments and data for consideration by ANVISA as well as the Brazilian Ministries of Agriculture and Environment. Any final decision regarding the continued registration of carbofuran will require concurrence of all three government agencies before the regulatory action is effective. We are preparing, and will submit, information in support of carbofuran for consideration by the government agencies. The agencies will issue their decision after consideration of all submitted information. We do not expect any material sales impact due to this regulatory review in Brazil during 2016.
We intend to defend vigorously all our products in the U.S., EU and other countries as our pesticide products are reviewed in the ordinary course of regulatory programs during 2016 as part of the ongoing cycle of re-registration of our pesticide products around the world.

FMC Health and Nutrition

(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue	$785.5	$828.2	$762.0
Operating Profit	194.7	187.9	169.5
2015 vs. 2014
Revenue was $785.5 million, a decrease of approximately five percent versus the prior-year period. Unfavorable foreign currency impacts, primarily a weaker euro, decreased revenue by approximately five percent with volume, price and mix flat in the aggregate compared to prior year. Volume was slightly positive as lower volume in carrageenan and alginates were offset by growth in the MCC family of products in both pharmaceuticals and food end markets. Pricing for 2015 as compared to 2014 was slightly positive and mix was slightly negative.
Segment operating profit of $194.7 million increased approximately four percent versus the year ago period driven by the higher volumes discussed in the preceding paragraph, the operating profit impact of improved price and mix and lower manufacturing costs as well as lower selling, general and administrative costs, partially offset by unfavorable currency. Volumes and price mix improved operating profit by three percent and two percent, respectively while lower manufacturing costs and lower selling, general and administrative costs improved profits by two percent and three percent, respectively. The reduction in these costs was driven by various manufacturing initiatives to improve profitability as well as the benefits of restructuring activities and cost control initiatives. Finally, unfavorable currency negatively impacted results by six percent year over year.
Segment revenue for the full year of 2016 is anticipated to be approximately $775 million to $825 million, while full-year segment earnings are expected to be between $198 million and $208 million. Earnings growth in 2016 is expected to be driven primarily by the benefits of operational improvements, along with continued growth in demand for excipients and nutritional products across emerging markets.
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
FMC Lithium

(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue	$238.1	$256.7	$223.0
Operating Profit	23.0	27.2	12.0
2015 vs. 2014
Revenue of $238.1 million decreased by approximately seven percent versus the prior-year period driven by lower volumes of upstream products and weaker foreign currencies. These impacted revenues by seven percent and three percent, respectively. This was partially offset by favorable pricing which impacted revenue by three percent.
Segment operating profit of $23.0 million decreased approximately 15 percent versus the year ago period. Pricing impacted operating profit favorably by approximately $7 million while volume had about an equal negative impact on operating profit. Foreign currency, primarily the Argentine peso and the euro, impacted operating profit by approximately $9 million. This was partially offset by manufacturing cost savings and other miscellaneous items.
Demand for lithium remains strong and pricing trends continue to be favorable. Full year segment revenue is expected to be approximately $240 to 260 million while segment operating profit is expected to be between $33 and $43 million for the full year of 2016, an increase of 65 percent over 2015 at the mid-point of the range.
2014 vs. 2013
Lithium revenues of $256.7 million increased 15 percent compared to the prior year. Higher production volume that allowed for additional sales, particularly for energy storage applications, contributed a 19 percent increase in revenue This was partially offset by lower pricing which negatively impacted revenues by four percent.
Segment operating profit of $27.2 million increased approximately 103 percent versus the prior year. Operating profit was driven by higher volumes. The increase was partially offset by unfavorable currency and operating costs associated with our Argentine operations.
Corporate and other
Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” except for last in, first-out (LIFO) related charges that are included as a component of "Cost of sales and other services" on our consolidated statements of income.

2015 vs. 2014
Corporate and other expenses of $62.4 million decreased by $9.0 million from $71.4 million in the same period in 2014. The decrease is driven primarily by reduced LIFO inventory expense of approximately $7 million. The reduced LIFO expense was driven by lower inflation rates applied to the inventory subject to LIFO calculations. Excluding the LIFO reductions, corporate staff expenses and incentive payments were flat year over year.

2014 vs. 2013
Corporate and other expenses of $71.4 million decreased by $11.0 million from 82.4 million in the same period in 2013. The decrease period over period is primarily due to a decrease of $5.1 million in employees' incentive accruals and a decrease of $4.6 million in pension service charges. Reduced pension service charges are primarily driven by the higher discount rate used to calculate the 2014 expense.
Interest expense, net
2015 vs. 2014
Interest expense, net of $80.1 million increased by approximately 56 percent compared to $51.2 million in 2014. The increase was primarily due to our borrowings under our senior unsecured Term Loan facility. The proceeds of these borrowings were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. See Note 12 to our consolidated financial statements included in this Form 10-K for more information.
2014 vs. 2013
Interest expense, net for 2014 of $51.2 million increased approximately 41 percent as compared to 2013 of $36.3 million. The increase is primarily driven by the issuance of $400 million in Senior Notes in November 2013. The $400 million debt issuance, with an interest rate of 4.10 percent, was use to fund the acquisition of Epax and working capital requirements of our businesses.

Corporate special (charges) income
Restructuring and other (charges) income
Our restructuring and other (charges) income are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2015	2014	2013
Restructuring Charges and Asset Disposals	$217.7	$17.2	$12.2
Other Charges (Income), Net	26.3	39.2	38.3
Total Restructuring and Other Charges	$244.0	$56.4	$50.5

2015
Restructuring and asset disposal charges in 2015 totaled $244.0 million. Included in this were significant charges totaling $118.3 million associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. The Cheminova charges included those associated with the sale of Consagro, which amounted to $64.5 million. Restructuring and asset disposal charges also include charges associated with various activities in Health and Nutrition of $93.6 million. The majority of these charges, are from the loss on sale of our Pectin business of $12 million as well as asset write downs associated with the mothballing of our Seal Sands plant equaling $70.5 million. The Seal Sands plant, in the UK, was mothballed in 2015 due to a lack of demand for the Omega-3 pharmaceuticals products that were manufactured at that facility.
Other charges (income) net in 2015 consisted of environmental charges of $21.7 million, the impacts of the Argentina currency devaluation in December of 2015 of $10.7 million, and $20.5 million of expenses associated with acquired in-process research and development activity. Partially offsetting these amounts was a gain of $26.6 million related to the sale of our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). See Note 7 within the consolidated financial statements included in this Form 10-K for more information.

2014
Restructuring and asset disposal charges in 2014 of $17.2 million were primarily associated with our Health and Nutrition restructuring as well as other miscellaneous exit costs. Other charges (income) net in 2014 of $39.2 million were primarily related to corporate environmental charges of $43.7 million and charges of $22.1 million associated with our FMC Agricultural Solutions segment which entered into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. Offsetting these charges is income from the sale of a portion of our ownership interest in a pesticide distribution company which resulted in a gain on the sale of approximately $26.6 million.
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

Non-operating pension and postretirement (charges) income
Non-operating pension and postretirement (charges) income are included in “Selling, general and administrative expenses” on our consolidated statements of income (loss).
2015 vs. 2014
The charge for 2015 was $35.3 million compared to $10.5 million for 2014. The increase in charges was primarily the result of $24.1 million of higher amortization of net actuarial losses. See Note 13 to the consolidated financial statements included in this Form 10-K for more information.
2014 vs. 2013
The charge for 2014 was $10.5 million compared to $38.1 million for 2013. The decrease in charges was primarily attributable to lower amortization of net actuarial losses of $21.1 million compared to 2013.
Business Separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of FMC Alkali Chemicals division. As a result there were no business separation charges in 2015. Business separation cost for the twelve months ended December 31, 2014 represent charges associated with the planned separation activities through December 31, 2015.
Acquisition-related charges
A detailed description of the acquisition related charges is included in Note 19 to the consolidated financial statements included within this Form 10-K and in the Segment Results Reconciliation above within the "Results of Operations" section of the Management's Discussion and Analysis.
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

	Twelve Months Ended December 31
(in Millions)	2015			2014			2013
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(130.5)	$47.4	(36.3)%	$363.8	$56.2	15.4%	$503.2	$131.6	26.2%
Corporate special charges	569.6	144.9		226.5	84.1		98.6	36.4
Tax adjustments (1)		(95.3)			13.8			(14.6)
	$439.1	$97.0	22.1%	$590.3	$154.1	26.1%	$601.8	$153.4	25.5%
_______________
(1)     Tax adjustments in 2015 were primarily associated with valuation allowance adjustments taken in our Brazil subsidiaries. Tax adjustments in 2014 were primarily associated with revisions to our tax liabilities associated with prior year tax matters. Tax adjustments in 2013 were primarily associated with adjustments to U.S. state deferred tax balances established prior to 2013 driven by a change in enacted tax rates and other state related items.
The primary drivers for the fluctuations in the effective tax rate from 2013 to 2015 are provided in the table above. Excluding the items in the table above, the change in the effective tax rates from 2013 to 2015 was primarily due to a shift in earnings mix as it relates to domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income. See Note 11 to the Consolidated Financial Statements for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
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

2015 vs. 2014
Discontinued operations, net of income taxes represented a gain of $676.4 million in 2015 compared to a gain of $14.5 million in 2014. The change was driven by the divestiture of our discontinued FMC Alkali Chemicals division which resulted in an after tax gain of $702.1 million in 2015.
2014 vs. 2013
Discontinued operations, net of income taxes represented a gain of $14.5 million for December 31, 2014, compared to a loss of $63.6 million for 2013. The change is primarily the result of a charges of $156.7 million ($122.1 million after-tax) in 2013 associated with our discontinued FMC Peroxygens segment. A large portion of the 2013 charge was associated with a write-down of the Peroxygen assets held for sale to fair value. See Note 9 within our consolidated financial statements included in this Form 10-K for more information.
Net income attributable to FMC stockholders

2015 vs. 2014
Net income attributable to FMC stockholders increased to $489.0 million from $307.5 million. The increase was primarily due to the gain from the sale of our discontinued FMC Alkali Chemicals division offset by reduced Agricultural Solutions results as well as higher interest expense from higher debt levels needed to fund the Cheminova acquisition. Also significantly impacting results was a higher tax rate in 2015 primarily due to the increases in certain foreign valuation allowances against deferred tax assets.
2014 vs. 2013
Net income attributable to FMC stockholders increased to $307.5 million in 2014, from $293.9 million in 2014. The increase was driven by improvements in FMC Health and Nutrition and FMC Lithium segment operating profits, lower effective tax rate, lower non-operating pension and postretirement charges and reduced charges associated with discontinued operations. Mostly offsetting these improvements were costs associated with our previously planned business separation, the acquisition of Cheminova, the divestiture of our FMC Alkali Chemicals division, lower FMC Agricultural Solutions segment earnings and higher interest expense.

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2015 and 2014, were $78.6 million and $109.5 million, respectively. Of the cash and cash equivalents balance at December 31, 2015, $71.6 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At December 31, 2015, we had total debt of $2,148.9 million as compared to $1,664.1 million at December 31, 2014. Total debt included $2,036.3 million and $1,138.9 million of long-term debt (excluding current portions of $1.5 million and $2.0 million) at December 31, 2015 and 2014, respectively. As of December 31, 2015, we are in compliance with all of our debt covenants. During 2016, the maximum leverage ratio will step down in accordance with the provisions of the Credit Facility and the Term Loan Facility. Additionally, we will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates. See Note 12 in the consolidated financial statements included in this Form 10-K for further details.
The increase in long-term debt was due to borrowings of $1.65 billion under our senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. At December 31, 2015, $900.0 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali Chemicals division (see Note 9 in the consolidated financial statements included in this Form 10-K for further details) was used to pay down the initial borrowings. The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. See Note 12 in the consolidated financial statements included in this Form 10-k for further details.
Our short-term debt, consists of foreign borrowings and our commercial paper program. Foreign borrowings increased from $36.6 million at December 31, 2014 to $87.2 million at December 31, 2015 while outstanding commercial paper decreased from $486.6 million to $23.9 million at December 31, 2014 and 2015, respectively.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2015, the average effective interest rate on these borrowings was 0.70 percent.

Statement of Cash Flows
Cash provided (required) by operating activities was $(277.1) million, $284.9 million and $258.3 million for 2015, 2014 and 2013, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Twelve months ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$(50.2)	$414.8	$538.7
Corporate special charges and depreciation and amortization (1)	685.1	320.2	187.4
Operating income before depreciation and amortization (Non-GAAP)	$634.9	$735.0	$726.1

Change in trade receivables (2)	140.9	(274.7)	(382.2)
Change in inventories (3)	78.3	36.2	2.4
Change in accounts payable (4)	(292.5)	(16.2)	44.8
Change in accrued rebates (5)	11.0	34.3	63.4
Change in advance payments from customers (6)	60.6	11.3	35.9
Change in all other operating assets and liabilities (7)	(22.9)	61.2	54.5
Cash basis operating income (Non-GAAP)	610.3	587.1	544.9

Restructuring and other spending (8)	(34.9)	(9.5)	(9.9)
Environmental spending, continuing, net of recoveries (9)	(32.2)	(17.5)	(7.8)
Pension and other postretirement benefit contributions (10)	(78.7)	(68.3)	(68.0)
Net interest payments (11)	(74.7)	(61.0)	(40.5)
Tax payments, net of refunds (12)	(340.3)	(109.0)	(153.3)
Excess tax benefits from share-based compensation (13)	(1.4)	(4.7)	(7.1)
Payments associated with the Cheminova purchase price hedges (14)	(264.8)	—	—
Acquisition legal and professional fees (15)	(60.4)	(32.2)	—
Cash provided (required) by operating activities of continuing operations	$(277.1)	$284.9	$258.3
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2015 was primarily driven by reduced revenue growth in FMC Agricultural Solutions mostly related to Brazil as well as, to a lesser extent, timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. In 2014 and 2013, the change is driven by revenue increases in all three of our segments as well as due to timing of payments.

(3)
The change in 2015 inventory levels is a result of inventory levels being adjusted to take into consideration the change in market conditions mostly in Agricultural Solutions. Inventory levels dropped in 2014 as compared to 2013 primarily due to inventory management programs and lower 2014 FMC Agricultural Solutions sales.

(4)
The change in accounts payable in 2015 is primarily due to timing of payments including inventory reductions activities across the company, particularly as we integrate Cheminova as well as proactively adjusting inventory levels in light of current market conditions. The change in 2014 is consistent with the slightly drop in inventory levels at the end of 2014.

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2015 compared to 2014 and timing of rebate payments.

(6)	The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 7 in our consolidated financial statements included in this Form 10-K for further details.

(9)
Included in our results for each of the years presented are environmental charges for environmental remediation at our operating sites of $21.7 million, $43.7 million and $6.2 million, respectively. The amounts in 2015 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)
Amounts include voluntary contributions to our U.S. defined benefit plan of $65 million, $50 million and $40 million, respectively. In 2015 the amount also includes a lump-sum payout of approximately $5.3 million from our nonqualified pension plan.

(11)
Interest payments from 2014 to 2015 remained fairly constant. Interest payments in 2014 increased over the preceding year primarily due to interest payments under the $400 million of Senior Notes at an interest rate of 4.10% that was issued in November 2013. There were no interest payments under these borrowings in 2013.

(12)
The significant increase in tax payments from 2014 to 2015 is the tax paid on the gain associated with the sale of the discontinued FMC Alkali Chemicals division. The reduction in tax payments from 2013 to 2014 is due to a domestic prepaid tax balance at December 31, 2013 that was applied in first quarter of 2014, thereby reducing tax payments in 2014.

(13)	Amounts are presented as a financing activity in the statement of cash flows, from share-based compensation.

(14)	Represents payments for legal and professional fees associated with the Cheminova acquisition. See also Note 3 to the financial statements including in the Form 10-K for more information.

Cash provided (required) by operating activities of discontinued operations was $(80.6) million, $88.8 million and $70.4 million for 2015, 2014 and 2013, respectively.
The increase of cash required by operating activities of discontinued operations in 2015 is due primarily to divestiture costs associated with the sale of our discontinued FMC Alkali Chemicals business on April 1, 2015. Additionally 2014 and 2013 include a full year of positive cash flows associated with FMC Alkali while 2015 only includes one quarter’s worth due to sale date timing.
The increase in cash provided by operating activities of discontinued operations in 2014 is due to reduced net spending associated with discontinued environmental remediation sites. This reduced spending was slightly offset by increased spending associated with our other discontinued reserve which primarily includes retained legal obligations.
Cash required by investing activities was $1,285.5 million, $190.2 million and $565.3 million for 2015, 2014 and 2013, respectively.
The increase in spending during the twelve months ended December 31, 2015, as compared to the same period in 2014 was due to the Cheminova acquisition on April 21, 2015 for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion
The decrease in spending in 2014, as compared to 2013 was primarily due to the Epax acquisition that was completed in the third quarter of 2013.
Cash provided (required) by investing activities of discontinued operations was $1,634.3 million, $154.9 million and $(87.9) million for 2015, 2014 and 2013, respectively.
Cash provided by investing activities of discontinued operations in 2015 is directly associated with the sale of our discontinued FMC Alkali Chemicals business. These proceeds totaled $1.64 billion. Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our discontinued FMC Peroxygens business which was completed on February 28, 2014. The proceeds from this sale was approximately $200 million. Also included in these investing activities was capital expenditures of these same discontinued operations for historical periods up to the point of sale. The decrease in these capital expenditures in 2015 was due to only one quarter’s worth of Alkali capital expenditures in 2015 compared to a full year’s in 2014. The 2013 period included a full year of capital expenditures for both Alkali and FMC Peroxygens.
Cash provided (required) by financing activities was $(16.7) million, $(349.9) million and $371.2 million in 2015, 2014 and 2013, respectively.
2015 vs. 2014
The change period over period in financing activities is primarily due to the $1.65 billion we borrowed under our previously announced senior unsecured Term Loan facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. Offsetting this borrowing in 2015 was repayments of long-term debt totaling $1.1 billion primarily due to repayments associated with acquired Cheminova long term debt. Additionally short term debt decreased $547 million in 2015 as compared to $140 million in 2014. Additionally in 2014 we paid $98.7 million to noncontrolling interests (primarily to acquire the remaining ownership of our discontinued FMC Alkali Chemicals division) as compared to zero such payments in 2015.
2014 vs. 2013
The change period over period in financing activities is primarily due to significantly lower short-term borrowings in 2014 compared to borrowings in 2013. In 2013, increased borrowings were approximately $889 million compared to repayments in 2014 of $171 million. Additionally during the year ended 2013 we paid approximately $367 million in share repurchases and $90 million to noncontrolling interests (primarily to acquire additional ownership of our discontinued FMC Alkali Chemicals division) compared to approximately $103 million in combined payments in 2014.

2016 Outlook

In 2016, we expect a continued improvement in cash generation. In aggregate, we expect cash basis operating income to increase driven by higher earnings and continued working capital improvements. We also expect lower restructuring and acquisition related integration spending compared to 2015. In 2015, the majority of our tax payments were associated with the taxes associated with the Alkali sale. Excluding these tax payments, we expect higher cash taxes in 2016 as compared to 2015.

Other potential liquidity needs
Our cash needs for 2016, outside of the Cheminova related integration expenses, include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2015 our remaining borrowing capacity under our credit facility was $1,422.4 million (which reflects borrowings under our commercial paper program).
Projected 2016 capital expenditures and expenditures related to contract manufacturers are expected to approximate 2015 levels.
Projected 2016 spending includes approximately $53 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
Our U.S. Pension Plan assets decreased from $1,255.1 million at December 31, 2014 to $1,204.6 million at December 31, 2015 due primarily to additional contributions were more than offset by a decline in stock market performance. Our U.S. Pension Plan assets comprise approximately 95 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. See Note 13 to the consolidated financial statements included within this Form 10-K for details on how we develop our long-term rate of return assumptions. We made contributions of $65 million and $50 million in 2015 and 2014, respectively, and intend to contribute $35 million in 2016. Our contributions in 2014, 2015 and our intended contribution in 2016 are all in excess of the minimum requirements. Our contributions in excess of the minimum requirement are done with the objective of reducing future funding volatility. We do not believe that the additional contribution in 2016 will have a material impact on our current and future liquidity needs. However, volatility of interest rates and equity returns may require greater contributions in the future.
During the year ended December 31, 2015, no shares were repurchased under the publicly announced repurchase program. At December 31, 2015, $250 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
Dividends
On January 21, 2016, we paid dividends aggregating $22.1 million to our shareholders of record as of December 31, 2015. This amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, we paid $86.4 million, $78.1 million and $73.6 million in dividends, respectively.

Commitments
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally Brazilian customers, for their seasonal borrowing. The total of these guarantees was $114.2 million at December 31, 2015. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
Short-term debt consisted of foreign credit lines and commercial paper at December 31, 2015 and 2014. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
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
Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2016	2017	2018	2019	2020 & beyond	Total
Debt maturities (1)	$112.6	$1.8	$1.6	$706.6	$1,340.2	$2,162.8
Contractual interest (2)	64.8	64.7	64.6	58.4	212.6	465.1
Lease obligations (3)	13.4	18.5	18.0	16.5	139.0	205.4
Certain long-term liabilities (4)	4.7	4.7	4.8	5.0	36.3	55.5
Derivative contracts	13.5					13.5
Purchase obligations (5)	20.0	9.0	4.4	—	—	33.4
Total (6)	$229.0	$98.7	$93.4	$786.5	$1,728.1	$2,935.7
 ____________________

(1)	Excluding discounts.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $1.7 million of long-term debt subject to variable interest rates at December 31, 2015. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2015. Variable rates are determined by the market and will fluctuate over time.

(3)	Before sub-lease rental income.

(4)	Obligations associated with our Ewing, NJ and Shanghai, China research and technology centers.

(5)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract and not a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.

(6)
As of December 31, 2015, the liability for uncertain tax positions was $97.1 million. This liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies
See Note 18 to our consolidated financial statements included in this Form 10-K.

Climate Change
As a global corporate citizen, we are concerned about the consequences of climate change and will take prudent and cost effective actions that reduce greenhouse gas emissions to the atmosphere.
FMC is committed to doing its part to address climate change. We have set 2025 goals that we will reduce both energy intensity and Green House Gas (GHG) intensity for our operations by 15% from the 2013 baseline year. In 2015 we divested our Alkali Chemical business which previously accounted for the majority of FMC’s global GHG emissions. The Alkali business is not included in the baseline or reduction targets for the 2025 goals.
But even as we take action to control the release of GHGs, additional warming is anticipated with effects on agricultural production, water availability, rising sea levels, increasingly severe weather events and a lack of biodiversity. We continually assess our manufacturing sites worldwide for these risks and for opportunities to increase energy efficiency. We are assessing sea level rise and storm surge at three of our plants that are within 4 meters of sea level to understand timing of potential impacts and response actions that may need to be taken.
In our product portfolio, we are improving existing products and developing new platforms and technologies that help reduce impacts of climate change. Beyond our products, FMC recognizes that energy consumption throughout our supply chain can impact climate change and product costs. Therefore, we will actively work with our entire value chain -suppliers, contractors, and customers - to improve their energy efficiencies and to reduce their GHG emissions.
We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. In December 2015, 195 Countries at the United Nations Climate Change Conference in Paris reached an agreement to reduce GHGs. It still remains to be seen how and when each of these countries will implement this agreement. The United States Environmental Protection Agency’s Clean Power Plan (Plan) is the US’s centerpiece for meeting its Paris commitment. Implementation of the Plan recently has been stayed by the United States Supreme Court pending appeals. The Plan gives states flexibility to craft their own programs, so the impact to FMC of the Plan, if implemented, is not estimable at this time. At this point our U.S. facilities are not subject to any state or regional greenhouse gas regulation that limits GHG emissions. Some of our foreign operations are subject to national or local energy management or climate change regulation, such as our plant in Denmark that is subject to the EU Emissions Trading Scheme. At present, that plant’s emissions are below its designated cap.
Future GHG regulatory requirements may result in increased costs of energy, additional capital costs for emissions control or new equipment, and/or costs associated with cap and trade or carbon taxes. The costs of complying with possible future climate change requirements are difficult to estimate at this time.

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
Trade receivables consist of amounts owed from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
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

We also hold financing receivables that represent long-term customer receivable balances related to past-due accounts which are not expected to be collected within the current year. Our policy for the review of the allowance for these receivables is consistent with the discussion in the preceding paragraph above on trade receivables. Therefore on an ongoing basis, we continue to evaluate the credit quality of our financing receivables utilizing aging of receivables, collection experience and write-offs, as well as existing economic conditions, to determine if an additional allowance is necessary
Environmental obligations and related recoveries
We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.
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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2015, we determined that no impairment charge to our continuing operations was required.
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
In 2015, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations. We adopted this updates in measuring the December 31, 2015 U.S. defined benefit and post retirement obligations. Adoption of this new projection scale has decreased the benefit obligations at December 31, 2015 by approximately $24 million. The effect of this adoption will be amortized into net periodic benefit cost beginning in 2016.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2015, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 4.50 percent for our U.S. qualified plan, 3.72 percent for our U.S. nonqualified, and 3.97 percent for our U.S. other postretirement benefit plans.
The discount rates used at our December 31, 2015 and 2014 measurement dates for the U.S. qualified plan were 4.50 percent and 4.15 percent, respectively. The effect of the change in the discount rate from 4.15 percent to 4.50 percent at December 31, 2015 resulted in a $56.8 million decrease to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate from 4.95 percent at December 31, 2013 to 4.15 percent at December 31, 2014 resulted in a $11.1 million increase to the 2015 U.S. qualified pension expense.

The change in discount rate from 4.15 percent at December 31, 2014 to 4.50 percent at December 31, 2015 was attributable to an increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2014 and 2015 measurement dates. Using the December 31, 2014 yield curve, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 4.15 percent. Matching our U.S. qualified plan cash flows to a similarly constructed curve reflecting high-yielding bonds available as of December 31, 2015, resulted in a single weighted-average discount rate of approximately 4.50 percent.

Historically, we estimated the service cost and interest cost components of expense using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. On December 31, 2015, we changed the method we used to estimate the service cost and interest cost components of our net periodic benefit cost for our US defined benefit pension plans. We have elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service cost and interest cost. The change does not affect the measurement of our total benefit obligations. We have accounted for this change as a change in estimate prospectively starting in 2016.

In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 8.7 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. Our long-term rate of return for the fiscal year ended December 31, 2015, was 7.25 percent and for years ending December 31, 2014 and 2013 was 7.75 percent.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $76.8 million and $89.6 million at December 31, 2015 and 2014, respectively, and decreased pension and other postretirement benefit costs by $6.4 million, $6.9 million and $5.8 million for 2015, 2014 and 2013, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $85.3 million and, $99.4 million at December 31, 2015 and 2014, respectively, and increased pension and other postretirement benefit cost by $6.5 million, $7.5 million and $6.2 million for 2015, 2014 and 2013, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $5.8 million, $5.2 million and $4.8 million for 2015, 2014 and 2013, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $5.8 million, $5.2 million and $4.8 million for 2015, 2014 and 2013, respectively.
Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 13 to our consolidated financial statements in this Form 10-K.

Income taxes
We have recorded a valuation allowance to reduce deferred tax assets in certain foreign jurisdictions to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future taxable income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
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
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen.
At December 31, 2015, our net financial instrument position was a net liability of $13.4 million compared to a net liability of $92.5 million at December 31, 2014. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2015 and 2014, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Increase	Net Asset / (Liability) Position with 10% Decrease
Net asset/(liability) position at December 31, 2015	$(2.0)	$(1.1)	$(2.9)

Net asset/(liability) position at December 31, 2014	$(7.3)	$(5.3)	$(9.4)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of December 31, 2015 and 2014 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2015 and 2014, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2015	$(11.4)	$24.4	$(47.2)

Net asset/(liability) position at December 31, 2014 (1)	$(85.2)	$91.3	$(261.0)
______________

(1)	Includes the unrealized loss on hedging the purchase price of Cheminova as of December 31, 2014. See "Cheminova Acquisition
Hedge Costs" in Note 3 to the consolidated financial statements included in this Form 10-K.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2015 and 2014, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2015 is composed of 56 percent fixed-rate debt and 44 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, commercial paper program, Credit Facility, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2015, a one percentage point increase in interest rates would have increased gross interest expense by $9.6 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $3.3 million for the year ended December 31, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Year Ended December 31,
	2015	2014	2013
Revenue	$3,276.5	$3,258.7	$3,130.7
Costs and Expenses
Costs of sales and services	2,201.1	2,047.8	1,929.8

Gross Margin	1,075.4	1,210.9	1,200.9

Selling, general and administrative expenses	737.9	589.8	496.1
Research and development expenses	143.7	126.3	115.6
Restructuring and other charges (income)	244.0	56.4	50.5
Business separation costs	—	23.6	—
Total costs and expenses	3,326.7	2,843.9	2,592.0
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	(50.2)	414.8	538.7
Equity in (earnings) loss of affiliates	0.2	(0.2)	(0.8)
Interest income	(1.3)	(0.2)	(0.2)
Interest expense	81.4	51.4	36.5
Income (loss) from continuing operations before income taxes	(130.5)	363.8	503.2
Provision for income taxes	47.4	56.2	131.6
Income (loss) from continuing operations	(177.9)	307.6	371.6
Discontinued operations, net of income taxes	676.4	14.5	(63.6)
Net income	498.5	322.1	308.0
Less: Net income attributable to noncontrolling interests	9.5	14.6	14.1
Net income attributable to FMC stockholders	$489.0	$307.5	$293.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(187.4)	$298.2	$365.1
Discontinued operations, net of income taxes	676.4	9.3	(71.2)
Net income attributable to FMC stockholders	$489.0	$307.5	$293.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.40)	$2.23	$2.69
Discontinued operations	5.06	0.07	(0.53)
Net income attributable to FMC stockholders	$3.66	$2.30	$2.16
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.40)	$2.22	$2.68
Discontinued operations	5.06	0.07	(0.52)
Net income attributable to FMC stockholders	$3.66	$2.29	$2.16
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2015	2014	2013
Net Income	$498.5	$322.1	$308.0
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(97.3)	(76.5)	0.1
Reclassification of foreign currency translations losses	—	49.6	—
Total foreign currency translation adjustments (1)	(97.3)	(26.9)	0.1

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $0.4, ($.8) and ($2.1)	0.7	3.1	(4.9)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($2.7) ($0.6) and $0.1	(3.0)	(0.9)	0.3
Total derivative instruments, net of tax of ($2.3), ($1.4) and ($2.0)	(2.3)	2.2	(4.6)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of ($16.1), $70.9 and $103.9 (2)	(26.4)	(173.3)	174.0
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $23.2, $12.9 and $21.8 (3)	44.1	22.3	35.9
Total pension and other postretirement benefits, net of tax of $7.1, $83.8 and $125.7	17.7	(151.0)	209.9

Other comprehensive income (loss), net of tax	(81.9)	(175.7)	205.4
Comprehensive income	$416.6	$146.4	$513.4
Less: Comprehensive income attributable to the noncontrolling interest	9.1	12.8	12.5
Comprehensive income attributable to FMC stockholders	$407.5	$133.6	$500.9
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for the twelve months ended December 31, 2014 includes the reclassification to net income due to the divestiture of our FMC Peroxygens business. See Note 9 within these consolidated financial statements for more information.

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

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$78.6	$109.5
Trade receivables, net of allowance of $13.9 in 2015 and $37.2 in 2014 (1)	1,851.4	1,602.5
Inventories	800.2	607.6
Prepaid and other current assets	241.7	188.8
Deferred income taxes	—	222.7
Current assets of discontinued operations held for sale	—	203.3
Total current assets	2,971.9	2,934.4
Investments	2.5	5.5
Property, plant and equipment, net	1,016.4	930.0
Goodwill	776.1	352.5
Other intangibles, net	837.0	246.9
Other assets including long-term receivables, net	435.1	255.1
Deferred income taxes	286.9	200.1
Noncurrent assets of discontinued operations held for sale	—	401.5
Total assets	$6,325.9	$5,326.0
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$112.6	$525.2
Accounts payable, trade and other	403.6	378.3
Advance payments from customers	249.9	190.2
Accrued and other liabilities	337.6	407.2
Accrued customer rebates	256.1	236.0
Guarantees of vendor financing	67.2	50.2
Accrued pension and other postretirement benefits, current	6.4	12.7
Income taxes	19.9	22.2
Current liabilities of discontinued operations held for sale	—	88.4
Total current liabilities	$1,453.3	$1,910.4
Long-term debt, less current portion	2,036.3	1,138.9
Accrued pension and other postretirement benefits, long-term	194.2	238.7
Environmental liabilities, continuing and discontinued	281.8	209.9
Deferred income taxes	173.2	51.3
Noncurrent liabilities of discontinued operations held for sale	—	4.7
Other long-term liabilities	278.8	208.1
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2015 or 2014	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2015 and 2014; 185,983,792 issued shares in 2015 and 2014	18.6	18.6
Capital in excess of par value of common stock	417.7	401.9
Retained earnings	3,385.0	2,984.5
Accumulated other comprehensive income (loss)	(457.3)	(375.8)
Treasury stock, common, at cost: 52,328,015 shares in 2015 and 52,666,121 shares in 2014	(1,498.3)	(1,498.7)
Total FMC stockholders’ equity	$1,865.7	$1,530.5
Noncontrolling interests	42.6	33.5
Total equity	1,908.3	1,564.0
Total liabilities and equity	$6,325.9	$5,326.0

(1)    A portion of the allowance was reclassified to long-term at December 31, 2015. See Note 8 for detail.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2015	2014	2013
Cash provided (required) by operating activities of continuing operations:
Net income	$498.5	$322.1	$308.0
Discontinued operations	(676.4)	(14.5)	63.6
Income (loss) from continuing operations	$(177.9)	$307.6	$371.6
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	115.7	93.5	88.0
Equity in (earnings) loss of affiliates	0.2	(0.2)	(0.7)
Restructuring and other charges (income)	244.0	56.4	50.5
Deferred income taxes	19.9	(57.8)	15.3
Pension and other postretirement benefits	49.2	29.6	62.3
Share-based compensation	15.4	14.8	14.2
Excess tax benefits from share-based compensation	(1.4)	(4.7)	(7.1)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	140.9	(274.7)	(382.2)
Guarantees of vendor financing	11.4	22.3	(3.6)
Inventories	78.3	36.2	2.4
Accounts payable	(292.5)	(16.2)	44.8
Advance payments from customers	60.6	11.3	35.9
Accrued customer rebates	11.0	34.3	63.4
Income taxes	(285.9)	12.7	(16.1)
Pension and other postretirement benefit contributions	(78.7)	(68.3)	(68.0)
Environmental spending, continuing, net of recoveries	(32.2)	(17.5)	(7.8)
Restructuring and other spending	(34.9)	(9.5)	(9.9)
Change in other operating assets and liabilities, net (1)	(120.2)	115.1	5.3
Cash provided (required) by operating activities of continuing operations	(277.1)	284.9	258.3
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(17.9)	(9.8)	(31.0)
Other activities of discontinued operations held for sale	(37.9)	132.8	120.1
Payments of other discontinued reserves, net of recoveries	(24.8)	(34.2)	(18.7)
Cash provided (required) by operating activities of discontinued operations	(80.6)	88.8	70.4
____________________

(1)
The 2015 change is impacted by a $99.6 million reduction in the Cheminova acquisition hedge liability and the non-cash Cheminova inventory fair value amortization of $57.8 million. Total cash payments during the year ended December 31, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.2 million that were accrued and paid within the period.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2015	2014	2013
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(108.5)	$(182.2)	$(165.0)
Proceeds from disposal of property, plant and equipment	1.9	0.2	2.1
Acquisitions, net of cash acquired	(1,205.1)	—	(339.6)
Proceeds from sale of investments	66.4	27.5	—
Other investing activities	(40.2)	(35.7)	(62.8)
Cash provided (required) by investing activities of continuing operations	(1,285.5)	(190.2)	(565.3)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestiture	1,649.8	199.1	—
Other discontinued investing activities	(15.5)	(44.2)	(87.9)
Cash provided (required) by investing activities of discontinued operations	1,634.3	154.9	(87.9)
Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	—	—	(130.0)
Increase (decrease) in short-term debt	(547.3)	(139.6)	613.3
Proceeds from borrowing of long-term debt	1,650.0	3.0	410.5
Financing fees	—	(10.5)	(4.0)
Repayments of long-term debt	(1,036.6)	(34.6)	(4.9)
Acquisitions of noncontrolling interests	—	(95.7)	(80.0)
Distributions to noncontrolling interests	—	(3.0)	(9.9)
Dividends paid (2)	(86.4)	(78.1)	(73.6)
Issuances of common stock, net	5.9	8.6	10.7
Excess tax benefits from share-based compensation	1.4	4.7	7.1
Contingent consideration paid	—	—	(1.0)
Repurchases of common stock under publicly announced program	—	—	(359.9)
Other repurchases of common stock	(3.7)	(4.7)	(7.1)
Cash provided (required) by financing activities	(16.7)	(349.9)	371.2
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(2.2)	(0.6)
Increase (decrease) in cash and cash equivalents	(30.9)	(13.7)	46.1
Cash and cash equivalents, beginning of period	109.5	123.2	77.1
Cash and cash equivalents, end of period	$78.6	$109.5	$123.2
____________________

(2)	See Note 15 regarding quarterly cash dividend.
Cash paid for interest, net of capitalized interest was $74.7 million, $61.0 million and $40.5 million, and income taxes paid, net of refunds was $340.3 million, $109.0 million and $153.3 million in December 31, 2015, 2014 and 2013, respectively. Accrued additions to property, plant and equipment at December 31, 2015, 2014 and 2013 were $23.3 million, $27.5 million and $45.4 million respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2012	$18.6	$481.9	$2,536.5	$(408.9)	$(1,147.8)	$74.5	$1,554.8
Net income			293.9			14.1	308.0
Stock compensation plans		14.5			11.6		26.1
Excess tax benefits from share-based compensation		7.1					7.1
Shares for benefit plan trust					0.7		0.7
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				209.9			209.9
Net hedging gains (losses) and other, net of income tax				(4.6)			(4.6)
Foreign currency translation adjustments				1.7		(1.6)	0.1
Dividends ($0.54 per share)			(73.1)				(73.1)
Repurchases of common stock					(367.0)		(367.0)
Noncontrolling interests associated with an acquisition (1)		(55.2)				(24.8)	(80.0)
Distributions to noncontrolling interests						(9.9)	(9.9)
Balance December 31, 2013	$18.6	$448.3	$2,757.3	$(201.9)	$(1,502.5)	$52.3	$1,572.1
Net income			307.5			14.6	322.1
Stock compensation plans		16.0			7.6		23.6
Excess tax benefits from share-based compensation		4.7					4.7
Shares for benefit plan trust					0.9		0.9
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				(151.0)			(151.0)
Net hedging gains (losses) and other, net of income tax				2.2			2.2
Foreign currency translation adjustments				(25.1)		(1.8)	(26.9)
Dividends ($0.60 per share)			(80.3)				(80.3)
Repurchases of common stock					(4.7)		(4.7)
Noncontrolling interests associated with an acquisition (1)		(67.1)				(28.6)	(95.7)
Distributions to noncontrolling interests						(3.0)	(3.0)
Balance December 31, 2014	$18.6	$401.9	$2,984.5	$(375.8)	$(1,498.7)	$33.5	$1,564.0
Net income			489.0			9.5	498.5
Stock compensation plans		14.4			6.3		20.7
Excess tax benefits from share-based compensation		1.4					1.4
Shares for benefit plan trust					(2.2)		(2.2)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				17.7			17.7
Net hedging gains (losses) and other, net of income tax				(2.3)			(2.3)
Foreign currency translation adjustments				(96.9)		(0.4)	(97.3)
Dividends ($0.66 per share)			(88.5)				(88.5)
Repurchases of common stock					(3.7)		(3.7)
Balance December 31, 2015	$18.6	$417.7	$3,385.0	$(457.3)	$(1,498.3)	$42.6	$1,908.3
____________________

(1)	See Note 15 for more detail.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements

Note 1: Principal Accounting Policies and Related Financial Information
Nature of operations. We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. The FMC Health and Nutrition segment focuses on nutritional ingredients, health excipients, and functional health ingredients. Nutritional ingredients are used to enhance texture, color, structure and physical stability. Health excipients are used for binding, encapsulation and disintegrant applications. Functional health ingredients are used as active ingredients in nutraceutical and pharmaceutical markets. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymer and chemical synthesis application.
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
Discontinued operations and reclassifications. In February 2015, our FMC Alkali Chemicals division ("ACD") was classified as a discontinued operation. For more information on discontinued operations see Note 9. As a result, our FMC Minerals segment, which previously included our FMC Alkali Chemicals and FMC Lithium divisions, was renamed FMC Lithium. We have recast all the data within this filing to reflect the changes in our reportable segments to conform to the current year presentation and to present ACD as a discontinued operation retrospectively for all periods presented. In addition, certain other prior year amounts have been reclassified to conform with the current year's presentation.
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
Trade receivables, net of allowance. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable is $13.9 million and $37.2 million as of December 31, 2015 and 2014, respectively. The allowance for long-term financing receivables is $29.2 million at December 31, 2015. The provision to the allowance for receivables charged against operations was $5.9 million, $8.7 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

FMC CORPORATION
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
Capitalized interest. We capitalized interest costs of $7.8 million in 2015, $8.0 million in 2014 and $4.6 million in 2013. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
We have mining operations in our lithium business and we have legal reclamation obligations relate to these facilities upon closure of the mines. Also, we have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2015 and 2014. We have also determined that the liability for certain AROs cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these AROs, when sufficient information exists to estimate a range of potential settlement dates.
The carrying amounts for the AROs for the years ended December 31, 2015 and 2014 are $1.7 million and $1.7 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheet.
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
Capitalized software. We capitalize the costs of internal use software in accordance with accounting literature which generally requires the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to 10 years. See Note 20 for the net unamortized computer software balances.
Goodwill and intangible assets. Goodwill and other indefinite life intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessment, conducted in 2015, we did not record any goodwill impairments and we believe that the fair value of our reporting units with goodwill substantially exceeds their carrying value. In 2015, we recorded indefinite life intangible impairments of $19.6 million. These amounts were associated with our Seal Sands facility in Health and Nutrition as well as events within Agricultural Solutions related to Cheminova integration and restructuring activities. These items are discussed further in Note 7. We did not record goodwill or indefinite life intangible impairments to continuing operations in 2014 and 2013.
Finite-lived intangible assets consist primarily of patents, access rights, customer relationships, brands, registration rights, industry licenses, developed formulations and other intangibles and are being amortized over periods of five to 25 years. See Note 4 for additional information on goodwill and intangible assets and Note 7 for additional information on the indefinite life intangible impairments.
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
Research and Development. Research and development costs are expensed as incurred. In-process research and development acquired as part of asset acquisitions, which include license and development agreements, are expensed as incurred and included as a component of “Restructuring and other charges (income).”
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

We record remeasurement gains and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the income statement as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See “Derivative financial instruments” below and Note 17.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
We have identified FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, acquisition related costs, non-operating pension and postretirement charges, and other income and expense items. Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 7.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date).  We are evaluating the effect the guidance will have on our consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  We are evaluating the effect the guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This new standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not impact inventory measured using last-in, first-out. We are required to adopt this standard in the first quarter of 2017 and early adoption is permitted. We believe the adoption will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We intend to adopt this standard for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Recently adopted accounting guidance
In November 2015 the FASB issued ASU 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet.  The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  We have adopted this ASU as of December 31, 2015 and prior periods have not been adjusted to reflect this adoption.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments associated with business combinations. This new guidance does not change what constitutes a measurement period adjustment. We have adopted this guidance prospectively beginning in the third quarter of 2015. For more information on the measurement period adjustments recorded during 2015, see Note 3.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. As permitted under the guidance, we have adopted this Standard at December 31, 2015 and have reclassified all prior periods to be consistent with the requirements as outlined in the ASU. The impact of the prior period reclassification was a $14.5 million reduction of Other assets on our consolidated balance sheet and a corresponding reduction in long-term debt as of December 31, 2014.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This new standard changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. We are required to adopt this standard in the first quarter of 2016 but under the rules have elected to adopt as part of year end 2015. We have evaluated the effect that ASU 2015-02 had on our consolidated financial statements and have determined that there was no impact upon adoption.
In April 2014, the FASB issued its updated guidance on the financial reporting of discontinued operations. This new standard changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the this guidance, only

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, expanded disclosures about discontinued operations would be required to provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This guidance impacts disclosures within an entity's financial statements and notes to the financial statements. We have adopted this guidance prospectively beginning in 2015.

Note 3: Acquisitions

2015 Acquisitions:
Cheminova A/S
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100% of the outstanding equity of Cheminova A/S, a Denmark Aktieselskab ("Cheminova") from Auriga Industries A/S, a Denmark Aktieselskab for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion (the “Acquisition”). The Acquisition was funded with the October 10, 2014 term loan which was secured for the purposes of the Acquisition. See Note 11 for more information.
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition. The acquisition of Cheminova broadens our supply capabilities and strengthen our geographic footprint, particularly in Europe.

Preliminary Purchase Price Allocation
The acquisition of Cheminova has been accounted for under the U.S. GAAP business combinations accounting guidance, and as such we have applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the Acquisition date using primarily Level 2 and Level 3 inputs (see Note 17 for an explanation of Level 2 and 3 inputs). These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information. The allocation is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustment since our initial preliminary estimates reported in our second quarter 2015 Form 10-Q were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment and income taxes payable. These decreases were offset by increases in current and long-term asset and liabilities, intangible assets and deferred income taxes. The cumulative effect of all measurement-period adjustments resulted in an increase to recognized goodwill of approximately $55 million.
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of trade receivables, inventories, property, plant and equipment, intangible assets, legal reserves, contingent liabilities, including uncertain tax positions, deferred tax assets and liabilities as well as other assets and liabilities. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for Cheminova and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables	$493.3
Inventories (1)	374.8
Other current assets	53.6
Property, plant & equipment	186.4
Intangible assets (2)
Customer relationships	294.1
Brands	362.8
In-process research & development	1.4
Goodwill (3)	448.5
Other assets	85.2
Total fair value of assets acquired	2,300.1

Short-term debt	140.5
Other current liabilities	430.3
Environmental reserves	47.2
Long-term debt (4)	273.1
Deferred tax liabilities	165.1
Other liabilities	38.8
Total fair value of liabilities assumed	1,095.0

Total cash paid, less cash acquired	$1,205.1
____________________

(1)
The Fair value of finished goods inventory acquired included a step-up in the value of approximately $57.8 million, of which all was expensed in 2015 and included in "Cost of sales and services" on the consolidated income statement.

(2)	The weighted average useful life of the acquired finite-lived intangibles, which primarily represents customer relationships, is approximately 20 years.

(3)	Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. None of the acquired goodwill will be deductible for income tax purposes.

(4)
Long-term debt assumed primarily consisted of mortgage debt and borrowings under existing Cheminova credit facilities. As of December 31, 2015 the principal borrowings under this assumed debt has been settled using the borrowing under the October 10, 2014 term loan.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings used to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the twelve month period below exclude acquisition-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

	Year ended December 31,
(in Millions)	2015	2014
Pro forma Revenue	$3,638.5	$4,484.4
Pro forma Diluted earnings per share	$4.99	$3.01

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Acquisition-related charges
Pursuant to U.S. GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Year ended December 31
(in Millions)	2015	2014
Acquisition-related charges
Legal and professional fees (1)	$60.4	$32.2
Inventory fair value amortization (2)	57.8	—
(Gain)/loss on hedging purchase price (3)	172.1	99.6
Total Acquisition-related charges	$290.3	$131.8
Restructuring charges and asset disposals
Cheminova restructuring	118.3	—
Total Cheminova restructuring charges (4)	$118.3	$—
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employee related costs and integration related legal and professional third-party fees. On the consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.”

(2)	On the consolidated statements of income (loss), these charges are included in “Costs of sales and services.”

(3)
See "Cheminova Acquisition Hedge Costs" below for more information on these charges. On the consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.”

(4)	See Note 7 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the consolidated statements of income (loss).

Cheminova Acquisition Hedge Costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of $8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK $5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015 (the acquisition close date), we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK $8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to April 21, 2015 the USD strengthened against the DKK by approximately 21 percent to an exchange rate of USD $1.00 to DKK $6.96. The strengthening of the USD against the DKK results in a lower USD purchase price for Cheminova. Partially offsetting this was a mark-to-market net loss settlement on the FX forward contracts of $172.1 million in 2015 and $99.6 million in 2014.

2014 Acquisitions:
Noncontrolling interest purchase:
In October 2014 we purchased the remaining 6.25% ownership interest from the last remaining non-controlling interest holder in a legal entity within our discontinued FMC Alkali Chemicals division. See Note 15 for more information.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Noncontrolling interest purchase:
In 2013, we completed the purchase of additional ownership interest in a legal entity our within our discontinued FMC Alkali Chemicals division. See Note 15 for more information.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2015 and 2014, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2013	$31.0	$358.4	$—	$389.4
Foreign currency adjustments	—	(36.9)	—	(36.9)
Balance, December 31, 2014	$31.0	$321.5	$—	$352.5
Acquisitions	448.5	—	—	448.5
Foreign currency adjustments	—	(24.9)	—	(24.9)
Balance, December 31, 2015	$479.5	$296.6	$—	$776.1

Our fiscal year 2015 annual goodwill impairment test was performed during the third quarter ended September 30, 2015. We determined no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2015.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Our intangible assets, other than goodwill, consist of the following:

		December 31, 2015			December 31, 2014
(in Millions)	Weighted avg. useful life at December 31, 2015	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	19 years	$435.5	$(40.8)	$394.7	$152.8	$(22.5)	$130.3
Patents	3 years	2.2	(0.3)	1.9	1.7	(0.1)	1.6
Brands (1)	11 years	14.2	(2.7)	11.5	1.2	(0.6)	0.6
Purchased and licensed technologies	11 years	71.0	(29.5)	41.5	74.3	(24.5)	49.8
Other intangibles	29 years	3.5	(2.2)	1.3	3.6	(2.4)	1.2
		$526.4	$(75.5)	$450.9	$233.6	$(50.1)	$183.5

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$384.7		$384.7	$63.4		$63.4
In-process research & development	1.4		1.4	—		—
	$386.1		$386.1	$63.4		$63.4
Total intangible assets	$912.5	$(75.5)	$837.0	$297.0	$(50.1)	$246.9
____________________

(1)	Represents trademarks, trade names and know-how.

At December 31, 2015, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
FMC Agricultural Solutions	$379.8	$371.0
FMC Health and Nutrition	70.0	15.1
FMC Lithium	1.1	—
Total	$450.9	$386.1

	Year ended December 31,
(in Millions)	2015	2014	2013
Amortization Expense	$22.7	$11.0	$9.7
The estimated pre-tax amortization expense for each of the five years ending December 31, 2016 to 2020 is $29.5 million, $28.9 million, $28.9 million, $28.7 million and $28.4 million, respectively.

Note 5: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2015	2014
Finished goods	$350.0	$281.1
Work in process	275.4	242.6
Raw materials, supplies and other	335.6	248.3
FIFO inventory	961.0	772.0
Less: Excess of FIFO cost over LIFO cost	(160.8)	(164.4)
Net inventories	$800.2	$607.6
Approximately 29% and 38% of our inventories in 2015 and 2014, respectively were recorded on the LIFO basis.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	December 31, 2015	December 31, 2014
Land and land improvements	$101.9	$61.4
Buildings	320.4	269.7
Machinery and equipment	1,171.9	1,064.8
Construction in progress	190.4	222.8
Total cost	1,784.6	1,618.7
Accumulated depreciation	(768.2)	(688.7)
Property, plant and equipment, net	$1,016.4	$930.0
Depreciation expense was $74.1 million, $67.0 million, and $56.6 million in 2015, 2014 and 2013, respectively.

Note 7: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges included in the respective line items of the Consolidated Statements of Income:

	Year Ended December 31,
(in Millions)	2015	2014	2013
Restructuring Charges and Asset Disposals	$217.7	$17.2	$12.2
Other Charges (Income), Net	26.3	39.2	38.3
Total Restructuring and Other Charges	$244.0	$56.4	$50.5

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova Restructuring	23.5	2.7	92.1	118.3
Health and Nutrition Restructuring	6.5	1.0	86.1	93.6
Other Items	6.0	(0.2)	—	5.8
Year ended December 31, 2015	$36.0	$3.5	$178.2	$217.7
Health and Nutrition Restructuring	10.1	0.7	3.1	13.9
Other Items	0.5	2.6	0.2	3.3
Year ended December 31, 2014	$10.6	$3.3	$3.3	$17.2
Lithium Restructuring	2.8	4.4	1.9	9.1
Other Items	1.8	0.9	0.4	3.1
Year ended December 31, 2013	$4.6	$5.3	$2.3	$12.2
____________________

(1)	Represents severance and employee benefit charges.

(2)
Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2015 Restructuring Activities
Cheminova Restructuring
On April 21, 2015 we completed the acquisition of Cheminova. See Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we implemented a restructuring plan. The restructuring plan includes workforce reductions, relocation of current operating locations, lease termination fees and fixed asset accelerated depreciation as well as fixed asset disposal charges at several of our FMC Agricultural Solutions' facilities. Included within these actions was the decision to exit our generic crop protection business in Brazil, Consagro Agroquimica Ltda. (Consagro).
Consagro Crop Protection Business
On September 10, 2015, we entered into a definitive agreement to sell our generic crop protection business in Brazil, Consagro, to Atanor do Brazil Ltda., the Brazilian subsidiary of Albaugh, LLC. The sale of Consagro is part of our broad strategy to focus our portfolio of valued-added products, especially with the addition of the Cheminova product line in Brazil. This sale was completed in the fourth quarter of 2015 and resulted in $31.9 million of cash proceeds. The proceeds from the sale are included within "Proceeds from sale of investments" on the consolidated statement of cash flows. As a result of the sale, we recorded a loss of $64.5 million representing the carrying value of the assets less the net proceeds and the costs of selling the business.
Health and Nutrition Restructuring
In 2014 our FMC Health and Nutrition segment implemented a plan to restructure a portion of its operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our FMC Health and Nutrition facilities. In 2015, these restructuring activities continued with the mothballing of our Seal Sands UK facility as well as the sale of our pectin manufacturing business.
Seal Sands
Our Seal Sands facility was acquired as part of the EPAX acquisition for the manufacture of specific pharmaceutical  Omega-3-Active Pharmaceutical Ingredients (API's) which would compete as a generic alternative to the prescription Lovaza drug.  This facility started operations in 2014, and during both 2014 and 2015 was used for productions of these generic Lovaza alternatives.  However, since the start of the operations, the dynamics of the Lovaza market have changed dramatically as several generic players have penetrated the market sooner  than originally expected, and growth overall has slowed as the category has become mature.  In the fourth quarter of 2015, given the lack of demand for these Omega-3 products, we took action and mothballed the site.
As a result of this decision, we accelerated the depreciation of the remaining carrying value of the site to its salvage value over its remaining expected use period.  Since we believe the expected use period is limited, these accelerated depreciation charges were all incurred in the fourth quarter of 2015 and no further accelerated depreciation charges are expected in 2016.  These accelerated depreciation charges totaled approximately $45.8 million. Additionally, we wrote off stranded inventory at the site which totaled approximately $14.4 million.  As a result of the mothballing decision, this inventory had no other outlets and cannot be able to be reworked elsewhere and therefore became impaired as a result of these events.
Finally, the decisions noted above resulted in the need for us to re-test for impairment the EPAX indefinite-lived intangible asset.  As a result of that test, an impairment charge of $10.3 million was recognized associated with this indefinite lived asset.
Pectin
As part of our Health and Nutrition Restructuring we changed our strategy for pectin shifting our focus from the manufacture of standard grade pectin to concentrate on higher-value, more specialized solutions for our customers. To accomplish our goals under this new strategy on September 11, 2015, we completed the sale of our pectin manufacturing business, located in Milazzo, Italy, to Cargill, Inc (Cargill). The sale resulted in approximately $7.0 million in proceeds and a loss on sale of $11.9 million in December 31, 2015. The proceeds from the sale are included within "Proceeds from sale of investment/business" on the Consolidated Statement of Cash Flows. The loss of $11.9 million was comprised of net assets sold of $18.9 million which primarily included property, plant and equipment and trade working capital (i.e., trade receivables and payables as well as inventory). In connection with the sale we entered into a customary transitional services agreement with Cargill to provide for the orderly separation of the business. We provided these services to Cargill for three months after closing. We also entered into an arm's-length supply agreement with Cargill, which provides us with more efficient and flexible sourcing on a broad range of both standard and specialty pectin grades.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/13 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/14 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/15 (4)
Cheminova Restructuring	$—	$—	$—	$—	$—	$26.2	$(18.1)	$0.6	$8.7
Health and Nutrition Restructuring	—	10.8	(6.2)	—	4.6	7.5	(10.2)	1.0	2.9
Other Workforce Related and Facility Shutdowns (1)	3.1	3.1	(3.2)	—	3.0	5.8	(6.5)	1.3	3.6
Restructuring activities related to discontinued operations (5)	3.0	2.3	(3.3)	0.7	2.7	(2.2)	(0.1)	—	0.4
Total	$6.1	$16.2	$(12.7)	$0.7	$10.3	$37.3	$(34.9)	$2.9	$15.6
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment or intangible balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the consolidated balance sheets.

(5)
Cash spending associated with restructuring activities of discontinued operations is reported within "Payments of other discontinued reserves, net of recoveries" on the consolidated statements of cash flows.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2015	2014	2013
Environmental charges, net	$21.7	$43.7	$6.2
Argentina Devaluation	10.7	—	—
Belchim Crop Protection sale	(26.6)	(26.6)	—
Other items, net	20.5	22.1	32.1
Other Charges (Income), Net	$26.3	$39.2	$38.3
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 10 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Argentina Devaluation
On December 17, 2015 the Argentina government initiated actions to significantly devalue its currency.  These actions created an immediate loss associated with the impacts of the remeasurement of our local balance sheet at the date of the devaluation. The loss was attributable to Lithium and Agricultural Solutions operations. Because of the severity of the event and its immediate impact to our operations in the country, the charge associated with the remeasurement was included within restructuring and other charges in our consolidated income statement.
Belchim Crop Protection Sale
During 2015 we sold our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). Prior to and subsequent to the sale, Belchim was accounted for as a cost method investment. The gain on the sale was $26.6 million.
In 2014 we sold the first portion of our ownership interest in Belchim. Belchim was previously accounted for as a cost method investment. The gain on the sale from the first portion was also $26.6 million.
The cash proceeds from the sale in 2015 and 2014 of $27.5 million and $27.5 million, respectively, are included within "Proceeds from sale of investment/business" on the Consolidated Statement of Cash Flows.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other, net
During 2015, 2014 and 2013 our FMC Agricultural Solutions segment entered into collaboration and license agreements with various third parties for the purposes of obtaining certain technology and intellectual property rights relating to compounds still under development.  The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.  We entered in two, such arrangements in 2015, one in 2014 and three in 2013.

Note 8: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2014 and 2015.

(in Millions)
Balance, December 31, 2013	30.1
Additions — charged to expense	8.7
Other	(1.6)
Balance, December 31, 2014	37.2
Additions — charged to expense	5.9
Transfer to long-term allowance (see below)	(29.2)
Balance December 31, 2015	$13.9

The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $90.6 million as of December 31, 2015. These long-term customer receivable balances and the corresponding allowance are included in Other assets on the consolidated balance sheet. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on the estimated timing of collection.

A portion of these long-term receivables have payment contracts. We have no reason to believe payments will not be made based upon the credit quality of these customers.  Additionally, we also hold significant collateral against these customers including rights to property or other assets as a form of credit guarantee. If the customer does not pay or gives indication that they will not pay, these guarantees allow us to start legal action to block the sale of the customer’s harvest. On an ongoing basis, we continue to evaluate the credit quality of our financing receivables using aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an additional allowance is necessary.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2015.

(in Millions)
Balance, December 31, 2014	—
Transfer from allowance for doubtful accounts (see above)	29.2
Net Recoveries and write- offs	—
Balance December 31, 2015	$29.2

Note 9: Discontinued Operations
FMC Alkali:
On April 1, 2015, we completed the sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds and in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) for the year ended December 31, 2015.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In connection with the sale we entered into a customary transitional services agreement with Tronox to provide for the orderly separation of the business and transition of various functions and processes. These services will be provided to Tronox for up to 12 months after closing. These services include information technology services, human resource and facility services among other services, while Tronox assumes the operations of ACD.
The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue	$194.0	$779.0	$744.1
Costs of sales and services	149.2	614.9	604.6

Income (loss) from discontinued operations before income taxes (1)	1,096.1	121.2	112.7
Provision for income taxes	379.0	17.3	17.0
Total discontinued operations of FMC ACD, net of income taxes	$717.1	$103.9	$95.7
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$5.2	$7.6
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$717.1	$98.7	$88.1
____________________

(1)
For the years ended December 31, 2015, 2014 and 2013, respectively, amounts include approximately zero, $5.9 million and $8.7 million attributable to noncontrolling interests, $2.2 million, $8.3 million and $5.9 million of allocated interest expense, $15.0 million, $9.0 million and zero of divestiture related charges, respectively as well as a $5.3 million pension curtailment charge in 2015. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table presents the major classes of assets and liabilities of FMC Alkali Chemicals:

(in Millions)	December 31, 2014
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$203.3
Property, plant & equipment (1)	378.6
Other non-current assets (1)	22.9
Total assets of discontinued operations held for sale	$604.8
Liabilities
Current liabilities of discontinued operations held for sale	(88.4)
Noncurrent liabilities of discontinued operations held for sale (1)	(4.7)
Total liabilities of discontinued operations held for sale	$(93.1)
Net Assets	$511.7
____________________

(1)	Presented as "Noncurrent assets\liabilities of discontinued operations held for sale" on the consolidated balance sheet as of December 31, 2014.

In addition to our discontinued FMC Alkali Chemicals division, our discontinued operations in our financial statements includes adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2015	2014	2013
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $1.0, $0.6 and $0.2, respectively (3)	$(1.1)	$(4.0)	$(16.1)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $16.7, $16.4 and $14.2, respectively (1)	(28.8)	(36.7)	(23.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $6.3, $8.4 and $5.5, respectively (2)	(10.8)	(14.3)	(9.0)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of zero, ($23.7) and $25.1, respectively	—	(34.4)	(111.1)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of ($379), ($17.3) and ($17.0), respectively	717.1	103.9	95.7
Discontinued operations, net of income taxes	$676.4	$14.5	$(63.6)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 10.

(2)	Includes a gain of $13.9 million in 2013 associated with an insurance recovery related to previously discontinued operations legal matters. No such gain existed in 2015 or 2014.

(3)	See roll forward of our restructuring reserves in Note 7.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reserves for Discontinued Operations at December 31, 2015 and 2014

(in Millions)	December 31,
	2015	2014
Workers’ compensation and product liability reserve	$6.1	$6.8
Postretirement medical and life insurance benefits reserve, net	9.3	10.0
Reserves for legal proceedings	30.7	36.5
Reserve for discontinued operations (1)	$46.1	$53.3
____________________

(1)	Included in “Other long-term liabilities” on the consolidated balance sheets. Also refer to Note 7 for discontinued restructuring reserves and Note 10 for discontinued environmental reserves.
The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $7.6 million ($4.1 million after-tax) and $6.5 million ($3.5 million after-tax) at December 31, 2015 and 2014, respectively. The estimated net pre-tax actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2016 are $1.4 million and $0.3 million, respectively.
Net, spending in 2015, 2014 and 2013 was $0.8 million, $0.8 million and $0.9 million, respectively, for workers’ compensation, product liability and other claims; $1.1 million, $1.1 million and $0.9 million, respectively, for other postretirement benefits; and $22.9 million, $23.0 million and $8.8 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $348.2 million and $296.2 million, respectively, before recoveries, existed at December 31, 2015 and 2014.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $230 million at December 31, 2015. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2012 to December 31, 2015.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2012	$216.0
2013
Provision	48.2
Spending, net of recoveries	(59.5)
Net Change	(11.3)
Total environmental reserves, net of recoveries at December 31, 2013	$204.7

2014
Provision	106.2
Spending, net of recoveries	(42.4)
Transfer from asset retirement obligations	16.9
Foreign currency translation adjustments	(1.1)
Net Change	79.6
Total environmental reserves, net of recoveries at December 31, 2014	$284.3

2015
Provision	66.9
Spending, net of recoveries	(57.0)
Acquisitions (see Note 3)	47.2
Foreign currency translation adjustments	(0.5)
Net Change	56.6
Total environmental reserves, net of recoveries at December 31, 2015	$340.9

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2015 and 2014, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total recorded recoveries from December 31, 2013 to December 31, 2015:

(in Millions)	December 31, 2013	Increase in Recoveries	Cash Received	December 31, 2014	Increase in Recoveries	Cash Received	December 31, 2015
Environmental liabilities, continuing and discontinued	$21.0	$1.2	$10.3	$11.9	$(0.5)	$4.1	$7.3
Other assets (1)	35.5	9.4	15.0	29.9	(0.3)	6.9	22.7
Total	$56.5	$10.6	$25.3	$41.8	$(0.8)	$11.0	$30.0
______________

(1)	The amounts are included within “Prepaid and other current assets" and "Other assets" on the consolidated balance sheets. See Note 20 for more details.

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2015	2014
Environmental reserves, current, net of recoveries (1)	$59.1	$74.4
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	281.8	209.9
Total environmental reserves, net of recoveries	$340.9	$284.3
______________

(1)	These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year ended December 31,
(in Millions)	2015	2014	2013
Continuing operations (1)	$21.7	$43.7	$6.2
Discontinued operations (2)	45.5	53.1	37.3
Net environmental provision	$67.2	$96.8	$43.5
______________

(1)
Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income.  See Note 7. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(2)	Recorded as a component of “Discontinued operations, net" on our consolidated statements of income. See Note 9.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year ended December 31,
(in Millions)	2015	2014	2013
Environmental reserves (1)	$66.9	$106.2	$48.2
Other assets (2)	0.3	(9.4)	(4.7)
Net environmental provision	$67.2	$96.8	$43.5
______________

(1)	See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.

(2)	Represents certain environmental recoveries. See Note 20 for details of "Other assets" as presented on our consolidated balance sheets.

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
The amount of the reserve for this site was $44.9 million and $68.6 million at December 31, 2015 and 2014, respectively.
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
The finding by the Shoshone-Bannock Tribal Appellate Court in May 2014 does not impact our reserves for the period ended December 31, 2015. Having now exhausted the Tribal administrative and judicial process, in November 2014 we filed an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The amount of the reserve for this site is $40.1 million and $44.9 million at December 31, 2015 and 2014, respectively. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.
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
One site where FMC is listed as a PRP is the Portland Harbor Superfund Site (“Portland Harbor”), that includes the river and sediments of a 12 mile section of the lower reach of the Willamette River in Portland, Oregon that runs through an industrialized area. Portland Harbor is listed on the NPL. FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this business. When the EPA determines the cleanup remedy from the RI/FS conducted during the last decade at the site, it will issue a ROD. Currently, FMC and 70 other parties including the current owner of the former FMC site are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. The EPA is expected to develop a ROD by 2017. It is anticipated that the cleanup activities will begin within one year of the issuance of the ROD.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 11: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2015	2014	2013
Domestic	$(186.7)	$27.4	$174.4
Foreign	56.2	336.4	328.8
Total	$(130.5)	$363.8	$503.2
The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2015	2014	2013
Current:
Federal (1)	$(52.6)	$65.7	$44.3
Foreign	78.5	43.4	66.2
State	1.6	4.9	5.8
Total current	$27.5	$114.0	$116.3
Deferred:
Federal	23.0	(37.5)	25.4
Foreign	(1.0)	(21.1)	(18.0)
State	(2.1)	0.8	7.9
Total deferred	$19.9	$(57.8)	$15.3
Total	$47.4	$56.2	$131.6
____________________

(1)
The gain from the sale of our discontinued Alkali business created an overall domestic taxable income position. The loss from continuing operations is reducing current taxes payable in the current year and as such is presented as a reduction to current tax expense.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2015	2014
Reserves for discontinued operations, environmental and restructuring	$132.8	$111.1
Accrued pension and other postretirement benefits	64.3	70.4
Alternative minimum, foreign tax and other credit carryforwards	25.8	7.4
Net operating loss carryforwards	161.1	143.0
Deferred expenditures capitalized for tax	24.2	34.2
Other	190.8	266.2
Deferred tax assets	$599.0	$632.3
Valuation allowance, net (1)	(272.5)	(125.3)
Deferred tax assets, net of valuation allowance	$326.5	$507.0
Property, plant and equipment, net	212.8	138.2
Deferred tax liabilities	$212.8	$138.2
Net deferred tax assets	$113.7	$368.8
____________________

(1)
The change in the net valuation allowance was principally related to operations within our Agricultural Solutions business in Brazil driven by unfavorable market conditions and currency impacts experienced in the latter half of 2015.

(2)	The increase in our Intangibles, property, plant and equipment deferred tax liabilities was primarily related to the acquisition of Cheminova.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP accounting guidance requires that companies assess whether valuation allowances should be established against their

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

During 2015, our Agricultural Solutions business in Brazil experienced significant current and cumulative losses driven by unfavorable market conditions and currency impacts. Considering the current year losses, available tax planning strategies, and unfavorable projections of operating performance expected for 2016, the Company concluded that sufficient positive evidence to realize its net deferred tax assets in Brazil was not available as of December 31, 2015 and therefore established valuation allowances in the amount of $106.5 million.
At December 31, 2015, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $24.5 million (tax-effected) expiring in future years through 2035, foreign net operating loss carryforwards of $136.6 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $6.2 million expiring in various future years.
The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2015	2014	2013
U.S. Federal statutory rate	(45.7)	127.3	176.1
Foreign earnings subject to different tax rates	(81.7)	(83.9)	(69.6)
State and local income taxes, less federal income tax benefit	(1.0)	4.2	13.7
Manufacturer's production deduction and miscellaneous tax credits	(9.0)	(6.4)	(5.0)
Tax on intercompany dividends and deemed dividends for tax purposes	12.6	10.7	3.7
Changes to unrecognized tax benefits	9.9	5.5	5.2
Nondeductible expenses	7.8	6.3	2.5
Change in valuation allowance	178.7	1.0	—
Exchange gains and losses (1)	(20.2)	(7.2)	—
Other	(4.0)	(1.3)	5.0
Total Tax Provision	47.4	56.2	131.6

(1)     Includes adjustments for transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable losses in foreign jurisdictions for which there is no corresponding amount in income before income taxes.

The material factors contributing to the reduction in income from continuing operations experienced in 2015 were Cheminova acquisition related charges incurred by our domestic operations, reduced results in our Agricultural Solutions business, primarily in Brazil, as well as significant restructuring charges. The statutory tax rates in the jurisdictions where these charges were incurred are similar to the U.S. Federal statutory rate; therefore, the reduction in income from continuing operations did not significantly impact the tax benefit disclosed above for foreign earnings subject to different tax rates. Earnings from operations located in jurisdictions with lower tax rates than the U.S. Federal statutory rate, such as Ireland and Hong Kong, were generally consistent in 2015 compared to 2014. From 2013 to 2014, earnings from operations in Hong Kong increased, driving the increase in favorable foreign rate differential between those years. The tax rate for 2015 as compared to prior years was unfavorably impacted by a material increase in valuation allowances in our Agricultural Solutions business, primarily in Brazil.

Unremitted earnings of foreign subsidiaries for which we have not provided taxes approximate $1,787.4 million. We have not provided taxes for these earnings given that our intention, as of December 31, 2015, is to indefinitely reinvest such earnings in

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

the respective existing foreign operations. We have not provided deferred tax liabilities for basis differences in investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. A liability may arise in the future if our intention to indefinitely reinvest such earnings were to change, however it is not practical to estimate the income tax liability that may be incurred.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2015, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2012-2015 and 2004-2015, respectively. Our significant foreign jurisdictions, which total 17, are open for examination and adjustment during varying periods from 2005-2015.
As of December 31, 2015, we had total unrecognized tax benefits of $97.1 million, of which $31.5 million would favorably impact the effective tax rate if recognized. As of December 31, 2014, we had total unrecognized tax benefits of $45.9 million, of which $11.1 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2015, 2014 and 2013, we recognized interest and penalties of $2.0 million, $1.0 million, and $2.1 million, respectively, in the consolidated statements of income. As of December 31, 2015 and 2014, we have accrued interest and penalties in the consolidated balance sheets of $5.2 million and $3.2 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for gross unrecognized tax benefits will decrease within the next 12 months by a range of $2.5 million to $3.7 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2015	2014	2013
Balance at beginning of year	$45.9	$35.5	$21.8
Increases related to positions taken in the current year	21.4	9.6	15.1
Increases for tax positions on acquisitions	25.1	—	(1.3)
Increases related to positions taken on items from prior years	7.4	1.5	—
Decreases related to positions taken on items from prior years	(2.7)	—	(0.1)
Settlements during the current year	—	(0.7)	—
Balance at end of year (1)	$97.1	$45.9	$35.5
____________________

(1)
At December 31, 2015, 2014, and 2013 we recognized an offsetting non-current deferred tax asset of $65.5 million, $34.8 million, and $28.7 million respectively, relating to specific uncertain tax positions presented above.

Note 12: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2015	2014
Short-term foreign debt (1)	$87.2	$36.6
Commercial paper (2)	23.9	486.6
Total short-term debt	$111.1	$523.2
Current portion of long-term debt	1.5	2.0
Short-term debt and current portion of long-term debt	$112.6	$525.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________

(1)
At December 31, 2015, the average effective interest rate on the borrowings was 8.30%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

(2)	At December 31, 2015, the average effective interest rate on the borrowings was 0.70%.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2015		December 31,
	Interest Rate Percentage	Maturity Date	2015	2014
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2021-2035	$141.5	$141.5
Senior notes (less unamortized discount of $1.7 and $1.9, respectively)	3.95-5.2%	2019-2024	998.3	998.1
Term Loan Facility	1.6%	2020	900.0	—
Credit Facility (1)	2.9%	2019	—	—
Foreign debt	0-9.3%	2016-2024	9.9	15.8
Debt issuance cost			(11.9)	(14.5)
Total long-term debt			$2,037.8	$1,140.9
Less: debt maturing within one year			1.5	2.0
Total long-term debt, less current portion			$2,036.3	$1,138.9
____________________

(1)
Letters of credit outstanding under the Credit Facility totaled $53.7 million and available funds under this facility were $1,422.4 million at December 31, 2015 (which reflects borrowings under our commercial paper program).

Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2015, are $1.5 million in 2016, $1.8 million in 2017, $1.6 million in 2018, $706.6 million in 2019, $496.2 million in 2020 and $843.9 million thereafter.
Covenants
Among other restrictions, the Credit Facility and Term Loan Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2015 was 3.8 which is below the maximum leverage of 4.5. During 2016, the maximum leverage ratio will step down in accordance with the provisions of the Credit Facility and the Term Loan Facility. Our actual interest coverage for the four consecutive quarters ended December 31, 2015 was 7.6 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2015.

Term Loan Facility
On April 21, 2015 we borrowed $1.65 billion under our previous announced senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova and to pay costs, fees and expenses incurred in connection with the acquisition and the Term Loan Facility. At December 31, 2015, $900 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali division (see Note 9) was used to pay down the initial borrowings.
The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of one percent; and the Eurocurrency rate for a one-month period plus one percent.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
(in Millions, except for percentages)	December 31,
Following are the weighted average assumptions used to determine the benefit obligations at December 31:	2015	2014
Discount rate qualified	4.50%	4.15%
Discount rate nonqualified plan	3.72%	4.15%
Discount rate other benefits	3.97%	4.15%
Rate of compensation increase	3.60%	3.60%

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2015	2014	2015	2014
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,569.0	$1,315.2	$26.4	$23.5
Service cost	13.0	17.3	—	0.1
Interest cost	61.0	62.3	0.9	1.0
Actuarial loss (gain)	(81.7)	261.3	(2.5)	1.0
Amendments	1.5	3.3	(2.0)	3.4
Foreign currency exchange rate changes	(8.9)	(12.0)	—	—
Plan participants’ contributions	—	—	2.1	6.1
Settlements	(16.3)	(8.5)	—	—
Transfer of liabilities from continuing to discontinued operations	—	—	(1.0)	—
Curtailments	(5.4)	—	—	—
Benefits paid	(79.7)	(69.9)	(3.9)	(8.7)
Projected benefit obligation at December 31	$1,452.5	$1,569.0	$20.0	$26.4
Change in plan assets
Fair value of plan assets at January 1	$1,344.9	$1,285.4	$—	$—
Actual return on plan assets	(40.5)	83.2	—	—
Foreign currency exchange rate changes	(8.2)	(11.1)	—	—
Company contributions	76.9	65.8	1.8	2.6
Plan participants’ contributions	—	—	2.1	6.1
Settlements	(22.4)	(8.5)	—	—
Benefits paid	(79.7)	(69.9)	(3.9)	(8.7)
Fair value of plan assets at December 31	$1,271.0	$1,344.9	$—	$—
Funded Status
U.S. plans with assets	$(135.3)	$(167.6)	$—	$—
U.S. plans without assets	(37.5)	(40.2)	(20.0)	(26.4)
Non-U.S. plans with assets	(4.8)	(7.4)	—	—
All other plans	(3.9)	(8.9)	—	—
Net funded status of the plan (liability)	$(181.5)	$(224.1)	$(20.0)	$(26.4)
Amount recognized in the consolidated balance sheets:
Pension other asset (2)	$—	$0.7	$—	$—
Accrued benefit liability (3)	(181.5)	(224.8)	(20.0)	(26.4)
Total	$(181.5)	$(224.1)	$(20.0)	$(26.4)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)	Included in “Other assets” on the consolidated balance sheets.

(3)	Recorded as "Accrued pension and other postretirement benefits, current and long-term" on the consolidated balance sheets.

(4)
In 2015, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations. Adoption of this new projection scale has decreased the U.S. defined benefit obligations by approximately $24 million at December 31, 2015.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2015	2014	2015	2014
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:
Prior service (cost) credit	$(3.6)	$(7.7)	$(0.6)	$(3.3)
Net actuarial (loss) gain	(495.5)	(512.9)	10.4	10.4
Accumulated other comprehensive income (loss) – pretax	$(499.1)	$(520.6)	$9.8	$7.1
Accumulated other comprehensive income (loss) – net of tax	$(314.0)	$(329.5)	$6.1	$4.4
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The accumulated benefit obligation for all pension plans was $1,404.9 million and $1,495.0 million at December 31, 2015 and 2014, respectively.

(in Millions)	December 31,
Information for pension plans with projected benefit obligation in excess of plan assets	2015	2014
Projected benefit obligations	$1,458.5	$1,544.7
Accumulated benefit obligations	1,414.2	1,475.6
Fair value of plan assets	1,277.0	1,319.9

(in Millions)	December 31,
Information for pension plans with accumulated benefit obligation in excess of plan assets	2015	2014
Projected benefit obligations	$1,441.4	$1,544.8
Accumulated benefit obligations	1,399.4	1,475.6
Fair value of plan assets	1,261.2	1,319.9
Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
(in Millions)	2015	2014	2015	2014
Current year net actuarial loss (gain)	$58.8	$262.1	$(2.5)	$0.9
Current year prior service cost (credit)	1.5	3.3	(2.1)	3.4
Amortization of net actuarial (loss) gain	(54.7)	(30.5)	1.2	1.6
Amortization of prior service (cost) credit	(0.8)	(1.9)	(0.1)	(0.1)
Recognition of prior service cost due to curtailment	(4.8)	—	(0.5)	—
Transfer of actuarial (loss) gain from continuing to discontinued operations	—	—	1.3	—
Curtailment (loss)	(5.4)	—	—	—
Settlement (loss)	(8.9)	(4.2)	—	—
Foreign currency exchange rate changes on the above line items	(7.2)	(3.6)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(21.5)	$225.2	$(2.7)	$5.8
Total recognized in other comprehensive (income) loss, after taxes	$(15.4)	$145.1	$(1.7)	$3.6
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2016 are $41.2 million and $0.7 million, respectively. The estimated net actuarial gain and prior service cost for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2016 will be $(1.0) million and $0.1 million.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	4.95%	4.15%	4.15%	4.95%	4.15%
Expected return on plan assets	7.25%	7.75%	7.75%	—	—	—
Rate of compensation increase	3.60%	3.60%	3.40%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$13.0	$17.3	$22.0	$—	$0.1	$0.1
Interest cost	61.0	62.3	57.7	0.9	1.0	1.0
Expected return on plan assets	(88.9)	(86.3)	(78.0)	—	—	—
Amortization of prior service cost	0.8	1.9	2.1	0.1	0.2	—
Amortization of net actuarial and other (gain) loss	54.6	30.5	51.9	(1.2)	(1.6)	(1.9)
Recognized (gain) loss due to curtailments (2)	4.8	—	—	0.5	—	—
Recognized (gain) loss due to settlement	8.9	4.2	7.4	—	—	—
Net annual benefit cost	$54.2	$29.9	$63.1	$0.3	$(0.3)	$(0.8)
___________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)	The Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the consolidated statements of income (loss).

Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 7.25 percent for December 31, 2015 and 7.75 percent for the years ended December 31, 2014 and 2013. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 8.7 percent over the last 20 years (which is in excess of comparable market indices for the same period) and other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.0 percent, is between 8.6 percent and 10.5 percent for equities, and between 5.5 percent and 8.3 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2015, by asset category, is 80 percent to 90 percent equity securities, 10 percent to 20 percent fixed income investments and zero to five percent cash and other short-term investments.
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

(in Millions)	12/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$62.4	$62.4	$—	$—
Equity securities:
Common stock	742.1	742.1	—	—
Preferred stock	0.3	0.3	—	—
Mutual funds and other investments (1)	277.8	187.9	89.9	—
Fixed income investments:
Investment contracts	174.0	—	174.0	—
Mutual funds	9.8	9.8	—	—
Corporate debt instruments	1.2	1.2	—	—
Government debt	2.5	2.5	—	—
Other investments
Real estate/property	0.8	—	—	0.8
Other	0.1	—	—	0.1
Total assets	$1,271.0	$1,006.2	$263.9	$0.9
(in Millions)	12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$54.1	$54.1	$—	$—
Equity securities:
Common stock	799.8	799.8	—	—
Preferred stock	3.0	3.0	—	—
Mutual funds and other investments (1)	286.9	198.3	88.6	—
Fixed income investments:
Investment contracts	185.5	—	184.8	0.7
Mutual funds	9.9	9.9	—	—
Corporate debt instruments	0.9	0.9	—	—
Government debt	3.9	3.9	—	—
Other investments
Real estate/property	0.8	—	—	0.8
Other	0.1	—	—	0.1
Total assets	$1,344.9	$1,069.9	$273.4	$1.6
____________________

(1)
As of December 31, 2015 and 2014 we have $89.9 million and $88.6 million, respectively, of investments in certain funds where the net asset value reported by the underlying funds approximates the fair value. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

The change in the value of plan assets using significant unobservable inputs (Level 3) for all periods presented was not material.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2015	2014
U.S. qualified pension plan	$65.0	$50.0
U.S. nonqualified pension plan	7.8	10.8
Non-U.S. plans	4.1	4.9
Other postretirement benefits, net of participant contributions	1.8	2.6
Total	$78.7	$68.3
We expect our voluntary cash contributions to our U.S. qualified pension plan to be $35 million in 2016.
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments (in Millions)
(in Millions)	Pension Benefits	Other Benefits
2016	$84.6	2.0
2017	86.8	1.9
2018	86.4	1.8
2019	87.8	1.8
2020	88.9	1.7
2021-2025	$451.1	7.3
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2015, and our other postretirement benefit obligation at December 31, 2015.
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to five percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of five percent of the employee’s eligible compensation. Charges against income for all contributions were $8.9 million in 2015, $11.4 million in 2014, and $11.8 million in 2013.

Note 14: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 29.0 million of which approximately 5.6 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2015. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including awards (currently restricted stock units only) to be made to directors under the Plan.
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
At December 31, 2015 and 2014, there were restricted stock units representing an aggregate of 168,634 shares and 140,656 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2015	2014	2013
Stock Option Expense, net of taxes of $2.4, $2.2 and $2.4 (1)	$4.1	$3.8	$4.2
Restricted Stock Expense, net of taxes of $3.3, $3.3 and $3.1 (2)	5.6	5.5	5.5
Total Stock Compensation Expense, net of taxes of $5.7, $5.5 and $5.5 (3)	$9.7	$9.3	$9.7
____________________

(1)	We applied an estimated forfeiture rate of four percent per stock option grant in the calculation of the expense.

(2)	We applied an estimated forfeiture rate of two percent of outstanding grants in the calculation of the expense.

(3)
This expense is classified as selling, general and administrative expense in our consolidated statements of income. Total stock compensation expense, net of tax, of $0.6 million, $1.4 million, and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in the Discontinued operations, net of income taxes in the Consolidated Statements of Income.

We received $5.9 million, $8.6 million and $10.7 million in cash related to stock option exercises for the years ended December 31, 2015, 2014 and 2013, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2015, 2014 and 2013 came from treasury shares.
For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. The excess tax benefits for the years ended December 31, 2015, 2014 and 2013 totaled $1.4 million, $4.7 million and $7.1 million, respectively.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2015, 2014 and 2013 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on our common stock.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Black Scholes valuation assumptions for stock option grants:

	2015	2014	2013
Expected dividend yield	0.95%	0.74%	0.91%
Expected volatility	40.95%	41.96%	42.10%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.74%	2.01%	1.29%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $24.68, $30.01 and $23.32 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2015:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2012 (932 shares exercisable)	2,239	6.5 years	$30.69	$62.3
Granted	339		59.47
Exercised	(462)		23.20	18.1
Forfeited	(58)		42.75
December 31, 2013 (948 shares exercisable)	2,058	5.9 years	$36.76	$79.6
Granted	253		72.66
Exercised	(313)		27.76	14.0
Forfeited	(67)		51.15
December 31, 2014 (1,023 shares exercisable and 1,903 shares expected to vest or be exercised)	1,931	5.5 years	$42.46	$32.7
Granted	408		63.37
Exercised	(213)		27.77	6.6
Forfeited	(55)		62.38
December 31, 2015 (1,200 shares exercisable and 2,073 shares expected to vest or be exercised)	2,071	5.6 years	$47.52	$8.7

The number of stock options indicated in the above table as being exercisable as of December 31, 2015, had an intrinsic value of $8.7 million, a weighted-average remaining contractual term of 3.8 years, and a weighted-average exercise price of $35.13.
As of December 31, 2015, we had total remaining unrecognized compensation cost related to unvested stock options of $8.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2015:

Number of Awards in Thousands	Number of awards	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	704	$38.29
Granted	150	58.95
Vested	(326)	31.76
Forfeited	(5)	51.61
Nonvested at December 31, 2013	523	$49.07
Granted	129	71.92
Vested	(203)	46.06
Forfeited	(21)	57.40
Nonvested at December 31, 2014	428	$57.86
Granted	223	60.22
Vested	(190)	49.06
Forfeited	(25)	64.27
Nonvested at December 31, 2015	436	$57.36
As of December 31, 2015, we had total remaining unrecognized compensation cost related to unvested restricted awards of $10.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.8 years.

Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2012	185,983,792	48,313,414
Stock options and awards	—	(753,389)
Repurchases of common stock, net	—	5,538,078
December 31, 2013	185,983,792	53,098,103
Stock options and awards	—	(431,982)
Repurchases of common stock, net	—	—
December 31, 2014	185,983,792	52,666,121
Stock options and awards	—	(338,106)
December 31, 2015	185,983,792	52,328,015

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2012	$(27.0)	$(1.5)	$(380.4)	$(408.9)
2013 Activity
Other comprehensive income (loss) before reclassifications	1.7	(4.9)	174.0	$170.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	35.9	$36.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(25.3)	$(6.1)	$(170.5)	$(201.9)
2014 Activity
Other comprehensive income (loss) before reclassifications	(74.7)	3.1	(173.3)	$(244.9)
Amounts reclassified from accumulated other comprehensive income (loss)	49.6	(0.9)	22.3	$71.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications	(96.9)	0.7	(26.4)	$(122.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	44.1	$41.1

Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
____________________

(1)	See Note 17 for more information.

(2)	See Note 13 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)			Affected Line Item in the Consolidated Statements of Income
	Year ended December 31,
(in Millions)	2015	2014	2013

Foreign Currency translation adjustments:
Divestiture of FMC Peroxygens (3)	—	(49.6)	—	Discontinued operations, net of income taxes
Derivative instruments:
Foreign currency contracts	$43.0	$3.0	$(0.1)	Costs of sales and services
Energy contracts	(4.8)	1.4	(0.6)	Costs of sales and services
Foreign currency contracts	(32.5)	(2.9)	0.5	Selling, general and administrative expenses
Other contracts	—	—	(0.2)	Interest expense, net
Total before tax	$5.7	$1.5	(0.4)
	(2.7)	(0.6)	0.1	Provision for income taxes
Amount included in net income	$3.0	$0.9	(0.3)

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.9)	$(2.1)	$(2.0)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(52.2)	(28.9)	(48.3)	Selling, general and administrative expenses
Recognized loss due to settlement	(14.2)	(4.2)	(7.4)	Selling, general and administrative expenses
Total before tax	$(67.3)	$(35.2)	$(57.7)
	23.2	12.9	21.8	Provision for income taxes
Amount included in net income	$(44.1)	$(22.3)	$(35.9)

Total reclassifications for the period	$(41.1)	$(71.0)	$(36.2)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated statements of income.

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

Noncontrolling interest purchase
In 2013 we purchased an additional 6.25 percent ownership interest in a legal entity within our discontinued FMC Alkali Chemicals division for $80.0 million from one of two remaining noncontrolling interest holders. In 2014 we purchased the remaining 6.25 percent ownership interest from the last remaining non-controlling interest holder of a legal entity within our discontinued FMC Alkali Chemicals division for $95.7 million. See Note 9 for subsequent disposal of this division in 2015.
Dividends and Share Repurchases
On January 21, 2016, we paid dividends totaling $22.1 million to our shareholders of record as of December 31, 2015. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, we paid $86.4 million, $78.1 million and $73.6 million in dividends, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We did not repurchase any shares under the publicly announced repurchase program. At December 31, 2015, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the year ended December 31, 2015, we had a net loss from continuing operations attributable to FMC stockholders. As such, all 1.7 million shares were potential common shares were excluded from Diluted EPS. For the years ended December 31, 2014 and 2013 there were 386 thousand and 374 thousand, respectively, of potential common shares excluded from Diluted EPS.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2015	2014	2013
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(187.4)	$298.2	$365.1
Discontinued operations, net of income taxes	676.4	9.3	(71.2)
Net income	$489.0	$307.5	$293.9
Less: Distributed and undistributed earnings allocable to restricted award holders	—	(0.9)	(1.6)
Net income allocable to common stockholders	$489.0	$306.6	$292.3

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.40)	$2.23	$2.69
Discontinued operations	5.06	0.07	(0.53)
Net income	$3.66	$2.30	$2.16

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.40)	$2.22	$2.68
Discontinued operations	5.06	0.07	(0.52)
Net income	$3.66	$2.29	$2.16

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,696	133,327	135,209
Weighted average additional shares assuming conversion of potential common shares	—	955	928
Shares – diluted basis	133,696	134,282	136,137

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,214.0 million and $1,773.2 million and the carrying amount is $2,148.9 million and $1,664.1 million as of December 31, 2015 and December 31, 2014, respectively.
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
Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2015 and December 31, 2014, we had no such swap agreements in place.
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
We recognize all derivatives on the balance sheet at fair value. On the date we enter into the derivative instrument, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in AOCI changes in the fair value of derivatives that are designated as and meet all the required criteria for, a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of December 31, 2015, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $6.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2016. At December 31, 2015, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $505.2 million.
As of December 31, 2015, we had current open commodity contracts in AOCI in a net after-tax loss position of $1.3 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At December 31, 2015, we had 2.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $7.4 million of net after-tax losses, representing both open foreign currency exchange contracts and open commodity contracts, approximately $7.4 million of these losses would be realized in earnings during the twelve months ending December 31, 2016, and zero of net losses would be realized subsequent to December 31, 2016, if spot rates in the future are consistent with forward rates as of December 31, 2015. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

Derivatives Not Designated As Hedging Instruments
We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1.8 billion at December 31, 2015.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2015 and 2014.

	December 31, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.1	$5.2	$11.3	$(11.3)	$—
Energy contracts	—	—	—	—	—
Total derivative assets (1)	6.1	5.2	11.3	(11.3)	—

Foreign exchange contracts	(15.4)	(7.3)	(22.7)	11.3	(11.4)
Energy contracts	(2.0)	—	(2.0)	—	(2.0)
Total derivative liabilities (2)	(17.4)	(7.3)	(24.7)	11.3	(13.4)

Net derivative assets/(liabilities)	$(11.3)	$(2.1)	$(13.4)	$—	$(13.4)

	December 31, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$17.1	$15.1	$32.2	$(3.6)	$28.6
Energy contracts	0.3	—	0.3	(0.3)	—
Other contracts	—	—	—	—	—
Total derivative assets (1)	17.4	15.1	32.5	(3.9)	28.6

Foreign exchange contracts	(17.4)	(100.0)	(117.4)	3.6	(113.8)
Energy contracts	(7.6)	—	(7.6)	0.3	(7.3)
Total derivative liabilities (2)	(25.0)	(100.0)	(125.0)	3.9	(121.1)

Net derivative assets/(liabilities)	$(7.6)	$(84.9)	$(92.5)	$—	$(92.5)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Contracts (2)
(in Millions)	Foreign exchange	Energy	Other	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2012	$0.7	$(1.0)	$(1.2)	$(1.5)
2013 Activity
Unrealized hedging gains (losses) and other, net of tax	(8.0)	0.7	2.4	(4.9)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(0.2)	0.4	0.1	0.3
	(8.2)	1.1	2.5	(4.6)

Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(7.5)	$0.1	$1.3	$(6.1)
2014 Activity
Unrealized hedging gains (losses) and other, net of tax	6.9	(3.8)	—	3.1
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	—	(0.9)	—	(0.9)
	6.9	(4.7)	—	2.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(0.6)	$(4.6)	$1.3	$(3.9)
2015 Activity
Unrealized hedging gains (losses) and other, net of tax	0.4	0.4	(0.1)	0.7
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(5.9)	2.9	—	(3.0)
	(5.5)	3.3	(0.1)	(2.3)

Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(6.1)	$(1.3)	$1.2	$(6.2)
____________________

(1)	Amounts are included in “Cost of sales and services” and "Interest expense" on the consolidated statements of income.

(2)	For the years ended December 31, 2015, 2014 and 2013, there was no material ineffectiveness with regard to cash flow hedges.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2015	2014	2013
Foreign Exchange contracts	Cost of Sales and Services	$(47.9)	$(2.9)	$11.2
	Selling, general & administrative (2)	(172.1)	(99.6)	—
Total		$(220.0)	$(102.5)	$11.2
____________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent loss on the Cheminova acquisition hedge. See Note 3 within these consolidated financial statements more information.

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

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$—	$—	$—	$—
Derivatives – Foreign exchange (1)	—	—	—	—
Other (2)	25.4	25.4	—	—
Total Assets	$25.4	$25.4	$—	$—

Liabilities
Derivatives – Commodities: (1)
Energy contracts	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	11.4	—	11.4	—
Other (3)	—	—	—	—
Total Liabilities	$13.4	$—	$13.4	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2015 and 2014. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	Year ended December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2015)
Assets
Long-lived assets associated with Health and Nutrition activities (1)	$35.4	$—	$—	$35.4	$(70.5)
Total Assets	$35.4	$—	$—	$35.4	$(70.5)
____________________

(1)
We recorded charges, within our FMC Health and Nutrition segment, to write down the value of certain long-lived assets of approximately $70.5 million to salvage value in the case of fixed assets and fair value in the case of indefinite lived intangible assets. See Note 7 within these consolidated financial statements for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	Year ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2014)
Assets
Long-lived assets associated with exit activities (1)	—	—	—	—	(3.1)
Total Assets	$—	$—	$—	$—	$(3.1)
____________________

(1)
We recorded charges, within our FMC Health and Nutrition segment, to write down to zero the value of certain long-lived assets to related to our FMC Health and Nutrition restructuring as they have no future use. See Note 7 within these consolidated financial statements for more information.

Note 18: Guarantees, Commitments and Contingencies
Guarantees
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2015. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$67.2
Guarantees of vendor financing- long term (1)	25.7
Other debt guarantees (2)	21.3
Total	$114.2
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This amount is recorded on the consolidated balance sheets as “Guarantees of vendor financing.”

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commitments
Leases
We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Our capital leases primarily relate to our two research and technology centers in the U.S. and China. Our capital lease asset balances (net of accumulated amortization of $2.0 million and $1.4 million), which are classified as buildings within our property, plant and equipment on our consolidated balance sheets, were $28.1 million and $28.7 million as of December 31, 2015 and 2014, respectively. Amortization of capital lease assets is included within depreciation expense. See Note 20 within these consolidated financial statements for obligations associated with our capital leases.

	Year ended December 31,
(in Millions)	2015	2014	2013
Operating leases rent expense	$18.4	$23.2	$24.2

	Future Minimum Lease Payments
(in Millions)	Operating Leases	Capital Leases
2016	$13.4	$4.7
2017	$18.5	$4.7
2018	$18.0	$4.8
2019	$16.5	$4.9
2020	$15.2	$5.0
Thereafter	$123.8	$31.4

Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $33.4 million. Since the majority of our minimum obligations under these contracts are over the life of the contract a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
Contingencies
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. On May 21, 2015, the ECJ issued its decision, upholding the jurisdiction of the German court. The case is now back before the German judge. We filed a motion to dismiss the proceedings in September 2015. We do not anticipate a response by the court until the second quarter of 2016. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Canadian antitrust actions. In 2005, after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. The case was largely dormant while the Canadian Supreme Court considered, in different litigation, whether indirect purchasers may recover overcharges in antitrust actions. In October 2013 the Court ruled that such recovery is permissible. The Court has approved, the plaintiffs' request have now moved to dismiss certain downstream purchasers (those who purchased products that contain hydrogen peroxided or were made using hydrogen peroxide) from the case and to reduce the class period to November 1, 1998 through December 31, 2003 - thereby eliminating six of the eleven years of the originally certified class period. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.
Asbestos claims. Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations.
We intend to continue managing these asbestos-related cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated. Our experience has been that the overall trends in asbestos litigation have changed over time. Over the last several years, we have seen changes in the jurisdictions where claims against FMC are being filed and changes in the mix of products named in the various claims. Because these claim trends have yet to form a predictable pattern, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 19: Segment Information

(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue (1)
FMC Agricultural Solutions	$2,252.9	$2,173.8	$2,145.7
FMC Health and Nutrition	785.5	828.2	762.0
FMC Lithium	238.1	256.7	223.0
Total	$3,276.5	$3,258.7	$3,130.7
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$363.9	$497.8	$539.0
FMC Health and Nutrition	194.7	187.9	169.5
FMC Lithium	23.0	27.2	12.0
Segment operating profit	$581.6	$712.9	$720.5
Corporate and other	(62.4)	(71.4)	(82.4)
Operating profit before the items listed below	519.2	641.5	638.1
Interest expense, net	(80.1)	(51.2)	(36.3)
Restructuring and other (charges) income (2)	(244.0)	(56.4)	(50.5)
Non-operating pension and postretirement (charges) income (3)	(35.3)	(10.5)	(38.1)
Business separation cost (4)	—	(23.6)	—
Acquisition related charges (5)	(290.3)	(136.0)	(10.0)
(Provision) benefit for income taxes	(47.4)	(56.2)	(131.6)
Discontinued operations, net of income taxes	676.4	14.5	(63.6)
Net income attributable to noncontrolling interests	(9.5)	(14.6)	(14.1)
Net income attributable to FMC stockholders	$489.0	$307.5	$293.9
____________________

(1)
Our FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium segments each have one product line group, and therefore net sales to external customers within each of those segments are included in the table above.

(2)	See Note 7 for details of restructuring and other charges (income). Below provides the detail the charges (income) by segment:

	Year Ended December 31
(in Millions)	2015	2014	2013
FMC Agricultural Solutions	$(123.7)	$4.5	$(32.6)
FMC Health and Nutrition	(93.8)	(14.1)	(1.0)
FMC Lithium	(2.7)	—	(9.0)
Corporate	(23.8)	(46.8)	(7.9)
Restructuring and other (charges) income	$(244.0)	$(56.4)	$(50.5)

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

(4)
Charges are associated with the previously planned separation of FMC Corporation into two independent public companies. On September 8, 2014, we announced that we would no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the acquisition of Cheminova; see Note 3 within these consolidated financial statements for more information. These charges are included within "Business separation costs" on our consolidated income statement. These costs were

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

primarily related to professional fees associated with separation activities within the finance and legal functions through September 8, 2014.

(5)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions and costs incurred associated with the divestiture of our FMC Alkali Chemicals division. Amounts represent the following:

	Twelve Months Ended
	December 31,
(in Millions)	2015	2014	2013
Acquisition related charges - Cheminova
Legal and professional fees (1)	$60.4	$32.2	$—
Unrealized loss/(gain) on hedging purchase price (1)	172.1	99.6	—
Inventory fair value step-up amortization (2)	57.8	—	—

Acquisition related charges - Epax
Legal and professional fees (1)	—	—	4.8
Inventory fair value step-up amortization (2)	—	4.2	5.2
Acquisition/divestiture related charges	$290.3	$136.0	$10.0
____________________
(1)    On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses”.
(2)    On the consolidated statements of income, these charges are included in “Costs of sales and services”.

(in Millions)	December 31,
	2015	2014
Operating capital employed (1)
FMC Agricultural Solutions	$3,085.2	$1,612.3
FMC Health and Nutrition	1,180.9	1,365.8
FMC Lithium	312.6	297.3
Elimination	—	—
Total operating capital employed	4,578.7	3,275.4
Segment liabilities included in total operating capital employed	1,270.6	919.2
Assets of discontinued operations held for sale	—	604.8
Corporate items	476.6	526.6
Total assets	$6,325.9	$5,326.0
Segment assets (2)
FMC Agricultural Solutions	$4,259.5	$2,399.0
FMC Health and Nutrition	1,241.1	1,452.3
FMC Lithium	348.7	343.3
Elimination	—	—
Total segment assets	5,849.3	4,194.6
Assets of discontinued operations held for sale	—	604.8
Corporate items	476.6	526.6
Total assets	$6,325.9	$5,326.0
____________________

(1)
We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	Capital Expenditures (1)			Depreciation and Amortization			Research and Development Expense
	2015	2014	2013	2015	2014	2013	2015	2014	2013
FMC Agricultural Solutions	$29.2	$25.4	$49.7	$60.5	$31.0	$34.1	$132.4	$111.8	$100.5
FMC Health and Nutrition	50.6	96.8	86.5	38.9	44.9	35.4	7.8	10.0	10.5
FMC Lithium	17.4	45.0	21.3	12.2	13.7	14.7	3.5	4.5	4.6
Corporate	11.3	15.0	8.7	4.1	3.9	3.8	—	—	—
Total	$108.5	$182.2	$166.2	$115.7	$93.5	$88.0	$143.7	$126.3	$115.6
___________________

(1)
Cash spending associated with contract manufacturers in our FMC Agricultural Solutions segment, which are not included in the table above was $14.2 million, $8.1 million and $24.1 million for the years ended December 31, 2015. 2014 and 2013, respectively.

Geographic Segment Information

(in Millions)	Year Ended December 31,
	2015	2014	2013
Revenue from continuing operations (by location of customer):
North America (1)	$911.1	$908.2	$818.5
Europe/Middle East/Africa	623.9	483.7	455.0
Latin America (1)	981.8	1,195.6	1,259.1
Asia Pacific	759.7	671.2	598.1
Total	$3,276.5	$3,258.7	$3,130.7
____________________

(1)
In 2015, countries with sales in excess of ten percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 2015, 2014 and 2013 for the U.S. totaled $853.0 million, $857.7 million and $782.4 million and for Brazil totaled $662.5 million, $926.5 million and $1,014.7 million, respectively.

(in Millions)	December 31,
	2015	2014
Long-lived assets (1):
North America (2)	$648.5	$580.1
Europe/Middle East/Africa (2)	1,720.1	652.0
Latin America	290.9	209.9
Asia Pacific	407.6	348.0
Total	$3,067.1	$1,790.0
____________________

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes and assets of discontinued operations held for sale on the consolidated balance sheets.

(2)
The countries with long-lived assets in excess of ten percent of consolidated long-lived assets at December 31, 2015 are the U.S. which totaled $646.9 million and Denmark which totaled $689.1 million, respectively. The long- lived assets at December 31, 2014 are the U.S which totaled $586.0 million and Norway which totaled $453.5 million, respectively. Norway assets included goodwill $194.3 million at December 31, 2014.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 20: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2015	2014
Prepaid and other current assets
Prepaid insurance	$8.8	$7.0
Tax related items including value added tax receivables	105.3	74.9
Environmental obligation recoveries (Note 10)	6.1	8.0
Derivative assets (Note 17)	—	28.6
Argentina government receivable (1)	18.7	14.8
Other prepaid and current assets	102.8	55.5
Total	$241.7	$188.8

(in Millions)	December 31,
	2015	2014
Other Assets
Financing receivables (Note 8)	$90.6	$—
Advance to contract manufacturers	69.0	62.8
Capitalized software, net	36.5	32.1
Environmental obligation recoveries (Note 10)	17.1	21.9
Argentina government receivable (1)	52.5	47.0
Income taxes deferred charges	65.6	—
Deferred compensation arrangements	25.4	30.9
Pension and other postretirement benefits (Note 13)	—	0.7
Other long-term assets	78.4	59.7
Total	$435.1	$255.1
____________________

(1)
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Lithium segments. At December 31, 2015 and 2014, $50.3 million and $42.2 million of outstanding receivables due from the Argentina government, which primarily represent export tax and valued added tax receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accrued and other liabilities	December 31,
(in Millions)	2015	2014
Restructuring reserves (Note 7)	$15.6	$10.3
Dividend payable (Note 15)	22.1	20.1
Accrued payroll	49.8	46.0
Environmental reserves, current, net of recoveries (Note 10)	59.1	74.4
Derivative liabilities (Note 17)	13.4	121.1
Other accrued and other liabilities	177.6	135.3
Total	$337.6	$407.2

Other long-term liabilities	December 31,
(in Millions)	2015	2014
Asset retirement obligations, long-term (Note 1)	$1.7	$1.7
Contingencies related to uncertain tax positions (Note 11)	97.1	45.9
Deferred compensation arrangements	29.1	33.1
Self insurance reserves (primarily workers' compensation)	11.2	13.8
Lease obligations	34.3	33.6
Reserve for discontinued operations (Note 9)	46.1	53.3
Guarantees of vendor financing (Note 18)	25.7	—
Other long-term liabilities	33.6	26.7
Total	$278.8	$208.1

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 21: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2015				2014
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$659.4	$887.1	$830.7	$899.3	$756.9	$794.9	$819.1	$887.8
Gross margin	250.7	305.8	220.3	298.6	293.0	316.1	283.5	318.3
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	(96.1)	100.5	0.5	(55.1)	142.9	147.6	70.2	54.1
Income (loss) from continuing operations (1)	(61.1)	58.1	5.4	(180.3)	97.0	98.0	53.7	58.9
Discontinued operations, net of income taxes	15.6	688.2	(5.0)	(22.4)	(26.6)	15.3	6.4	19.4
Net income (loss)	(45.5)	746.3	0.4	(202.7)	70.4	113.3	60.1	78.3
Less: Net income attributable to noncontrolling interests	1.3	4.0	2.8	1.4	4.8	4.2	3.8	1.8
Net income (loss) attributable to FMC stockholders	$(46.8)	$742.3	$(2.4)	$(204.1)	$65.6	$109.1	$56.3	$76.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(62.4)	$54.1	$2.6	$(181.7)	$93.8	$95.7	$51.6	$57.1
Discontinued operations, net of income taxes	15.6	688.2	(5.0)	(22.4)	(28.2)	13.4	4.7	19.4
Net income (loss)	$(46.8)	$742.3	$(2.4)	$(204.1)	$65.6	$109.1	$56.3	$76.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.47)	$0.40	$0.02	$(1.36)	$0.70	$0.72	$0.39	$0.43
Discontinued operations	0.12	5.14	(0.04)	(0.17)	(0.21)	0.10	0.03	0.14
Basic net income (loss) per common share (1)	$(0.35)	$5.54	$(0.02)	$(1.53)	$0.49	$0.82	$0.42	$0.57
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.47)	$0.40	$0.02	$(1.36)	$0.70	$0.71	$0.39	$0.43
Discontinued operations	0.12	5.12	(0.04)	(0.17)	(0.21)	0.10	0.03	0.14
Diluted net income (loss) per common share (2)	$(0.35)	$5.52	$(0.02)	$(1.53)	$0.49	$0.81	$0.42	$0.57
Weighted average shares outstanding:
Basic	133.6	133.7	133.8	133.7	133.1	133.3	133.4	133.5
Diluted	133.6	134.4	134.4	133.7	134.3	134.4	134.3	134.3
 ____________________

(1)
In the fourth quarter of 2015, we recorded significant restructuring and charges associated with both our Seal Sands facility and associated with Cheminova. Both of these are described in more detail in Note 7.  Additionally, our results for the fourth quarter of 2015, were favorably impacted by $4.8 million after-tax or $0.03 per diluted share related to a cost of sale adjustment for the elimination of inter-company profit in inventory.  This adjustment related to third quarter of 2015.

(2)	The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
FMC Corporation acquired Cheminova A/S during 2015, and management excluded from its assessment of the effectiveness of FMC Corporation’s internal control over financial reporting as of December 31, 2015, Cheminova A/S’s internal control over financial reporting which represented 33% of FMC Corporation’s consolidated total assets (including amounts resulting from the purchase price allocation) and 14% of consolidated revenues as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of FMC Corporation also excluded an evaluation of the internal control over financial reporting of Cheminova A/S.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2016

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
FMC acquired Cheminova A/S during 2015, and we excluded from our assessment of the effectiveness of FMC’s internal control over financial reporting as of December 31, 2015, Cheminova A/S’s internal control over financial reporting which represented 33% of FMC’s consolidated total assets (including amounts resulting from the purchase price allocation) and 14% of consolidated revenues as of and for the year ended December 31, 2015.
Based on this assessment, we determined that, as of December 31, 2015, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2015, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
FMC Corporation acquired Cheminova A/S during 2015, and management excluded from its assessment of the effectiveness of FMC Corporation’s internal control over financial reporting as of December 31, 2015, Cheminova A/S’s internal control over financial reporting which represented 33% of FMC Corporation’s consolidated total assets (including amounts resulting from the purchase price allocation) and 14% of consolidated revenues as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of FMC Corporation also excluded an evaluation of the internal control over financial reporting of Cheminova A/S.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2016

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

		Provision /(Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write- offs (1)	Balance, End of Year
December 31, 2015
Reserve for doubtful accounts (2)	$37.2	5.9	—	—	$43.1
Deferred tax valuation allowance	$125.3	146.8	0.4	—	$272.5
December 31, 2014
Reserve for doubtful accounts	$30.1	8.7	—	(1.6)	$37.2
Deferred tax valuation allowance	$108.2	17.3	(0.2)	—	$125.3
December 31, 2013
Reserve for doubtful accounts	$26.7	5.1	—	(1.7)	$30.1
Deferred tax valuation allowance	$84.5	23.1	0.6	—	$108.2
____________________

(1)	Write-offs are net of recoveries.

(2)	Includes short term and long-term portion

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) The scope of management’s assessment of the effectiveness of its internal control over financial reporting included the Company’s consolidated operations except for the operations of Cheminova A/S, which FMC acquired on April 21, 2015.  Cheminova A/S represented 33% of the Company’s total assets (including amounts resulting from the purchase price allocation) and 14% of the consolidated revenue as of and for the year ended December 31, 2015.  Cheminova will be included within scope of management's assessment of its internal control over financial reporting in the Company's Annual Report on Form 10-K for the year ending December 31, 2016.

ITEM 9B.    OTHER INFORMATION

On February 18, 2013, in order to more closely align the Company’s incentive compensation clawback practices and policies with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (which added Section 10D to the Securities Exchange Act of 1934), the Compensation and Organization Committee of the Company’s Board of Directors adopted a Clawback Policy (the “Clawback Policy”), applicable to all cash and equity incentive compensation thereafter granted to executive officers of the Company.

On February 25, 2016, the Compensation and Organization Committee adopted an amendment to the FMC Corporation Incentive Compensation and Stock Plan, as amended (the “Plan”) to confirm that all awards of cash and equity incentive compensation made to executive officers of the Company pursuant to the Plan are subject to the forfeiture, clawback, disgorgement and other provisions set forth in the Clawback Policy, as the same shall be in effect from time to time.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 26, 2016 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporate herein by reference in response to this Item 10.

ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled “VI. Executive Compensation” with respect to executive compensation, in the section titled “IV. Information About the Board of Directors and Corporate Governance—Director Compensation” and “—Corporate Governance—Compensation and Organization Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled “V. Security Ownership of FMC Corporation” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2015. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

 (Shares in thousands, except per share data)

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,631	$47.52	5,562

(1)	Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $47.52 and the weighted-average term-to-expiration is 5.6 years

(2)	Includes 2,071 stock options and 392 restricted stock awards granted to employees and 169 Restricted Stock Units (RSUs) held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors and related party transactions under the caption “IV. Information About the Board of Directors and Corporate Governance- Committees and Independence of Directors,” and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy,” is incorporated herein by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2015, 2014 and 2013	107
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

†*10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through February 18, 2013 (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.8a	Form of Employee Restricted Stock Unit Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.8b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.8c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†10.8d	Amendment to FMC Corporation Incentive Compensation and Stock Plan

†*10.9	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.10	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

Exhibit No.	Exhibit Description
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

†*10.18	Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Paul W. Graves. (Exhibit 10.3 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2012)

Exhibit No.	Exhibit Description
10.8d	Amendment to FMC Corporation Incentive Compensation and Stock Plan

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File
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
Date: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	Executive Vice President and Chief Financial Officer	February 26, 2016

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2016

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 26, 2016

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 26, 2016

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 26, 2016

/S/ C. SCOTT GREER C. Scott Greer	Director	February 26, 2016

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 26, 2016

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 26, 2016

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 26, 2016

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 26, 2016

/S/ WILLIAM H. POWELL William H. Powell	Director	February 26, 2016

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 26, 2016

INDEX OF EXHIBITS FILED WITH THE
FORM 10-K OF FMC CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Exhibit Description
10.8d	Amendment to FMC Corporation Incentive Compensation and Stock Plan

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File