Form 10-Q
period 2016-03-31
FMC CORP
filed 2016-05-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2016
Common Stock, par value $0.10 per share	133,751,548

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended March 31
	2016	2015
	(unaudited)
Revenue	$798.8	$659.4
Costs and Expenses
Costs of sales and services	517.4	408.7

Gross margin	281.4	250.7

Selling, general and administrative expenses	126.5	297.9
Research and development expenses	36.0	26.6
Restructuring and other charges	12.4	22.3
Total costs and expenses	692.3	755.5
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	106.5	(96.1)
Equity in (earnings) loss of affiliates	—	0.1
Interest expense, net	20.8	14.0
Income (loss) from continuing operations before income taxes	85.7	(110.2)
Provision (benefit) for income taxes	30.9	(49.1)
Income (loss) from continuing operations	54.8	(61.1)
Discontinued operations, net of income taxes	(6.1)	15.6
Net income (loss)	48.7	(45.5)
Less: Net income attributable to noncontrolling interests	0.4	1.3
Net income (loss) attributable to FMC stockholders	$48.3	$(46.8)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$54.4	$(62.4)
Discontinued operations, net of income taxes	(6.1)	15.6
Net income (loss) attributable to FMC stockholders	$48.3	$(46.8)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.41	$(0.47)
Discontinued operations	(0.05)	0.12
Net income (loss) attributable to FMC stockholders	$0.36	$(0.35)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.41	$(0.47)
Discontinued operations	(0.05)	0.12
Net income (loss) attributable to FMC stockholders	$0.36	$(0.35)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended March 31
	2016	2015
	(unaudited)
Net income (loss)	$48.7	$(45.5)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	52.3	(39.7)
Total foreign currency translation adjustments (1)	52.3	(39.7)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($.8) and $0.4 for the three ended March 31, 2016 and 2015, respectively	2.3	2.3
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $1.2 and ($1.2) for the three months ended March 31, 2016 and 2015, respectively (3)	2.4	(1.8)
Total derivative instruments, net of tax of $0.4 and ($0.8) for the three months ended March 31,2016 and 2015, respectively	4.7	0.5

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and ($4.7) for the three months ended March 31, 2016 and 2015, respectively (2)	—	(5.9)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $3.6 and $6.7 for the three months ended March 31, 2016 and 2015, respectively (3)	6.3	11.7
Total pension and other postretirement benefits, net of tax of $3.6 and $2.0 for the three months ended March 31, 2016 and 2015, respectively	6.3	5.8

Other comprehensive income (loss), net of tax	63.3	(33.4)
Comprehensive income (loss)	$112.0	$(78.9)
Less: Comprehensive income attributable to the noncontrolling interest	0.5	1.3
Comprehensive income (loss) attributable to FMC stockholders	$111.5	$(80.2)
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. The amounts for the three months ended March 31, 2015 include adjustments to comprehensive income as the results of the disposal of our FMC Alkali Chemicals division. This disposal triggered a curtailment of our U.S. pension plans. See Note 14 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$64.3	$78.6
Trade receivables, net of allowance of $17.5 in 2016 and $13.9 in 2015	1,769.2	1,851.4
Inventories	854.9	800.2
Prepaid and other current assets	266.8	241.7
Total current assets	$2,955.2	$2,971.9
Investments	2.8	2.5
Property, plant and equipment, net	1,027.8	1,016.4
Goodwill	800.7	776.1
Other intangibles, net	869.8	837.0
Other assets including long-term receivables, net	451.5	435.1
Deferred income taxes	282.6	286.9
Total assets	$6,390.4	$6,325.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$114.2	$112.6
Accounts payable, trade and other	516.4	403.6
Advance payments from customers	51.0	249.9
Accrued and other liabilities	317.7	337.6
Accrued customer rebates	336.2	256.1
Guarantees of vendor financing	80.8	67.2
Accrued pension and other postretirement benefits, current	6.4	6.4
Income taxes	28.6	19.9
Total current liabilities	$1,451.3	$1,453.3
Long-term debt, less current portion	1,986.2	2,036.3
Accrued pension and other postretirement benefits, long-term	187.5	194.2
Environmental liabilities, continuing and discontinued	277.1	281.8
Deferred income taxes	181.9	173.2
Other long-term liabilities	303.1	278.8
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2016 or 2015	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2016 and 2015	18.6	18.6
Capital in excess of par value of common stock	422.2	417.7
Retained earnings	3,411.1	3,385.0
Accumulated other comprehensive income (loss)	(394.1)	(457.3)
Treasury stock, common, at cost - 2016: 52,232,244 shares, 2015: 52,328,015 shares	(1,497.6)	(1,498.3)
Total FMC stockholders’ equity	$1,960.2	$1,865.7
Noncontrolling interests	43.1	42.6
Total equity	$2,003.3	$1,908.3
Total liabilities and equity	$6,390.4	$6,325.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31
	2016	2015
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$48.7	$(45.5)
Discontinued operations	6.1	(15.6)
Income (loss) from continuing operations	$54.8	$(61.1)
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	33.6	22.8
Equity in (earnings) loss of affiliates	—	0.1
Restructuring and other charges (income)	12.4	22.3
Deferred income taxes	(1.2)	29.3
Pension and other postretirement benefits	3.8	10.7
Share-based compensation	6.2	4.5
Excess tax benefits from share-based compensation	(0.3)	(1.7)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	83.3	52.5
Guarantees of vendor financing	29.7	17.3
Inventories	(53.8)	(50.0)
Accounts payable	123.2	(35.6)
Advance payments from customers	(199.2)	(165.9)
Accrued customer rebates	79.4	87.6
Income taxes	24.3	(78.1)
Pension and other postretirement benefit contributions	(2.1)	(27.4)
Environmental spending, continuing, net of recoveries	(2.7)	(3.0)
Restructuring and other spending	(8.1)	(3.0)
Change in other operating assets and liabilities, net (1)	(76.1)	(126.2)
Cash provided (required) by operating activities of continuing operations	$107.2	$(304.9)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(3.6)	—
Other discontinued reserves	(3.3)	—
Operating activities of discontinued operations, net of recoveries	—	7.7
Cash provided (required) by operating activities of discontinued operations	$(6.9)	$7.7

(1)
Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program. Additionally, the March 31, 2015 change is impacted by a $93.8 million reduction in the Cheminova acquisition hedge liability. Total cash payments during the three months ended March 31, 2015 associated with the Cheminova acquisition hedges were $273.8 million, which includes $180.1 million that were accrued and paid within the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31
	2016	2015
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(41.8)	$(36.9)
Proceeds from disposal of property, plant and equipment	0.1	0.3
Other investing activities	(2.8)	(17.6)
Cash provided (required) by investing activities of continuing operations	$(44.5)	$(54.2)

Cash provided (required) by investing activities of discontinued operations:
Other discontinued investing activities	—	(15.6)
Cash provided (required) by investing activities of discontinued operations	$—	$(15.6)

Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	2.4	383.0
Repayments of long-term debt	(50.3)	(0.4)
Financing fees	(0.7)	—
Issuances of common stock, net	0.6	3.5
Excess tax benefits from share-based compensation	0.3	1.7
Dividends paid (2)	(22.1)	(20.1)
Other repurchases of common stock	(1.2)	(2.9)
Cash provided (required) by financing activities of continuing operations	$(71.0)	$364.8
Effect of exchange rate changes on cash and cash equivalents	0.9	(2.1)
Increase (decrease) in cash and cash equivalents	(14.3)	(4.3)
Cash and cash equivalents, beginning of period	78.6	109.5
Cash and cash equivalents, end of period	$64.3	$105.2

(2)	See Note 13 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $23.7 million and $18.0 million, and income taxes paid, net of refunds were $8.0 million and $11.1 million for the three months ended March 31, 2016 and 2015, respectively. Non-cash additions to property, plant and equipment were $9.1 million and $5.5 million for the three months ended March 31, 2016 and 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2016 and 2015, and our financial positions as of March 31, 2016 and December 31, 2015. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the “2015 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal year beginning after December 15, 2016, including interim periods within those fiscal years (i.e. a January 1, 2017 effective date).  We are evaluating the effect the guidance will have on our consolidated financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date).  We are evaluating the effect the guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  We are evaluating the effect the guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We intend to adopt this standard for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. We are evaluating the effect that ASU 2014-09 and subsequent amendments will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Recently adopted accounting guidance
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in Cloud Computing Arrangements, which provides guidance to determine when a customer's fees paid in a cloud computing arrangement include a software license. If a cloud computing arrangement includes a software license. the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The new standard was effective for annual reporting periods beginning after December 15, 2015 (i.e. January 1, 2016) and entities may elect to adopt the ASU prospectively or retrospectively. We have adopted the standard prospectively. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

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
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition. The acquisition of Cheminova broadens our supply capabilities and strengthens our geographic footprint, particularly in Europe.

Purchase Price Allocation
The acquisition of Cheminova has been accounted for under the GAAP business combinations accounting guidance, and as such we have applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the Acquisition date using primarily Level 2 and Level 3 inputs (see Note 16 for an explanation of Level 2 and 3 inputs). These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets.
The purchase price allocation is considered complete as of March 31, 2016. The allocation was subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations was obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustments since the filing of our 2015 Form 10-K were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment and income taxes payable. These decreases were offset by increases in current liabilities, intangible assets and deferred income taxes. The effect of all measurement-period adjustments in the first quarter resulted in an increase to recognized goodwill of approximately $20 million.
The following table summarizes the consideration paid for Cheminova and the amounts of the assets acquired and liabilities assumed as of the acquisition date.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Purchase Price Allocation
(in Millions)
Trade receivables	$488.1
Inventories (1)	362.4
Other current assets	53.6
Property, plant & equipment	186.4
Intangible assets (2)
Customer relationships	294.1
Brands	362.8
In-process research & development	1.4
Goodwill (3)	468.8
Other assets	84.5
Total fair value of assets acquired	$2,302.1

Short-term debt	140.5
Other current liabilities	432.3
Environmental reserves	47.2
Long-term debt (4)	273.1
Deferred tax liabilities	165.1
Other liabilities	38.8
Total fair value of liabilities assumed	1,097.0

Total cash paid, less cash acquired	$1,205.1
____________________

(1)
Fair value of finished goods inventory acquired included a step-up in the value of approximately $57.8 million, all of which was expensed in 2015 and included in "Cost of sales and services" on the condensed consolidated income statement.

(2)	The weighted average useful life of the acquired finite-lived intangibles, which primarily represents the customer relationships, is approximately 20 years.

(3)	Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. None of the acquired goodwill will be deductible for income tax purposes.

(4)	Long-term debt assumed primarily consisted of mortgage debt and borrowings under existing Cheminova credit facilities that were settled by FMC’s term loan in the second quarter of 2015.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings utilized to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three month period below exclude acquisition-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred as of January 1, 2015, nor are they indicative of future results of operations.

	Three Months Ended March 31
(in Millions)	2016	2015
Pro forma Revenue (1)	$798.8	$963.0
Pro forma Diluted earnings per share (1)	$0.36	$0.55
____________________

(1)	For the three month ended March 31, 2016, pro forma results and actual results are the same.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Acquisition-related charges
Pursuant to GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended March 31
(in Millions)	2016	2015
Acquisition-related charges
Legal and professional fees (1)	$7.4	$10.6
(Gain)/loss on hedging purchase price (2)	—	180.1
Total Acquisition-related charges	$7.4	$190.7
Restructuring charges and asset disposals
Cheminova restructuring	3.0	—
Total Cheminova restructuring charges (3)	$3.0	$—
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs and integration-related legal and professional third-party fees. On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.”

(2)
See "Cheminova Acquisition Hedge Costs" below for more information on these charges. On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.”

(3)	See Note 8 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Cheminova Acquisition Hedge Costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of $8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK $5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015 (the acquisition close date), we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK $8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to April 21, 2015 the USD strengthened against the DKK by approximately 21 percent to an exchange rate of USD $1.00 to DKK $6.96. The strengthening of the USD against the DKK results in a lower USD purchase price for Cheminova. Partially offsetting this was a mark-to-market net loss settlement on the FX forward contracts of $180.1 million through the first quarter of 2015.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2015	$479.5	$296.6	$—	$776.1
Acquisitions	—	—	—	—
Purchase price allocation adjustments (See Note 3)	20.4	—	—	20.4
Foreign currency adjustments	—	4.2	—	4.2
Balance, March 31, 2016	$499.9	$300.8	$—	$800.7
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2016.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2016			December 31, 2015
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$454.9	$(46.6)	$408.3	$435.5	$(40.8)	$394.7
Patents	2.2	(0.3)	1.9	2.2	(0.3)	1.9
Brands (1)	15.6	(3.6)	12.0	14.2	(2.7)	11.5
Purchased and licensed technologies	71.5	(30.8)	40.7	71.0	(29.5)	41.5
Other intangibles	3.5	(2.2)	1.3	3.5	(2.2)	1.3
	$547.7	$(83.5)	$464.2	$526.4	$(75.5)	$450.9

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$404.1		$404.1	$384.7		$384.7
In-process research & development	1.5		1.5	1.4		1.4
	$405.6		$405.6	$386.1		$386.1
Total intangible assets	$953.3	$(83.5)	$869.8	$912.5	$(75.5)	$837.0

(1)	Represents trademarks, trade names and know-how.
At March 31, 2016, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$394.4	$390.1
FMC Health and Nutrition	68.7	15.5
FMC Lithium	1.1	—
Total	$464.2	$405.6

	Three Months Ended March 31
(in Millions)	2016	2015
Amortization expense	$7.1	$2.6
The estimated pre-tax amortization expense for fiscal year 2016 is $31 million and is estimated to be $30 million for each fiscal year from 2017 to 2020. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 5: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2014	$37.2
Additions — charged to expense	5.9
Transfer to long-term allowance	(29.2)
Balance, December 31, 2015	13.9
Additions — charged to expense	4.8
Net Recoveries and write- offs	(1.2)
Balance, March 31, 2016	$17.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $116.6 million as of March 31, 2016. These long-term customer receivable balances and the corresponding allowance are included in Other assets on the condensed consolidated balance sheet. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on the estimated timing of collection.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2014	$—
Transfer from allowance for doubtful accounts (see above)	29.2
Net Recoveries and write- offs	—
Balance, December 31, 2015	$29.2
Additions - charged to expense	2.0
Net Recoveries and write- offs	—
Balance March 31, 2016	$31.2

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2016	December 31, 2015
Finished goods	$425.2	$350.0
Work in process	269.3	275.4
Raw materials, supplies and other	321.2	335.6
First-in, first-out inventory	$1,015.7	$961.0
Less: Excess of first-in, first-out cost over last-in, first-out cost	(160.8)	(160.8)
Net inventories	$854.9	$800.2

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2016	December 31, 2015
Property, plant and equipment	$1,814.2	$1,784.6
Accumulated depreciation	(786.4)	(768.2)
Property, plant and equipment, net	$1,027.8	$1,016.4

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31
(in Millions)	2016	2015
Restructuring charges and asset disposals	$3.2	$5.4
Other charges (income), net	9.2	16.9
Total restructuring and other charges	$12.4	$22.3
Restructuring charges and asset disposals
Detail on the 2016 restructuring charges and asset disposal activities is provided below. For detail on restructuring activities which commenced prior to 2016, see Note 7 to our consolidated financial statements included with our 2015 Form 10-K.
2016 Restructuring Activities
Cheminova Restructuring
In 2015, we completed the acquisition of Cheminova; see Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we implemented a restructuring plan. The restructuring plan includes workforce reductions, relocation of current operating locations, lease termination fees and fixed asset accelerated depreciation as well as fixed asset disposal charges at several of our FMC Agricultural Solutions' facilities. In 2016 these restructuring activities continued.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova Restructuring	$1.8	$—	$1.2	$3.0
Other Items	0.4	(0.2)	—	0.2
Three months ended March 31, 2016	$2.2	$(0.2)	$1.2	$3.2

Health and Nutrition Restructuring	$0.8	$0.1	$1.2	$2.1
Lithium Restructuring	0.3	—	—	0.3
Other Items	3.3	(0.3)	—	3.0
Three months ended March 31, 2015	$4.4	$(0.2)	$1.2	$5.4
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/15 (4)	Change in reserves (2)	Cash payments	Other	Balance at 3/31/16 (3)
Cheminova Restructuring	$8.7	$1.8	$(5.9)	$(2.9)	$1.7
Other Workforce Related and Facility Shutdowns (1)	6.5	0.2	(2.2)	(0.5)	4.0
Restructuring activities related to discontinued operations (4)	0.4	—	—	—	0.4
Total	$15.6	$2.0	$(8.1)	$(3.4)	$6.1
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

(4)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued reserves" on the condensed consolidated statements of cash flows.
Other charges (income), net

	Three Months Ended March 31
(in Millions)	2016	2015
Environmental charges, net	$6.6	$1.9
Argentina devaluation	4.2	—
Other items, net	(1.6)	15.0
Other charges (income), net	$9.2	$16.9
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details.
Argentina Devaluation
On December 17, 2015, the Argentina government initiated actions to significantly devalue its currency. These actions continued into a portion of first quarter of 2016. These actions created an immediate loss associated with the impacts of the remeasurement of our local balance sheet. The loss was attributable to our Lithium and Agricultural Solutions operations. Because of the severity of the event and its immediate impact to our operations in the country, the charge associated with the remeasurement was included within restructuring and other charges in our condensed consolidated income statement during the period.  We believe these actions have ended and do not expect further charges for remeasurement to be included within restructuring and other charges.
Other items, Net
During 2015, our FMC Agricultural Solutions segment entered into collaboration and license agreements with various third parties for the purpose of obtaining certain technology and intellectual property rights relating to compounds under development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid are expensed as incurred since they were acquired outside of a business combination. We entered into one such arrangement in the first quarter of 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2016	December 31, 2015
Short-term foreign debt (1)	$76.7	$87.2
Commercial paper (2)	35.7	23.9
Total short-term debt	$112.4	$111.1
Current portion of long-term debt	1.8	1.5
Short-term debt and current portion of long-term debt	$114.2	$112.6
____________________

(1)	At March 31, 2016, the average interest rate on the borrowings was 9.2%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

(2)	At March 31, 2016, the average interest rate on the borrowings was 0.65%.
Long-term debt:

(in Millions)	March 31, 2016
	Interest Rate Percentage	Maturity Date	March 31, 2016	December 31, 2015
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.6-6.5%	2021-2035	$141.5	$141.5
Senior notes (less unamortized discount of $1.6 and $1.7, respectively)	3.95-5.2%	2019-2024	998.4	998.3
Term Loan Facility	1.8%	2020	850.0	900.0
Credit Facility (1)	2.9%	2019	—	—
Foreign debt	0-9.3%	2016-2024	10.2	9.9
Debt issuance cost			(12.1)	(11.9)
Total long-term debt			$1,988.0	$2,037.8
Less: debt maturing within one year			1.8	1.5
Total long-term debt, less current portion			$1,986.2	$2,036.3
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $53.6 million and available funds under this facility were $1,410.7 million at March 31, 2016, which reflects borrowings under our commercial paper program.

Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2016, was 4.0 which is below the maximum leverage of 4.5 at March 31, 2016. Our actual interest coverage for the four consecutive quarters ended March 31, 2016, was 6.7 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2016.
On March 24, 2016 we amended our Credit Facility and Term Loan Facility. Among other things, the amendments amended the maximum leverage ratio financial covenant.

Note 10: Discontinued Operations
FMC Alkali:
On April 1, 2015, we completed the previously disclosed sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds. The sale resulted in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) in 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Three Months Ended March 31
	2016	2015
Revenue	$—	$194.0
Costs of sales and services	—	149.2

Income (loss) from discontinued operations before income taxes (1)	—	19.0
Provision for income taxes	—	0.4
Total discontinued operations of FMC ACD, net of income taxes	$—	$18.6
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$—
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$—	$18.6
____________________

(1)
For the three months ended March 31, 2016 and 2015, respectively, amounts include zero and $2.2 million of allocated interest expense, zero and $11.3 million of divestiture related charges and zero and $5.3 million of a pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

In addition to our discontinued FMC Alkali Chemicals division, our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31
	2016	2015
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $0.9 and ($0.3) for the three months ended March 31, 2016 and 2015, respectively	$(0.4)	$(2.5)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.2 and $1.9 for the three months ended March 31, 2016 and 2015, respectively (1)	(3.0)	(0.6)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.6 and ($0.1) for the three months ended March 31, 2016 and 2015, respectively	(2.7)	0.1
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of zero and ($0.4) for the three months ended March 31, 2016 and 2015, respectively	—	18.6
Discontinued operations, net of income taxes	$(6.1)	$15.6
____________________

(1)	See a roll forward of our environmental reserves, as well as, discussion on significant environmental issues that occurred during the 2016 in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2015	$348.2	$(7.3)	$340.9
Provision/(benefit)	12.6	—	12.6
(Spending)/recoveries	(6.3)	—	(6.3)
Foreign currency translation adjustments	1.8	—	1.8
Net change	8.1	—	8.1
Total environmental reserves at March 31, 2016	$356.3	$(7.3)	$349.0

Environmental reserves, current (1)	76.0	(4.1)	71.9
Environmental reserves, long-term (2)	280.3	(3.2)	277.1
Total environmental reserves at March 31, 2016	$356.3	$(7.3)	$349.0
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $230 million at March 31, 2016. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2015	Increase in Recoveries	Cash Received	3/31/2016
Environmental recoveries	$22.7	1.8	—	$24.5

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31
(in Millions)	2016	2015
Environmental provisions, net - recorded to liabilities (1)	$12.6	$4.4
Environmental provisions, net - recorded to assets (2)	(1.8)	—
Environmental provision, net	$10.8	$4.4

Continuing operations (3)	6.6	1.9
Discontinued operations (4)	4.2	2.5
Environmental provision, net	$10.8	$4.4
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

(3)
Recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss), see Note 8. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(4)	Recorded as a component of “Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss), see Note 10.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2015 Form 10-K. See Note 10 to our consolidated financial statements in our 2015 Form 10-K for a description of significant updates to material environmental sites.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 1.9 million potential common shares excluded from Diluted EPS for the three months ended March 31, 2016. For the three months ended March 31, 2015, we had a net loss from continuing operations attributable to FMC stockholders; as such all 1.6 million potential common shares were excluded from Diluted EPS.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31
	2016	2015
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$54.4	$(62.4)
Discontinued operations, net of income taxes	(6.1)	15.6
Net income (loss) attributable to FMC stockholders	$48.3	$(46.8)
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	—
Net income (loss) allocable to common stockholders	$48.1	$(46.8)

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.41	$(0.47)
Discontinued operations	(0.05)	0.12
Net income (loss) attributable to FMC stockholders	$0.36	$(0.35)

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.41	$(0.47)
Discontinued operations	(0.05)	0.12
Net income (loss) attributable to FMC stockholders	$0.36	$(0.35)

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,802	133,577
Weighted average additional shares assuming conversion of potential common shares	502	—
Shares – diluted basis	134,304	133,577

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015	$1,865.7	$42.6	$1,908.3
Net income (loss)	48.3	0.4	48.7
Stock compensation plans	6.8	—	6.8
Excess tax benefits from share-based compensation	(0.3)	—	(0.3)
Shares for benefit plan trust	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	6.3	—	6.3
Net hedging gains/(losses) and other, net of income tax (1)	4.7	—	4.7
Foreign currency translation adjustments (1)	52.2	0.1	52.3
Dividends ($.165 per share)	(22.2)	—	(22.2)
Repurchases of common stock	(1.2)	—	(1.2)
Balance at March 31, 2016	$1,960.2	$43.1	$2,003.3
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments(1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications (3)	52.2	2.3	—	$54.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	6.3	$8.7

Accumulated other comprehensive income (loss), net of tax at March 31, 2016	$(95.1)	$(1.5)	$(297.5)	$(394.1)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications (3)	(39.7)	2.3	(5.9)	$(43.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.8)	11.7	$9.9

Accumulated other comprehensive income (loss), net of tax at March 31, 2015	$(90.1)	$(3.4)	$(315.7)	$(409.2)
____________________
(1)     See Note 16 for more information.
(2)    See Note 14 for more information.
(3)    Excludes foreign currency translation adjustments attributable to noncontrolling interests.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income (Loss) and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31
(in Millions)	2016	2015

Derivative instruments:
Foreign currency contracts	$(0.9)	$8.7	Costs of sales and services
Energy contracts	(0.6)	(1.3)	Costs of sales and services
Foreign currency contracts	(2.1)	(4.4)	Selling, general and administrative expenses
Total before tax	(3.6)	3.0
	1.2	(1.2)	Provision for income taxes
Amount included in net income	$(2.4)	$1.8

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.2)	$(0.4)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(9.7)	(12.7)	Selling, general and administrative expenses
Recognized loss due to settlement and curtailment	—	(5.3)	Selling, general and administrative expenses (3)
Total before tax	$(9.9)	$(18.4)
	3.6	6.7	Provision for income taxes
Amount included in net income	(6.3)	(11.7)

Total reclassifications for the period	$(8.7)	$(9.9)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 14.

(3)
The loss due to curtailment for the three months ended March 31, 2015 related to the disposal of our FMC Alkali Chemicals division and was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For the three months ended March 31, 2016 and 2015, we paid $22.1 million and $20.1 million, respectively. On April 21, 2016, we paid dividends totaling $22.2 million to our shareholders of record as of March 31, 2016. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2016.

During the three months ended March 31, 2016, no shares were repurchased under the publicly announced repurchase program. At March 31, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31
	Pensions		Other Benefits
	2016	2015	2016	2015
Components of net annual benefit cost (income):
Service cost	$2.6	$4.1	$—	$—
Interest cost	12.7	15.4	0.2	0.3
Expected return on plan assets	(21.9)	(22.2)	—	—
Amortization of prior service cost (credit)	0.2	0.3	—	0.1
Recognized net actuarial and other (gain) loss	10.3	12.9	(0.3)	(0.2)
Recognized loss due to curtailment (1)	—	4.8	—	0.5
Net periodic benefit cost (2)	$3.9	$15.3	$(0.1)	$0.7
____________________

(1)	Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the condensed consolidated statements of income (loss).

(2)	Net periodic benefit cost represents both continuing and discontinued operations.
We did not make any voluntary cash contributions to our U.S. defined benefit pension plan in the three months ended March 31, 2016. We made voluntary cash contributions to our U.S. defined benefit pension plan in the three months ended March 31, 2015 of $25.0 million. We expect to make approximately $35.0 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2016.

Note 15: Income Taxes
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The below chart provides a reconciliation between our reported effective tax rate and the EAETR.

	Three Months Ended March 31
	2016			2015
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$85.7	$30.9	36.1%	$(110.2)	$(49.1)	44.6%

Discrete items:
Acquisition-related charges (1)	—	—		190.7	70.3
Currency remeasurement (2)	2.3	0.5		6.3	(2.8)
Other discrete items (3)	51.0	1.4		21.8	7.3
Tax only discrete items (4)	—	(2.9)		—	3.0
Total discrete items	$53.3	$(1.0)		$218.8	$77.8

Continuing operations, before discrete items	$139.0	$29.9		$108.6	$28.7
Quarterly effect of changes in the EAETR (5)			21.5%			26.4%
___________________

(1)
Due to the nature of acquisition-related charges incurred in the first quarter of 2016, these charges are not treated discretely in accordance with GAAP. As such, the amounts differ from total acquisition-related charges as presented in Note 3. Acquisition-related charges for the three months ended March 31, 2015 are primarily taxed at domestic tax rates resulting in a material tax benefit. The acquisition-related charges are comprised of legal and professional fees and a loss incurred from hedging activity associated with the purchase price of Cheminova. See Note 3 for more information. As noted in footnote (2), below, hedge gains or losses are treated discretely for tax purposes.

(2)
Represents transaction gains or losses for currency remeasurement, offset by the associated hedge gains or losses. Certain transaction gains or losses are considered non-taxable permanent items and their associated hedge gain or losses are treated discretely for tax purposes.

(3)
In accordance with GAAP, subsidiaries for which a full valuation allowance has been provided generally are not accounted for as a component of the EAETR. For the three months ended March 31, 2016, the Other discrete items component of the EAETR reconciliation primarily relates to the impact of excluding these pretax losses. For the three months ended March 31, 2015, the Other discrete items primarily related to restructuring and IPR&D.

(4)	Includes the tax effect of currency remeasurement associated with our foreign statutory operations that, in accordance with GAAP income tax accounting guidance, is treated discretely for tax purposes.

(5)
The decrease in the EAETR is primarily driven by lower current year projected domestic earnings. Further, domestic tax legislation enacted during the fourth quarter of 2015 has decreased the amount of projected domestic tax expense for the three months ended March 31, 2016, as compared to the first quarter of 2015.

Note 16: Financial Instruments, Risk Management and Fair-Value Measurements
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

models, utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,194.8 million and $2,214.0 million and the carrying amount is $2,100.4 million and $2,148.9 million as of March 31, 2016 and December 31, 2015, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers see Note 17 for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased options contracts, to reduce the effects of fluctuating foreign currency exchange rates. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2015 Form 10-K.
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
As of March 31, 2016, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $1.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until March 15, 2017. At March 31, 2016, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $419 million.
As of March 31, 2016, we had current open commodity contracts in AOCI in a net after tax loss position of $1.6 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At March 31, 2016, we had an equivalent of 1.9 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $2.8 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $2.8 million of these losses would be realized in earnings during the twelve months ending March 31, 2017 and $0.0 million of net losses would be realized subsequent to March 31, 2017, if spot rates in the future are consistent with forward rates as of March 31, 2016. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

and we have entered into offsetting commodity contracts to hedge our exposure. Both the change in fair value of the soybean barter contracts and the offsetting commodity contracts are recorded in earnings.
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,889 million at March 31, 2016.
Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2016
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.0	$0.5	$6.5	$(6.5)	$—
Energy contracts	0.1	—	0.1	(0.1)	—
Total derivative assets (1)	6.1	0.5	6.6	(6.6)	—

Foreign exchange contracts	(10.1)	(30.0)	(40.1)	6.5	(33.6)
Energy contracts	(2.4)	—	(2.4)	—	(2.4)
Total derivative liabilities (2)	(12.5)	(30.0)	(42.5)	6.5	(36.0)

Net derivative assets/(liabilities)	$(6.4)	$(29.5)	$(35.9)	$(0.1)	$(36.0)

	December 31, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.1	$5.2	$11.3	$(11.3)	$—
Energy contracts	—	—	—	—	—
Total derivative assets (1)	6.1	5.2	11.3	(11.3)	—

Foreign exchange contracts	(15.4)	(7.3)	(22.7)	11.3	(11.4)
Energy contracts	(2.0)	—	(2.0)	—	(2.0)
Total derivative liabilities (2)	(17.4)	(7.3)	(24.7)	11.3	(13.4)

Net derivative assets/(liabilities)	$(11.3)	$(2.1)	$(13.4)	$—	$(13.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31
	Contracts
	Foreign Exchange		Energy		Total
(in Millions)	2016	2015	2016	2015	2016	2015
Unrealized hedging gains (losses) and other, net of tax	$2.9	$0.3	$(0.6)	$2.0	$2.3	$2.3
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	2.0	(2.6)	0.4	0.8	2.4	(1.8)
Total derivative instrument impact on comprehensive income, net of tax	$4.9	$(2.3)	$(0.2)	$2.8	$4.7	$0.5

___________________

(1)	See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31
(in Millions)		2016	2015
Foreign exchange contracts	Cost of sales and services	$15.6	$(4.5)
	Selling, general & administrative (2)	—	(180.1)
Total		$15.6	$(184.6)
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent a loss on the Cheminova acquisition hedge. See Note 3 within these condensed consolidated financial statements for more information.

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

Recurring Fair-Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in the condensed consolidated balance sheets. During the periods presented there were no transfers between fair-value hierarchy levels.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Other (2)	25.3	25.3	—	—
Total assets	$25.3	$25.3	$—	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$2.4	$—	$2.4	$—
Derivatives – Foreign exchange (1)	33.6	—	33.6	—
Other (3)	29.5	29.2	0.3	—
Total liabilities	$65.5	$29.2	$36.3	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

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

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Other (2)	25.4	25.4	—	—
Total assets	$25.4	$25.4	$—	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	11.4	—	11.4	—
Other (3)	29.1	29.1	—	—
Total liabilities	$42.5	$29.1	$13.4	$—
____________________

(1)	See the Fair -Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheet.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nonrecurring Fair -Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2015. There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the three months ended March 31, 2016.

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2015)
Assets
Long-lived assets associated with exit activities (1)	$35.4	$—	$—	$35.4	$(70.5)
Total assets	$35.4	$—	$—	$35.4	$(70.5)
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2016. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$80.8
Guarantees of vendor financing - long-term (1)	35.7
Other debt guarantees (2)	20.1
Total	$136.6
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This short term amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing.” The long term amount is recorded on the condensed consolidated balance sheet within "Other long term liabilities."

(2)
These guarantees represent support provided to third-party banks for credit extended to various FMC Agricultural Solutions customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair-value (i.e., representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair-value of these guarantees is immaterial. The majority of these guarantees have an expiration date of less than one year.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 18 to our consolidated financial statements included within our 2015 Form 10-K.

Note 18: Segment Information

(in Millions)	Three Months Ended March 31
	2016	2015
Revenue
FMC Agricultural Solutions	$546.1	$392.4
FMC Health and Nutrition	192.4	211.0
FMC Lithium	60.3	56.0
Total	$798.8	$659.4
Income from continuing operations before income taxes
FMC Agricultural Solutions	$82.0	$81.8
FMC Health and Nutrition	47.3	51.0
FMC Lithium	14.9	5.5
Segment operating profit	$144.2	$138.3
Corporate and other	(16.9)	(15.3)
Operating profit before the items listed below	$127.3	$123.0
Interest expense, net	(20.8)	(14.0)
Restructuring and other (charges) income (1)	(12.4)	(22.3)
Non-operating pension and postretirement (charges) income (2)	(1.0)	(6.2)
Acquisition-related charges (3)	(7.4)	(190.7)
(Provision) benefit for income taxes	(30.9)	49.1
Discontinued operations, net of income taxes	(6.1)	15.6
Net income attributable to noncontrolling interests	(0.4)	(1.3)
Net income (loss) attributable to FMC stockholders	$48.3	$(46.8)
____________________

(1)	See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended March 31
(in Millions)	2016	2015
FMC Agricultural Solutions	$(6.6)	$(18.3)
FMC Health and Nutrition	(0.2)	(2.2)
FMC Lithium	(0.6)	(0.3)
Corporate	(5.0)	(1.5)
Restructuring and other (charges) income	$(12.4)	$(22.3)

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

	Three Months Ended March 31
(in Millions)	2016	2015
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$7.4	$10.6
Inventory fair value amortization (2)	—	—
(Gain)/loss on hedging purchase price (1)	—	180.1
Acquisition-related charges	$7.4	$190.7
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.” For more information see Note 3.
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
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, "expect", “expects”, “should”, “could”, “may”, “will continue to”, "believe", “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2015 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section in our 2015 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Revenue recognition and trade receivables

•	Environmental obligations and related recoveries

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals - insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on nutritional ingredients, health excipients, and functional health ingredients. Nutritional ingredients are used to enhance texture, color, structure and physical stability. Health excipients are used for binding, encapsulation and disintegrant applications. Functional health ingredients are used as active ingredients in nutraceutical and pharmaceutical markets. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis application.

First Quarter 2016 Highlights

The following are the more significant developments in our businesses during the three months ended March 31, 2016:

•
Revenue of $798.8 million for the three months ended March 31, 2016 increased $139 million or 21 percent versus the same period last year. The increase in revenue was attributable to FMC Agricultural Solutions and the acquisition of Cheminova, completed in April 2015. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased 24 percent period the over period while sales in Asia improved by 16 percent, and sales in Latin America increased 21 percent, sales in Europe, Middle East and Africa increased by 160 percent primarily due to the acquisition of Cheminova.

•
Our gross margin, excluding acquisition-related charges, increased by approximately $31 million or approximately twelve percent to $281 million versus the prior year's first quarter. Gross margin percent of 35 percent declined from 38 percent. The increase in gross margin was due to higher sales in the first quarter of 2016 due to the Cheminova acquisition. The gross margin percentage decline was driven primarily by unfavorable currency movements.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges increased by approximately $17 million or 17 percent to $118 million. The increase was driven primarily by the acquisition of Cheminova which is being integrated into our FMC Agricultural Solutions segment.

•	Research and Development expenses of $36 million increased $9 million or 35 percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $78.4 million was essentially flat compared to the prior year amount of $77.7 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
In our Agricultural Solutions business, we continue to see the benefits of the Cheminova acquisition, which brought greater scale and regional balance to our business, improved our market access and expanded our product portfolio and technology pipeline.
In Health and Nutrition, global demand for our naturally-derived ingredient product lines continues to grow and we remain focused on protecting the business’s high margins through the implementation of Manufacturing Excellence programs, process technology improvements and product differentiation.
In Lithium, we are seeing the benefits of our strategy to grow our business in the technology-driven specialty end markets, where demand continues to accelerate and pricing trends across our portfolio remain favorable.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2016	2015
Revenue
FMC Agricultural Solutions	$546.1	$392.4
FMC Health and Nutrition	192.4	211.0
FMC Lithium	60.3	56.0
Total	$798.8	$659.4
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$82.0	$81.8
FMC Health and Nutrition	47.3	51.0
FMC Lithium	14.9	5.5
Segment operating profit	$144.2	$138.3
Corporate and other	(16.9)	(15.3)
Operating profit before the items listed below	$127.3	$123.0

Interest expense, net	(20.8)	(14.0)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(12.4)	(22.3)
Non-operating pension and postretirement charges (2)	(1.0)	(6.2)
Acquisition-related charges (3)	(7.4)	(190.7)
(Provision) benefit for income taxes	(30.9)	49.1
Discontinued operations, net of income taxes	(6.1)	15.6
Net income attributable to noncontrolling interests	(0.4)	(1.3)
Net income (loss) attributable to FMC stockholders	$48.3	$(46.8)
____________________

(1)	See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended March 31
(in Millions)	2016	2015
FMC Agricultural Solutions	$(6.6)	$(18.3)
FMC Health and Nutrition	(0.2)	(2.2)
FMC Lithium	(0.6)	(0.3)
Corporate	(5.0)	(1.5)
Restructuring and other (charges) income	$(12.4)	$(22.3)

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

	Three Months Ended March 31
(in Millions)	2016	2015
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$7.4	$10.6
(Gain)/loss on hedging purchase price (1)	—	180.1
Acquisition-related charges	$7.4	$190.7
____________________

(1)
On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information on the loss on purchase price hedge see Note 3 to the condensed consolidated financial statements included within this Form 10-Q.

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income (loss) attributable to FMC stockholders.” We believe that this measure provides useful information about our operating results to investors. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2016	2015
Net income (loss) attributable to FMC stockholders (GAAP)	$48.3	$(46.8)
Corporate special charges (income), pre-tax	20.8	219.2
Income tax expense (benefit) on Corporate special charges (income)	(6.4)	(80.5)
Corporate special charges (income), net of income taxes	$14.4	$138.7
Discontinued operations attributable to FMC Stockholders, net of income taxes	6.1	(15.6)
Non-GAAP tax adjustments (1)	9.6	1.4
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$78.4	$77.7
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
Information about how each of these items relates to our businesses at the segment level and results by segment is discussed in Note 18 of the condensed consolidated financial statements included within this Form 10-Q and in Note 19 of our consolidated financial statements in our 2015 Form 10-K.

FMC Agricultural Solutions

(in Millions)	Three Months Ended March 31
	2016	2015
Revenue	$546.1	$392.4
Operating Profit	82.0	81.8

Three months ended March 31, 2016 vs. 2015
Revenue of $546.1 million increased approximately 39 percent versus the prior year quarter due to the revenue from the Cheminova acquisition.
FMC Agricultural Solutions' operating profit of $82.0 million is flat compared to the year-ago quarter.
Refer to the FMC Agricultural Solutions Proforma Financial Results with Cheminova section below for further discussion.

FMC Agricultural Solutions Pro forma Financial Results with Cheminova

We believe that reviewing our operating results for these interim periods by combining actual and pro forma results for the FMC Agricultural Solutions segment for 2016 and 2015 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the Cheminova transaction had occurred on January 1, 2015. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for cost related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated Cheminova since January 1, 2015, nor our future results.

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended March 31
(in Millions)	2016	2015
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$546.1	$392.4
Revenue, Cheminova, pro forma (2)	—	304.1
Pro Forma Combined, Revenue (3)	$546.1	$696.5
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$82.0	$81.8
Operating Profit, Cheminova, pro forma (2)	—	24.0
Pro Forma Combined, Operating Profit (3)	$82.0	$105.8
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

(2)
Cheminova pro forma amounts include the historical results of Cheminova, prior to April 21, 2015. These amounts also include adjustments as if the Cheminova transaction had occurred on January 1, 2015, including the effects of acquisition accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings or synergies that may have been or may be achieved by the combined segment.

(3)	The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Three Months Ended March 31
(in Millions)	2016	2015
Europe, Middle East and Africa (EMEA) (2)	$205.3	$229.8
North America (3)	150.0	229.4
Latin America (4)	101.0	133.8
Asia (5)	89.8	103.5
Total	$546.1	$696.5
___________________

(1)	The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results.

(2)
Decline driven by cold weather in Western Europe partially offset by Central/Eastern Europe demand growth as well as transition to direct market access across the region and synergies from the Cheminova acquisition.

(3)	Decline driven by elevated channel inventory levels partially offset by new product introductions.

(4)	Decline driven by Brazil where elevated inventory levels remain high. In Latin America outside of Brazil, export demand was strong and trade conditions in Argentina improved revenue.

(5)	Decline driven by poor weather in India and South East Asia partially offset by increasing pesticide demand in China as well as favorable weather conditions in Australia.

Pro Forma Combined Results - Three months ended March 31, 2016 vs. 2015
Pro forma combined revenue of $546.1 million decreased by approximately 22 percent versus the prior year quarter. Lower volumes impacted revenue negatively by 19 percent while unfavorable currency impacted revenue by four percent. Lower volumes were primarily experienced in North America and Brazil, due to high channel inventories and planned product rationalizations. The actions we took to eliminate certain product sales reduced revenue by approximately $30 million compared to pro forma combined revenue in the first quarter of 2015. The product rationalization had a limited impact on segment earnings.

Pro forma combined operating profit of $82 million decreased approximately 23 percent compared to the year-ago period. Foreign currency contributed 14 percent to the decline in year over year pro forma combined operating profit while the lower volumes described above contributed 31 percent to the decline. Higher pricing partially offset the decline by 9 percent while lower costs, primarily selling, general and administrative combined with lower research and development costs improved profits year over year by 13 percent. These lower costs were the result of cost savings driven by synergies associated with the Cheminova acquisition.

Outlook

For 2016, full-year segment revenue is still expected to be approximately $2.3 billion to $2.5 billion and full-year segment earnings are still expected to be in the range of $380 million to $420 million.

Certain Regulatory Issues
A detailed discussion related to regulatory issues impacting FMC Agricultural Solutions can be found in Part II, Item 7 of our 2015 Form 10-K. There have been no material changes related to regulatory issues impacting FMC Agricultural Solutions from the information reported in our 2015 10-K.
FMC Health and Nutrition

(in Millions)	Three Months Ended March 31
	2016	2015
Revenue	$192.4	$211.0
Operating Profit	47.3	51.0

Three months ended March 31, 2016 vs. 2015
Revenue of $192.4 million decreased approximately nine percent versus the prior-year quarter. Revenue in the first quarter of 2015 included certain Omega-3 sales which were not repeated in 2016. These sales related principally to pharmaceutical API products and accounted for nine percent of the revenue decline in 2016. Excluding this sales volume, price, volume and impacts of foreign exchange were roughly flat year on year.
Segment operating profit of $47.3 million decreased approximately seven percent versus the year ago quarter. The lower sales volume associated with the Omega-3 sales noted above impacted segment operating profit by 13 percent. Lower operating costs positively impacted results by seven percent.
Outlook
Segment revenue for the full year of 2016 is still anticipated to be approximately $775 million to $825 million, while full-year segment earnings are expected to be between $198 million and $208 million.

FMC Lithium

(in Millions)	Three Months Ended March 31
	2016	2015
Revenue	$60.3	$56.0
Operating Profit	14.9	5.5

Three months ended March 31, 2016 vs. 2015
Revenue of $60.3 million increased by approximately eight percent versus the prior-year quarter. Higher volumes, primarily in specialty products contributed 5 percent to the revenue increase while higher pricing, net of minor currency headwinds, impacted revenue favorably by 3 percent. Demand trends across specialty end markets remain strong. Hydroxide demand for energy storage and EV applications continues to grow at double digits.
Segment operating profit of $14.9 million increased $9.4 million versus the year ago quarter. The favorable volume and pricing noted above each impacted results by $2 million. Operating costs were lower by approximately $5 million, driven by manufacturing efficiencies from ongoing process improvements as well as from savings associated with the natural gas pipeline installed in 2015.

Outlook
Due to the improved forecast for this business, segment earnings are now expected to be between $43 and $53 million for the full year of 2016, an increase of 108 percent over 2015 at the mid-point of the range and $10 million higher than the previous range.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended March 31, 2016 vs. 2015
Corporate and other expenses of $16.9 million in the first quarter of 2016 increased by $1.6 million from $15.3 million in the same period in 2015.
Interest expense, net
Three months ended March 31, 2016 vs. 2015
Interest expense, net for the first quarter of 2016 was $20.8 million as compared to the first quarter of 2015 of $14.0 million. The increase was primarily due to our borrowings that took place in the second quarter of 2015 under the previously announced senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the Term Loan Facility.

Corporate special charges (income)
Three months ended March 31, 2016 vs. 2015
Restructuring and other charges (income)

	Three Months Ended March 31
(in Millions)	2016	2015
Restructuring charges and asset disposals	$3.2	$5.4
Other charges (income), net	9.2	16.9
Total restructuring and other charges	$12.4	$22.3
Restructuring and asset disposal charges in 2016 of $3.2 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment for the quarter. Other charges (income) net in 2016 of $9.2 million were primarily related to $6.6 million of environmental related charges as well as $4.2 million of charges associated with currency devaluation within Argentina as a result of deliberate actions by the government of that country. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Restructuring and asset disposal charges in 2015 of $5.4 million were primarily associated with Health and Nutrition. Other charges (income) net in 2015 of $16.9 million were primarily related to corporate environmental charges of $1.9 million and $15 million of charges associated with an exclusive license, development and supply agreement for a novel crop protection product for agricultural use in the United States. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.

Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2016 was $1.0 million compared to $6.2 million for the three months ended March 31, 2015. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 18 to the condensed consolidated financial statements included within this Form 10-Q.
Provision for income taxes
A significant amount of our earnings is generated by our foreign subsidiaries (e.g. Denmark, Ireland, and Hong Kong), which tax earnings at lower rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance and changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States taxes have not been previously accrued.
Three months ended March 31, 2016 vs. 2015
Provision for income taxes was $30.9 million resulting in an effective tax rate of 36.1 percent compared to a benefit of $49.1 million resulting in an effective tax rate of 44.6 percent for the three months ended March 31, 2016 and 2015, respectively. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended March 31
(in Millions)	2016			2015
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$85.7	$30.9	36.1%	$(110.2)	$(49.1)	44.6%
Corporate special charges	20.8	6.4		219.2	80.5
Tax adjustments (1)		(9.6)			(1.4)
Non-GAAP - Continuing operations	$106.5	$27.7	26.0%	$109.0	$30.0	27.5%
_______________
(1)     Refer to footnote 1 on page 34 of this Form 10-Q for an explanation of Tax adjustments.
The primary drivers for the fluctuations in the effective tax rate from 2015 to 2016 are provided in the table above. Excluding the items in the table above, the change in the effective tax rates from 2015 to 2016 was primarily due to a shift in earnings mix as it relates to domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income.
Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Alkali Chemicals up through the date of sale of that business on April 1, 2015 as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three months ended March 31, 2016 vs. 2015
Discontinued operations, net of income taxes represented a loss of $6.1 million for the three months ended March 31, 2016, compared to a gain of $15.6 million for the three months ended March 31, 2015. The change was driven by the discontinued operations of our FMC Alkali Chemicals division which were included in the three months ended March 31, 2015.

Net income (loss) attributable to FMC stockholders
Three months ended March 31, 2016 vs. 2015
Net income attributable to FMC stockholders increased to income of $48.3 million from a loss of $46.8 million. The increase was primarily a result of significantly lower acquisition costs associated with the Cheminova acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2016 and December 31, 2015, were $64.3 million and $78.6 million, respectively. Of the cash and cash equivalents balance at March 31, 2016, $60.8 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At March 31, 2016, we had total debt of $2,100.4 million as compared to $2,148.9 million at December 31, 2015. Total debt included $1,986.2 million and $2,036.3 million of long-term debt (excluding current portions of $1.8 million and $1.5 million) at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we were in compliance with all of our debt covenants. During 2016, the maximum leverage ratio will step down in accordance with the provisions of the Credit Facility and the Term Loan Facility. Additionally, we will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased slightly from $112.6 million at December 31, 2015 to $114.2 million at March 31, 2016.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At March 31, 2016, the average effective interest rate on these borrowings was 0.65%.
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $107.2 million and $(304.9) million for the three months ended March 31, 2016 and 2015, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31
	2016	2015
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$106.5	$(96.1)
Corporate special charges and depreciation and amortization (1)	54.4	241.9
Operating income before depreciation and amortization (Non-GAAP)	$160.9	$145.8
Change in trade receivables (2)	83.3	52.5
Change in inventories (3)	(53.8)	(50.0)
Change in accounts payable (4)	123.2	(35.6)
Change in accrued rebates (5)	79.4	87.6
Change in advance payments from customers (6)	(199.2)	(165.9)
Change in all other operating assets and liabilities (7)	(34.3)	9.3
Cash basis operating income (Non-GAAP)	$159.5	$43.7

Restructuring and other spending (8)	(8.1)	(3.0)
Environmental spending, continuing, net recoveries (9)	(2.7)	(3.0)
Pension and other postretirement benefit contributions (10)	(2.1)	(27.4)
Net Interest payments (11)	(23.7)	(18.0)
Tax payments	(8.0)	(11.1)
Excess tax benefits from share-based compensation	(0.3)	(1.7)
Payments associated with the Cheminova purchase price hedges (12)	—	(273.8)
Acquisition related charge	(7.4)	(10.6)
Cash provided (required) by operating activities of continuing operations	$107.2	$(304.9)
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2016 was primarily driven by timing of collections. Additionally, the increased focus last year on sales terms in  Agricultural Solutions as well as ongoing collection measures also in Agricultural Solutions  contributed to the higher change in trade receivables period over period.

(3)	Inventory changes are relatively flat year over year and levels are adjusted accordingly to take into consideration the change in market conditions primarily in Agricultural Solutions.

(4)	The change in accounts payable in 2016 is primarily due to timing of payments

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2016 compared to 2015 and timing of rebate payments.

(6)	The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 8 in our consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in the period resented are environmental charges for environmental remediation at our operating sites of $6.6 million and $1.9 million, respectively. The amounts in 2016 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were no voluntary contributions to our U.S. defined benefit plans in 2016 and $25 million included in 2015.

(11)	The increase in interest payments form 2015 to 2016 was due to higher debt levels as a result of borrowings needed for the Cheminova acquisition.

(12)	Represents payments for legal and professional fees associated with the Cheminova acquisition. See also Note 3 to the financial statements including in the Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(6.9) million and $7.7 million for the three months ended March 31, 2016 and 2015, respectively.
Cash required by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2015 included operating activities of FMC Alkali Chemicals business.
Cash required by investing activities of continuing operations was $(44.5) million and $(54.2) million for the three months ended March 31, 2016 and 2015, respectively.
The reduction in cash required in spending during the three months ended March 31, 2016, as compared to the same period in 2015 was due to higher capital expenditures offset by lower spending in other investing activities compared to 2015.
Cash required by investing activities of discontinued operations was $0.0 million and $(15.6) million for the three months ended March 31, 2016 and 2015, respectively.
Cash required by investing activities of discontinued operations in 2015 is directly associated with capital expenditures associated with the Alkali business.
Cash provided (required) by financing activities was $(71.0) million and $364.8 million for the three months ended March 31, 2016 and 2015, respectively.
The change period over period in financing activities is primarily due to the the repayment of our long term debt of $50.3 million under our previously announced senior unsecured Term Loan facility. The increased borrowings in 2015 was primarily to fund the settlement of the purchase price hedges for the Cheminova A/S acquisition.
Other potential liquidity needs
Our cash needs outside of the Cheminova acquisition and related integration expenses for 2016 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2016, our remaining borrowing capacity under our credit facility was $1,410.7 million (which includes borrowings under our commercial paper program).
Projected 2016 capital expenditures as well as expenditures related to contract manufacturers are expected to be lower than 2015 levels. This includes expected spending for Cheminova subsequent to the acquisition.
Projected 2016 spending includes approximately $50 million to $55 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services to the condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make approximately $35 million in voluntary cash contributions to our U.S defined pension plan during 2016. These contributions are in excess of the minimum requirements. We did not make any of these contributions in the first quarter of 2016. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2016 and 2015, we paid $22.1 million and $20.1 million, respectively, in dividends declared. On April 21, 2016, we paid dividends totaling $22.2 million to our shareholders of record as of March 31, 2016. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2016.
During the three months ended March 31, 2016, no shares were repurchased under the publicly announced repurchase program. At March 31, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 17 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2015 can be found in a table included within Part II, Item 7 of our 2015 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2016.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2015 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Fair-Value Measurements
See Note 16 to the condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our fair value measurements.

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
At March 31, 2016, our financial instrument position was a net liability of $36.0 million compared to a net liability of $13.4 million at December 31, 2015. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk

Energy costs are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2016 and December 31, 2015, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at March 31, 2016	$(2.4)	$(1.7)	$(3.0)

Net asset/(liability) position at December 31, 2015	$(7.3)	$(5.3)	$(9.4)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of March 31, 2016 and December 31, 2015 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2016 and December 31, 2015, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at March 31, 2016	$(33.6)	$(6.4)	$(72.9)

Net asset/(liability) position at December 31, 2015 (1)	$(85.2)	$91.3	$(261.0)

(1)
Includes the unrealized loss on hedging the purchase price of Cheminova as of December 31, 2014. See "Cheminova Acquisition Hedge Costs" in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2016 and December 31, 2015, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2016, is composed of 57 percent fixed-rate debt and 43 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2016, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $2.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.2 million for the three months of March 31, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2016, the related condensed consolidated statements of income (loss), comprehensive income (loss), and cash flows for the three-month periods ended March 31, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 3, 2016

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2015 Form 10-K, see Note 17 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2015 Form 10-K. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2016	—	$—	—	$—	$250,000,000
February 1-28, 2016	35,916	$37.56	—	$—	$250,000,000
March 1-31, 2016	517	$39.42	—	$—	$250,000,000
Total Q1 2016	36,433	$37.59	—	$—	$250,000,000

During the three months ended March 31, 2016, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through February 25, 2016

10.8d	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: May 3, 2016

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2016

Exhibit No.	Exhibit Description
10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through February 25, 2016

10.8d	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File