Form 10-Q
period 2016-06-30
FMC CORP
filed 2016-08-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 1-2376
__________________________________________________________________________
FMC CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	94-0479804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Walnut Street Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2016
Common Stock, par value $0.10 per share	133,809,183

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue	$810.3	$887.1	$1,609.1	$1,546.5
Costs and Expenses
Costs of sales and services	509.0	581.3	1,026.4	990.0

Gross margin	301.3	305.8	582.7	556.5

Selling, general and administrative expenses	129.1	156.0	255.6	453.9
Research and development expenses	35.1	39.0	71.1	65.6
Restructuring and other charges (income)	12.3	10.3	24.7	32.6
Total costs and expenses	685.5	786.6	1,377.8	1,542.1
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	124.8	100.5	231.3	4.4
Equity in (earnings) loss of affiliates	—	(0.1)	—	—
Interest expense, net	20.0	24.7	40.8	38.7
Income (loss) from continuing operations before income taxes	104.8	75.9	190.5	(34.3)
Provision (benefit) for income taxes	32.0	17.8	62.9	(31.3)
Income (loss) from continuing operations	72.8	58.1	127.6	(3.0)
Discontinued operations, net of income taxes	(5.8)	688.2	(11.9)	703.8
Net income (loss)	67.0	746.3	115.7	700.8
Less: Net income attributable to noncontrolling interests	1.8	4.0	2.2	5.3
Net income (loss) attributable to FMC stockholders	$65.2	$742.3	$113.5	$695.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$71.0	$54.1	$125.4	$(8.3)
Discontinued operations, net of income taxes	(5.8)	688.2	(11.9)	703.8
Net income (loss) attributable to FMC stockholders	$65.2	$742.3	$113.5	$695.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.53	$0.40	$0.93	$(0.06)
Discontinued operations	(0.04)	5.14	(0.09)	5.27
Net income (loss) attributable to FMC stockholders	$0.49	$5.54	$0.84	$5.21
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.53	$0.40	$0.93	$(0.06)
Discontinued operations	(0.04)	5.12	(0.09)	5.27
Net income (loss) attributable to FMC stockholders	$0.49	$5.52	$0.84	$5.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income (loss)	$67.0	$746.3	$115.7	$700.8
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(20.1)	(2.3)	32.2	(42.0)
Total foreign currency translation adjustments (1)	(20.1)	(2.3)	32.2	(42.0)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of zero and ($1.7) for the three and six months ended June 30, 2016 and $1.5 and $3.5 for the three and six months ended June 30, 2015, respectively	(1.6)	2.9	0.7	5.2
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.9 and $2.1 for the three and six months ended June 30, 2016 and $(0.4) and ($1.6) for the three and six months ended June 30, 2015, respectively (3)	1.7	(0.1)	4.1	(1.9)
Total derivative instruments, net of tax of $0.9 and $0.4 for the three and six months ended June 30, 2016 and $1.1 and $1.9 for the three and six months ended June 30, 2015, respectively	0.1	2.8	4.8	3.3

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for the three and six months ended June 30, 2016 and zero and ($4.7) for the three and six months ended June 30, 2015, respectively (2)	—	(1.2)	—	(7.1)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $3.7 and $7.3 for the three and six months ended June 30, 2016 and $5.5 and $12.2 the three and six months ended June 30, 2015, respectively (3)	7.1	9.7	13.4	21.4
Total pension and other postretirement benefits, net of tax of $3.7 and $7.3 for the three and six months ended June 30, 2016 and $5.5 and $7.5 for the three and six months ended June 30, 2015, respectively	7.1	8.5	13.4	14.3

Other comprehensive income (loss), net of tax	(12.9)	9.0	50.4	(24.4)
Comprehensive income (loss)	$54.1	$755.3	$166.1	$676.4
Less: Comprehensive income attributable to the noncontrolling interest	1.7	3.7	2.2	5.0
Comprehensive income (loss) attributable to FMC stockholders	$52.4	$751.6	$163.9	$671.4
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. The amounts for the six months ended June 30, 2015 include adjustments, recorded during the three months ended March 31, 2015, to comprehensive income as the results of the disposal of our FMC Alkali Chemicals division. This disposal triggered a curtailment of our U.S. pension plans. See Note 14 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$93.6	$78.6
Trade receivables, net of allowance of $17.2 in 2016 and $13.9 in 2015	1,627.6	1,851.4
Inventories	881.9	800.2
Prepaid and other current assets	296.0	241.7
Total current assets	$2,899.1	$2,971.9
Investments	2.8	2.5
Property, plant and equipment, net	1,025.9	1,016.4
Goodwill	795.0	776.1
Other intangibles, net	851.7	837.0
Other assets including long-term receivables, net	430.4	435.1
Deferred income taxes	277.3	286.9
Total assets	$6,282.2	$6,325.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$53.2	$112.6
Accounts payable, trade and other	440.4	403.6
Advance payments from customers	5.1	249.9
Accrued and other liabilities	320.5	337.6
Accrued customer rebates	394.5	256.1
Guarantees of vendor financing	102.8	67.2
Accrued pension and other postretirement benefits, current	6.4	6.4
Income taxes	31.2	19.9
Total current liabilities	$1,354.1	$1,453.3
Long-term debt, less current portion	1,988.9	2,036.3
Accrued pension and other postretirement benefits, long-term	156.9	194.2
Environmental liabilities, continuing and discontinued	263.1	281.8
Deferred income taxes	172.6	173.2
Other long-term liabilities	304.7	278.8
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2016 or 2015	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2016 and 2015	18.6	18.6
Capital in excess of par value of common stock	427.8	417.7
Retained earnings	3,454.2	3,385.0
Accumulated other comprehensive income (loss)	(406.9)	(457.3)
Treasury stock, common, at cost - 2016: 52,174,609 shares, 2015: 52,328,015 shares	(1,496.6)	(1,498.3)
Total FMC stockholders’ equity	$1,997.1	$1,865.7
Noncontrolling interests	44.8	42.6
Total equity	$2,041.9	$1,908.3
Total liabilities and equity	$6,282.2	$6,325.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30
	2016	2015
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$115.7	$700.8
Discontinued operations	11.9	(703.8)
Income (loss) from continuing operations	$127.6	$(3.0)
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	67.2	54.2
Restructuring and other charges (income)	24.7	32.6
Deferred income taxes	(4.6)	21.2
Pension and other postretirement benefits	7.8	22.6
Share-based compensation	11.2	8.3
Excess tax benefits from share-based compensation	(0.4)	(2.0)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	216.6	241.4
Guarantees of vendor financing	36.1	1.2
Inventories	(89.7)	(40.8)
Accounts payable	36.8	(111.9)
Advance payments from customers	(244.8)	(184.8)
Accrued customer rebates	138.3	121.5
Income taxes	27.6	6.5
Pension and other postretirement benefit contributions	(26.3)	(51.8)
Environmental spending, continuing, net of recoveries	(11.4)	(13.5)
Restructuring and other spending	(13.7)	(10.5)
Change in other operating assets and liabilities, net (1)	(60.4)	(213.7)
Cash provided (required) by operating activities of continuing operations	$242.6	$(122.5)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(10.1)	(4.0)
Other discontinued reserves	(8.0)	(8.6)
Operating activities of discontinued operations, net of recoveries	—	(37.5)
Cash provided (required) by operating activities of discontinued operations	$(18.1)	$(50.1)

(1)
Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the June 30, 2015 change is impacted by a $99.6 million reduction in the Cheminova acquisition hedge liability and the non-cash Cheminova inventory fair value amortization of $19.3 million. Total cash payments during the six months ended June 30, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.5 million that were accrued and paid within the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30
	2016	2015
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(55.2)	$(65.2)
Proceeds from disposal of property, plant and equipment	1.1	1.6
Acquisitions, net of cash acquired	—	(1,205.1)
Other investing activities	(5.6)	(19.3)
Cash provided (required) by investing activities of continuing operations	$(59.7)	$(1,288.0)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestitures	—	1,653.2
Other discontinued investing activities	—	(15.6)
Cash provided (required) by investing activities of discontinued operations	$—	$1,637.6

Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	(59.4)	(394.6)
Repayments of long-term debt	(50.8)	(1,023.7)
Financing fees	(0.7)	—
Proceeds from borrowings of long-term debt	2.8	1,650.0
Issuances of common stock, net	2.1	5.6
Excess tax benefits from share-based compensation	0.4	2.0
Dividends paid (2)	(44.3)	(42.2)
Other repurchases of common stock	(1.2)	(3.2)
Cash provided (required) by financing activities of continuing operations	$(151.1)	$193.9
Effect of exchange rate changes on cash and cash equivalents	1.3	(2.9)
Increase (decrease) in cash and cash equivalents	15.0	368.0
Cash and cash equivalents, beginning of period	78.6	109.5
Cash and cash equivalents, end of period	$93.6	$477.5

(2)	See Note 13 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $39.2 million and $37.9 million, and income taxes paid, net of refunds were $37.7 million and $19.0 million for the six months ended June 30, 2016 and 2015, respectively. Non-cash additions to property, plant and equipment were $24.2 million and $4.6 million for the six months ended June 30, 2016 and 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2016 and 2015, cash flows for the six months ended June 30, 2016 and 2015, and our financial positions as of June 30, 2016 and December 31, 2015. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the “2015 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (i.e. a January 1, 2017 effective date).  We are evaluating the effect the guidance will have on our consolidated financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date).  We are evaluating the effect the guidance will have on our consolidated financial statements.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Recently adopted accounting guidance
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in Cloud Computing Arrangements, which provides guidance to determine when a customer's fees paid in a cloud computing arrangement include a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The new standard was effective for annual reporting periods beginning after December 15, 2015 (i.e. January 1, 2016) and entities may elect to adopt the ASU prospectively or retrospectively. We have adopted the standard prospectively. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

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
The purchase price allocation was finalized as of March 31, 2016. The allocation was subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations was

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustments since the filing of our 2015 Form 10-K were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment and income taxes payable. These decreases were offset by increases in current liabilities, intangible assets and deferred income taxes. The effect of all measurement-period adjustments in the first quarter of 2016 resulted in an increase to recognized goodwill of approximately $20 million.
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
____________________

(1)
Fair value of finished goods inventory acquired included a step-up in the value of approximately $57.8 million, of which $19.3 million was expensed in the three and six months ended June 30, 2015 all of which was expensed in the full year 2015 and included in "Cost of sales and services" on the condensed consolidated income statement.

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

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings utilized to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three and six month periods below exclude acquisition-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred as of January 1, 2015, nor are they indicative of future results of operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Pro forma Revenue (1)	$810.3	$945.0	$1,609.1	$1,908.0
Pro forma Diluted earnings per share (1)	$0.49	$5.68	$0.84	$6.23
____________________

(1)	For the three and six months ended June 30, 2016, pro forma results and actual results are the same.

Acquisition-related charges
Pursuant to GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Acquisition-related charges
Legal and professional fees (1)	$5.0	$29.0	$12.4	$39.6
Inventory fair value amortization (2)	—	19.3	—	19.3
(Gain)/loss on hedging purchase price (3)	—	(8.0)	—	172.1
Total Acquisition-related charges (4)	$5.0	$40.3	$12.4	$231.0
Restructuring charges and asset disposals
Cheminova restructuring	5.9	4.8	8.9	4.8
Total Cheminova restructuring charges (4) (5)	$5.9	$4.8	$8.9	$4.8
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs and integration-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	On the consolidated statements of income (loss), these charges are included in “Costs of sales and services.”

(3)
See "Cheminova Acquisition Hedge Costs" below for more information on these charges. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(4)	Acquisition-related charges and restructuring charges to integrate Cheminova with Agricultural Solutions are expected to be completed in 2016.

(5)	See Note 8 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Cheminova Acquisition Hedge Costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we acquired all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK 5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015 (the acquisition close date), we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK 8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to April 21, 2015 the USD strengthened against the DKK by approximately 21 percent to an exchange rate of USD $1.00 to DKK 6.96. The strengthening of the USD against the DKK results in a lower USD purchase price for Cheminova. Partially offsetting this was a mark-to-market net loss settlement on the FX forward contracts of $172.1 million during the first six months of 2015.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2015	$479.5	$296.6	$—	$776.1
Acquisitions	—	—	—	—
Purchase price allocation adjustments (See Note 3)	20.4	—	—	20.4
Foreign currency adjustments	—	(1.5)	—	(1.5)
Balance, June 30, 2016	$499.9	$295.1	$—	$795.0
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2016.

Our intangible assets, other than goodwill, consist of the following:

	June 30, 2016			December 31, 2015
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$449.6	$(52.0)	$397.6	$435.5	$(40.8)	$394.7
Patents	2.2	(0.4)	1.8	2.2	(0.3)	1.9
Brands (1)	15.4	(4.5)	10.9	14.2	(2.7)	11.5
Purchased and licensed technologies	71.3	(31.8)	39.5	71.0	(29.5)	41.5
Other intangibles	3.2	(2.3)	0.9	3.5	(2.2)	1.3
	$541.7	$(91.0)	$450.7	$526.4	$(75.5)	$450.9

Intangible assets not subject to amortization (indefinite life)
Brands (1)	$399.5		$399.5	$384.7		$384.7
In-process research & development	1.5		1.5	1.4		1.4
	$401.0		$401.0	$386.1		$386.1
Total intangible assets	$942.7	$(91.0)	$851.7	$912.5	$(75.5)	$837.0

(1)	Represents trademarks, trade names and know-how.
At June 30, 2016, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$384.5	$385.7
FMC Health and Nutrition	65.2	15.3
FMC Lithium	1.0	—
Total	$450.7	$401.0

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Amortization expense	$7.3	$5.5	$14.5	$8.1
The estimated pre-tax amortization expense for fiscal year 2016 is $30 million and is estimated to be $30 million for each fiscal year from 2017 to 2020. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 5: Receivables

The following table displays a roll-forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2014	$37.2
Additions — charged to expense	5.9
Transfer to long-term allowance	(29.2)
Balance, December 31, 2015	13.9
Additions — charged to expense	2.7
Net Recoveries and write-offs	0.6
Balance, June 30, 2016	$17.2

The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $102.5 million as of June 30, 2016. These long-term customer receivable balances and the corresponding allowance are included in Other assets on the condensed consolidated balance sheet. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on the estimated timing of collection.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2014	$—
Transfer from allowance for doubtful accounts (see above)	29.2
Net Recoveries and write- offs	—
Balance, December 31, 2015	$29.2
Additions - charged to expense	4.1
Net Recoveries and write- offs	—
Balance June 30, 2016	$33.3

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2016	December 31, 2015
Finished goods	$399.7	$350.0
Work in process	276.8	275.4
Raw materials, supplies and other	363.7	335.6
First-in, first-out inventory	$1,040.2	$961.0
Less: Excess of first-in, first-out cost over last-in, first-out cost	(158.3)	(160.8)
Net inventories	$881.9	$800.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2016	December 31, 2015
Property, plant and equipment	$1,796.0	$1,784.6
Accumulated depreciation	(770.1)	(768.2)
Property, plant and equipment, net	$1,025.9	$1,016.4

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Restructuring charges and asset disposals	$9.1	$6.8	$12.3	$12.2
Other charges (income), net	3.2	3.5	12.4	20.4
Total restructuring and other charges	$12.3	$10.3	$24.7	$32.6
Restructuring charges and asset disposals
Detail on the 2016 restructuring charges and asset disposal activities is provided below. For detail on restructuring activities which commenced prior to 2016, see Note 7 to our consolidated financial statements included with our 2015 Form 10-K.
2016 Restructuring Activities
Cheminova Restructuring
In 2015, we completed the acquisition of Cheminova; see Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we implemented a restructuring plan. The restructuring plan includes workforce reductions, relocation of current operating locations, lease termination fees and fixed asset accelerated depreciation as well as fixed asset disposal charges at several of our FMC Agricultural Solutions' facilities. In 2016, these restructuring activities continued; however, we expect the restructuring charges to be completed in 2016.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova Restructuring	$3.2	$1.4	$1.3	$5.9
Other Items	0.6	—	2.6	3.2
Three months ended June 30, 2016	$3.8	$1.4	$3.9	$9.1

Cheminova Restructuring	$4.4	$0.3	$0.1	$4.8
Health and Nutrition Restructuring	0.8	—	1.0	1.8
Other Items	—	0.2	—	0.2
Three months ended June 30, 2015	$5.2	$0.5	$1.1	$6.8

Cheminova Restructuring	$5.1	$1.3	$2.5	$8.9
Other Items	0.4	0.4	2.6	3.4
Six months ended June 30, 2016	$5.5	$1.7	$5.1	$12.3

Cheminova Restructuring	$4.4	$0.3	$0.1	$4.8
Health and Nutrition Restructuring	1.6	0.1	2.2	3.9
Other Items	3.6	(0.1)	—	3.5
Six months ended June 30, 2015	$9.6	$0.3	$2.3	$12.2
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/15 (3)	Change in reserves (2)	Cash payments	Other	Balance at 6/30/16 (3)
Cheminova Restructuring	$8.7	$6.4	$(9.9)	$(4.2)	$1.0
Other Workforce Related and Facility Shutdowns (1)	6.5	0.8	(3.7)	(0.3)	3.3
Restructuring activities related to discontinued operations (4)	0.4	—	—	—	0.4
Total	$15.6	$7.2	$(13.6)	$(4.5)	$4.7
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the "Other Items" sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(4)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued reserves" on the condensed consolidated statements of cash flows.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other charges (income), net

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Environmental charges, net	$2.5	$3.5	$9.1	$5.4
Argentina devaluation	—	—	4.2	—
Other items, net	0.7	—	(0.9)	15.0
Other charges (income), net	$3.2	$3.5	$12.4	$20.4
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

Note 9: Debt
Debt maturing within one year:

(in Millions)	June 30, 2016	December 31, 2015
Short-term foreign debt (1)	$50.8	$87.2
Commercial paper	—	23.9
Total short-term debt	$50.8	$111.1
Current portion of long-term debt	2.4	1.5
Short-term debt and current portion of long-term debt	$53.2	$112.6
____________________

(1)	At June 30, 2016, the average interest rate on the borrowings was 9.5%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt:

(in Millions)	June 30, 2016
	Interest Rate Percentage	Maturity Date	June 30, 2016	December 31, 2015
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.6-6.5%	2021-2035	$141.6	$141.5
Senior notes (less unamortized discount of $1.5 and $1.7, respectively)	3.95 - 5.2%	2019-2024	998.5	998.3
Term Loan Facility	1.8%	2020	850.0	900.0
Credit Facility (1)	2.9%	2019	—	—
Foreign debt	0 - 9.3%	2016-2024	12.7	9.9
Debt issuance cost			(11.5)	(11.9)
Total long-term debt			$1,991.3	$2,037.8
Less: debt maturing within one year			2.4	1.5
Total long-term debt, less current portion			$1,988.9	$2,036.3
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $59.2 million and available funds under this facility were $1,440.8 million at June 30, 2016, which reflects borrowings under our commercial paper program.

Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2016, was 3.9 which is below the maximum leverage of 4.5 at June 30, 2016. Our actual interest coverage for the four consecutive quarters ended June 30, 2016, was 7.1 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2016.

Note 10: Discontinued Operations
FMC Alkali:
On April 1, 2015, we completed the previously disclosed sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds. The sale resulted in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) in the second quarter of 2015.

The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue	$—	$—	$—	$194.0
Costs of sales and services	—	—	—	149.2

Income (loss) from discontinued operations before income taxes (1)	—	1,069.8	—	1,088.7
Provision for income taxes	—	372.0	—	372.4
Total discontinued operations of FMC ACD, net of income taxes	$—	$697.8	$—	$716.3
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$—	$—	$—
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$—	$697.8	$—	$716.3
____________________

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(1)
For the three months ended June 30, 2015, amounts include $3.7 million of divestiture related charges. For the six months ended June 30, 2015, amounts include $2.2 million of allocated interest expense, $15.0 million of divestiture related charges and $5.3 million of a pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

In addition to our discontinued FMC Alkali Chemicals division, our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($0.5) and $0.2 for the three and six months ended 2016 and zero and ($0.3) for the three and six months ended 2015, respectively	$0.3	$2.4	$(0.1)	$(0.1)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.2 and $2.5 for the three and six months ended 2016 and $2.6 and $4.6 for the three and six months ended 2015, respectively (1)	(1.9)	(7.5)	(4.8)	(8.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.4 and $4.1 for the three and six months ended 2016 and $2.8 and $2.7 for the three and six months ended 2015, respectively	(4.2)	(4.5)	(7.0)	(4.4)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of zero and zero for the three and six months ended 2016 and ($372.0) and ($372.4) for the three and six months ended 2015, respectively	—	697.8	—	716.3
Discontinued operations, net of income taxes	$(5.8)	$688.2	$(11.9)	$703.8
____________________

(1)	See a roll forward of our environmental reserves, as well as, discussion on significant environmental issues that occurred during the 2016 in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2015	$348.2	$(7.3)	$340.9
Provision/(benefit)	18.2	—	18.2
(Spending)/recoveries	(22.0)	—	(22.0)
Foreign currency translation adjustments	1.3	—	1.3
Net change	(2.5)	—	(2.5)
Total environmental reserves at June 30, 2016	$345.7	$(7.3)	$338.4

Environmental reserves, current (1)	79.6	(4.3)	75.3
Environmental reserves, long-term (2)	266.1	(3.0)	263.1
Total environmental reserves at June 30, 2016	$345.7	$(7.3)	$338.4
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $230 million at June 30, 2016. This reasonably possible estimate is based upon information available as of the date

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2015	Increase in Recoveries	Cash Received	6/30/2016
Environmental recoveries	$22.7	1.8	(0.5)	$24.0

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Environmental provisions, net - recorded to liabilities (1)	$5.6	$13.6	$18.2	$18.0
Environmental provisions, net - recorded to assets (2)	—	—	(1.8)	—
Environmental provision, net	$5.6	$13.6	$16.4	$18.0

Continuing operations (3)	2.5	3.5	9.1	5.4
Discontinued operations (4)	3.1	10.1	7.3	12.6
Environmental provision, net	$5.6	$13.6	$16.4	$18.0
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2015 Form 10-K. See Note 10 to our consolidated financial statements in our 2015 Form 10-K for a description of significant updates to material environmental sites.  There have been no significant updates since the information included in our 2015 Form 10-K other than the update provided below.

On June 21, 2016, the Environmental Protection Agency (“EPA”) issued its Proposed Cleanup Plan for the Portland Harbor Superfund Site (“the Proposed Plan”).  The Proposed Plan is open for public comment through September 6, 2016.  Any potential liability to FMC will represent a portion of the costs of the remedy the EPA selects for Portland Harbor.  Based on the current information available in the Proposed Plan as well as the large number of responsible parties for the Superfund Site, we are unable to develop a reasonable estimate of our potential exposure for Portland Harbor at this time.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2016, there were 1.3 million and 1.8 million potential common shares excluded from Diluted EPS. There were 1.0 million potential common shares excluded from Diluted EPS for the three months ended June 30, 2015. For the six months ended June 30, 2015, we had a net loss from continuing operations attributable to FMC stockholders; as such all 1.9 million potential common shares were excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$71.0	$54.1	$125.4	$(8.3)
Discontinued operations, net of income taxes	(5.8)	688.2	(11.9)	703.8
Net income (loss) attributable to FMC stockholders	$65.2	$742.3	$113.5	$695.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	(2.0)	(0.3)	—
Net income (loss) allocable to common stockholders	$64.9	$740.3	$113.2	$695.5

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.53	$0.40	$0.93	$(0.06)
Discontinued operations	(0.04)	5.14	(0.09)	5.27
Net income (loss) attributable to FMC stockholders	$0.49	$5.54	$0.84	$5.21

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.53	$0.40	$0.93	$(0.06)
Discontinued operations	(0.04)	5.12	(0.09)	5.27
Net income (loss) attributable to FMC stockholders	$0.49	$5.52	$0.84	$5.21

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,929	133,714	133,865	133,643
Weighted average additional shares assuming conversion of potential common shares	647	731	570	—
Shares – diluted basis	134,576	134,445	134,435	133,643

Note 13: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015	$1,865.7	$42.6	$1,908.3
Net income (loss)	113.5	2.2	115.7
Stock compensation plans	12.7	—	12.7
Excess tax benefits from share-based compensation	(0.4)	—	(0.4)
Shares for benefit plan trust	0.1	—	0.1
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	13.4	—	13.4
Net hedging gains/(losses) and other, net of income tax (1)	4.8	—	4.8
Foreign currency translation adjustments (1)	32.2	—	32.2
Dividends ($.165 per share)	(44.3)	—	(44.3)
Repurchases of common stock	(0.6)	—	(0.6)
Balance at June 30, 2016	$1,997.1	$44.8	$2,041.9
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments(1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications (3)	32.2	0.7	—	$32.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	13.4	$17.5

Accumulated other comprehensive income (loss), net of tax at June 30, 2016	$(115.1)	$(1.4)	$(290.4)	$(406.9)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications (3)	(41.7)	5.2	(7.1)	$(43.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.9)	21.4	$19.5

Accumulated other comprehensive income (loss), net of tax at June 30, 2015	$(92.1)	$(0.6)	$(307.2)	$(399.9)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Derivative instruments:
Foreign currency contracts	$(2.1)	$9.2	(3.1)	17.9	Costs of sales and services
Energy contracts	(1.0)	(1.2)	(1.6)	(2.5)	Costs of sales and services
Foreign currency contracts	0.5	(7.5)	(1.5)	(11.9)	Selling, general and administrative expenses
Total before tax	(2.6)	0.5	(6.2)	3.5
	0.9	(0.4)	2.1	(1.6)	Provision for income taxes
Amount included in net income	$(1.7)	$0.1	$(4.1)	$1.9

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.2)	$(0.2)	(0.4)	(0.6)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(10.6)	(15.0)	(20.3)	(27.7)	Selling, general and administrative expenses
Recognized loss due to settlement and curtailment	—	—	—	(5.3)	Selling, general and administrative expenses (3)
Total before tax	$(10.8)	$(15.2)	(20.7)	(33.6)
	3.7	5.5	7.3	12.2	Provision for income taxes
Amount included in net income	(7.1)	(9.7)	(13.4)	(21.4)

Total reclassifications for the period	$(8.8)	$(9.6)	$(17.5)	$(19.5)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

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

Dividends and Share Repurchases
For the six months ended June 30, 2016 and 2015, we paid dividends $44.3 million and $42.2 million, respectively. On July 21, 2016, we paid dividends totaling $22.2 million to our shareholders of record as of June 30, 2016. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2016.

During the six months ended June 30, 2016, no shares were repurchased under the publicly announced repurchase program. At June 30, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30				Six Months Ended June 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net annual benefit cost (income):
Service cost	$2.6	$3.5	$—	$—	$5.3	$7.6	$—	$—
Interest cost	12.7	15.3	0.2	0.2	25.4	30.7	0.4	0.5
Expected return on plan assets	(21.9)	(22.3)	—	—	(43.7)	(44.5)	—	—
Amortization of prior service cost (credit)	0.2	0.2	—	—	0.4	0.5	—	0.1
Recognized net actuarial and other (gain) loss	10.3	15.2	(0.3)	(0.2)	20.5	28.2	(0.5)	(0.5)
Recognized loss due to curtailment (1)	—	—	—	—	—	4.8	—	0.5
Net periodic benefit cost (2)	$3.9	$11.9	$(0.1)	$—	$7.9	$27.3	$(0.1)	$0.6
____________________

(1)	Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the condensed consolidated statements of income (loss).

(2)	Net periodic benefit cost represents both continuing and discontinued operations.
We made voluntary cash contributions to our U.S. defined benefit pension plan in the six months ended June 30, 2016 and June 30, 2015 of $21.0 million and $49.0 million, respectively. We expect to make approximately $35.0 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2016.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The below chart provides a reconciliation between our reported effective tax rate and the EAETR.

	Three Months Ended June 30
	2016			2015
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$104.8	$32.0	30.5%	$75.9	$17.8	23.5%

Discrete items:
Acquisition-related charges (1)	—	—		21.0	7.5
Currency remeasurement (2)	4.9	(1.0)		17.7	6.7
Other discrete items (3)	50.7	2.5		13.6	1.9
Tax only discrete items (4)	—	(0.3)		—	(2.1)
Total discrete items	$55.6	$1.2		$52.3	$14.0

Continuing operations, before discrete items	$160.4	$33.2		$128.2	$31.8
Quarterly effect of changes in the EAETR (5)			20.7%			24.8%

	Six Months Ended June 30
	2016			2015
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$190.5	$62.9	33.0%	$(34.3)	$(31.3)	91.3%

Discrete items:
Acquisition-related charges (1)	—	—		211.7	77.8
Currency remeasurement (2)	7.2	(0.5)		24.0	3.9
Other discrete items (3)	101.7	3.9		35.4	9.2
Tax only discrete items (4)	—	(3.2)		—	0.9
Total discrete items	$108.9	$0.2		$271.1	$91.8

Continuing operations, before discrete items	$299.4	$63.1		$236.8	$60.5
Year-to-date effect of changes in the EAETR (5)			21.1%			25.5%

___________________

(1)
Due to the nature of acquisition-related charges incurred during 2016, these charges are not treated discretely in accordance with GAAP. As such, the amounts differ from total acquisition-related charges as presented in Note 3. Acquisition-related charges for the three and six months ended June 30, 2015 are primarily taxed at domestic tax rates resulting in a material tax benefit. The acquisition-related charges are comprised of legal and professional fees and a loss incurred from hedging activity associated with the purchase price of Cheminova. See Note 3 for more information. As noted in footnote (2), below, hedge gains or losses are accounted for discretely for GAAP purposes.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, both of which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses are considered non-taxable permanent items, while offsetting hedge gains or losses are taxable.

(3)
In accordance with GAAP, subsidiaries for which a full valuation allowance has been provided generally are not accounted for as a component of the EAETR. For the three and six months ended June 30, 2016, the Other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for these pretax losses. For the three and six months ended June 30, 2015, the Other discrete items primarily related to restructuring and IPR&D.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(4)
For the three and six months ended June 30, 2016, Tax only discrete items is comprised primarily of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability or measurement of certain deferred tax assets, and changes in prior year estimates of subsidiary tax liabilities. For the three and six months ended June 30, 2015, this component was comprised primarily of currency remeasurement associated with foreign statutory operations and changes in realizability or measurement of certain deferred tax assets.

(5)
The decrease in the EAETR for the three and six months ended June 30, 2016 is primarily driven by lower current year projected domestic earnings. Further, domestic tax legislation enacted during the fourth quarter of 2015 has decreased the amount of projected domestic tax expense for the three and six months ended June 30, 2016, as compared to these periods in the prior year.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models, utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,155.8 million and $2,214.0 million and the carrying amount is $2,042.1 million and $2,148.9 million as of June 30, 2016 and December 31, 2015, respectively.
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
As of June 30, 2016, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $3.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until March 15, 2017. At June 30, 2016, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $310 million.
As of June 30, 2016, we had current open commodity contracts in AOCI in a net after tax loss position of $0.3 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At June 30, 2016, we had an equivalent of 1.3 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $3.5 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $3.5 million of these losses would be realized in earnings during the twelve months ending June 30, 2017 and $0.0 million of net losses would be realized subsequent to June 30, 2017, if spot rates in the future are consistent with forward rates as of June 30, 2016. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,630 million at June 30, 2016.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2016
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$9.7	$1.9	$11.6	$(10.1)	$1.5
Energy contracts	0.2	—	0.2	(0.1)	0.1
Total derivative assets (1)	9.9	1.9	11.8	(10.2)	1.6

Foreign exchange contracts	(14.8)	(20.2)	(35.0)	10.1	(24.9)
Energy contracts	(0.6)	—	(0.6)	0.1	(0.5)
Total derivative liabilities (2)	(15.4)	(20.2)	(35.6)	10.2	(25.4)

Net derivative assets/(liabilities)	$(5.5)	$(18.3)	$(23.8)	$—	$(23.8)

	December 31, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.1	$5.2	$11.3	$(11.3)	$—
Energy contracts	—	—	—	—	—
Total derivative assets (1)	6.1	5.2	11.3	(11.3)	—

Foreign exchange contracts	(15.4)	(7.3)	(22.7)	11.3	(11.4)
Energy contracts	(2.0)	—	(2.0)	—	(2.0)
Total derivative liabilities (2)	(17.4)	(7.3)	(24.7)	11.3	(13.4)

Net derivative assets/(liabilities)	$(11.3)	$(2.1)	$(13.4)	$—	$(13.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Total
(in Millions)	2016	2015	2016	2015	2016	2015
Unrealized hedging gains (losses) and other, net of tax	$(2.2)	$3.2	$0.6	$(0.3)	$(1.6)	$2.9
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	1.0	(0.9)	0.7	0.8	1.7	(0.1)
Ineffective portion (1)	—	—	—	—	—	—
Total derivative instrument impact on comprehensive income, net of tax	$(1.2)	$2.3	$1.3	$0.5	$0.1	$2.8

	Six Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Total
(in Millions)	2016	2015	2016	2015	2016	2015
Unrealized hedging gains (losses) and other, net of tax	$0.7	$3.5	$—	$1.7	$0.7	$5.2
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	3.0	(3.5)	1.1	1.6	4.1	(1.9)
Ineffective portion (1)	—	—	—	—	—	—
Total derivative instrument impact on comprehensive income, net of tax	$3.7	$—	$1.1	$3.3	$4.8	$3.3
___________________

(1)	See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30		Six Months Ended June 30
(in Millions)		2016	2015	2016	2015
Foreign exchange contracts	Cost of sales and services	$11.7	$(3.3)	$28.3	$(7.8)
	Selling, general & administrative (2)	—	8.0	—	(172.1)
Total		$11.7	$4.7	$28.3	$(179.9)
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent a loss on the Cheminova acquisition hedge. See Note 3 within these condensed consolidated financial statements for more information.

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

(in Millions)	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities:
Energy contracts (1)	$0.1	$—	$0.1	$—
Derivatives – Foreign exchange (1)	1.5	—	1.5	—
Other (2)	24.8	24.8	—	—
Total assets	$26.4	$24.8	$1.6	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$0.5	$—	$0.5	$—
Derivatives – Foreign exchange (1)	24.9	—	24.9	—
Other (3)	29.6	29.2	0.4	—
Total liabilities	$55.0	$29.2	$25.8	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities:
Energy contracts (1)	$—	$—	$—	$—
Derivatives – Foreign exchange (1)	—	—	—	—
Other (2)	25.4	25.4	—	—
Total assets	$25.4	$25.4	$—	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	11.4	—	11.4	—
Other (3)	29.1	29.1	—	—
Total liabilities	$42.5	$29.1	$13.4	$—
____________________

(1)	See the Fair -Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheet.

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

Nonrecurring Fair -Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2015. There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the six months ended June 30, 2016.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2016. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$102.8
Guarantees of vendor financing - long-term (1)	20.1
Other debt guarantees (2)	20.0
Total	$142.9
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue
FMC Agricultural Solutions	$552.0	$625.6	$1,098.1	$1,018.0
FMC Health and Nutrition	195.0	206.6	387.4	417.6
FMC Lithium	63.3	54.9	123.6	110.9
Total	$810.3	$887.1	$1,609.1	$1,546.5
Income from continuing operations before income taxes
FMC Agricultural Solutions	$100.7	$121.4	$182.7	$203.2
FMC Health and Nutrition	44.9	50.5	92.2	101.5
FMC Lithium	16.5	4.6	31.4	10.1
Segment operating profit	$162.1	$176.5	$306.3	$314.8
Corporate and other	(18.9)	(17.1)	(35.8)	(32.4)
Operating profit before the items listed below	$143.2	$159.4	$270.5	$282.4
Interest expense, net	(20.0)	(24.7)	(40.8)	(38.7)
Restructuring and other (charges) income (1)	(12.3)	(10.3)	(24.7)	(32.6)
Non-operating pension and postretirement (charges) income (2)	(1.1)	(8.2)	(2.1)	(14.4)
Acquisition-related charges (3)	(5.0)	(40.3)	(12.4)	(231.0)
(Provision) benefit for income taxes	(32.0)	(17.8)	(62.9)	31.3
Discontinued operations, net of income taxes	(5.8)	688.2	(11.9)	703.8
Net income attributable to noncontrolling interests	(1.8)	(4.0)	(2.2)	(5.3)
Net income (loss) attributable to FMC stockholders	$65.2	$742.3	$113.5	$695.5
____________________

(1)	See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
FMC Agricultural Solutions	$(5.9)	$(4.8)	$(12.5)	$(23.1)
FMC Health and Nutrition	(3.2)	(1.8)	(3.4)	(4.0)
FMC Lithium	—	(0.2)	(0.6)	(0.5)
Corporate	(3.2)	(3.5)	(8.2)	(5.0)
Restructuring and other (charges) income	$(12.3)	$(10.3)	$(24.7)	$(32.6)

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$5.0	$29.0	$12.4	$39.6
Inventory fair value amortization (2)	—	19.3	—	19.3
(Gain)/loss on hedging purchase price (1)	—	(8.0)	—	172.1
Acquisition-related charges	$5.0	$40.3	$12.4	$231.0
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.” For more information see Note 3.
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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on nutritional ingredients, health excipients, and functional health ingredients. Nutritional ingredients are used to enhance texture, color, structure and physical stability. Health excipients are used for binding, encapsulation and disintegrant applications. Functional health ingredients are used as active ingredients in nutraceutical and pharmaceutical markets. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis application.

Second Quarter 2016 Highlights

The following are the more significant developments in our businesses during the three months ended June 30, 2016:

•
Revenue of $810.3 million for the three months ended June 30, 2016 decreased $77 million or nine percent versus the same period last year. The decrease in revenue was attributable to FMC Agricultural Solutions and FMC Health and Nutrition which offset an increase in revenue from FMC Lithium. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased six percent period over period while sales in Asia decreased by nine percent, sales in Latin America decreased 39 percent, and sales in Europe, Middle East and Africa decreased by one percent.

•
Our gross margin, excluding acquisition-related charges, decreased by approximately $24 million or approximately seven percent to $301.3 million versus the prior year's second quarter primarily due to lower volumes with Agricultural Solutions. A portion of the lower volumes was due to the ongoing strategy of the elimination of low margin sales within Brazil. Gross margin percent of 37 percent was essentially flat compared to prior year. While there was a decrease in overall gross margin, the elimination of low margin sales within Brazil allowed the gross margin percent to remain flat.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges, decreased by approximately $4 million or three percent to $123.0 million. The decrease was driven primarily by synergies associated with the acquisition of Cheminova and favorable foreign exchange impacts primarily in Brazil.

•	Research and Development expenses of $35.1 million decreased $4 million or 10 percent. A majority of the decrease was due to registration and regulatory timing within Agricultural Solutions.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $92.8 million was essentially flat compared to the prior year amount of $94.7 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
In our Agricultural Solutions business, we continue to see the benefits of the Cheminova acquisition, which brought greater scale and regional balance to our business, improved our market access and expanded our product portfolio and technology pipeline. Challenging market conditions specifically in the global crop protection market are expected to continue for the remainder of the year.
In Health and Nutrition, global demand for our naturally-derived ingredient product lines continues to grow and we remain focused on protecting the business’s high margins through the implementation of Manufacturing Excellence programs, process technology improvements and product differentiation. However, the Omega-3 business is having challenges due to the overcapacity in the industry.
In Lithium, we are seeing the benefits of our strategy to grow our business in the technology-driven specialty end markets, where demand continues to accelerate and pricing trends across our portfolio remain favorable. In May, we announced plans to triple our production capacity of lithium hydroxide to 30,000 metric tons by 2019 in order to meet growing demand from our key customers.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue
FMC Agricultural Solutions	$552.0	$625.6	$1,098.1	$1,018.0
FMC Health and Nutrition	195.0	206.6	387.4	417.6
FMC Lithium	63.3	54.9	123.6	110.9
Total	$810.3	$887.1	$1,609.1	$1,546.5
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$100.7	$121.4	$182.7	$203.2
FMC Health and Nutrition	44.9	50.5	92.2	101.5
FMC Lithium	16.5	4.6	31.4	10.1
Segment operating profit	$162.1	$176.5	$306.3	$314.8
Corporate and other	(18.9)	(17.1)	(35.8)	(32.4)
Operating profit before the items listed below	$143.2	$159.4	$270.5	$282.4

Interest expense, net	(20.0)	(24.7)	(40.8)	(38.7)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(12.3)	(10.3)	(24.7)	(32.6)
Non-operating pension and postretirement charges (2)	(1.1)	(8.2)	(2.1)	(14.4)
Acquisition-related charges (3)	(5.0)	(40.3)	(12.4)	(231.0)
(Provision) benefit for income taxes	(32.0)	(17.8)	(62.9)	31.3
Discontinued operations, net of income taxes	(5.8)	688.2	(11.9)	703.8
Net income attributable to noncontrolling interests	(1.8)	(4.0)	(2.2)	(5.3)
Net income (loss) attributable to FMC stockholders	$65.2	$742.3	$113.5	$695.5
____________________

(1)	See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
FMC Agricultural Solutions	$(5.9)	$(4.8)	$(12.5)	$(23.1)
FMC Health and Nutrition	(3.2)	(1.8)	(3.4)	(4.0)
FMC Lithium	—	(0.2)	(0.6)	(0.5)
Corporate	(3.2)	(3.5)	(8.2)	(5.0)
Restructuring and other (charges) income	$(12.3)	$(10.3)	$(24.7)	$(32.6)

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

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$5.0	$29.0	$12.4	$39.6
Inventory fair value amortization (2)	—	19.3	—	19.3
(Gain)/loss on hedging purchase price (1)	—	(8.0)	—	172.1
Acquisition-related charges (3)	$5.0	$40.3	$12.4	$231.0
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
(3) Acquisition-related charges associated with Cheminova are expected to be completed at the end of 2016.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income (loss) attributable to FMC stockholders (GAAP)	$65.2	$742.3	$113.5	$695.5
Corporate special charges (income), pre-tax	18.4	58.8	39.2	278.0
Income tax expense (benefit) on Corporate special charges (income) (1)	(5.5)	(19.6)	(11.9)	(100.1)
Corporate special charges (income), net of income taxes	$12.9	$39.2	$27.3	$177.9
Discontinued operations attributable to FMC Stockholders, net of income taxes	5.8	(688.2)	11.9	(703.8)
Non-GAAP tax adjustments (2)	8.9	1.4	18.5	2.8
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$92.8	$94.7	$171.2	$172.4
____________________

(1)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(2)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but are not limited to: income tax expenses or benefits that are not related to ongoing business operations in the current year; unusual or infrequently occurring items; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law; and the impact of excluding subsidiary losses that cannot be benefited from the GAAP EAETR and earnings to which it is applied. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

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

FMC Agricultural Solutions

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue	$552.0	$625.6	$1,098.1	$1,018.0
Operating Profit	100.7	121.4	182.7	203.2

Three months ended June 30, 2016 vs. 2015
Revenue of $552.0 million decreased approximately 12 percent versus the prior year quarter primarily due to lower volumes in Brazil.
FMC Agricultural Solutions' operating profit of $100.7 million decreased by approximately 17 percent compared to the year-ago quarter.
Refer to the FMC Agricultural Solutions Proforma Financial Results with Cheminova section below for further discussion.

Six months ended June 30, 2016 vs. 2015
Revenue of $1,098.1 million increased approximately eight percent versus the prior year quarter primarily due to a full six months of revenue from Cheminova. This increase was offset by lower volumes in 2016 compared to 2015.
FMC Agricultural Solutions' operating profit of $182.7 million decreased by approximately 10 percent compared to the year-ago quarter.
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

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$552.0	$625.6	$1,098.1	$1,018.0
Revenue, Cheminova, pro forma (2)	—	57.9	—	362.0
Pro Forma Combined, Revenue (3)	$552.0	$683.5	$1,098.1	$1,380.0
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$100.7	$121.4	$182.7	$203.2
Operating Profit, Cheminova, pro forma (2)	—	(4.1)	—	19.9
Pro Forma Combined, Operating Profit (3)	$100.7	$117.3	$182.7	$223.1
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

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

(3)	The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Europe, Middle East and Africa (EMEA) (2)	$162.2	$200.1	$367.4	$429.9
North America (3)	185.6	177.0	335.6	406.4
Latin America (4)	93.1	163.5	194.2	297.3
Asia (5)	111.1	142.9	200.9	246.4
Total	$552.0	$683.5	$1,098.1	$1,380.0
___________________

(1)
The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results. Explanations below are for both the three and six month periods unless otherwise noted.

(2)
Decline driven by cold weather in Central and Western Europe partially offset by Central/Eastern Europe demand growth as well as transition to direct market access across the region and synergies from the Cheminova acquisition.

(3)	Decline driven by elevated channel inventory levels and lower demand due to the deterioration in farm incomes.

(4)
Decline driven by Brazil where elevated channel inventory levels remain high as well as reduced demand and decreases due to planned product rationalization. While foreign exchange rates have been more stable, grower financials continue to be impacted by a lack of credit availability. In Latin America outside of Brazil, product rationalization in Argentina and drought conditions in Colombia impacted revenue impacted the six months ended June 30, 2016.

(5)
Decline driven by poor weather in India and parts of South East Asia as well as lower demand and planned product rationalization. The six months ended June 30, 2016 declines were partially offset by increasing pesticide demand in China as well as favorable weather conditions in Australia.

Pro Forma Combined Results - Three months ended June 30, 2016 vs. 2015
Pro forma combined revenue of $552.0 million decreased by approximately 19 percent versus the prior year quarter. Lower volumes impacted revenue negatively by 16 percent while unfavorable currency impacted revenue by three percent. Lower volumes were primarily experienced in Brazil, due to high channel inventories and planned product rationalizations. The actions we took to eliminate certain product sales reduced revenue by approximately $60 million compared to pro forma combined revenue in the second quarter of 2015. The product rationalization had a limited impact on segment earnings.

Pro forma combined operating profit of $100.7 million decreased approximately 14 percent compared to the year-ago period. Foreign currency contributed six percent to the decline in year over year pro forma combined operating profit while the lower volumes described above contributed 23 percent to the decline. Lower pricing and mix contributed to three percent to the decline.

Lower costs, primarily selling, general and administrative combined with lower research and development costs improved profits year over year by 18 percent. These lower costs were the result of cost savings driven by synergies associated with the Cheminova acquisition.

Pro Forma Combined Results -Six months ended June 30, 2016 vs. 2015
Pro Forma combined revenue of $1,098.1 million decreased approximately 20 percent versus the prior year period. Volume contributed to 18 percent of the decline while unfavorable foreign currency impacted revenue by four percent. These declines were offset by favorable pricing and mix which impacted revenues by two percent. The actions we took to eliminate certain product sales reduced revenue by approximately $90 million compared to pro forma combined revenue in the six months of 2015.
Pro forma combined operating profit of $182.7 million decreased approximately 18 percent compared to the year-ago period. Drivers for the decrease year over year were the same as described in the three months discussion above. Lower volumes contributed to 27 percent of the decline in operating profit while unfavorable foreign currency impacts contributed 10 percent. Lower costs improved operating profit by 16 percent. Favorable pricing and mix improved operating profits by three percent.

Outlook

For 2016, full-year segment revenue is expected to be approximately $2.2 billion to $2.4 billion and full-year segment earnings are still expected to be in the range of $380 million to $420 million.

Certain Regulatory Issues
A detailed discussion related to regulatory issues impacting FMC Agricultural Solutions can be found in Part II, Item 7 of our 2015 Form 10-K. There have been no material changes related to regulatory issues impacting FMC Agricultural Solutions from the information reported in our 2015 10-K.
FMC Health and Nutrition

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue	$195.0	$206.6	$387.4	417.6
Operating Profit	44.9	50.5	92.2	101.5

Three months ended June 30, 2016 vs. 2015
Revenue of $195.0 million decreased approximately six percent versus the prior-year quarter. Lower volumes drove nearly all of the revenue decline. Weakness in Omega-3 and Nutrition more than offset growth in Health Excipients.
Segment operating profit of $44.9 million decreased approximately 11 percent versus the year ago quarter. The lower sales volume noted above impacted segment operating profit by eight percent. Higher operating costs negatively impacted results by six percent while favorable pricing improved segment operating profit by two percent.

Six months ended June 30, 2016 vs. 2015
Revenue of $387.4 million decreased approximately seven percent versus the prior-year quarter. Lower volumes were the primary driver contributing to six percent of the revenue decline primarily due to Omega-3. Unfavorable foreign currency impacts decreased revenue by one percent.
Segment operating profit of $92.2 million decreased approximately nine percent versus the year ago quarter. The lower sales volume noted above impacted segment operating profit negatively by 10 percent. Favorable pricing and mix increased segment operating profit by one percent. Operating costs were essentially flat.

Outlook

Segment revenue for the full year of 2016 is anticipated to be approximately $750 million to $800 million, while full-year segment earnings are expected to be between $190 million and $196 million.

FMC Lithium

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue	$63.3	$54.9	$123.6	$110.9
Operating Profit	16.5	4.6	31.4	10.1

Three months ended June 30, 2016 vs. 2015
Revenue of $63.3 million increased by approximately 15 percent versus the prior-year quarter. Higher volumes, primarily of lithium hydroxide, contributed five percent to the revenue increase while higher pricing, net of minor currency tailwinds, increased revenue favorably by 10 percent. Demand trends across specialty end markets remain strong. Hydroxide demand for energy storage and EV applications continues to grow at double digits.
Segment operating profit of $16.5 million increased $11.9 million versus the year ago quarter. The favorable volume and pricing noted above impacted results by $1.4 million and $5.3 million, respectively. Operating costs were lower by approximately $4 million, driven by manufacturing efficiencies from ongoing process improvements, stronger production, savings associated with the natural gas pipeline installed in 2015, and by lower raw material and energy prices. Favorable foreign currency impacts increased operating profit by approximately $1 million.

Six months ended June 30, 2016 vs. 2015
Revenue of $123.6 million increased by approximately 11 percent versus the prior-year six month period. Higher volumes, primarily in specialty products contributed five percent to the revenue increase while higher pricing, net of minor currency headwinds, impacted revenue favorably by seven percent.
Segment operating profit of $31.4 million increased $21 million versus the year ago quarter. Higher volumes and prices impacted results by $4 million and $7 million, respectively, while operating costs were lower by approximately $10 million. Foreign currency headwinds were minor for the period.

Outlook
Due to the strong results in the second quarter and continued improvement in the forecast for the business, segment earnings are now expected to be between $58 and $66 million for the full year of 2016, an increase of 170 percent over 2015 at the mid-point of the range and $14 million higher than the previous range.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended June 30, 2016 vs. 2015
Corporate and other expenses of $18.9 million in the second quarter of 2016 increased by $1.8 million from $17.1 million in the same period in 2015. The increase was primarily driven by the relocation of our Corporate headquarters which totaled approximately $2.2 million.

Six months ended June 30, 2016 vs. 2015
Corporate and other expenses of $35.8 million in the first half of 2016 increased by $3.4 million from $32.4 million in the same period in 2015. The increase was consistent with the discussion above for the three months ended June 30, 2016.

Interest expense, net
Three months ended June 30, 2016 vs. 2015
Interest expense, net for the second quarter of 2016 was $20.0 million as compared to the second quarter of 2015 of $24.7 million. $4.1 million of the decrease was due to lower foreign outstanding debt balances. The remaining decrease was due to lower outstanding debt balances under the unsecured Term Loan facility.

Six months ended June 30, 2016 vs. 2015
Interest expense, net for the first half of 2016 was $40.8 million as compared to the first half of 2015 of $38.7 million. The increase was primarily due to additional debt taken on in the second quarter of 2015 associated with the acquisition of Cheminova, principally the unsecured Term Loan facility, and therefore was included for all six months of 2016 compared to only three months in 2015.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2016	2015	2016	2015
Restructuring charges and asset disposals	$9.1	$6.8	$12.3	$12.2
Other charges (income), net	3.2	3.5	12.4	20.4
Total restructuring and other charges	$12.3	$10.3	$24.7	$32.6

Three months ended June 30, 2016 vs. 2015
Restructuring and asset disposal charges in 2016 of $9.1 million were primarily associated with the Cheminova restructuring plan that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income), net in 2016 of $3.2 million were primarily related to $2.5 million of environmental related charges. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Restructuring and asset disposal charges in 2015 of $6.8 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income), net in 2015 of $3.5 million were primarily related to corporate environmental charges.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.

Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2016 was $1.1 million compared to $8.2 million for the three months ended June 30, 2015. The decrease in charges was primarily due to the change in rate we use to estimate the interest cost components of our net periodic benefit cost as described in our 2015 Form 10-K. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 18 to the condensed consolidated financial statements included within this Form 10-Q.

Six months ended June 30, 2016 vs. 2015
Restructuring and other charges (income)

Restructuring and asset disposal charges in 2016 of $12.3 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income), net in 2016 of $12.4 million primarily consisted of $9.1 million of environmental related charges as well as $4.2 million of charges associated with currency devaluation within Argentina as a result of deliberate actions by the government of that country.
Restructuring and asset disposal charges in 2015 of $12.2 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income), net in 2015 of $20.4 million were primarily comprised of a $15.0 million payment for the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide. This acquisition is considered as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2016 was $2.1 million compared to $14.4 million for the six months ended June 30, 2015. The decrease in charges was primarily due to the change in rate we use to estimate the interest cost components of our net periodic benefit cost as described in our 2015 Form 10-K. Additionally, the six months ended June 30, 2015 included a $4.8 million curtailment loss associated with the disposal of the FMC Alkali Chemicals division.
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

Three months ended June 30, 2016 vs. 2015
Provision for income taxes was $32.0 million resulting in an effective tax rate of 30.5 percent compared to $17.8 million resulting in an effective tax rate of 23.5 percent for the three months ended June 30, 2016 and 2015, respectively. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended June 30
(in Millions)	2016			2015
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$104.8	$32.0	30.5%	$75.9	$17.8	23.5%
Corporate special charges	18.4	5.5		58.8	19.6
Tax adjustments (1)		(8.9)			(1.4)
Non-GAAP - Continuing operations	$123.2	$28.6	23.2%	$134.7	$36.0	26.7%
_______________
(1)     Refer to footnote 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of Tax adjustments.
The primary drivers for the fluctuations in the second quarter effective tax rate for 2016 compared to 2015 are provided in the table above. Excluding the items in the table above, the change in the effective tax rates from 2015 to 2016 was primarily due to a shift in earnings mix as it relates to domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income.

Six months ended June 30, 2016 vs. 2015
Provision for income taxes was $62.9 million resulting in an effective tax rate of 33.0 percent compared to an income tax benefit of $31.3 million resulting in an effective tax rate of 91.3 percent for the six months ended June 30, 2016 and 2015, respectively. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Six Months Ended June 30
(in Millions)	2016			2015
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$190.5	$62.9	33.0%	$(34.3)	$(31.3)	91.3%
Corporate special charges	39.2	11.9		278.0	100.1
Tax adjustments (1)		(18.5)			(2.8)
Non-GAAP - Continuing operations	$229.7	$56.3	24.5%	$243.7	$66.0	27.1%
_______________
(1)     Refer to footnote 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of Tax adjustments.

The primary drivers for the fluctuations in the year-to-date effective tax rate for 2016 compared to 2015 are provided in the table above. Excluding the items in the table above, the change in the effective tax rates from 2015 to 2016 was primarily due to a shift in earnings mix as it relates to domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income.
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
Three months ended June 30, 2016 vs. 2015
Discontinued operations, net of income taxes represented a loss of $5.8 million for the three months ended June 30, 2016, compared to a gain of $688.2 million for the three months ended June 30, 2015. The change was driven by the divestiture of our FMC Alkali Chemicals division in the three months ended June 30, 2015 which resulted in an after tax gain of $698 million in 2015.

Six months ended June 30, 2016 vs. 2015
Discontinued operations, net of income taxes represented a loss of $11.9 million for the six months ended June 30, 2016, compared to a gain of $703.8 million for the six months ended June 30, 2015. The change was driven by the divestiture of our FMC Alkali Chemicals division in the three months ended June 30, 2015 which resulted in an after tax gain of $698 million in 2015.
Net income (loss) attributable to FMC stockholders
Three months ended June 30, 2016 vs. 2015
Net income attributable to FMC stockholders decreased to $65.2 million from $742.3 million. The decrease was primarily due to the gain from the sale of our FMC Alkali Chemicals division as described above in the three months ended June 30, 2015.

Six months ended June 30, 2016 vs. 2015
Net income attributable to FMC stockholders decreased to $113.5 million from $695.5 million. The decrease was primarily due to the gain from the sale of our FMC Alkali Chemicals division as described above in the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2016 and December 31, 2015, were $93.6 million and $78.6 million, respectively. Of the cash and cash equivalents balance at June 30, 2016, $87.3 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At June 30, 2016, we had total debt of $2,042.1 million as compared to $2,148.9 million at December 31, 2015. Total debt included $1,988.9 million and $2,036.3 million of long-term debt (excluding current portions of $2.4 million and $1.5 million) at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we were in compliance with all of our debt covenants. During 2016, the maximum leverage ratio will step down in accordance with the provisions of the Credit Facility and the Term Loan Facility. Additionally, we will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, decreased from $112.6 million at December 31, 2015 to $53.2 million at June 30, 2016.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At June 30, 2016, we had no borrowings under the commercial paper program and the average effective interest rate on these borrowings during the period was 0.68%.
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $242.6 million and $(122.5) million for the six months ended June 30, 2016 and 2015, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30
	2016	2015
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$231.3	$4.4
Corporate special charges and depreciation and amortization (1)	106.4	332.2
Operating income before depreciation and amortization (Non-GAAP)	$337.7	$336.6
Change in trade receivables (2)	216.6	241.4
Change in inventories (3)	(89.7)	(40.8)
Change in accounts payable (4)	36.8	(111.9)
Change in accrued rebates (5)	138.3	121.5
Change in advance payments from customers (6)	(244.8)	(184.8)
Change in all other operating assets and liabilities (7)	(11.0)	(45.4)
Cash basis operating income (Non-GAAP)	$383.9	$316.6

Restructuring and other spending (8)	(13.7)	(10.5)
Environmental spending, continuing, net recoveries (9)	(11.4)	(13.5)
Pension and other postretirement benefit contributions (10)	(26.3)	(51.8)
Net Interest payments (11)	(39.2)	(37.9)
Tax payments	(37.7)	(19.0)
Excess tax benefits from share-based compensation	(0.4)	(2.0)
Payments associated with the Cheminova purchase price hedges (12)	—	(264.8)
Acquisition related charge (13)	(12.4)	(39.6)
Cash provided (required) by operating activities of continuing operations	$242.6	$(122.5)
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)	The change in cash flows related to trade receivables in 2016 was primarily driven by timing of collections.

(3)
Inventory changes and the seasonal nature of the business within the different hemispheres are adjusted accordingly to take into consideration the change in market conditions primarily in Agricultural Solutions.

(4)	The change in accounts payable in 2016 is primarily due to timing of payments.

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

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $9.1 million and $5.4 million, respectively. The amounts in 2016 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were $21 million in voluntary contributions to our U.S. defined benefit plans in 2016 and $25 million included in 2015.

(11)	The increase in interest payments from 2015 to 2016 was due to higher debt levels as a result of borrowings needed for the Cheminova acquisition.

(12)	The six months of 2015 was primarily impacted by the payments of $264.8 million for the Cheminova purchase price hedges.

(13)	Represents payments for legal and professional fees associated with the Cheminova acquisition. See also Note 3 to the financial statements including in the Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(18.1) million and $(50.1) million for the six months ended June 30, 2016 and 2015, respectively.
Cash required by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2015 included divestiture costs associated with the sale of our FMC Alkali Chemicals business as well as related operating activities.
Cash required by investing activities of continuing operations was $(59.7) million and $(1,288.0) million for the six months ended June 30, 2016 and 2015, respectively.
The reduction in cash required in spending during the six months ended June 30, 2016, as compared to the same period in 2015 was due to the Cheminova acquisition on April 21, 2015 for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion.
Cash provided by investing activities of discontinued operations was $1,637.6 million for the six months ended June 30, 2015.
Cash provided by investing activities of discontinued operations in 2015 is directly associated with the sale of our FMC Alkali Chemicals business which was completed on April 1, 2015.
Cash provided (required) by financing activities was $(151.1) million and $193.9 million for the six months ended June 30, 2016 and 2015, respectively.
The change period over period in financing activities is primarily due to the the repayment of our long term debt of $50.3 million under our previously announced senior unsecured Term Loan facility. The increased borrowings in 2015 was primarily to fund the Cheminova A/S acquisition.
Other potential liquidity needs
Our cash needs outside of the Cheminova acquisition and related integration expenses for 2016 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2016, our remaining borrowing capacity under our credit facility was $1,440.8 million (which includes borrowings under our commercial paper program).
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make approximately $35 million in voluntary cash contributions to our U.S defined pension plan during 2016. These contributions are in excess of the minimum requirements. We contributed $21 million in the second quarter of 2016. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three and six months ended June 30, 2016 and 2015, we paid $44.3 million and $42.2 million, respectively, in dividends declared. On July 21, 2016, we paid dividends totaling $22.2 million to our shareholders of record as of June 30, 2016. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2016.
During the three and six months ended June 30, 2016, no shares were repurchased under the publicly announced repurchase program. At June 30, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 17 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2015 can be found in a table included within Part II, Item 7 of our 2015 Form 10-K. There have been no significant changes to our contractual commitments during the three and six months ended June 30, 2016.

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
At June 30, 2016, our financial instrument position was a net liability of $23.8 million compared to a net liability of $13.4 million at December 31, 2015. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.

Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2016 and December 31, 2015, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at June 30, 2016	$(0.4)	$0.2	$(1.0)

Net asset/(liability) position at December 31, 2015	$(2.0)	$(1.1)	$(2.9)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of June 30, 2016 and December 31, 2015 our net financial instrument position was zero.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2016 and December 31, 2015, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at June 30, 2016	$(23.3)	$0.5	$(73.4)

Net asset/(liability) position at December 31, 2015	$(11.4)	$24.4	$(47.3)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2016 and December 31, 2015, we had no interest rate swap agreements.
Our debt portfolio, at June 30, 2016, is composed of 58 percent fixed-rate debt and 42 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2016, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.3 million for the three and six months of June 30, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2016, the related condensed consolidated statements of income (loss), comprehensive income (loss) for the three-month and six-month periods ended June 30, 2016 and 2015, and related condensed consolidated of cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
August 3, 2016

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1-30, 2016	—	$—	—	—	250,000,000
May 1-31, 2016	—	$—	—	—	250,000,000
June 1-30, 2016	1,386	$48.29	—	—	250,000,000
Total Q2 2016	1,386	$48.29	—	—	250,000,000

During the three and six months ended June 30, 2016, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: August 3, 2016

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2016

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File