Form 10-Q
period 2016-09-30
FMC CORP
filed 2016-11-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2016
Common Stock, par value $0.10 per share	133,838,795

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue	$807.7	$830.7	$2,416.8	$2,377.2
Costs and Expenses
Costs of sales and services	528.2	610.4	1,554.6	1,600.4

Gross margin	279.5	220.3	862.2	776.8

Selling, general and administrative expenses	117.8	137.0	373.4	590.9
Research and development expenses	32.2	37.2	103.3	102.8
Restructuring and other charges (income)	14.4	45.6	39.1	78.2
Total costs and expenses	692.6	830.2	2,070.4	2,372.3
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	115.1	0.5	346.4	4.9
Equity in (earnings) loss of affiliates	(0.4)	—	(0.4)	—
Interest expense, net	20.3	20.2	61.1	58.9
Income (loss) from continuing operations before income taxes	95.2	(19.7)	285.7	(54.0)
Provision (benefit) for income taxes	12.6	(25.1)	75.5	(56.4)
Income (loss) from continuing operations	82.6	5.4	210.2	2.4
Discontinued operations, net of income taxes	(3.0)	(5.0)	(14.9)	698.8
Net income (loss)	79.6	0.4	195.3	701.2
Less: Net income attributable to noncontrolling interests	(0.1)	2.8	2.1	8.1
Net income (loss) attributable to FMC stockholders	$79.7	$(2.4)	$193.2	$693.1
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$82.7	$2.6	$208.1	$(5.7)
Discontinued operations, net of income taxes	(3.0)	(5.0)	(14.9)	698.8
Net income (loss) attributable to FMC stockholders	$79.7	$(2.4)	$193.2	$693.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.62	$0.02	$1.55	$(0.04)
Discontinued operations	(0.03)	(0.04)	(0.11)	5.22
Net income (loss) attributable to FMC stockholders	$0.59	$(0.02)	$1.44	$5.18
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.61	$0.02	$1.55	$(0.04)
Discontinued operations	(0.02)	(0.04)	(0.11)	5.22
Net income (loss) attributable to FMC stockholders	$0.59	$(0.02)	$1.44	$5.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income (loss)	$79.6	$0.4	$195.3	$701.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	18.1	(39.0)	50.3	(81.0)
Total foreign currency translation adjustments (1)	18.1	(39.0)	50.3	(81.0)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($0.3) and ($2.0) for the three and nine months ended September 30, 2016 and ($0.7) and $2.8 for the three and nine months ended September 30, 2015, respectively	0.1	(1.5)	0.9	3.7
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $1.2 and $3.3 for the three and nine months ended September 30, 2016 and ($0.4) and ($2.0) for the three and nine months ended September 30, 2015, respectively (3)	2.2	(0.4)	6.2	(2.3)
Total derivative instruments, net of tax of $0.9 and $1.3 for the three and nine months ended September 30, 2016 and ($1.1) and $0.8 for the three and nine months ended September 30, 2015, respectively	2.3	(1.9)	7.1	1.4

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and zero for the three and nine months ended September 30, 2016 and $0.2 and ($4.5) for the three and nine months ended September 30, 2015, respectively (2)	—	(0.3)	—	(7.4)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $4.7 and $12.0 for the three and nine months ended September 30, 2016 and $4.4 and $16.6 for the three and nine months ended September 30, 2015, respectively (3)	4.7	8.0	18.1	29.4
Total pension and other postretirement benefits, net of tax of $4.7 and $12.0 for the three and nine months ended September 30, 2016 and $4.6 and $12.1 for the three and nine months ended September 30, 2015, respectively	4.7	7.7	18.1	22.0

Other comprehensive income (loss), net of tax	25.1	(33.2)	75.5	(57.6)
Comprehensive income (loss)	$104.7	$(32.8)	$270.8	$643.6
Less: Comprehensive income attributable to the noncontrolling interest	(0.5)	2.4	1.7	7.4
Comprehensive income (loss) attributable to FMC stockholders	$105.2	$(35.2)	$269.1	$636.2
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. The amounts for the nine months ended September 30, 2015 include adjustments, recorded during the three months ended March 31, 2015, to comprehensive income as the results of the disposal of our FMC Alkali Chemicals division. This disposal triggered a curtailment of our U.S. pension plans. See Note 14 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$130.7	$78.6
Trade receivables, net of allowance of $11.6 in 2016 and $13.9 in 2015	1,603.4	1,851.4
Inventories	817.4	800.2
Prepaid and other current assets	252.6	241.7
Total current assets	$2,804.1	$2,971.9
Investments	1.1	2.5
Property, plant and equipment, net	1,031.0	1,016.4
Goodwill	798.6	776.1
Other intangibles, net	849.2	837.0
Other assets including long-term receivables, net	457.2	435.1
Deferred income taxes	268.6	286.9
Total assets	$6,209.8	$6,325.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$63.2	$112.6
Accounts payable, trade and other	371.6	403.6
Advance payments from customers	5.0	249.9
Accrued and other liabilities	331.9	337.6
Accrued customer rebates	417.4	256.1
Guarantees of vendor financing	88.0	67.2
Accrued pension and other postretirement benefits, current	6.4	6.4
Income taxes	25.3	19.9
Total current liabilities	$1,308.8	$1,453.3
Long-term debt, less current portion	1,913.3	2,036.3
Accrued pension and other postretirement benefits, long-term	133.2	194.2
Environmental liabilities, continuing and discontinued	257.7	281.8
Deferred income taxes	174.6	173.2
Other long-term liabilities	301.5	278.8
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2016 or 2015	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2016 and 2015	18.6	18.6
Capital in excess of par value of common stock	431.8	417.7
Retained earnings	3,511.8	3,385.0
Accumulated other comprehensive income (loss)	(381.5)	(457.3)
Treasury stock, common, at cost - 2016: 52,144,997 shares, 2015: 52,328,015 shares	(1,496.4)	(1,498.3)
Total FMC stockholders’ equity	$2,084.3	$1,865.7
Noncontrolling interests	36.4	42.6
Total equity	$2,120.7	$1,908.3
Total liabilities and equity	$6,209.8	$6,325.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30
	2016	2015
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$195.3	$701.2
Discontinued operations	14.9	(698.8)
Income (loss) from continuing operations	$210.2	$2.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	101.5	92.2
Equity in (earnings) loss of affiliates	(0.4)	—
Restructuring and other charges (income)	39.1	78.2
Deferred income taxes	(6.2)	52.4
Pension and other postretirement benefits	9.4	30.5
Share-based compensation	15.6	12.2
Excess tax benefits from share-based compensation	(0.5)	(1.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	236.1	315.5
Guarantees of vendor financing	14.0	9.9
Inventories	(30.9)	(8.0)
Accounts payable	(15.0)	(201.1)
Advance payments from customers	(244.9)	(186.2)
Accrued customer rebates	160.0	112.3
Income taxes	30.5	(288.8)
Pension and other postretirement benefit contributions	(42.6)	(71.0)
Environmental spending, continuing, net of recoveries	(19.8)	(18.6)
Restructuring and other spending	(16.1)	(22.3)
Change in other operating assets and liabilities, net (1)	(29.0)	(154.8)
Cash provided (required) by operating activities of continuing operations	$411.0	$(246.8)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(13.2)	(10.4)
Other discontinued reserves	(10.0)	(15.8)
Operating activities of discontinued operations, net of recoveries	—	(37.5)
Cash provided (required) by operating activities of discontinued operations	$(23.2)	$(63.7)

(1)
Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the September 30, 2015 change is impacted by a $99.6 million reduction in the Cheminova acquisition hedge liability and the non-cash Cheminova inventory fair value amortization of $48.1 million. Total cash payments during the nine months ended September 30, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.2 million that were accrued and paid within the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30
	2016	2015
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(102.7)	$(87.4)
Proceeds from disposal of property, plant and equipment	1.6	1.3
Acquisitions, net of cash acquired	—	(1,205.1)
Proceeds from sale of investment/business	—	34.5
Other investing activities	(0.1)	(25.0)
Cash provided (required) by investing activities of continuing operations	$(101.2)	$(1,281.7)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestitures	—	1,649.8
Other discontinued investing activities	4.0	(15.5)
Cash provided (required) by investing activities of discontinued operations	$4.0	$1,634.3

Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	(50.4)	(537.6)
Repayments of long-term debt	(126.3)	(1,024.4)
Financing fees	(0.7)	—
Proceeds from borrowings of long-term debt	2.1	1,650.1
Issuances of common stock, net	2.4	5.8
Excess tax benefits from share-based compensation	0.5	1.6
Dividends paid (2)	(66.4)	(64.3)
Other repurchases of common stock	(1.6)	(3.2)
Cash provided (required) by financing activities of continuing operations	$(240.4)	$28.0
Effect of exchange rate changes on cash and cash equivalents	1.9	(5.9)
Increase (decrease) in cash and cash equivalents	52.1	64.2
Cash and cash equivalents, beginning of period	78.6	109.5
Cash and cash equivalents, end of period	$130.7	$173.7

(2)	See Note 13 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $61.5 million and $61.9 million, and income taxes paid, net of refunds were $51.9 million and $270.6 million for the nine months ended September 30, 2016 and 2015, respectively. Non-cash additions to property, plant and equipment were $3.5 million and $7.7 million for the nine months ended September 30, 2016 and 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2016 and 2015, cash flows for the nine months ended September 30, 2016 and 2015, and our financial positions as of September 30, 2016 and December 31, 2015. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the “2015 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statements of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the goal of reducing the existing diversity in practice in how certain cash receipts and cash payments are both presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (i.e. a January 1, 2018 effective date), with early adoption permitted. We are evaluating the effect the guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.

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
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition. The acquisition of Cheminova broadens our supply capabilities and strengthens our geographic footprint, particularly in Europe. Revenue and Income (Loss) from continuing operations before income taxes attributable to Cheminova, since the date of acquisition, for the three and nine months ended September 30, 2015 were approximately $137 million and $354 million of revenues and $(3) million and $24 million of income (loss), respectively.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
____________________

(1)
Fair value of finished goods inventory acquired included a step-up in the value of approximately $57.8 million, of which $28.8 million and $48.1 million was expensed in the three and nine months ended September 30, 2015, all of which was expensed in the full year 2015 and included in "Cost of sales and services" on the condensed consolidated income statement.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

	Nine Months Ended September 30
(in Millions)	2016	2015
Pro forma Revenue (1)	$2,416.8	$2,739.2
Pro forma Diluted earnings per share (1)	$1.44	$6.40
____________________

(1)	For the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015, pro forma results and actual results are the same.

Acquisition-related charges
Pursuant to GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Acquisition-related charges
Legal and professional fees (1)	$4.4	$14.2	$16.8	$53.8
Inventory fair value amortization (2)	—	28.8	—	48.1
(Gain)/loss on hedging purchase price (3)	—	—	—	172.1
Total Acquisition-related charges (4)	$4.4	$43.0	$16.8	$274.0
Restructuring charges and asset disposals
Cheminova restructuring	5.8	50.7	14.7	55.5
Total Cheminova restructuring charges (4) (5)	$5.8	$50.7	$14.7	$55.5
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

Cheminova Acquisition Hedge Costs
Pursuant to the terms and conditions set forth in the Purchase Agreement, we acquired all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish krone ("DKK"). At the time we entered into the Purchase Agreement, the U.S. dollar ("USD" or “$”) to DKK exchange rate was USD $1.00 to DKK 5.77, resulting in a USD purchase price of $1.47 billion, excluding assumed debt of approximately $0.3 billion. In order to minimize our exposure to adverse changes in the USD to DKK exchange rate from September 8, 2014 to April 21, 2015 (the acquisition close date), we entered into a series of foreign currency forward contracts ("FX forward contracts"). The FX forward contracts provided us the ability to fix the USD to DKK exchange rate for most of the DKK 8.5 billion purchase price, thereby limiting our exposure to foreign currency rate fluctuations. Over the period from September 2014 to April 21, 2015 the USD strengthened against the DKK by approximately 21 percent to an exchange rate of USD $1.00 to DKK 6.96. The strengthening of the USD against the DKK results in a lower USD

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

purchase price for Cheminova. Partially offsetting this was a mark-to-market net loss settlement on the FX forward contracts of $172.1 million during the first nine months of 2015.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2015	$479.5	$296.6	$—	$776.1
Acquisitions	—	—	—	—
Purchase price allocation adjustments (See Note 3)	20.4	—	—	20.4
Foreign currency adjustments	1.5	0.6	—	2.1
Balance, September 30, 2016	$501.4	$297.2	$—	$798.6
We perform our goodwill and indefinite life intangible asset impairment tests at least annually. Our fiscal year 2016 annual goodwill and indefinite life intangible asset impairment test was performed during the three months ended September 30, 2016. As a result, we determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value for each of our goodwill reporting units.

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2016			December 31, 2015
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$449.7	$(56.2)	$393.5	$435.5	$(40.8)	$394.7
Patents	2.2	(0.4)	1.8	2.2	(0.3)	1.9
Brands (1)	15.7	(5.5)	10.2	14.2	(2.7)	11.5
Purchased and licensed technologies	72.2	(33.2)	39.0	71.0	(29.5)	41.5
Other intangibles	3.2	(2.3)	0.9	3.5	(2.2)	1.3
	$543.0	$(97.6)	$445.4	$526.4	$(75.5)	$450.9

Intangible assets not subject to amortization (indefinite life)
Brands (1) (2)	$402.3		$402.3	$384.7		$384.7
In-process research & development	1.5		1.5	1.4		1.4
	$403.8		$403.8	$386.1		$386.1
Total intangible assets	$946.8	$(97.6)	$849.2	$912.5	$(75.5)	$837.0

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(1)     Represents brand portfolios, trademarks, trade names and know-how.

(2)
The majority of the Brands intangible asset in the table above relates to our proprietary brand portfolio for which the fair value was substantially in excess of the carrying value. During the 3rd quarter of 2016, we recorded a $1.0 million impairment charge in our generic brand portfolio which is part of the FMC Agricultural Solutions segment. The carrying value of the generic portfolio subsequent to the charge is approximately $6.0 million.

At September 30, 2016, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$380.5	$388.3
FMC Health and Nutrition	63.9	15.5
FMC Lithium	1.0	—
Total	$445.4	$403.8

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Amortization expense	$7.6	$7.3	$22.1	$15.4
The estimated pre-tax amortization expense for fiscal year 2016 is $30 million and is estimated to be $30 million for each fiscal year from 2017 to 2020. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 5: Receivables

The following table displays a roll-forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2014	$37.2
Additions — charged to expense	5.9
Transfer to long-term allowance	(29.2)
Balance, December 31, 2015	13.9
Additions — charged to expense	4.5
Transfer to allowance for credit losses (see below)	(7.8)
Net Recoveries and write-offs	1.0
Balance, September 30, 2016	$11.6

The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $109.5 million as of September 30, 2016. These long-term customer receivable balances and the corresponding allowance are included in Other assets on the condensed consolidated balance sheet. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on the estimated timing of collection.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Balance, December 31, 2014	$—
Transfer from allowance for doubtful accounts (see above)	29.2
Net Recoveries and write- offs	—
Balance, December 31, 2015	$29.2
Additions - charged to expense	10.6
Transfer from allowance for doubtful accounts (see above)	7.8
Net Recoveries and write- offs	—
Balance September 30, 2016	$47.6

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2016	December 31, 2015
Finished goods	$371.1	$350.0
Work in process	255.1	275.4
Raw materials, supplies and other	347.1	335.6
First-in, first-out inventory	$973.3	$961.0
Less: Excess of first-in, first-out cost over last-in, first-out cost	(155.9)	(160.8)
Net inventories	$817.4	$800.2

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2016	December 31, 2015
Property, plant and equipment	$1,821.1	$1,784.6
Accumulated depreciation	(790.1)	(768.2)
Property, plant and equipment, net	$1,031.0	$1,016.4

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Restructuring charges and asset disposals	$6.5	$69.3	$18.8	$81.5
Other charges (income), net	7.9	(23.7)	20.3	(3.3)
Total restructuring and other charges	$14.4	$45.6	$39.1	$78.2
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

workforce reductions, relocation of current operating locations, lease termination fees and fixed asset accelerated depreciation as well as fixed asset disposal charges at several of our FMC Agricultural Solutions' facilities. In 2016, these restructuring activities continued; however, we expect the restructuring charges to be completed in 2016.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova Restructuring	$3.0	$—	$2.8	$5.8
Other Items	—	0.7	—	0.7
Three months ended September 30, 2016	$3.0	$0.7	$2.8	$6.5

Cheminova Restructuring	$7.8	$2.5	$40.4	$50.7
Health and Nutrition Restructuring	4.3	0.4	11.9	16.6
Other Items	2.0	—	—	2.0
Three months ended September 30, 2015	$14.1	$2.9	$52.3	$69.3

Cheminova Restructuring	$8.1	$1.3	$5.3	$14.7
Other Items	0.4	1.1	2.6	4.1
Nine months ended September 30, 2016	$8.5	$2.4	$7.9	$18.8

Cheminova Restructuring	$12.2	$2.8	$40.5	$55.5
Health and Nutrition Restructuring	5.9	0.5	14.1	20.5
Other Items	5.6	(0.1)	—	5.5
Nine months ended September 30, 2015	$23.7	$3.2	$54.6	$81.5
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/15 (3)	Change in reserves (2)	Cash payments	Other	Balance at 9/30/16 (3)
Cheminova Restructuring	$8.7	$9.4	$(11.5)	$(4.4)	$2.2
Other Workforce Related and Facility Shutdowns (1)	6.5	1.5	(4.6)	(0.5)	2.9
Restructuring activities related to discontinued operations (4)	0.4	—	—	—	0.4
Total	$15.6	$10.9	$(16.1)	$(4.9)	$5.5
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the "Other Items" sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long term assets and are not included in the above tables.

(3)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(4)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued reserves" on the condensed consolidated statements of cash flows.
Other charges (income), net

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Environmental charges, net	$8.1	$2.9	$17.1	$8.3
Argentina devaluation	—	—	4.2	—
Other items, net	(0.2)	(26.6)	(1.0)	(11.6)
Other charges (income), net	$7.9	$(23.7)	$20.3	$(3.3)
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
Other items, Net
In the three months ended September 30, 2016, we sold our remaining ownership interest in several joint ventures. The aggregate loss on the sale of the various interests of $2.9 million was recorded as "Other income, net" on the condensed consolidated statements of income (loss). Additionally, we had a gain of $3.0 million from the sale of a Corporate fixed asset. The cash proceeds from these sales of $6.8 million is included within "Other investing activities" on the Condensed Consolidated Statement of Cash Flows.
In the three months ended September 30, 2015, we sold our remaining ownership interest in a Belgium-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim"). Prior to and subsequent to the sale, Belchim was accounted for as a cost method investment. The gain on the sale of approximately $26.6 million was recorded as "Other income, net" on the condensed consolidated statements of income (loss). The cash proceeds from the sale of $27.5 million are included within "Proceeds from sale of investment/business" on the Condensed Consolidated Statement of Cash Flows.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 9: Debt
Debt maturing within one year:

(in Millions)	September 30, 2016	December 31, 2015
Short-term foreign debt (1)	$60.8	$87.2
Commercial paper	—	23.9
Total short-term debt	$60.8	$111.1
Current portion of long-term debt	2.4	1.5
Short-term debt and current portion of long-term debt	$63.2	$112.6
____________________

(1)	At September 30, 2016, the average interest rate on the borrowings was 8.4%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

Long-term debt:

(in Millions)	September 30, 2016
	Interest Rate Percentage	Maturity Date	September 30, 2016	December 31, 2015
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2 respectively)	1.0 - 6.5%	2021 - 2035	$141.5	$141.5
Senior notes (less unamortized discount of $1.4 and $1.7 respectively)	3.95 - 5.2%	2019 - 2024	998.6	998.3
Term Loan Facility	1.9%	2020	775.0	900.0
Credit Facility (1)	3.0%	2019	—	—
Foreign debt	0 - 9.3%	2016 - 2024	11.4	9.9
Debt issuance cost			(10.8)	(11.9)
Total long-term debt			$1,915.7	$2,037.8
Less: debt maturing within one year			2.4	1.5
Total long-term debt, less current portion			$1,913.3	$2,036.3
____________________

(1)	Letters of credit outstanding under our Credit Facility totaled $116.7 million and available funds under this facility were $1,383.3 million at September 30, 2016.

Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2016, was 3.4 which is below the maximum leverage of 4.25 at September 30, 2016. Our actual interest coverage for the four consecutive quarters ended September 30, 2016, was 7.6 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2016.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue	$—	$—	$—	$194.0
Costs of sales and services	—	—	—	149.2

Income (loss) from discontinued operations before income taxes (1)	—	7.7	—	1,096.4
Provision for income taxes	—	6.0	—	378.4
Total discontinued operations of FMC ACD, net of income taxes	$—	$1.7	$—	$718.0
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$—	$—	$—
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$—	$1.7	$—	$718.0
____________________

(1)
For the nine months ended September 30, 2015, amounts include $2.2 million of allocated interest expense, $15.0 million of divestiture related charges and $5.3 million of a pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

In addition to our discontinued FMC Alkali Chemicals division, our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($1.0) and ($0.8) for the three and nine months ended September 30, 2016 and ($0.8) and ($1.1) for the three and nine months ended September 30, 2015, respectively	$3.4	$(1.5)	$3.3	$(1.6)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.8 and $4.2 for the three and nine months ended September 30, 2016 and $1.7 and $6.3 for the three and nine months ended September 30, 2015, respectively(1)	(3.4)	(2.9)	(8.3)	(10.9)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.7 and $5.7 for the three and nine months ended September 30, 2016 and $1.5 and $3.9 for the three and nine months ended September 30, 2015, respectively	(3.0)	(2.3)	(9.9)	(6.7)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of zero and zero for the three and nine months ended September 30, 2016 and ($6.0) and ($378.4) for the three and nine months ended September 30, 2015, respectively	—	1.7	—	718.0
Discontinued operations, net of income taxes	$(3.0)	$(5.0)	$(14.9)	$698.8
____________________

(1)	See a roll forward of our environmental reserves, as well as, discussion on significant environmental issues that occurred during the 2016 in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2015	$348.2	$(7.3)	$340.9
Provision/(benefit)	31.4	—	31.4
(Spending)/recoveries	(36.9)	3.0	(33.9)
Foreign currency translation adjustments	1.8	—	1.8
Net change	(3.7)	3.0	(0.7)
Total environmental reserves at September 30, 2016	$344.5	$(4.3)	$340.2

Environmental reserves, current (1)	84.1	(1.6)	82.5
Environmental reserves, long-term (2)	260.4	(2.7)	257.7
Total environmental reserves at September 30, 2016	$344.5	$(4.3)	$340.2
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $230 million at September 30, 2016. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2015	Increase in Recoveries	Cash Received	9/30/2016
Environmental recoveries	$22.7	1.8	(1.0)	$23.5

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Environmental provisions, net - recorded to liabilities (1)	$13.3	$7.5	$31.4	$25.5
Environmental provisions, net - recorded to assets (2)	—	—	(1.8)	—
Environmental provision, net	$13.3	$7.5	$29.6	$25.5

Continuing operations (3)	8.1	2.9	17.1	8.3
Discontinued operations (4)	5.2	4.6	12.5	17.2
Environmental provision, net	$13.3	$7.5	$29.6	$25.5
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

Portland Harbor
On June 21, 2016, the Environmental Protection Agency (“EPA”) issued its Proposed Cleanup Plan for the Portland Harbor Superfund Site (“the Proposed Plan”).  The Proposed Plan was open for public comment through September 6, 2016.  The EPA will include responses to all comments in a responsiveness summary that will accompany the final cleanup plan. Any potential liability to FMC will represent a portion of the costs of the remedy the EPA selects for Portland Harbor.  Based on the current information available in the Proposed Plan as well as the large number of responsible parties for the Superfund Site, we are unable to develop a reasonable estimate of our potential exposure for Portland Harbor at this time.

Middleport
On October 20, 2016, the New York Supreme Court Appellate Division, Third Department, issued a unanimous decision on our appeal of the August 20, 2015 dismissal of our action challenging the New York State Department of Environmental Conservation's ("NYSDEC") unilateral implementation of a remedy that is not consistent with the 1991 Administrative Order on Consent ("AOC").  The Third Department found that NYSDEC does not have the authority to unilaterally implement a remedy prior to issuing an order, which must be preceded by notice and opportunity for a hearing, and remanded the case to NYSDEC for further proceedings not inconsistent with the Court’s decision. As disclosed in our 2015 Form 10-K, our reserve continues to included the estimated liability for clean-up to reflect the costs associated with our recommended Corrective Action Management Alternatives ("CMA").

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2016, there were 1.2 million and 1.9 million potential common shares excluded from Diluted EPS. There were 1.4 million potential common shares excluded from Diluted EPS for the three months ended September 30, 2015. For the nine months ended September 30, 2015, we had a net loss from continuing operations attributable to FMC stockholders; as such all 1.7 million potential common shares were excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$82.7	$2.6	$208.1	$(5.7)
Discontinued operations, net of income taxes	(3.0)	(5.0)	(14.9)	698.8
Net income (loss) attributable to FMC stockholders	$79.7	$(2.4)	$193.2	$693.1
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	—	(0.6)	—
Net income (loss) allocable to common stockholders	$79.4	$(2.4)	$192.6	$693.1

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.62	$0.02	$1.55	$(0.04)
Discontinued operations	(0.03)	(0.04)	(0.11)	5.22
Net income (loss) attributable to FMC stockholders	$0.59	$(0.02)	$1.44	$5.18

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.61	$0.02	$1.55	$(0.04)
Discontinued operations	(0.02)	(0.04)	(0.11)	5.22
Net income (loss) attributable to FMC stockholders	$0.59	$(0.02)	$1.44	$5.18

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,973	133,764	133,890	133,679
Weighted average additional shares assuming conversion of potential common shares	725	611	601	—
Shares – diluted basis	134,698	134,375	134,491	133,679

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015	$1,865.7	$42.6	$1,908.3
Net income (loss)	193.2	2.1	195.3
Stock compensation plans	17.9	—	17.9
Excess tax benefits from share-based compensation	(0.5)	—	(0.5)
Shares for benefit plan trust	0.2	—	0.2
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	18.1	—	18.1
Net hedging gains/(losses) and other, net of income tax (1)	7.0	—	7.0
Foreign currency translation adjustments (1)	50.7	(0.4)	50.3
Dividends ($0.165 per share)	(66.4)	—	(66.4)
Repurchases of common stock	(1.6)	—	(1.6)
Divestiture of noncontrolling interests (2)	—	(7.9)	(7.9)
Balance at September 30, 2016	$2,084.3	$36.4	$2,120.7
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

(2)	During the third quarter 2016, we terminated a joint venture in Argentina for which we had a controlling interest. See Note 8 for more information.

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications (3)	50.7	0.9	—	$51.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.1	18.1	$24.2

Accumulated other comprehensive income (loss), net of tax at September 30, 2016	$(96.6)	$0.8	$(285.7)	$(381.5)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications (3)	(80.3)	3.7	(7.4)	$(84.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.3)	29.4	$27.1

Accumulated other comprehensive income (loss), net of tax at September 30, 2015	$(130.7)	$(2.5)	$(299.5)	$(432.7)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Derivative instruments:
Foreign currency contracts	$(5.4)	$11.1	(8.5)	29.0	Costs of sales and services
Energy contracts	(0.5)	(1.3)	(2.1)	(3.8)	Costs of sales and services
Foreign currency contracts	2.5	(9.0)	1.0	(20.9)	Selling, general and administrative expenses
Total before tax	(3.4)	0.8	(9.5)	4.3
	1.2	(0.4)	3.3	(2.0)	Provision for income taxes
Amount included in net income	$(2.2)	$0.4	$(6.2)	$2.3

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.1)	$(0.1)	(0.5)	(0.7)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(9.3)	(12.3)	(29.6)	(40.0)	Selling, general and administrative expenses
Recognized loss due to settlement and curtailment	—	—	—	(5.3)	Selling, general and administrative expenses (3)
Total before tax	$(9.4)	$(12.4)	(30.1)	(46.0)
	4.7	4.4	12.0	16.6	Provision for income taxes
Amount included in net income	(4.7)	(8.0)	(18.1)	(29.4)

Total reclassifications for the period	$(6.9)	$(7.6)	$(24.3)	$(27.1)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

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

Dividends and Share Repurchases
For the nine months ended September 30, 2016 and 2015, we paid dividends $66.4 million and $64.3 million, respectively. On October 20, 2016, we paid dividends totaling $22.2 million to our shareholders of record as of September 30, 2016. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2016.

During the nine months ended September 30, 2016, no shares were repurchased under the publicly announced repurchase program. At September 30, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30				Nine Months Ended September 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Components of net annual benefit cost (income):
Service cost	$1.4	$2.2	$—	$0.1	$6.6	$9.8	$—	$0.1
Interest cost	12.8	15.2	0.2	0.2	38.2	45.9	0.6	0.7
Expected return on plan assets	(21.8)	(22.3)	—	—	(65.6)	(66.8)	—	—
Amortization of prior service cost (credit)	0.1	0.1	—	—	0.5	0.6	—	0.1
Recognized net actuarial and other (gain) loss	9.3	12.8	(0.4)	(0.4)	29.9	41.0	(1.0)	(0.9)
Recognized loss due to curtailment (1)	—	—	—	—	—	4.8	—	0.5
Net periodic benefit cost (2)	$1.8	$8.0	$(0.2)	$(0.1)	$9.6	$35.3	$(0.4)	$0.5
____________________

(1)	Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the condensed consolidated statements of income (loss).

(2)	Net periodic benefit cost represents both continuing and discontinued operations.
We made voluntary cash contributions to our U.S. defined benefit pension plan in the nine months ended September 30, 2016 and September 30, 2015 of $35.0 million and $65.0 million, respectively. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2016.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30
	2016			2015
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$95.2	$12.6	13.2%	$(19.7)	$(25.1)	127.4%

Discrete items:
Acquisition-related charges (1)	—	—		—	—
Currency remeasurement (2)	8.1	1.1		2.2	(2.1)
Other discrete items (3)	(1.3)	(0.1)		48.7	5.0
Tax only discrete items (4)	—	6.0		—	19.0
Total discrete items	$6.8	$7.0		$50.9	$21.9

Continuing operations, before discrete items	$102.0	$19.6		$31.2	$(3.2)
Quarterly effect of changes in the EAETR (5)			19.2%			(10.3)%

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Nine Months Ended September 30
	2016			2015
(in Millions)	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Continuing operations	$285.7	$75.5	26.4%	$(54.0)	$(56.4)	104.4%

Discrete items:
Acquisition-related charges (1)	—	—		211.7	77.8
Currency remeasurement (2)	15.3	0.6		26.2	1.8
Other discrete items (3)	100.4	3.8		84.1	14.2
Tax only discrete items (4)	—	2.8		—	19.9
Total discrete items	$115.7	$7.2		$322.0	$113.7

Continuing operations, before discrete items	$401.4	$82.7		$268.0	$57.3
Year-to-date effect of changes in the EAETR (5)			20.6%			21.4%

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

(3)
In accordance with GAAP, subsidiaries for which a full valuation allowance has been provided generally are not accounted for as a component of the EAETR. For the three and nine months ended September 30, 2016, the Other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for these pretax losses. For the three and nine months ended September 30, 2015, the Other discrete items primarily related to certain restructuring and other charges.

(4)
For the three and nine months ended September 30, 2016 tax only discrete items is comprised primarily of the tax effect of currency remeasurement associated with foreign statutory operations, changes in uncertain tax and interest liabilities, and changes in prior year estimates of subsidiary tax liabilities. For the three and nine months ended September 30, 2015, this component was comprised primarily of currency remeasurement associated with foreign statutory operations and changes in realizability or measurement of certain deferred tax assets.

(5)
The decrease in the EAETR for the nine months ended September 30, 2016 is primarily driven by lower current year projected domestic earnings and domestic tax legislation enacted during the fourth quarter of 2015, which decreased the amount of projected domestic tax expense. The increase in the EAETR for the three months ended September 30, 2016 is primarily driven by changes in market conditions experienced by our FMC Agricultural Solutions segment in Brazil that significantly impacted the EAETR for the three months ended September 30, 2015.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models, utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,087.3 million and $2,214.0 million and the carrying amount is $1,976.5 million and $2,148.9 million as of September 30, 2016 and December 31, 2015, respectively.
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
As of September 30, 2016, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 29, 2017. At September 30, 2016, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $430 million.
As of September 30, 2016, we had current open commodity contracts in AOCI in a net after tax loss position of $0.1 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At September 30, 2016, we had an equivalent of 1.7 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Of the $0.3 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $0.4 million of these losses would be realized in earnings during the twelve months ending September 30, 2017 and $0.1 million of net gains would be realized subsequent to September 30, 2017, if spot rates in the future are consistent with forward rates as of September 30, 2016. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,594 million at September 30, 2016.
Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2016
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$8.0	$1.7	$9.7	$(9.7)	$—
Energy contracts	0.3	—	0.3	(0.1)	0.2
Total derivative assets (1)	8.3	1.7	10.0	(9.8)	0.2

Foreign exchange contracts	(10.1)	(2.4)	(12.5)	9.7	(2.8)
Energy contracts	(0.4)	—	(0.4)	0.1	(0.3)
Total derivative liabilities (2)	(10.5)	(2.4)	(12.9)	9.8	(3.1)

Net derivative assets/(liabilities)	$(2.2)	$(0.7)	$(2.9)	$—	$(2.9)

	December 31, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.1	$5.2	$11.3	$(11.3)	$—
Energy contracts	—	—	—	—	—
Total derivative assets (1)	6.1	5.2	11.3	(11.3)	—

Foreign exchange contracts	(15.4)	(7.3)	(22.7)	11.3	(11.4)
Energy contracts	(2.0)	—	(2.0)	—	(2.0)
Total derivative liabilities (2)	(17.4)	(7.3)	(24.7)	11.3	(13.4)

Net derivative assets/(liabilities)	$(11.3)	$(2.1)	$(13.4)	$—	$(13.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Unrealized hedging gains (losses) and other, net of tax	$0.2	$(1.0)	$(0.1)	$(0.5)	$—	$—	$0.1	$(1.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	1.9	(1.2)	0.3	0.8	—	—	2.2	(0.4)
Ineffective portion (1)	—	—	—	—	—	—	—	—
Total derivative instrument impact on comprehensive income, net of tax	$2.2	$(2.2)	$0.2	$0.3	$—	$—	$2.3	$(1.9)

	Nine Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Unrealized hedging gains (losses) and other, net of tax	$1.0	$2.6	$(0.1)	$1.2	$—	$(0.1)	$0.9	$3.7
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	4.9	(4.5)	1.4	2.4	(0.1)	—	6.2	(2.1)
Ineffective portion (1)	—	(0.2)	—	—	—	—	—	(0.2)
Total derivative instrument impact on comprehensive income, net of tax	$5.9	$(2.1)	$1.3	$3.6	$(0.1)	$(0.1)	$7.1	$1.4
___________________

(1)	See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30		Nine Months Ended September 30
(in Millions)		2016	2015	2016	2015
Foreign exchange contracts	Cost of sales and services	$10.2	$(7.0)	$37.6	$(14.8)
	Selling, general & administrative (2)	—	—	—	(172.1)
Total		$10.2	$(7.0)	$37.6	$(186.9)
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent a loss on the Cheminova acquisition hedge. See Note 3 within these condensed consolidated financial statements for more information.

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

(in Millions)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities:
Energy contracts (1)	$0.2	$—	$0.2	$—
Other (2)	25.8	25.8	—	—
Total assets	$26.0	$25.8	$0.2	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$0.3	$—	$0.3	$—
Derivatives – Foreign exchange (1)	2.8	—	2.8	—
Other (3)	30.7	30.3	0.4	—
Total liabilities	$33.8	$30.3	$3.5	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities:
Other (2)	$25.4	$25.4	$—	$—
Total assets	$25.4	$25.4	$—	$—

Liabilities
Derivatives – Commodities:
Energy contracts (1)	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	11.4	—	11.4	—
Other (3)	29.1	29.1	—	—
Total liabilities	$42.5	$29.1	$13.4	$—
____________________

(1)	See the Fair -Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheet.

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

Nonrecurring Fair - Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the periods ended September 30, 2016 and December 31, 2015.

(in Millions)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended September 30, 2016)
Assets
Impairment of intangibles	$5.9	$—	$—	$5.9	$(1.0)
Total assets	$5.9	$—	$—	$5.9	$(1.0)

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1.0 million to its fair value.

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2015)
Assets
Long-lived assets associated with exit activities (1)	$35.4	$—	$—	$35.4	$(70.5)
Total assets	$35.4	$—	$—	$35.4	$(70.5)
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2016. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$88.0
Guarantees of vendor financing - long-term (1)	12.8
Other debt guarantees (2)	2.3
Total	$103.1
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue
FMC Agricultural Solutions	$558.9	$577.6	$1,657.0	$1,595.6
FMC Health and Nutrition	178.9	195.9	566.3	613.5
FMC Lithium	69.9	57.2	193.5	168.1
Total	$807.7	$830.7	$2,416.8	$2,377.2
Income from continuing operations before income taxes
FMC Agricultural Solutions	$90.1	$59.4	$272.8	$262.6
FMC Health and Nutrition	45.1	47.0	137.3	148.5
FMC Lithium	17.5	1.8	48.9	11.9
Segment operating profit (a)	$152.7	$108.2	$459.0	$423.0
Corporate and other	(18.2)	(13.6)	(54.0)	(46.0)
Operating profit before the items listed below	$134.5	$94.6	$405.0	$377.0
Interest expense, net	(20.3)	(20.2)	(61.1)	(58.9)
Restructuring and other (charges) income (1)	(14.4)	(45.6)	(39.1)	(78.2)
Non-operating pension and postretirement (charges) income (2)	(0.2)	(5.5)	(2.3)	(19.9)
Acquisition-related charges (3)	(4.4)	(43.0)	(16.8)	(274.0)
(Provision) benefit for income taxes	(12.6)	25.1	(75.5)	56.4
Discontinued operations, net of income taxes	(3.0)	(5.0)	(14.9)	698.8
Net income (loss) attributable to noncontrolling interests	0.1	(2.8)	(2.1)	(8.1)
Net income (loss) attributable to FMC stockholders	$79.7	$(2.4)	$193.2	$693.1
____________________
(a)    Referred to as Segment Earnings.

(1)
See Note 8 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
FMC Agricultural Solutions	$(8.7)	$(24.1)	$(21.2)	$(47.2)
FMC Health and Nutrition	(0.7)	(16.6)	(4.0)	(20.6)
FMC Lithium	—	—	(0.6)	(0.5)
Corporate	(5.0)	(4.9)	(13.3)	(9.9)
Restructuring and other (charges) income	$(14.4)	$(45.6)	$(39.1)	$(78.2)

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

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$4.4	$14.2	$16.8	$53.8
Inventory fair value amortization (2)	—	28.8	—	48.1
(Gain)/loss on hedging purchase price (1)	—	—	—	172.1
Acquisition-related charges	$4.4	$43.0	$16.8	$274.0
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expense.” For more information see Note 3.
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

Third Quarter 2016 Highlights

The following are the more significant developments in our businesses during the three months ended September 30, 2016:

•
Revenue of $807.7 million for the three months ended September 30, 2016 decreased $23 million or three percent versus the same period last year. The decrease in revenue was attributable to FMC Agricultural Solutions and FMC Health and Nutrition which offset an increase in revenue from FMC Lithium. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased 16 percent period over period and sales in Asia increased by nine percent, sales in Latin America decreased 17 percent, and sales in Europe, Middle East and Africa decreased by four percent.

•
Our gross margin, excluding acquisition-related charges, increased by approximately $30 million or approximately 12 percent to $279.5 million versus the prior year's third quarter primarily driven by improved profitability in Agricultural Solutions. Gross margin percent of 35 percent was an increase compared to 30 percent in the prior year. The increase was driven by improved pricing and mix in both Brazil and North America in our Agricultural Solutions business.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges, decreased by approximately $4 million or three percent to $113.2 million.

•	Research and Development expenses of $32.2 million decreased $5 million or 13 percent. A majority of the decrease was due to registration and regulatory timing within Agricultural Solutions.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $89.7 million increased compared to the prior year amount of $56.4 million primarily due to improved performance in Agricultural Solutions. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
In our Agricultural Solutions business, we continue to see the benefits of the Cheminova acquisition, which brought greater scale and regional balance to our business, improved our market access and expanded our product portfolio and technology pipeline. Challenging market conditions specifically in the global crop protection market are expected to continue for the remainder of the year. During the quarter, as discussed above, our Agricultural Solutions business had significantly improved operating results primarily due to improved performance in Brazil which last year was significantly impacted by unfavorable foreign currency.
In Health and Nutrition, global demand for our naturally-derived ingredient product lines continues to be strong and we remain focused on protecting the business’s high margins through the implementation of Manufacturing Excellence programs, process technology improvements and product differentiation. However, the Omega-3 business is having challenges due to the overcapacity in the industry. In the fourth quarter of 2016, we will be commissioning our new MCC production facility in Rayong, Thailand, which will facilitate our ability to serve the growing nutrition market in Asia.
In Lithium, we are seeing the benefits of our strategy to grow our business in the technology-driven specialty end markets, where demand continues to accelerate and pricing trends across our portfolio remain favorable. In May, we announced plans to triple our production capacity of lithium hydroxide to 30,000 metric tons by 2019 in order to meet growing demand from our key customers. In late October, we announced a supply agreement that will source 8,000 metric tons per year of lithium carbonate, beginning in mid-2018. This agreement will help to support our hydroxide expansion.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue
FMC Agricultural Solutions	$558.9	$577.6	$1,657.0	$1,595.6
FMC Health and Nutrition	178.9	195.9	566.3	613.5
FMC Lithium	69.9	57.2	193.5	168.1
Total	$807.7	$830.7	$2,416.8	$2,377.2
Income from continuing operations before income taxes
FMC Agricultural Solutions	$90.1	$59.4	$272.8	$262.6
FMC Health and Nutrition	45.1	47.0	137.3	148.5
FMC Lithium	17.5	1.8	48.9	11.9
Segment operating profit	$152.7	$108.2	$459.0	$423.0
Corporate and other	(18.2)	(13.6)	(54.0)	(46.0)
Operating profit before the items listed below	$134.5	$94.6	$405.0	$377.0

Interest expense, net	(20.3)	(20.2)	(61.1)	(58.9)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(14.4)	(45.6)	(39.1)	(78.2)
Non-operating pension and postretirement charges (2)	(0.2)	(5.5)	(2.3)	(19.9)
Acquisition-related charges (3)	(4.4)	(43.0)	(16.8)	(274.0)
(Provision) benefit for income taxes	(12.6)	25.1	(75.5)	56.4
Discontinued operations, net of income taxes	(3.0)	(5.0)	(14.9)	698.8
Net income attributable to noncontrolling interests	0.1	(2.8)	(2.1)	(8.1)
Net income (loss) attributable to FMC stockholders	$79.7	$(2.4)	$193.2	$693.1
____________________

(1)	See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
FMC Agricultural Solutions	$(8.7)	$(24.1)	$(21.2)	$(47.2)
FMC Health and Nutrition	(0.7)	(16.6)	(4.0)	(20.6)
FMC Lithium	—	—	(0.6)	(0.5)
Corporate	(5.0)	(4.9)	(13.3)	(9.9)
Restructuring and other (charges) income	$(14.4)	$(45.6)	$(39.1)	$(78.2)

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

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Acquisition-related charges - Cheminova
Legal and professional fees (1)	$4.4	$14.2	$16.8	$53.8
Inventory fair value amortization (2)	—	28.8	—	48.1
(Gain)/loss on hedging purchase price (1)	—	—	—	172.1
Acquisition-related charges (3)	$4.4	$43.0	$16.8	$274.0
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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income (loss) attributable to FMC stockholders (GAAP)	$79.7	$(2.4)	$193.2	$693.1
Corporate special charges (income), pre-tax	19.0	94.1	58.2	372.1
Income tax expense (benefit) on Corporate special charges (income) (1)	(4.6)	(13.7)	(16.4)	(113.8)
Corporate special charges (income), net of income taxes	$14.4	$80.4	$41.8	$258.3
Discontinued operations attributable to FMC Stockholders, net of income taxes	3.0	5.0	14.9	(698.8)
Non-GAAP tax adjustments (2)	(7.4)	(26.6)	11.1	(23.7)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$89.7	$56.4	$261.0	$228.9
____________________

(1)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(2)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to ongoing business operations in the current year; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; changes in tax law; and the impact of excluding subsidiary losses that cannot be benefited from the GAAP EAETR and year to date earnings to which it is applied. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance. The increase in non-GAAP tax adjustments for the three and nine months ended September 30, 2016 is due to d ecreases in currency remeasurement losses associated with statutory operations in our FMC Agricultural Solutions segment in Brazil that significantly impacted GAAP tax expense during the three months ended September 30, 2015.
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

FMC Agricultural Solutions

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue	$558.9	$577.6	$1,657.0	$1,595.6
Operating Profit	90.1	59.4	272.8	262.6

Three months ended September 30, 2016 vs. 2015
Revenue of $558.9 million decreased approximately three percent versus the prior year quarter primarily due to lower volumes mainly from the continued deliberate action to reduce low margin third party sales in Brazil. Overall, lower volumes reduced revenue by 12 percent comparing the periods while higher pricing and mix offset the lower volumes by eight percent and favorable foreign currency impacted revenue by one percent. Higher pricing and mix was primarily experienced in both Brazil and North America. See below for discussion on revenue by region.

FMC Agricultural Solutions' operating profit of $90.1 million increased by approximately 52 percent compared to the year-ago quarter. The third quarter is the traditional start of the season for Brazil which had an improved start particularly compared to last year which was significantly impacted by unfavorable currency. Product mix in both North America and Brazil also contributed to the improved results. Foreign currency contributed a 30 percent year over year improvement to operating profit while the higher pricing and product mix described above contributed a 56 percent improvement. As mentioned, last year results were significantly impacted by foreign currency, particularly the Real, as price increases in local currencies were not enough to offset the impact of foreign currency. In U.S. dollar terms, price actions increased operating earnings in Brazil by approximately 30 percent year over year. The lower volumes described above impacted results by 27 percent period over period.

Nine months ended September 30, 2016 vs. 2015
Revenue of $1,657.0 million increased approximately four percent versus the prior year quarter primarily due to a full nine months of revenue from Cheminova. This increase was somewhat offset by lower volumes in 2016 compared to 2015.
FMC Agricultural Solutions' operating profit of $272.8 million increased by approximately four percent compared to the year-ago quarter.
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

FMC Agricultural Solutions Pro Forma Financial Results
	Nine Months Ended September 30
(in Millions)	2016	2015
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$1,657.0	$1,595.6
Revenue, Cheminova, pro forma (2)	—	362.0
Pro Forma Combined, Revenue (3)	$1,657.0	$1,957.6
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$272.8	$262.6
Operating Profit, Cheminova, pro forma (2)	—	19.9
Pro Forma Combined, Operating Profit (3)	$272.8	$282.5
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

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

(3)
The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results. For the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015, pro forma results and actual results are the same.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Europe, Middle East and Africa (EMEA) (2)	$90.1	$85.2	$457.7	$515.1
North America (3)	73.1	50.2	408.6	456.6
Latin America (4)	265.3	322.4	459.4	619.7
Asia (5)	130.4	119.8	331.3	366.2
Total	$558.9	$577.6	$1,657.0	$1,957.6

___________________

(1)
The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results. Explanations below are for both the nine month periods unless otherwise noted. For the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015, pro forma revenue and actual revenue are the same.

(2)
Increase in the three months ended September 30, 2016 was due to higher volumes in Eastern Europe and the U.K. as well as synergies from the Cheminova acquisition as we continue to transition to direct market access. These increases were somewhat offset by declines of Northwest Europe due to challenging economic conditions. The nine months ended September 30, 2016 decline was driven by cold weather in Central and Western Europe partially offset by Central/Eastern Europe demand growth as well as transition to direct market access across the region and synergies from the Cheminova acquisition.

(3)
Increase in the three months ended September 30, 2016 due to higher sales volume resulting from new products for winter and spring wheat and increased demand for pre-emergent herbicides. The nine months ended September 30, 2016 decline was driven by elevated channel inventory levels and lower demand due to the deterioration in farm incomes.

(4)
Lower sales volumes in Brazil more than offset growth in other regions. Market weakness, continued product rationalization, and the decision to allow channel inventory levels to decline contributed to the lower volume in Brazil. While foreign exchange rates have been more stable, grower financials continue to be impacted by a lack of credit availability. In Latin America outside of Brazil, product rationalization in Argentina and drought conditions in Colombia impacted revenue impacted the nine months ended September 30, 2016 offset by the increases in the three months ended September 30, 2016 discussed above.

(5)
Increase for the three months ended September 20, 2016 was due to increased sales volumes across all regions. Improved weather conditions in Australia and a return to a more normal Monsoon season in India and Southeast Asia were the primary drivers for the increase. Decline in the nine months ended September 30, 2016 was driven by poor weather in India and parts of South East Asia and lower demand and planned product rationalization. The declines were partially offset by the increases discussed for the three months ended September 30, 2016 above.

Pro Forma Combined Results - Nine months ended September 30, 2016 vs. 2015
Pro Forma combined revenue of $1,657.0 million decreased approximately 15 percent versus the prior year period. Volume contributed a 16 percent decline while foreign currency impacted revenue negatively by approximately two percent. These declines were partially offset by pricing and mix which impacted revenues by three percent. The actions we took to eliminate certain product sales as previously described were the main reason for the volume decline. These actions reduced by approximately $110 million compared to the pro forma revenue in the nine months of 2015.
Pro forma combined operating profit of $272.8 million decreased approximately three percent compared to the year-ago period. Lower volumes contributed to a 27 percent decline in operating profit while unfavorable foreign currency impacts contributed approximately one percent. Lower costs positively impacted operating profit by 11 percent. Favorable pricing and mix improved operating profits by 14 percent which was predominantly experienced in both Brazil and North America.

Outlook

For 2016, full-year segment revenue is expected to be approximately $2.2 billion to $2.4 billion and full-year segment earnings are expected to be in the range of $390 million to $410 million.

Certain Regulatory Issues
A detailed discussion related to regulatory issues impacting FMC Agricultural Solutions can be found in Part II, Item 7 of our 2015 Form 10-K. There have been no material changes related to regulatory issues impacting FMC Agricultural Solutions from the information reported in our 2015 10-K.
FMC Health and Nutrition

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue	$178.9	$195.9	$566.3	$613.5
Operating Profit	45.1	47.0	137.3	148.5

Three months ended September 30, 2016 vs. 2015
Revenue of $178.9 million decreased approximately nine percent versus the prior-year quarter. Lower volumes drove seven percent of the revenue decline while lower pricing and product mix contributed two percent of the revenue decline. The volume impacts were experienced in both Health Excipients and Omega-3. Health Excipients was impacted due to the shifting of orders by customers into the fourth quarter. Omega-3 had volume declines compared to prior year.
Segment operating profit of $45.1 million decreased approximately four percent versus the year ago quarter. The lower sales volume noted above impacted segment operating profit by nine percent. Lower operating costs positively impacted results by 13 percent while unfavorable mix and price worsened segment operating profit by eight percent.

Nine months ended September 30, 2016 vs. 2015
Revenue of $566.3 million decreased approximately eight percent versus the prior-year period. Lower volumes were the primary driver contributing to six percent of the revenue decline primarily due to Omega-3. Unfavorable foreign currency and pricing each contributed a one percent decrease to revenue.
Segment operating profit of $137.3 million decreased approximately eight percent versus the year ago period. The lower sales volume noted above impacted segment operating profit negatively by nine percent. Unfavorable pricing and mix decreased segment operating profit by two percent while operating costs positively impacted results by three percent.

Outlook

Segment revenue for the full year of 2016 is anticipated to be approximately $740 million to $760 million, while full-year segment earnings are expected to be between $190 million and $194 million.

FMC Lithium

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue	$69.9	$57.2	$193.5	$168.1
Operating Profit	17.5	1.8	48.9	11.9

Three months ended September 30, 2016 vs. 2015
Revenue of $69.9 million increased by approximately 22 percent versus the prior-year quarter. Higher volumes contributed two percent to the revenue increase while higher pricing impacted revenue favorably by 20 percent. Prices were higher across virtually all products, with the largest benefits coming from primary segments and from hydroxide. Demand trends across specialty end markets remain strong.
Segment operating profit of $17.5 million increased $15.7 million versus the year ago quarter. The favorable pricing noted above impacted results by approximately $11.6 million. Lower operating costs impacted results by approximately $1.7 million, driven by manufacturing efficiencies, savings associated with the natural gas pipeline installed in 2015, and lower raw material and energy prices. Favorable foreign currency impacts increased operating profit by approximately $2.1 million while higher volumes added $0.3 million to the increase.

Nine months ended September 30, 2016 vs. 2015
Revenue of $193.5 million increased by approximately 15 percent versus the prior-year nine month period. Higher volumes, primarily in specialty products, contributed four percent to the revenue increase while higher pricing, mostly in primary segments and in hydroxide, improved revenue by eleven percent.
Segment operating profit of $48.9 million increased $37.0 million versus the prior-year nine month period. Higher volumes and higher prices impacted results by approximately $3.9 million and $19.1 million, respectively, while lower operating costs impacted results by approximately $11.7 million. Favorable foreign currency impacts increased operating profit by approximately $2.3 million due to the Argentine peso devaluation late in 2015.

Outlook
Due to the strong results in the third quarter and continued improvement in the forecast for the business, segment earnings are now expected to be between $65 and $69 million for the full year of 2016, an increase of 190 percent over 2015 at the mid-point of the range and $5 million higher than the previous range.

Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended September 30, 2016 vs. 2015
Corporate and other expenses of $18.2 million in the third quarter of 2016 increased by $4.6 million from $13.6 million in the same period in 2015. The increase was primarily driven by $5 million of higher incentive compensation due to improved business performance.

Nine months ended September 30, 2016 vs. 2015
Corporate and other expenses of $54.0 million in the first three quarters of 2016 increased by $8.0 million from $46.0 million in the same period in 2015. The increase was driven by the higher incentive compensation discussed above as well as costs associated with the relocation of our Corporate headquarters which totaled approximately $2.2 million.

Interest expense, net
Three months ended September 30, 2016 vs. 2015
Interest expense, net for the third quarter of 2016 of $20.3 million remained flat as compared to the third quarter of 2015 of $20.2 million.

Nine months ended September 30, 2016 vs. 2015
Interest expense, net for the first three quarters of 2016 was $61.1 million as compared to the first three quarters of 2015 of $58.9 million. The increase was primarily due to additional debt taken on in the second quarter of 2015 associated with the acquisition of Cheminova, principally the unsecured Term Loan facility, and therefore was included for all nine months of 2016 compared to only six months in 2015.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2016	2015	2016	2015
Restructuring charges and asset disposals	$6.5	$69.3	$18.8	$81.5
Other charges (income), net	7.9	(23.7)	20.3	(3.3)
Total restructuring and other charges	$14.4	$45.6	$39.1	$78.2

Three months ended September 30, 2016 vs. 2015
Restructuring and asset disposal charges in 2016 of $6.5 million were primarily associated with the Cheminova restructuring plan that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income), net in 2016 of $7.9 million were primarily related to $8.1 million of environmental related charges. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Restructuring and asset disposal charges in 2015 of $69.3 million were primarily associated with the Cheminova restructuring and of this amounts $40.1 million was associated with impairment charges related to Consagro, our Brazilian generics subsidiary which was sold in 2015. Other charges (income), net in 2015 of $(23.7) million were primarily related to the gain on sale of our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim").

The liabilities associated with the restructuring charges listed above are also included within Note 8 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.

Non-operating pension and postretirement charges
The charge for the three months ended September 30, 2016 was $0.2 million compared to $5.5 million for the three months ended September 30, 2015. The decrease in charges was primarily due to the change in rate as well as the method we use to estimate the interest cost components of our net periodic benefit cost as described in our 2015 Form 10-K. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 18 to the condensed consolidated financial statements included within this Form 10-Q.

Nine months ended September 30, 2016 vs. 2015
Restructuring and other charges (income)
Restructuring and asset disposal charges in 2016 of $18.8 million were primarily associated with the Cheminova restructuring that was implemented as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. Other charges (income), net in 2016 of $20.3 million primarily consisted of $17.1 million of environmental related charges as well as $4.2 million of charges associated with currency devaluation within Argentina as a result of deliberate actions by the government of that country.
Restructuring and asset disposal charges in 2015 of $81.5 million were primarily associated with the Cheminova restructuring. Other charges (income), net in 2015 of $(3.3) million were primarily comprised of a $15.0 million payment for the acquisition of all global rights to a pre-development novel, proprietary broadleaf herbicide. This acquisition is considered as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination. Offsetting this charge was income of $26.6 million from sale of our remaining ownership interest in Belchim.
Non-operating pension and postretirement charges
The charge for the nine months ended September 30, 2016 was $2.3 million compared to $19.9 million for the nine months ended September 30, 2015. The decrease in charges was primarily due to the change in rate as well as the method we use to estimate the interest cost components of our net periodic benefit cost as described in our 2015 Form 10-K. Additionally, the nine months ended September 30, 2015 included a $4.8 million curtailment loss associated with the disposal of the FMC Alkali Chemicals division.
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

Three months ended September 30, 2016 vs. 2015
Provision for income taxes was $12.6 million resulting in an effective tax rate of 13.2 percent compared to an income tax benefit of $25.1 million resulting in an effective tax rate of 127.4 percent for the three months ended September 30,

2016 and 2015, respectively. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended September 30
(in Millions)	2016			2015
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$95.2	$12.6	13.2%	$(19.7)	$(25.1)	127.4%
Corporate special charges	19.0	4.6		94.1	13.7
Tax adjustments (1)		7.4			26.6
Non-GAAP - Continuing operations	$114.2	$24.6	21.5%	$74.4	$15.2	20.4%
_______________
(1)     Refer to footnote 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of Tax adjustments.
The primary drivers for the increase in the third quarter effective tax rate for 2016 compared to 2015 are provided in the table above. Excluding the items in the table above, the change in the effective tax rate was insignificant.

Nine months ended September 30, 2016 vs. 2015
Provision for income taxes was $75.5 million resulting in an effective tax rate of 26.4 percent compared to an income tax benefit of $56.4 million resulting in an effective tax rate of 104.4 percent for the nine months ended September 30, 2016 and 2015, respectively. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments.

	Nine Months Ended September 30
(in Millions)	2016			2015
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$285.7	$75.5	26.4%	$(54.0)	$(56.4)	104.4%
Corporate special charges	58.2	16.4		372.1	113.8
Tax adjustments (1)		(11.1)			23.7
Non-GAAP - Continuing operations	$343.9	$80.8	23.5%	$318.1	$81.1	25.5%

The primary drivers for the fluctuations in the year-to-date effective tax rate for 2016 compared to 2015 are provided in the table above. Excluding the items in the table above, the decrease in the effective tax rate from 2015 to 2016 was primarily due to a shift in earnings mix as it relates to domestic versus foreign income earned during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Foreign profits are generally taxed at lower rates compared to domestic income.
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
Three months ended September 30, 2016 vs. 2015
Discontinued operations, net of income taxes represented a loss of $3.0 million for the three months ended September 30, 2016, compared to a loss of $5.0 million for the three months ended September 30, 2015.

Nine months ended September 30, 2016 vs. 2015
Discontinued operations, net of income taxes represented a loss of $14.9 million for the nine months ended September 30, 2016, compared to a gain of $698.8 million for the nine months ended September 30, 2015. The change was driven by the divestiture of our FMC Alkali Chemicals division in the nine months ended September 30, 2015 which resulted in an after tax gain of $698 million in 2015.
Net income (loss) attributable to FMC stockholders
Three months ended September 30, 2016 vs. 2015
Net income attributable to FMC stockholders increased to $79.7 million from a loss of $2.4 million in the prior-year quarter. The increase was primarily due to an overall increase in operating results for Agricultural Solutions. The 2015 results were significantly impacted by acquisition and integration related charges associated with Cheminova.

Nine months ended September 30, 2016 vs. 2015
Net income attributable to FMC stockholders decreased to $193.2 million from $693.1 million. The decrease was primarily due to the gain from the sale of our FMC Alkali Chemicals division as described above in the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2016 and December 31, 2015, were $130.7 million and $78.6 million, respectively. Of the cash and cash equivalents balance at September 30, 2016, $99.4 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At September 30, 2016, we had total debt of $1,976.5 million as compared to $2,148.9 million at December 31, 2015. Total debt included $1,913.3 million and $2,036.3 million of long-term debt (excluding current portions of $2.4 million and $1.5 million) at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we were in compliance with all of our debt covenants. During 2016, the maximum leverage ratio will step down in accordance with the provisions of the Credit Facility and the Term Loan Facility. Additionally, we will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, decreased from $112.6 million at December 31, 2015 to $63.2 million at September 30, 2016.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At September 30, 2016, we had no borrowings under the commercial paper program and the average effective interest rate on these borrowings during the period was 0.65%.
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $411.0 million and $(246.8) million for the nine months ended September 30, 2016 and 2015, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30
	2016	2015
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$346.4	$4.9
Corporate special charges and depreciation and amortization (1)	160.1	464.3
Operating income before depreciation and amortization (Non-GAAP)	$506.5	$469.2
Change in trade receivables, net (2)	236.1	315.5
Change in inventories (3)	(30.9)	(8.0)
Change in accounts payable (4)	(15.0)	(201.1)
Change in accrued customer rebates (5)	160.0	112.3
Change in advance payments from customers (6)	(244.9)	(186.2)
Change in all other operating assets and liabilities (7)	8.4	16.1
Cash basis operating income (Non-GAAP)	$620.2	$517.8

Restructuring and other spending (8)	(16.1)	(22.3)
Environmental spending, continuing, net recoveries (9)	(19.8)	(18.6)
Pension and other postretirement benefit contributions (10)	(42.6)	(71.0)
Net interest payments	(61.5)	(61.9)
Tax payments, net of refunds	(51.9)	(270.6)
Excess tax benefits from share-based compensation	(0.5)	(1.6)
Payments associated with the Cheminova purchase price hedges (11)	—	(264.8)
Acquisition legal and professional fees (12)	(16.8)	(53.8)
Cash provided (required) by operating activities of continuing operations	$411.0	$(246.8)
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2016 was primarily driven by timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.  During the nine months ended September 30, 2016, we collected over $500 million of receivables in Brazil, reducing the outstanding receivable balance by over $200 million.  A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance.

(3)
Inventory changes and the seasonal nature of the business within the different hemispheres are adjusted accordingly to take into consideration the change in market conditions primarily in Agricultural Solutions.

(4)
The significant reduction of accounts payable in 2015 was due to timing of payments including inventory reduction activities across the company, particularly as we integrated Cheminova as well as proactively adjusting inventory levels in light of current market conditions. These events did not repeat in 2016.

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

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $17.1 million and $8.3 million, respectively. The amounts in 2016 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were $35 million in voluntary contributions to our U.S. defined benefit plans in 2016 and $65.0 million included in 2015.

(11)	The nine months of 2015 was primarily impacted by the payments of $264.8 million for the Cheminova purchase price hedges.

(12)	Represents payments for legal and professional fees associated with the Cheminova acquisition. See also Note 3 to the financial statements including in the Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(23.2) million and $(63.7) million for the nine months ended September 30, 2016 and 2015, respectively.
Cash required by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2015 included divestiture costs associated with the sale of our FMC Alkali Chemicals business as well as related operating activities.
Cash required by investing activities of continuing operations was $(101.2) million and $(1,281.7) million for the nine months ended September 30, 2016 and 2015, respectively.
The reduction in cash required in spending during the nine months ended September 30, 2016, as compared to the same period in 2015 was due to the Cheminova acquisition on April 21, 2015 for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion.
Cash provided by investing activities of discontinued operations was $4.0 million and $1,634.3 million for the nine months ended September 30, 2016 and September 30, 2015.
Cash provided by investing activities of discontinued operations in 2015 is directly associated with the sale of our FMC Alkali Chemicals business which was completed on April 1, 2015.
Cash provided (required) by financing activities was $(240.4) million and $28.0 million for the nine months ended September 30, 2016 and 2015, respectively.
The change period over period in financing activities is primarily due to the the repayment of our long term debt of $75.0 million under our previously announced senior unsecured Term Loan facility. The increased borrowings in 2015 was primarily to fund the Cheminova A/S acquisition.
Other potential liquidity needs
Our cash needs outside of the Cheminova acquisition and related integration expenses for 2016 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2016, our remaining borrowing capacity under our credit facility was $1,383.3 million (which includes borrowings under our commercial paper program).
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary cash contributions through September 30, 2016 and 2015 of $35 million and $65 million, respectively. These contributions are in excess of the minimum requirements. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2016.
For the nine months ended September 30, 2016 and 2015, we paid $66.4 million and $64.3 million, respectively, in dividends declared. On October 20, 2016, we paid dividends totaling $22.2 million to our shareholders of record as of September 30, 2016. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2016.
During the nine months ended September 30, 2016, no shares were repurchased under the publicly announced repurchase program. At September 30, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 17 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2015 can be found in a table included within Part II, Item 7 of our 2015 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2016.

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
At September 30, 2016, our financial instrument position was a net liability of $2.9 million compared to a net asset of $13.4 million at December 31, 2015. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.

Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2016 and December 31, 2015, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at September 30, 2016	$(0.1)	$0.5	$(0.8)

Net asset/(liability) position at December 31, 2015	$(2.0)	$(1.1)	$(2.9)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2016 and December 31, 2015 our net financial instrument position was zero.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2016 and December 31, 2015, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at September 30, 2016	$(2.8)	$29.1	$(39.3)

Net asset/(liability) position at December 31, 2015	$(11.4)	$24.4	$(47.2)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2016 and December 31, 2015, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2016, is composed of 61 percent fixed-rate debt and 39 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2016, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $(3.8) million for the three and nine months of September 30, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2016, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2016, the related condensed consolidated statements of income (loss) and comprehensive income (loss), for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 3, 2016

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1-31, 2016	9,028	48.98	—	—	250,000,000
August 1-31, 2016	—	—	—	—	250,000,000
September 1-30, 2016	—	—	—	—	250,000,000
Total Q3	9,028	48.98	—	—	250,000,000

During the three and nine months ended September 30, 2016, we did not repurchase any shares under the publicly announced repurchase program. At September 30, 2016, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: November 3, 2016

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File