Form 10-K
period 2016-12-31
FMC CORP
filed 2017-02-28
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code: 215-299-6668
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2016, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $6,151,803,443. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	December 31, 2016
Common Stock, par value $0.10 per share	133,690,106

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2017 Annual Meeting of Stockholders	Part III

FMC Corporation
2016 Form 10-K Annual Report

PART I
FMC Corporation (FMC) was incorporated in 1928 under Delaware law and has its principal executive offices at 2929 Walnut Street, Philadelphia, Pennsylvania 19104. Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “FMC”, “We,” “Us,” or “Our” means FMC Corporation and its consolidated subsidiaries and their predecessors. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission (“SEC”), and any amendments to those reports, are available on our website at www.FMC.com as soon as practicable after we furnish such materials to the SEC.

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
At December 31, 2016, we had substantially completed the integration of Cheminova into our FMC Agricultural Solutions segment.
FMC Strategy
FMC has streamlined its portfolio over the past six years to focus on technology-driven end markets with attractive long-term demand trends. The actions we have taken over the past year have better positioned each of our businesses to capitalize on future growth opportunities.
2016 was a critical year for Agricultural Solutions, as we took proactive steps during a challenging year in agriculture markets to better position the company for an eventual recovery of that market. We facilitated channel destocking and continued our product rationalization, removing approximately $175 million in sales of low-margin products around the world. This has allowed us to sell proprietary products at better prices and terms, even in a challenging year for crop chemicals. We continue to benefit from the greater regional balance and direct market access in key markets that came with our 2015 acquisition of Cheminova. FMC’s technology pipeline of nine new active ingredients is well-funded and set to begin major product launches starting in 2018. We began the registration process in North America for the first one, our bixafen fungicide. We also launched about 60 new product formulations, which is key to life cycle management of our products. FMC has the scale to operate with greater resources and global reach to address changing market conditions.
In Health and Nutrition, we have a portfolio of naturally-derived, functional ingredients that serve health, nutrition and nutraceutical end markets. We provide innovative solutions to our customers by leveraging our application know-how as well as differentiating the manufacture and delivery of our market leading products through best in class Quality, Service, Reliability (QSR). We continue to optimize our organizational and manufacturing footprints to increase our competitive positioning. As a technology-focused company, we continue to pursue process technology improvements and develop innovative application solutions to drive the highest value for customers.
In Lithium, FMC remains one of the leading global producers of specialty lithium products, and in May 2016 we announced plans to triple our manufacturing capacity for lithium hydroxide by 2019. The first phase of this modular expansion is set to begin selling product in mid-2017 to serve the rapidly expanding market for lithium batteries in electric vehicles. We will continue to invest in lithium hydroxide and similar higher growth, higher value segments of the market, including butyllithium for use in chemical synthesis and high purity lithium metal for aerospace applications.

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

FMC Agricultural Solutions

Overview

Our FMC Agricultural Solutions segment, which represents approximately 69 percent of our 2016 consolidated revenues, operates in the agrochemicals industry. This segment develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products.

Products and Markets

FMC Agricultural Solutions' portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority of our product lines consist of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. We are also investing substantially in a plant health program that includes biological crop protection products, seed treatments and micronutrients.
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
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 42 percent, 28 percent and 27 percent of global industry revenue, respectively.
The agrochemicals industry is relatively consolidated but further consolidation is likely as several of the leading crop protection companies are actively pursuing merger opportunities. Leading crop protection companies FMC, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company, E. I. du Pont de Nemours and Company (DuPont), and Adama currently represent approximately 74 percent of the industry’s global sales. The next tier of agrochemical producers include Sumitomo Chemical Company Ltd., Nufarm Ltd., Platform Specialty Products Corporation, and United Phosphorous Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.

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
FMC Health and Nutrition

Overview
Our FMC Health and Nutrition segment, which represents 23 percent of our 2016 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and Omega-3 oils. The majority of FMC Health and Nutrition sales are to customers in non-cyclical end markets. We believe our future growth in this segment will continue to be based on the value-added performance of these products and our research and development capabilities, as well as on the alliances and close working relationships we have developed with key global customers.

Products and Markets

Our product offerings into nutrition markets principally provide texture, structure and physical stability ("TSPS") solutions to thicken and stabilize certain food products. Our formulation ingredients serve the health excipient industry functioning as binders, disintegrants, suspending agents, and control-release compounds for the production of both solid and liquid pharmaceutical products. The majority of our functional ingredient product offerings are high purity Omega-3 products as well as certain alginate products which are considered to be active pharmaceutical ingredients.
FMC Health and Nutrition is a supplier of microcrystalline cellulose ("MCC"), carrageenan, alginates, natural colorants, and omega-3, all naturally derived ingredients that have high value-added applications in the production of processed and convenience foods, oral dose form pharmaceuticals and nutraceuticals. MCC, processed from specialty grades of renewable hardwood and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many nutrition products. Carrageenan and alginates, both processed from natural seaweeds, are used in a wide variety of food, pharmaceutical and oral care applications. Natural colorants are utilized in specialty products used in the food, beverage, personal care, nutrition and health excipient markets. Omega-3 is sourced from fish oils and used in other pharmaceutical and nutraceutical applications.
Industry Overview
Nutritional Ingredients
The industry is dispersed geographically, with sales predominantly in Europe, North America and Asia. The nutritional ingredients market is comprised of a large number of suppliers due to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. The top suppliers of TSPS ingredients include FMC, DuPont, J.M. Huber Corporation, Kerry Group plc and Cargill Incorporated.
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

FMC Lithium

Overview
Our FMC Lithium segment represents eight percent of our 2016 consolidated revenues.
While lithium is sold into a variety of end markets, we have focused our strategy on specialty products that require a high level of manufacturing and technical know-how to meet customer requirements.
The electrochemical properties of lithium make it an ideal material for portable energy storage, including smart phones, tablets, laptop computers, military devices and other energy storage technologies. Lithium is a critical element in advanced batteries for use in hybrid electric, plug-in hybrids and all-electric vehicles.
Organolithium products are highly valued in the polymer market as initiators in the production of synthetic rubbers and elastomers. Organolithiums are also sold to fine chemical and pharmaceutical customers who use lithium's unique chemical properties to synthesize high value-added products.
Industry Overview

LITHIUM:
2016 REVENUE BY REGION

1%
Latin America
25%
North America
58%
Asia Pacific
16%
Europe,
Middle East
& Africa

FMC Lithium serves a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.

Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium ion batteries. There are three key producers of lithium compounds: FMC, Albemarle Corporation (previously Rockwood Holdings, Inc.) and Sociedad Química y Minera de Chile S.A. In addition to these producers, Orocobre is ramping up production from its brine source in Argentina and several Chinese producers convert lithium containing hard rock concentrates sourced from Australia into lithium compounds. We expect additional capacity to be added by new and existing producers within the next 24 months. FMC and Albemarle Corporation are the primary producers of specialty lithium products.
Source and Availability of Raw Materials
Raw materials used by FMC Agricultural Solutions, primarily processed chemicals, are obtained from a variety of suppliers worldwide. Raw materials used by FMC Health and Nutrition include various types of seaweed, specialty pulps, natural colorant, raw materials and fish oils that are all sourced on a global basis and purchased from selected global producers/suppliers. We extract ores used in FMC Lithium’s manufacturing processes from lithium brines in Argentina.
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

	Year Ended December 31,
(in Millions)	2016	2015	2014
FMC Agricultural Solutions	$131.4	$132.4	$111.8
FMC Health and Nutrition	7.0	7.8	10.0
FMC Lithium	3.1	3.5	4.5
Total	$141.5	$143.7	$126.3
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 5,900 people with about 1,300 people in our domestic operations and 4,600 people in our foreign operations.
Approximately seven percent of our U.S.-based and 35 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2017, 11 foreign collective-bargaining agreements will be expiring. These contracts affect about 15 percent of our foreign-based employees. There will be no U.S. collective-bargaining agreements expiring in 2017.
Securities and Exchange Commission Filings
Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.
In accordance with New York Stock Exchange (NYSE) rules, on May 23, 2016, we filed a certification signed by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

•
Competition - All of our segments face competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Competition for our FMC Agricultural Solutions business, includes not only generic suppliers of the same pesticidal active ingredients, but also alternative proprietary pesticide chemistries, and crop protection technologies that are bred into or applied onto seeds. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue. Also, there are changing competitive dynamics in the agro-chemical industry as some of our competitors are attempting to consolidate, resulting in them having greater scale and diversity.  These competitive differences may not be overcome and erode our business.

•
Changes in our customer base - Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our FMC Lithium and FMC Health and Nutrition businesses are most sensitive to this risk.

•
Climatic conditions - Our FMC Agricultural Solutions markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations; for example, drought may reduce the need for fungicides, which could result in fewer sales and greater unsold inventories in the market, whereas excessive rain could lead to increased plant disease or weed growth requiring growers to purchase and use more pesticides. Adverse weather conditions can impact our ability to extract lithium efficiently from our lithium reserves in Argentina. Natural disasters can impact production at our facilities in various parts of the world. The nature of these events makes them difficult to predict.

•
Changing regulatory environment - Changes in the regulatory environment, particularly in the United States, Brazil, China, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Our FMC Agricultural Solutions business is most sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation.   Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which affects each of our business segments to varying degrees. The fundamental principle behind the REACH regulation is that manufacturers must verify through a special registration system that their chemicals can be marketed safely.

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

•
Consumer preferences - Changing consumer preferences is a risk particularly within FMC Health and Nutrition. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and impact our results of operations.

•
Climate change regulation - Changes in the regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations to significant additional costs or limits on operations.

•
Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities, including raw materials. We may not be able to raise prices or improve productivity sufficiently to offset future increases in commodity pricing. Accordingly, increases in commodity prices may negatively affect our financial results. We also use hedging strategies to address material commodity price risks, where hedge strategies are available on reasonable terms. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.

•
Supply arrangements - Certain raw materials are critical to our production process. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products. In FMC Lithium, geological conditions can affect production of raw materials.

•
Economic and political change - Our business has been and could continue be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the United States government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within the United States and foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Argentina, continued inflation and tightening of foreign exchange controls along with deteriorating economic and financial conditions could adversely affect our business.

Operational Risks:

•	Market access risk - Our results may be affected by changes in distribution channels, which could impact our ability to access the market.

•
Business disruptions - Although more recently, FMC Agricultural Solutions has engaged in pesticide active ingredient contract manufacturing rather than owned and operated manufacturing facilities, we now own and operate large-scale manufacturing facilities in Denmark and India as a result of the Cheminova acquisition. This presents us with additional operating risks as our operating results will be dependent in part on the continued operation of the various acquired production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

•
Information technology security risks - As with all enterprise information systems, our information technology systems could be penetrated by outside parties’ intent on extracting information, corrupting information, or disrupting business processes. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems and in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations.

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

•
Credit default risks - We may use our existing revolving credit facility to meet our cash needs, to the extent available. In the event of a default in this credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

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

•
Environmental compliance - We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, disposal and remediation of hazardous waste and other materials. We may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities or chemicals that we manufacture, handle or own. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in our manufacturing operations and transportation of chemicals. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

•
Workforce - The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management and other key members of the organization. We operate in markets where business ethics and local customs may differ from our standards, increasing the potential for the misunderstanding or misapplication of those standards.  This may increase the risk of noncompliance.

Technology Risks:

•
Technological change - Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers.

•	Failure to make process improvements - Failure to continue to make process improvements to reduce costs could impede our competitive position.

•	Patents of competitors - Some of our competitors may secure patents on production methods or uses of products that may limit our ability to compete cost-effectively.

Portfolio Management and Integration Risks:

•
Portfolio management risks - We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies which would include expected cost savings and revenue growth. Failure to achieve these anticipated synergies, could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating underperforming or non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets (e.g., divesting) may affect the company’s earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce earnings.

•
Continuing integration challenges - Failure to successfully integrate the operating and financial systems of Cheminova into our systems poses technology integration risks and could result in our inability to achieve the synergies we have projected. This could thereby cause our future results of operations to be materially and adversely worse than expected. As we evaluate and adjust our supply chain as part of integrating Cheminova to achieve synergies and efficiencies, we face execution and sustainability risks if we are unable to modify and timely execute the supply chain as planned.

Financial Risks:

•
Exposure to global economic conditions - Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect our customers' ability to meet the terms of sale or our suppliers' ability to perform all their commitments to us. A slowdown in economic growth in our international markets, particularly Latin American regions, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodities at prevailing international prices, and we may be unable to collect receivables from such customers. The ongoing economic challenges in Brazil has adversely impacted and could continue to adversely impact our business there.

•
Foreign exchange rate risks - We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the Brazilian real, the euro, the Chinese yuan, the Mexican peso, and the Argentine peso. Our acquisition of Cheminova has significantly expanded our operations and sales in foreign countries and correspondingly increased our exposure to foreign exchange risks. During 2015, adverse changes in the Brazilian real exchange rate adversely impacted our financial results and continued weakness in the real could continue to adversely impact our financial results.

•
Uncertain tax rates - Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States taxes have not been previously accrued.

•
Uncertain recoverability of investments in long-lived assets - We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities.

•
Pension and postretirement plans - Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent our plans' actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
FMC leases executive offices in Philadelphia, Pennsylvania and operates 32 manufacturing facilities in 19 countries as well as one mine in Argentina. Our major research and development facilities are in Ewing, New Jersey, Shanghai, China and Copenhagen, Denmark.
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
As of December 31, 2016, there were approximately 8,000 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 113,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $80 million.
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

In September 2015, EPA Region 3 filed an administrative complaint against the Company, claiming that certain advertising and labeling regarding one of our pesticide products did not comply with the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and has calculated a proposed penalty in the amount of $4,709,400.  We disagree with EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation, and will defend ourselves vigorously.   We do not expect that any penalty associated with final judgment or other resolution would be material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices they currently hold, their business experience since at least January 1, 2010 and their ages as of December 31, 2016, are as follows:

Name	Age on 12/31/2016	Office, year of election and other information
Pierre R. Brondeau	59
President, Chief Executive Officer and Chairman of the Board (10-present); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (08-09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (07-08); Board Member, T.E. Connectivity Electronics (07-present)

Paul W. Graves	45	Executive Vice President and Chief Financial Officer (12-present); Managing Director, Goldman Sachs Group (06-12)
Andrea E. Utecht	68	Executive Vice President, General Counsel and Secretary (01-present)
Eric W. Norris	50	President, FMC Health and Nutrition (15-present); Vice President, Global Business Director, FMC Lithium (12-14); Global Commercial Director, FMC Lithium (09-12)
Mark A. Douglas	54
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
FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,869 registered common stockholders as of December 31, 2016. Presented below are the 2016 and 2015 quarterly summaries of the high and low prices of the FMC common stock.

	2016				2015
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$42.03	$50.57	$49.19	$60.00	$64.72	$61.11	$52.74	$43.37
Low	$32.24	$36.72	$43.26	$45.77	$55.41	$51.18	$32.58	$33.29
Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $88.6 million, $86.4 million and $78.1 million were paid in 2016, 2015 and 2014, respectively.

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 25, 2017, at FMC Tower, 2929 Walnut Street Philadelphia, Pennsylvania. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of February 28, 2017.

Transfer Agent and Registrar of Stock:

Wells Fargo Bank, N.A.
Shareowner Services
1110 Centre Pointe Curve, Suite 101	or	P.O. Box 64854
Mendota Heights, MN 55120-4100		St. Paul, MN 55164-0854

Phone: 1-800-468-9716
(651-450-4064 local and outside the U.S.)
www.wellsfargo.com/shareownerservices

Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2011, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2011	2012	2013	2014	2015	2016
FMC Corporation	$100.00	$136.97	$177.88	$135.85	$94.79	$138.60
S&P 500 Index	$100.00	$115.88	$153.01	$173.69	$176.07	$196.78
S&P 500 Chemicals Index	$100.00	$123.39	$162.18	$179.44	$172.04	$189.21

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2016	2,579	$46.64	—	$—	$250,000,000
November 1-30, 2016	210,000	$53.43	210,000	$11,220,922	$238,779,078
December 1-31, 2016	558	$52.76	—	$—	$238,779,078
Total	213,137	$53.35	210,000	$11,220,922	$238,779,078
____________________

(1)
This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

(2)	We also reacquire shares from time to time from employees in connections with vesting, exercise, and forfeiture of awards under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2016, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2016.

	Year Ended December 31,
(in Millions, except per share data and ratios)	2016	2015	2014	2013	2012
Income Statement Data:
Revenue	$3,282.4	$3,276.5	$3,258.7	$3,130.7	$2,677.6
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	421.5	(50.2)	414.8	538.7	487.7
Income (loss) from continuing operations before income taxes	339.3	(130.5)	363.8	503.2	453.5
Income (loss) from continuing operations	245.4	(177.9)	307.6	371.6	345.8
Discontinued operations, net of income taxes (1)	(33.7)	676.4	14.5	(63.6)	89.9
Net income	211.7	498.5	322.1	308.0	435.7
Less: Net income attributable to noncontrolling interest	2.6	9.5	14.6	14.1	19.5
Net income attributable to FMC stockholders	$209.1	$489.0	$307.5	$293.9	$416.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	242.8	(187.4)	298.2	365.1	341.3
Discontinued operations, net of income taxes	(33.7)	676.4	9.3	(71.2)	74.9
Net income	$209.1	$489.0	$307.5	$293.9	$416.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	1.81	(1.40)	2.23	2.69	2.47
Discontinued operations	(0.25)	5.06	0.07	(0.53)	0.54
Net income	$1.56	$3.66	$2.30	$2.16	$3.01
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	1.81	(1.40)	2.22	2.68	2.46
Discontinued operations	(0.25)	5.06	0.07	(0.52)	0.54
Net income	$1.56	$3.66	$2.29	$2.16	$3.00
Balance Sheet Data:
Total assets	$6,139.3	$6,325.9	$5,326.0	$5,224.6	$4,366.2
Long-term debt	1,801.2	2,037.8	1,140.9	1,178.2	906.8
Other Data:
Ratio of earnings (loss) to fixed charges (2)	4.5x	(0.4)x	6.3x	11.2x	10.8x
Cash dividends declared per share	$0.660	$0.660	$0.600	$0.540	$0.405
 ____________________

(1)
Discontinued operations, net of income taxes includes, in periods up to their respective sales, our discontinued FMC Peroxygens and Alkali businesses. It also includes other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales. Amounts in 2015 include the divestiture gain associated with the Alkali sale while 2014 and 2013 include charges associated with the sale of the Peroxygens business.

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

2016 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2016:

•
Revenue of $3,282.4 million in 2016 increased $5.9 million or approximately one percent versus last year. A more detailed review of revenues by segment is included under the section entitled “Results of Operations”. On a regional basis, sales in Latin America decreased by 18 percent, sales in North America decreased two percent, sales in Asia increased five percent and sales in Europe, Middle East and Africa (EMEA) increased by 26 percent.

•
Our gross margin, excluding acquisition-related charges, of $1,199.8 million increased approximately $66.6 million or approximately six percent versus last year. Gross margin as a percent of revenue is approximately 37 percent versus 35 percent in 2015. The increase in gross margin was driven by improved pricing and mix in both Brazil and North America in our FMC Agricultural Solutions business.

•
Selling, general and administrative expenses decreased 28 percent from $737.9 million to $529.5 million. In 2015, we incurred significant acquisition related charges that occurred to a much lesser extent in 2016 accounting for the majority of the decrease. Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition-related charges, of $481.0 million increased $10.9 million or approximately two percent. Non-operating pension and postretirement charges and acquisition-related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•	Research and development expenses of $141.5 million decreased $2.2 million or two percent. The decrease was due to registration and regulatory timing within FMC Agricultural Solutions.

•
Net income attributable to FMC stockholders of $209.1 million decreased approximately $279.9 million from $489.0 million in the prior year period. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $379.8 million increased approximately $47.2 million or 14 percent due to higher results in FMC Agricultural Solutions and FMC Lithium. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

Other 2016 Highlights
In our FMC Agricultural Solutions business, we continue to see the benefits of the Cheminova acquisition, which brought greater scale and regional balance to our business, improved our market access and expanded our product portfolio and technology pipeline. Challenging market conditions specifically in the global crop protection market persisted throughout the year. During the quarter, as discussed above, our FMC Agricultural Solutions business had significantly improved operating results primarily due to improved performance in Brazil which last year was significantly impacted by unfavorable foreign currency.

In FMC Health and Nutrition, global demand for our naturally-derived ingredient product lines continues to be strong and we remain focused on protecting the business’s high margins through the implementation of Manufacturing Excellence programs, process technology improvements and product differentiation. However, the Omega-3 business is having challenges due to the overcapacity in the industry. In the fourth quarter of 2016, we commissioned our new MCC production facility in Rayong, Thailand, which will facilitate our ability to serve a growing nutrition market in Asia.

In FMC Lithium, we are seeing the benefits of our strategy to grow our business in the technology-driven specialty end markets, where demand continues to accelerate and pricing trends across our portfolio remain favorable. In May, we announced plans to triple our production capacity of lithium hydroxide to 30,000 metric tons by 2019 in order to meet growing demand from our key customers. In late October, we announced a supply agreement that will source 8,000 metric tons per year of lithium carbonate, beginning in mid-2018. This agreement will help to support our hydroxide expansion.

2017 Outlook

Despite continued challenging Agricultural market conditions, we believe that our 2017 plan is very achievable. It relies on things we control rather than on expectations of positive external events.

We expect to deliver segment earnings growth in each business and a reduction in income tax expense in 2017 as a result of the integration of Cheminova. The strategy of each business is aligned with its respective market conditions.  Therefore, we expect revenue and earnings growth in our Lithium and Health and Nutrition businesses, and we will continue a very disciplined approach in Ag Solutions to ensure earnings growth while positioning the business strongly for the eventual upturn in that market.

On a long term basis, we continue to remain a technology-driven company with low-cost, asset light operations, a unique business research and development model that balances short-and mid-term developments with long-term innovations, and global scale with strong regional expertise to support local customers.

Please see segment discussions under the section entitled “Results of Operations” for 2017 outlook for each segment.

Results of Operations—2016, 2015 and 2014
Overview
The following presents a reconciliation of our segment operating profit to the net income attributable to FMC stockholders as seen through the eyes of our management. For management purposes, we report the operating performance of each of our business segments based on earnings before interest and income taxes excluding corporate expenses, other income (expense), net and corporate special income (charges).

SEGMENT RESULTS RECONCILIATION
(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue
FMC Agricultural Solutions	$2,274.8	$2,252.9	$2,173.8
FMC Health and Nutrition	743.5	785.5	828.2
FMC Lithium	264.1	238.1	256.7
Total	$3,282.4	$3,276.5	$3,258.7
Income from continuing operations before income taxes
FMC Agricultural Solutions	$399.9	$363.9	$497.8
FMC Health and Nutrition	191.3	194.7	187.9
FMC Lithium	70.2	23.0	27.2
Segment operating profit	$661.4	$581.6	$712.9
Corporate and other	(83.6)	(62.4)	(71.4)
Operating profit before the items listed below	577.8	519.2	641.5

Interest expense, net	(82.7)	(80.1)	(51.2)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(107.3)	(244.0)	(56.4)
Non-operating pension and postretirement charges (2)	(25.1)	(35.3)	(10.5)
Business separation costs (3)	—	—	(23.6)
Acquisition-related charges (4)	(23.4)	(290.3)	(136.0)
Provision for income taxes	(93.9)	(47.4)	(56.2)
Discontinued operations, net of income taxes	(33.7)	676.4	14.5
Net income attributable to noncontrolling interests	(2.6)	(9.5)	(14.6)
Net income attributable to FMC stockholders	$209.1	$489.0	$307.5
____________________

(1)	See Note 7 to the consolidated financial statements included within this Form 10-K for details of restructuring and other (charges) income by segment:

	Year Ended December 31,
(in Millions)	2016	2015	2014
FMC Agricultural Solutions	$(62.0)	$(123.7)	$4.5
FMC Health and Nutrition	(10.0)	(93.8)	(14.1)
FMC Lithium	(0.6)	(2.7)	—
Corporate	(34.7)	(23.8)	(46.8)
Restructuring and other (charges) income	$(107.3)	$(244.0)	$(56.4)

(2)Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the consolidated statements of income (loss).

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

	Twelve Months Ended
	December 31,
(in Millions)	2016	2015	2014
Acquisition-related charges - Cheminova (c)
Legal and professional fees (a)	$23.4	$60.4	$32.2
Inventory fair value step-up amortization (b)	—	57.8	—
Unrealized loss/(gain) on hedging purchase price (a)	—	172.1	99.6
Acquisition-related charges - Epax
Inventory fair value step-up amortization (b)	—	—	4.2
Total Acquisition-related charges	$23.4	$290.3	$136.0

(a)	On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses.”

(b)	On the consolidated statements of income, these charges are included in “Costs of sales and services.”

(c)	Acquisition-related charges associated with the integration of Cheminova with Agricultural Solutions were completed at the end of 2016.

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

(in Millions)	Year Ended December 31,
	2016	2015	2014
Net income attributable to FMC stockholders (GAAP)	$209.1	$489.0	$307.5
Corporate special charges (income), pre-tax	155.8	569.6	226.5
Income tax expense (benefit) on Corporate special charges (income) (1)	(48.5)	(144.9)	(84.1)
Corporate special charges (income), net of income taxes	107.3	424.7	142.4
Discontinued operations attributable to FMC Stockholders, net of income taxes	33.7	(676.4)	(9.3)
Non-GAAP tax adjustments (2)	29.7	95.3	(13.8)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$379.8	$332.6	$426.8
____________________

(1)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(2)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to current year ongoing business operations; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

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
FMC Agricultural Solutions

(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue	$2,274.8	$2,252.9	$2,173.8
Operating Profit	399.9	363.9	497.8
2016 vs. 2015
Revenue of $2,274.8 million increased approximately one percent versus the prior year period.
Operating profit of $399.9 million increased approximately 10 percent compared to the year-ago period.
Refer to the FMC Agricultural Solutions Pro Forma Financial Results with Cheminova section below for further discussion.
For 2017, full-year segment revenue is expected to be approximately $2.2 billion to $2.4 billion and full-year segment earnings are expected to be in the range of $410 million to $450 million. In Europe, we expect our key markets to have increased demand compared to last year which could be somewhat unfavorably impacted by foreign currency. In North America, we expect challenging market conditions will continue in 2017 given elevated channel inventory levels, lower commodity prices, and cautious purchasing decisions by the growers. As a result, we expect the market in North America to be down in 2017. Across Asia, we expect market demand to increase slightly in 2017 assuming more normal weather conditions. In Latin America, market conditions across the region are expected to be favorable, resulting in somewhat higher demand than 2016. However, foreign exchange headwinds could impact the region negatively.

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

FMC Agricultural Solutions Pro Forma Financial Results with Cheminova

In the second quarter of 2015, we began to present pro forma combined results for the FMC Agricultural Solutions segment. We believe that reviewing our operating results by combining actual and pro forma results for the FMC

Agricultural Solutions segment for 2015 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information includes adjustments as if the Cheminova transaction had occurred on January 1, 2014. Our pro forma data have also been adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that might have been achieved by the combined businesses. Pro forma amounts presented are not necessarily indicative of what our results would have been had we operated Cheminova since January 1, 2014, nor our future results. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment for the periods set forth below is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of the segment.

FMC Agricultural Solutions Pro Forma Financial Results
	Twelve Months Ended December 31,
(in Millions)	2016	2015	2014
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$2,274.8	$2,252.9	$2,173.8
Revenue, Cheminova, pro forma (2)	—	362.0	1,225.7
Pro Forma Combined, Revenue (3)	$2,274.8	$2,614.9	$3,399.5
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$399.9	$363.9	$497.8
Operating Profit, Cheminova, pro forma (2)	—	19.9	38.2
Pro Forma Combined, Operating Profit (3)	$399.9	$383.8	$536.0
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

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

(3)
The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results. For the twelve months ended December 31, 2016, pro forma results and actual results are the same.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1)
	Twelve Months Ended December 31,
(in Millions)	2016	2015	2014
Europe, Middle East and Africa (EMEA) (2)	$516.3	$585.7	$639.6
North America (3)	557.8	595.2	658.3
Latin America (4)	758.8	965.3	1,488.3
Asia (5)	441.9	468.7	613.3
Total	$2,274.8	$2,614.9	$3,399.5

___________________

(1)
The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2014 or indicative of future results. For the twelve months ended December 31, 2016, pro forma revenues and actual revenues are the same.

(2)
Decrease in the twelve months ended December 31, 2016 was driven by unfavorable weather in both Central and Western Europe. Additionally, the shift in the timing of sales as a result of our change to a direct market access model across Europe and product rationalization each contributed to the decline in revenue.

(3)
Decrease in the twelve months ended December 31, 2016 was driven by elevated channel inventory levels and lower demand due to the deterioration in farm incomes which resulted in more cautious purchasing decisions.

(4)
Lower sales volumes in Brazil contributed to the reduction in revenue for the twelve months ended December 31, 2016. Continued product rationalization resulted in lower revenues as well as the decision to allow the existing channel inventory to reduce. The volumes were also impacted by our disciplined approach to reduce our credit exposure in Brazil. Additionally, foreign exchange headwinds from the Mexican Peso contributed to the revenue decrease. Decrease in the twelve months ended December 31, 2015 was due lower volumes in Brazil including the deliberate action to reduce third party resales in Brazil, in part as the result of the sale of our Consagro business in 2015.

(5)	Decline in the twelve months ended December 31, 2016 was driven by softer demand in China as well as our actions to reduce channel inventories in India, following two years of drought.

Actual Results for 2016 vs. Pro Forma Combined Results for 2015
Revenue of $2,274.8 million decreased approximately 13 percent versus pro forma combined revenue the prior year period. Volumes contributed to 14 percent of the decline and unfavorable foreign currency contributed another one percent to the decline . These declines were partially offset by favorable pricing which contributed a two percent increase. The lower volumes were partially due to actions we took to eliminate certain product sales as previously described.  These actions reduced revenue by approximately $175 million compared to the pro forma revenue for 2015.   See chart above for discussion on revenue by region.
Operating profit of $399.9 million increased approximately four percent compared to the pro forma combined operating profit for the prior period. Improved pricing and mix impacted pro forma operating profit by ten percent which was predominantly experienced in both Brazil and North America and favorable foreign currency impacted pro forma results by four percent. Lower costs, primarily selling, general and administrative in nature also favorably impacted results by 10 percent. The lower volumes noted above had a negative impact on pro forma operating profit of 20 percent.

Pro Forma Combined Results - 2015 vs. 2014
Pro forma combined revenue of $2,614.9 million decreased approximately 23 percent versus the prior year period. Favorable pricing impacted revenue by five percent in 2015 compared to the same period in 2014; however, the price increases only partially offset the unfavorable impact of foreign currency movements and lower volumes. Unfavorable currency negatively impacted revenue by 11 percent while volumes impacted revenue by 16 percent. Most of this decline was experienced in Latin America, primarily Brazil. Lower volume was also a result of the deliberate action to reduce third party resales also in Brazil. These reduced third party sales were partially the result of the sale of our Consagro business.
Pro forma combined operating profit of $383.8 million decreased approximately 28 percent compared to the year-ago period. The significant movement in foreign currency rates compared to the prior year, particularly the real, was the main driver of the decline in operating profit as price increases in local currencies were not enough to offset the impact of foreign currency. During 2015, the Brazilian real depreciated significantly versus the U.S. dollar. As a result, foreign currency contributed 55 percent to the decline in year over year pro forma combined operating profit while to a lesser extent lower volumes contributed to a 16 percent impact. Higher pricing and mix partially offset these declines by 23 percent while lower costs primarily selling, general and administrative combined with lower research and development costs improved profits year over year by 19 percent. These lower costs were driven by cost savings driven by synergies associated with the Cheminova acquisition as well as reduced spending primarily in Brazil to address with near-term market conditions.
In 2015, we announced several targeted measures to reduce operating costs and reorganize our operations in Brazil to align the business with near-term market conditions. These measures included:

•
Enhancing our focus on proprietary technology platforms and differentiated products, and rationalizing our product offerings to eliminate low-margin sales. This portfolio rationalization program, including the sale of our generic subsidiary, Consagro, reduced 2015 pro forma combined operating profit by $48 million compared to 2014. This will enable us to further reduce the region's operating costs and enhance our potential to deliver higher future earnings and return on capital. At the completion of this reorganization, FMC's workforce in Brazil will be approximately half its size compared to 2014. Aside from the product rationalization, all of these actions were substantially completed by December 31, 2015.

FMC Health and Nutrition

(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue	$743.5	$785.5	$828.2
Operating Profit	191.3	194.7	187.9
2016 vs. 2015
Revenue was $743.5 million, a decrease of approximately five percent versus the prior-year period. Lower volume was the main driver of the decrease, contributing four percent, primarily due to Omega-3. Unfavorable foreign currency impacts and unfavorable price and mix decreased revenue by approximately one percent total.
Segment operating profit of $191.3 million decreased approximately two percent versus the year ago period driven by lower revenue partially offset by lower manufacturing costs. The lower volumes discussed in the preceding paragraph drove the lower earnings.
Segment revenue for the full year of 2017 is anticipated to be approximately $750 million to $790 million, while full-year segment earnings are expected to be between $190 million and $200 million. The anticipated revenue increase is driven by increased volumes of MCC-based products associated with our new MCC plant in Thailand. The relatively flat earnings will be impacted by costs of bringing the new plant on-line which are expected to offset by the benefits of other operational improvements across the business.

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
FMC Lithium

(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue	$264.1	$238.1	$256.7
Operating Profit	70.2	23.0	27.2
2016 vs. 2015
Revenue of $264.1 million increased by approximately 11 percent versus the prior-year period driven by favorable pricing of Carbonate, Chloride, and Hydroxide, which accounted for 14 percent of the change. This was offset by lower volumes due to increased demand from downstream products, which impacted revenues by three percent.
Segment operating profit of $70.2 million increased approximately $47 million versus the year ago period. The favorable pricing noted above impacted operating profit by approximately $33 million while volume had a negative impact on operating profit of $3 million. Favorable foreign currency impacts increased operating profit by approximately $3 million. Additionally, lower raw material prices, lower energy prices and increased manufacturing efficiencies improved operating profit by approximately $14 million.

Demand for lithium remains strong and pricing trends continue to be favorable. In 2016, we announced plans to triple our production capacity of lithium hydroxide to 30,000 metric tons by 2019 in order to meet growing demand from our key customers. This hydroxide expansion will result in increased volumes in the second half of 2017. Full year segment revenue is expected to be approximately $315 million to $355 million while segment operating profit is expected to be between $90 million and $110 million for the full year of 2017, an increase of approximately 42 percent over 2016 at the mid-point of the range.

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
2016 vs. 2015
Corporate and other expenses of $83.6 million increased by $21.2 million from $62.4 million in 2015. Approximately $10 million of the increase is driven by the higher incentive compensation due to improved business performance as well as costs associated with the relocation of our Corporate headquarters which totaled approximately $2.2 million. The remaining $9 million increase was primarily the result of other project initiatives.

2015 vs. 2014
Corporate and other expenses of $62.4 million decreased by $9.0 million from $71.4 million in the same period in 2014. The decrease was driven primarily by reduced LIFO inventory expense of approximately $7.0 million. The reduced LIFO expense was driven by lower inflation rates applied to the inventory subject to LIFO calculations. Excluding the LIFO reductions, corporate staff expenses and incentive payments were flat year over year.

Interest expense, net
2016 vs. 2015
Interest expense, net of $82.7 million increased by approximately three percent compared to $80.1 million in 2015. The slight increase was primarily due to higher foreign debt balances, partially offset by lower term balance and other minor factors.

2015 vs. 2014
Interest expense, net of $80.1 million increased approximately 56 percent as compared to $51.2 million in 2014. The increase was primarily due to our borrowings under our senior unsecured Term Loan facility. The proceeds of these borrowings were used to finance the acquisition of Cheminova as well as to pay costs, fees and expenses incurred in connection with the acquisition and the term loan facility. See Note 12 to our consolidated financial statements included in this Form 10-K for more information.

Corporate special charges (income)

Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Restructuring Charges and Asset Disposals	$53.4	$217.7	$17.2
Other Charges (Income), Net	53.9	26.3	39.2
Total Restructuring and Other Charges (1)	$107.3	$244.0	$56.4
_______________
(1)    See Note 7 within the consolidated financial statements included in this Form 10-K for more information.

2016
Restructuring and asset disposal charges in 2016 totaled $53.4 million. Included in this were final charges totaling $42.3 million associated with the integration of Cheminova into our existing FMC Agricultural Solutions segment. The amount includes final adjustments to severances, long lived asset write offs, contract termination costs and other miscellaneous items.
Additionally, other charges (income), net in 2016 consisted of $36.8 million for continuing environmental sites treated as Corporate charges, $13.2 million associated with a license agreement to obtain certain technology and intellectual property rights for new compounds still under development and $4.2 million as a result of the Argentina government's action to devalue its currency. These charges were offset by other miscellaneous income of $0.3 million.
2015
Restructuring and asset disposal charges in 2015 totaled $244.0 million. Included in this were significant charges totaling $118.3 million associated with charges as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. The Cheminova charges included those associated with the sale of Consagro, which amounted to $64.5 million. Restructuring and asset disposal charges also include charges associated with various activities in Health and Nutrition of $93.6 million. The majority of these charges are from the loss on sale of our Pectin business of $12 million as well as asset write downs associated with the mothballing of our Seal Sands plant equaling $70.5 million. The Seal Sands plant, in the UK, was mothballed in 2015 due to a lack of demand for the Omega-3 pharmaceuticals products that were manufactured at that facility.
Other charges (income), net in 2015 consisted of environmental charges of $21.7 million, the impacts of the Argentina currency devaluation in December of 2015 of $10.7 million, and $20.5 million of expenses associated with acquired in-process research and development activity. Partially offsetting these amounts was a gain of $26.6 million related to the sale of our remaining ownership interest in a Belgian-based pesticide distribution company, Belchim Crop Protection N.V. ("Belchim").
2014
Restructuring and asset disposal charges in 2014 of $17.2 million were primarily associated with our Health and Nutrition restructuring as well as other miscellaneous exit costs. Other charges (income), net in 2014 of $39.2 million were primarily related to corporate environmental charges of $43.7 million and charges of $22.1 million associated with our FMC Agricultural Solutions segment which entered into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. Offsetting these charges is income from the sale of a portion of our ownership interest in a pesticide distribution company which resulted in a gain on the sale of approximately $26.6 million.

Non-operating pension and postretirement (charges) income
Non-operating pension and postretirement (charges) income are included in “Selling, general and administrative expenses” on our consolidated statements of income (loss).
2016 vs. 2015
The charge for 2016 was $25.1 million compared to $35.3 million in 2015. The decrease in charges was in part due to the estimation method used in 2016 to calculate the interest cost components of our net periodic benefit cost as described in the Critical Accounting Policies section of Item 7 within this Form 10-K. The decrease was also the result of $13.3 million of lower amortization of net actuarial losses. These decreases were partially offset by an increase of $12.1 million for recognized losses due to plan settlements. See Note 13 for more information.

2015 vs. 2014
The charge for 2015 was $35.3 million compared to $10.5 million for 2014. The increase in charges was primarily the result of $24.1 million of higher amortization of net actuarial losses. See Note 13 to the consolidated financial statements included in this Form 10-K for more information.

Business Separation costs
On September 8, 2014, we announced that we would no longer proceed with the planned separation as a result of the planned acquisition of Cheminova and divestiture of FMC Alkali Chemicals division. As a result there were no business separation charges in 2015 or 2016. Business separation cost for the twelve months ended December 31, 2014 represent charges associated with the planned separation activities through December 31, 2015.

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

	Twelve Months Ended December 31,
(in Millions)	2016			2015			2014
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$339.3	$93.9	27.7%	$(130.5)	$47.4	(36.3)%	$363.8	$56.2	15.4%
Corporate special charges	155.8	48.5		569.6	144.9		226.5	84.1
Tax adjustments (1)		(29.7)			(95.3)			13.8
	$495.1	$112.7	22.8%	$439.1	$97.0	22.1%	$590.3	$154.1	26.1%
_______________

(1)
Tax adjustments in 2016 were primarily associated with valuation allowance adjustments to U.S. state deferred tax balances. Tax adjustments in 2015 were primarily associated with valuation allowance adjustments taken in our Brazil subsidiaries. Tax adjustments in 2014 were primarily associated with revisions to our tax liabilities associated with prior year tax matters.

The primary drivers for the fluctuations in the effective tax rate from 2016 to 2015 and 2015 to 2014 are provided in the table above. Excluding the items in the table above, the changes in the effective tax rate were primarily due to shifts in earnings mix as it relates to domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income. See Note 11 to the Consolidated Financial Statements for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
Discontinued operations, net of income taxes
Our discontinued operations, in periods up to its sale, represent our discontinued FMC Alkali Chemicals and Peroxygens business results as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. See Note 9 to the Consolidated Financial Statements for additional details on our discontinued operations.

2016 vs. 2015
Discontinued operations, net of income taxes represented a loss of $33.7 million in 2016 compared to a gain of $676.4 million in 2015. The change was driven by the divestiture of our discontinued FMC Alkali Chemicals division which resulted in an after tax gain of $702.1 million in 2015.

2015 vs. 2014
Discontinued operations, net of income taxes represented a gain of $676.4 in 2015 compared to a gain of $14.5 million in 2014. The change was driven by the divestiture of our discontinued FMC Alkali Chemicals division which resulted in an after tax gain of $702.1 million in 2015.
Net income attributable to FMC stockholders

2016 vs. 2015
Net income attributable to FMC stockholders decreased to $209.1 million from $489.0 million. The decrease was primarily due to the gain from the sale of our discontinued FMC Alkali Chemicals division in 2015 which was partially offset by lower acquisition-related costs in 2016.

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

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2016 and 2015, were $64.2 million and $78.6 million, respectively. Of the cash and cash equivalents balance at December 31, 2016, $64.1 million was held by our foreign subsidiaries. Our intent is to reinvest indefinitely the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At December 31, 2016, we had total debt of $1,893.0 million as compared to $2,148.9 million at December 31, 2015. Total debt included $1,798.8 million and $2,036.3 million of long-term debt (excluding current portions of $2.4 million and $1.5 million) at December 31, 2016 and 2015, respectively. As of December 31, 2016, we are in compliance with all of our debt covenants. During 2016, the maximum leverage ratio stepped down in accordance with the provisions of the Credit Facility and the Term Loan Facility. By the end of 2017, the maximum leverage ratio will step down to 3.5 in accordance with the provisions of the Credit Facility and the Term Loan Facility. We will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates.
The decrease in long-term debt was due to the repayments of borrowing under our term loan and redemption of certain outstanding industrial revenue bonds. At December 31, 2016, $750.0 million remained outstanding under the Term Loan Facility. The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement.
Our short-term debt, consists of foreign borrowings and our commercial paper program. Foreign borrowings decreased from $87.2 million at December 31, 2015 to $85.5 million at December 31, 2016 while outstanding commercial paper also decreased from $23.9 million to $6.3 million at December 31, 2015 and 2016, respectively.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2016, the average effective interest rate on these borrowings was 0.95 percent.
See Note 12 in the consolidated financial statements included in this Form 10-K for further details.

Statement of Cash Flows
Cash provided (required) by operating activities was $537.3 million, $(277.1) million and $284.9 million for 2016, 2015 and 2014, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Twelve months ended December 31,
	2016	2015	2014
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$421.5	$(50.2)	$414.8
Corporate special charges and depreciation and amortization (1)	293.4	685.1	320.2
Operating income before depreciation and amortization (Non-GAAP)	$714.9	$634.9	$735.0

Change in trade receivables, net (2)	(6.1)	140.9	(274.7)
Change in inventories (3)	72.5	78.3	36.2
Change in accounts payable (4)	(24.1)	(292.5)	(16.2)
Change in accrued customer rebates (5)	(5.3)	11.0	34.3
Change in advance payments from customers (6)	(10.0)	60.6	11.3
Change in all other operating assets and liabilities (7)	86.4	(22.9)	61.2
Cash basis operating income (Non-GAAP)	828.3	610.3	587.1

Restructuring and other spending (8)	(26.0)	(34.9)	(9.5)
Environmental spending, continuing, net of recoveries (9)	(28.1)	(32.2)	(17.5)
Pension and other postretirement benefit contributions (10)	(68.7)	(78.7)	(68.3)
Net interest payments (11)	(81.6)	(74.7)	(61.0)
Tax payments, net of refunds (12)	(62.8)	(340.3)	(109.0)
Excess tax benefits from share-based compensation (13)	(0.4)	(1.4)	(4.7)
Payments associated with the Cheminova purchase price hedges (14)	—	(264.8)	—
Acquisition legal and professional fees (15)	(23.4)	(60.4)	(32.2)
Cash provided (required) by operating activities of continuing operations	$537.3	$(277.1)	$284.9
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The changes in cash flows related to trade receivables in 2016 and 2015 were primarily driven by timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2016, we collected approximately $650 million of receivables in Brazil.  A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance.

(3)	The changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions mostly in FMC Agricultural Solutions.

(4)
The change in accounts payable in 2015 was due to timing of payments including inventory reductions activities across the company, particularly as we integrated Cheminova, as well as adjusting inventory levels in light of current market conditions. These events did not repeat in 2016.

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2016 compared to 2015 and timing of rebate payments.

(6)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. Customers did not participate in as many pre-payment programs in 2016 as they did in 2015 due to market dynamics in North America.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 7 in our consolidated financial statements included in this Form 10-K for further details.

(9)
Included in our results for each of the years presented are environmental charges for environmental remediation at our operating sites of $36.8 million, $21.7 million and $43.7 million, respectively. The amounts in 2016 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(10)	Amounts include voluntary contributions to our U.S. qualified defined benefit plan of $35.0 million, $65.0 million and $50.0 million, respectively.

(11)	Interest payments in all periods remained fairly constant.

(12)	The significant increase in tax payments in 2015 is due the tax paid on the gain associated with the sale of the discontinued FMC Alkali Chemicals division.

(13)	Amounts are presented as a financing activity in the statement of cash flows, from share-based compensation.

(14)	Represents payments for the Cheminova purchase price hedges. See Note 3 to the consolidated financial statements for more information.

(15)	Represents payments for legal and professional fees associated with the Cheminova acquisition. See Note 3 to the consolidated financial statements for more information.

Cash provided (required) by operating activities of discontinued operations was $(39.5) million, $(80.6) million and $88.8 million for 2016, 2015 and 2014, respectively.
Cash required by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2015 included divestiture costs associated with the sale of our FMC Alkali Chemicals business as well as related operating activities.
The increase of cash required by operating activities of discontinued operations in 2015 is due primarily to divestiture costs associated with the sale of our discontinued FMC Alkali Chemicals business on April 1, 2015. Additionally, 2014 includes a full year of positive cash flows associated with FMC Alkali while 2015 only includes one quarter’s worth due to sale date timing.
Cash required by investing activities of continuing operations was $(139.2) million, $(1,285.5) million and $(190.2) million for 2016, 2015 and 2014, respectively.
The decrease of cash required by investing activities in 2016 is due primarily due to the Cheminova acquisition on April 21, 2015 for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion.
Cash provided by investing activities of discontinued operations was $4.0 million, $1,634.3 million and $154.9 million for 2016, 2015 and 2014, respectively.
Cash provided by investing activities of discontinued operations in 2016 decreased as a result of the sale of our FMC Alkali Chemicals business which was completed on April 1, 2015 resulting in $1.64 billion in proceeds in 2015 that did not recur in 2016.
Cash provided by investing activities of discontinued operations in 2015 is directly associated with the sale of our discontinued FMC Alkali Chemicals business. Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our discontinued FMC Peroxygens business which was completed on February 28, 2014. The proceeds from this sale were approximately $200 million. Also included in these investing activities was capital expenditures of these same discontinued operations for historical periods up to the point of sale. The decrease in these capital expenditures in 2015 was due to only one quarter’s worth of Alkali capital expenditures in 2015 compared to a full year’s in 2014.
Cash required by financing activities was $(377.0) million, $(16.7) million and $(349.9) million in 2016, 2015 and 2014, respectively.
2016 vs. 2015
The change period over period in financing activities is primarily due to the repayments of borrowings under our term loan and redemption of certain outstanding industrial revenue bonds.
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

2017 Outlook

In 2017, we expect a continued improvement in cash generation. In aggregate, we expect cash basis operating income to increase driven by higher earnings within each segment partially offset by higher working capital requirements in 2017. We also expect lower restructuring spending and a reduction in spending from completing substantially all acquisition-related integration activities in 2016. We anticipate lower cash taxes in 2017 as compared to 2016.

Other potential liquidity needs
Our cash needs for 2017 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2016 our remaining borrowing capacity under our credit facility was $1,376.1 million.
Projected 2017 capital expenditures and expenditures related to contract manufacturers are expected to approximate 2016 levels.
Projected 2017 spending includes approximately $50 to $55 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
Our U.S. Pension Plan assets decreased slightly from $1,204.6 million at December 31, 2015 to $1,203.3 million at December 31, 2016. Our U.S. Pension Plan assets comprise approximately 95 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. See Note 13 to the consolidated financial statements included within this Form 10-K for details on how we develop our long-term rate of return assumptions. We made contributions of $35.0 million and $65.0 million in 2016 and 2015, respectively, and intend to contribute $40 million in 2017. Our contributions in 2015, 2016 and our intended contribution in 2017 are all in excess of the minimum requirements. Our contributions in excess of minimums are done with the objective of avoiding variable rate Pension Benefit Guaranty Corporation ("PBGC") premiums as well as potentially reducing future funding volatility. We do not believe that the additional contribution in 2017 will have a material impact on our current and future liquidity needs. However, volatility of interest rates and equity returns may require greater contributions in the future.
During the year ended December 31, 2016, 210,000 shares were repurchased under the publicly announced repurchase program. At December 31, 2016, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
Dividends
On January 19, 2017, we paid dividends aggregating $22.1 million to our shareholders of record as of December 31, 2016. This amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, we paid $88.6 million, $86.4 million and $78.1 million in dividends, respectively.

Commitments
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally Brazilian customers, for their seasonal borrowing. The total of these guarantees was $108.7 million at December 31, 2016. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
Short-term debt consisted of foreign credit lines and commercial paper at December 31, 2016 and 2015. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
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
Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2017	2018	2019	2020	2021 & beyond	Total
Debt maturities (1)	$94.2	$2.3	$557.3	$496.9	$753.6	$1,904.3
Contractual interest (2)	62.6	62.5	56.6	31.5	100.8	314.0
Lease obligations (3)	19.5	22.5	22.9	21.4	146.6	232.9
Certain long-term liabilities (4)	4.4	4.4	4.6	4.6	35.1	53.1
Derivative contracts	2.5	—	—	—	—	2.5
Purchase obligations (5)	9.4	3.8	—	—	—	13.2
Total (6)	$192.6	$95.5	$641.4	$554.4	$1,036.1	$2,520.0
 ____________________

(1)	Excluding discounts.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $1.7 million of long-term debt subject to variable interest rates at December 31, 2016. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2016. Variable rates are determined by the market and will fluctuate over time.

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

(6)
As of December 31, 2016, the liability for uncertain tax positions was $121.1 million. This liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies
See Note 18 to our consolidated financial statements included in this Form 10-K.

Climate Change
As a global corporate citizen, we are concerned about the consequences of climate change and will take prudent and cost effective actions that reduce greenhouse gas emissions to the atmosphere.
FMC is committed to doing its part to address climate change and its impacts. We have set 2025 goals that we will reduce both energy intensity and Green House Gas (GHG) intensity for our operations by 15% from our 2013 baseline year. In 2016, FMC's actions to implement best practices in environmental stewardship and climate change action were recognized by CDP (formerly Carbon Disclosure Project). CDP is widely recognized as one of the top environmental data reporting organizations in the world, and over 8,500 companies responded to CDP in 2016. FMC submitted its first-ever response to CDP's climate change program and received an "A-" score, which places FMC in CDP's Leadership scoring category.
FMC detailed the business risks and opportunities we have due to climate change and its impacts in our 2016 CDP climate change report.
Even as we take action to control the release of GHGs, additional warming is anticipated. Long-term, higher average global temperatures could result in induced charges in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain FMC’s production capacity and could lead to possible increased sourcing costs. Depending on how pervasive the climate impacts are in the different geographic locations experiencing changes in natural resources, FMC’s customers could be impacted. Demand for FMC’s products could increase if our products meet our customers’ needs to adapt to climate change impacts or decrease if our products do not meet their needs. Within our own operations, we continually assess our manufacturing sites worldwide for risks and opportunities to increase our preparedness for climate change. We are evaluating sea level rise and storm surge at three of our plants located within 4 meters of sea level to understand timing of potential impacts and response actions that may need to be taken. To lessen FMC’s overall environmental footprint, we have taken actions to increase the energy efficiency in our manufacturing sites. We have also committed to 2025 goals to reduce our water use in high-risk areas by 20% and our waste intensities by 15%.
In our product portfolio, we see market opportunities for our products to address climate change and its impacts. For example, FMC Agricultural Solutions’ products can help customers increase yield, energy and water efficiency, and decrease greenhouse gas emissions. Our products can also help growers adapt to more unpredictable growing conditions and the effects these types of threats have on crops. FMC Health and Nutrition addresses consumers’ changing preferences and increased environmental concerns with natural products and differentiated food and health ingredients for healthier lifestyles. FMC Lithium’s products can be used in energy storage applications, fuel-efficient and electric vehicles, lighter-weight aluminum in the aircraft and aerospace industries.
We are improving existing products and developing new platforms and technologies that help mitigate impacts of climate change. Agricultural Solutions is developing products with a lighter environmental footprint in its biologicals products. FMC Lithium is researching new applications of our lithium products in a range of industries. These business opportunities could lead to new products and services for our existing and potential customers. Beyond our products and operations, FMC recognizes that energy consumption throughout our supply chain can impact climate change and product costs. Therefore, we will actively work with our entire value chain - suppliers, contractors, and customers - to improve their energy efficiencies and to reduce their GHG emissions.
We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. In December 2015, 195 countries at the United Nations Climate Change Conference in Paris reached an agreement to reduce GHGs. It remains to be seen how and when each of these countries will implement this agreement. The United States Environmental Protection Agency’s Clean Power Plan (Plan) is the U.S.’s centerpiece for meeting its Paris commitment. Implementation of the Plan has been stayed by the U.S. Supreme Court pending appeals and the legal challenges to the Plan have yet to be resolved in the U.S. federal court of appeals. The Plan gives states flexibility to craft their own programs, so the impact to FMC of the Plan, if implemented, is not estimable at this time. At this point, our U.S. facilities are not subject to any state or regional greenhouse gas regulation that limits GHG emissions. Some of our foreign operations are subject to national or local energy management or climate change regulation, such as our plant in Denmark that is subject to the EU Emissions Trading Scheme. At present, that plant’s emissions are below its designated cap.
Future GHG regulatory requirements may result in increased costs of energy, additional capital costs for emissions control or new equipment, and/or costs associated with cap and trade or carbon taxes. We are currently monitoring regulatory developments. The costs of complying with possible future climate change requirements are difficult to estimate at this time.
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

We also hold long-term receivables that represent long-term customer receivable balances related to past-due accounts which are not expected to be collected within the current year. Our policy for the review of the allowance for these receivables is consistent with the discussion in the preceding paragraph above on trade receivables. Therefore on an ongoing basis, we continue to evaluate the credit quality of our long-term receivables utilizing aging of receivables, collection experience and write-offs, as well as existing economic conditions, to determine if an additional allowance is necessary
Environmental obligations and related recoveries
We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.
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

Impairments and valuation of long-lived and indefinite-lived assets
Our long-lived assets primarily include property, plant and equipment, goodwill and intangible assets. The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in our valuation methodologies include revenue growth rates, operating margin estimates and discount rates. Although the estimates were deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.
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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2016, we determined that no goodwill impairment charge to our continuing operations was required. The majority of the Brands intangible asset relates to our proprietary brand portfolio for which the fair value was substantially in excess of the carrying value. During the 3rd quarter of 2016, we recorded a $1 million impairment charge in our generic brand portfolio which is part of the FMC Agricultural Solutions segment. The carrying value of the generic portfolio subsequent to the charge is approximately $6 million.
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
Historically, we have amortized unrecognized gains and losses using the corridor method over the average remaining service period of active participants of approximately eight years. As of December 31, 2016, approximately 95% of the participants in our U.S. qualified plan and approximately 93% of the participants in our U.S. postretirement life plan were inactive. Therefore, for fiscal 2017, we will amortize gains and losses over the average remaining life expectancy of the inactive population for these two plans. The gain/loss amortization period for the U.S. qualified pension plan will increase from about eight years to about nineteen years as a result of this change. We consider this a change in estimate and, accordingly, will account for it prospectively in 2017. For fiscal 2017, the change in estimate from amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants is expected to reduce US pension and postretirement net periodic benefit cost by approximately $18 to $22 million when compared to the prior estimate.
In 2016, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations. We adopted this update in measuring the December 31, 2016 U.S. defined benefit and post retirement obligations. Adoption of this new projection scale has decreased the benefit obligations at December 31, 2016 by approximately $17.7 million. The effect of this adoption will be amortized into net periodic benefit cost beginning in 2017.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2016, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 4.22 percent for our U.S. qualified plan, 3.55 percent for our U.S. nonqualified, and 3.77 percent for our U.S. other postretirement benefit plans.
The discount rates used at our December 31, 2016 and 2015 measurement dates for the U.S. qualified plan were 4.22 percent and 4.50 percent, respectively. The effect of the change in the discount rate from 4.50 percent to 4.22 percent at December 31, 2016 resulted in a $39.1 million increase to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate from 4.15 percent at December 31, 2014 to 4.50 percent at December 31, 2015 resulted in a $5.4 million decrease to the 2016 U.S. qualified pension expense.

The change in discount rate from 4.50 percent at December 31, 2015 to 4.22 percent at December 31, 2016 was attributable to a decrease in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2015 and 2016 measurement dates. Using the December 31, 2016 and 2015 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 4.22 percent and 4.50 percent, respectively.

On December 31, 2015, we changed the method we used to estimate the service cost and interest cost components of our net periodic benefit cost for our US defined benefit pension plans. We use a full yield curve approach in the estimate of these components of benefit cost by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows as we believe this provides a better estimate of service and interest costs. For fiscal 2016, the change in estimate from a single weighted average discount rate to a spot rate approach reduced US pension and postretirement net periodic benefit cost by $12 million.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 8.4 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. Our long-term rate of return for the fiscal year ended December 31, 2016, 2015 and 2014 was 7.00 percent, 7.25 percent and 7.75 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $70.3 million and $76.8 million at December 31, 2016 and 2015, respectively, and decreased pension and other postretirement benefit costs by $5.2 million, $6.4 million and $6.9 million for 2016, 2015 and 2014, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $78.5 million and, $85.3 million at December 31, 2016 and 2015, respectively, and increased pension and other postretirement benefit cost by $5.7 million, $6.5 million and $7.5 million for 2016, 2015 and 2014, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $6.0 million, $5.8 million and $5.2 million for 2016, 2015 and 2014, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $6.0 million, $5.8 million and $5.2 million for 2016, 2015 and 2014, respectively.
Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 13 to our consolidated financial statements in this Form 10-K.
Income taxes
We have recorded a valuation allowance to reduce deferred tax assets in certain jurisdictions to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future taxable income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
Additionally, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Certain income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We adjust these liabilities, if necessary, upon the completion of tax audits or changes in tax law.
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
At December 31, 2016, our net financial instrument position was a net liability of $2.5 million compared to a net liability of $13.4 million at December 31, 2015. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2016 and 2015, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Increase	Net Asset / (Liability) Position with 10% Decrease
Net asset/(liability) position at December 31, 2016	$2.0	$3.3	$0.8

Net asset/(liability) position at December 31, 2015	$(2.0)	$(1.1)	$(2.9)

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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2016 and 2015, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2016	$(4.5)	$31.9	$(39.0)

Net asset/(liability) position at December 31, 2015	$(11.4)	$24.4	$(47.2)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2016 and 2015, we had no interest rate swap agreements.

Our debt portfolio at December 31, 2016 is composed of 58.9 percent fixed-rate debt and 41.1 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, commercial paper program, Credit Facility, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2016, a one percentage point increase in interest rates would have increased gross interest expense by 7.8 million and a one percentage point decrease in interest rates would have decreased gross interest expense by 6.1 million for the year ended December 31, 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2016	2015	2014
Revenue	$3,282.4	$3,276.5	$3,258.7
Costs and Expenses
Costs of sales and services	2,082.6	2,201.1	2,047.8

Gross Margin	1,199.8	1,075.4	1,210.9

Selling, general and administrative expenses	529.5	737.9	589.8
Research and development expenses	141.5	143.7	126.3
Restructuring and other charges (income)	107.3	244.0	56.4
Business separation costs	—	—	23.6
Total costs and expenses	2,860.9	3,326.7	2,843.9
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	421.5	(50.2)	414.8
Equity in (earnings) loss of affiliates	(0.5)	0.2	(0.2)
Interest income	(0.6)	(1.3)	(0.2)
Interest expense	83.3	81.4	51.4
Income (loss) from continuing operations before income taxes	339.3	(130.5)	363.8
Provision for income taxes	93.9	47.4	56.2
Income (loss) from continuing operations	245.4	(177.9)	307.6
Discontinued operations, net of income taxes	(33.7)	676.4	14.5
Net income	211.7	498.5	322.1
Less: Net income attributable to noncontrolling interests	2.6	9.5	14.6
Net income attributable to FMC stockholders	$209.1	$489.0	$307.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$242.8	$(187.4)	$298.2
Discontinued operations, net of income taxes	(33.7)	676.4	9.3
Net income attributable to FMC stockholders	$209.1	$489.0	$307.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.81	$(1.40)	$2.23
Discontinued operations	(0.25)	5.06	0.07
Net income attributable to FMC stockholders	$1.56	$3.66	$2.30
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.81	$(1.40)	$2.22
Discontinued operations	(0.25)	5.06	0.07
Net income attributable to FMC stockholders	$1.56	$3.66	$2.29
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2016	2015	2014
Net Income	$211.7	$498.5	$322.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	(48.7)	(97.3)	(76.5)
Reclassification of foreign currency translations losses	—	—	49.6
Total foreign currency translation adjustments (1)	(48.7)	(97.3)	(26.9)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($0.2), $0.4 and ($0.8)	7.3	0.7	3.1
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $3.3, ($2.7) and ($0.6)	6.0	(3.0)	(0.9)
Total derivative instruments, net of tax of $3.1, ($2.3) and ($1.4)	13.3	(2.3)	2.2

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of ($7.7), ($16.1) and $70.9 (2)	(26.9)	(26.4)	(173.3)
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $20.6, $23.2 and $12.9 (3)	39.2	44.1	22.3
Total pension and other postretirement benefits, net of tax of $12.9, $7.1 and $83.8	12.3	17.7	(151.0)

Other comprehensive income (loss), net of tax	(23.1)	(81.9)	(175.7)
Comprehensive income	$188.6	$416.6	$146.4
Less: Comprehensive income attributable to the noncontrolling interest	0.6	9.1	12.8
Comprehensive income attributable to FMC stockholders	$188.0	$407.5	$133.6
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

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income.

(3)	For more detail on the components of these reclassifications and the affected line item in the Consolidated Statements of Income see Note 15 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
(in Millions, Except Share and Par Value Data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$64.2	$78.6
Trade receivables, net of allowance of $17.8 in 2016 and $13.9 in 2015	1,828.0	1,851.4
Inventories	703.5	800.2
Prepaid and other current assets	253.5	241.7
Total current assets	$2,849.2	$2,971.9
Investments	1.0	2.5
Property, plant and equipment, net	1,002.1	1,016.4
Goodwill	777.5	776.1
Other intangibles, net	793.4	837.0
Other assets including long-term receivables, net	471.3	435.1
Deferred income taxes	244.8	286.9
Total assets	$6,139.3	$6,325.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$94.2	$112.6
Accounts payable, trade and other	355.4	403.6
Advance payments from customers	239.8	249.9
Accrued and other liabilities	374.9	337.6
Accrued customer rebates	249.9	256.1
Guarantees of vendor financing	104.6	67.2
Accrued pension and other postretirement benefits, current	7.1	6.4
Income taxes	12.3	19.9
Total current liabilities	$1,438.2	$1,453.3
Long-term debt, less current portion	1,798.8	2,036.3
Accrued pension and other postretirement benefits, long-term	140.4	194.2
Environmental liabilities, continuing and discontinued	306.4	281.8
Deferred income taxes	167.4	173.2
Other long-term liabilities	295.1	278.8
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2016 or 2015	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2016 and 2015; 185,983,792 shares issued in 2016 and 2015	18.6	18.6
Capital in excess of par value of common stock	418.6	417.7
Retained earnings	3,505.5	3,385.0
Accumulated other comprehensive income (loss)	(478.4)	(457.3)
Treasury stock, common, at cost - 2016: 52,293,686 shares, 2015: 52,328,015 shares	(1,506.6)	(1,498.3)
Total FMC stockholders’ equity	$1,957.7	$1,865.7
Noncontrolling interests	35.3	42.6
Total equity	$1,993.0	$1,908.3
Total liabilities and equity	$6,139.3	$6,325.9

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2016	2015	2014
Cash provided (required) by operating activities of continuing operations:
Net income	$211.7	$498.5	$322.1
Discontinued operations	33.7	(676.4)	(14.5)
Income (loss) from continuing operations	$245.4	$(177.9)	$307.6
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	137.1	115.7	93.5
Equity in (earnings) loss of affiliates	(0.5)	0.2	(0.2)
Restructuring and other charges (income)	107.3	244.0	56.4
Deferred income taxes	58.1	19.9	(57.8)
Pension and other postretirement benefits	34.6	49.2	29.6
Share-based compensation	20.2	15.4	14.8
Excess tax benefits from share-based compensation	(0.4)	(1.4)	(4.7)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(6.1)	140.9	(274.7)
Guarantees of vendor financing	55.0	11.4	22.3
Inventories	72.5	78.3	36.2
Accounts payable	(24.1)	(292.5)	(16.2)
Advance payments from customers	(10.0)	60.6	11.3
Accrued customer rebates	(5.3)	11.0	34.3
Income taxes (2)	(39.8)	(285.9)	12.7
Pension and other postretirement benefit contributions	(68.7)	(78.7)	(68.3)
Environmental spending, continuing, net of recoveries	(28.1)	(32.2)	(17.5)
Restructuring and other spending	(26.0)	(34.9)	(9.5)
Change in other operating assets and liabilities, net (1)	16.1	(120.2)	115.1
Cash provided (required) by operating activities of continuing operations	537.3	(277.1)	284.9
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(21.8)	(17.9)	(9.8)
Other activities of discontinued operations held for sale	—	(37.9)	132.8
Payments of other discontinued reserves, net of recoveries	(17.7)	(24.8)	(34.2)
Cash provided (required) by operating activities of discontinued operations	(39.5)	(80.6)	88.8
____________________

(1)
Changes in all periods represent timing of payments associated with all other operating assets and liabilities. Additionally the 2015 change is impacted by a $99.6 million reduction in the Cheminova acquisition hedge liability and the non-cash Cheminova inventory fair value amortization of $57.8 million during the year ended December 31, 2015. Total cash payments during the year ended December 31, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.2 million that were accrued and paid within the period.

(2)	The twelve months ended December 31, 2015 includes approximately $340.3 million in income tax payments principally driven by the sale of our Alkali Chemicals business.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2016	2015	2014
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(130.8)	$(108.5)	$(182.2)
Proceeds from disposal of property, plant and equipment	1.6	1.9	0.2
Acquisitions, net of cash acquired	—	(1,205.1)	—
Proceeds from sale of investments	—	66.4	27.5
Other investing activities	(10.0)	(40.2)	(35.7)
Cash provided (required) by investing activities of continuing operations	(139.2)	(1,285.5)	(190.2)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestiture	—	1,649.8	199.1
Other discontinued investing activities	4.0	(15.5)	(44.2)
Cash provided (required) by investing activities of discontinued operations	4.0	1,634.3	154.9
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	(19.4)	(547.3)	(139.6)
Proceeds from borrowing of long-term debt	2.8	1,650.0	3.0
Financing fees	(0.7)	—	(10.5)
Repayments of long-term debt	(242.6)	(1,036.6)	(34.6)
Acquisitions of noncontrolling interests	(20.0)	—	(95.7)
Distributions to noncontrolling interests	—	—	(3.0)
Dividends paid (3)	(88.6)	(86.4)	(78.1)
Issuances of common stock, net	4.1	5.9	8.6
Excess tax benefits from share-based compensation	0.4	1.4	4.7
Repurchases of common stock under publicly announced program	(11.2)	—	—
Other repurchases of common stock	(1.8)	(3.7)	(4.7)
Cash provided (required) by financing activities	(377.0)	(16.7)	(349.9)
Effect of exchange rate changes on cash and cash equivalents	—	(5.3)	(2.2)
Increase (decrease) in cash and cash equivalents	(14.4)	(30.9)	(13.7)
Cash and cash equivalents, beginning of period	78.6	109.5	123.2
Cash and cash equivalents, end of period	$64.2	$78.6	$109.5
____________________

(3)	See Note 15 regarding quarterly cash dividend.
Cash paid for interest, net of capitalized interest was $81.6 million, $74.7 million and $61.0 million, and income taxes paid, net of refunds was $62.8 million, $340.3 million and $109.0 million in December 31, 2016, 2015 and 2014, respectively. Accrued additions to property, plant and equipment at December 31, 2016, 2015 and 2014 were $5.8 million, $23.3 million and $27.5 million respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2013	$18.6	$448.3	$2,757.3	$(201.9)	$(1,502.5)	$52.3	$1,572.1
Net income			307.5			14.6	322.1
Stock compensation plans		16.0			7.6		23.6
Excess tax benefits from share-based compensation		4.7					4.7
Shares for benefit plan trust					0.9		0.9
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				(151.0)			(151.0)
Net hedging gains (losses) and other, net of income tax				2.2			2.2
Foreign currency translation adjustments				(25.1)		(1.8)	(26.9)
Dividends ($0.60 per share)			(80.3)				(80.3)
Repurchases of common stock					(4.7)		(4.7)
Transactions with noncontrolling interests (1)		(67.1)				(28.6)	(95.7)
Distributions to noncontrolling interests						(3.0)	(3.0)
Balance December 31, 2014	$18.6	$401.9	$2,984.5	$(375.8)	$(1,498.7)	$33.5	$1,564.0
Net income			489.0			9.5	498.5
Stock compensation plans		14.4			6.3		20.7
Excess tax benefits from share-based compensation		1.4					1.4
Shares for benefit plan trust					(2.2)		(2.2)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				17.7			17.7
Net hedging gains (losses) and other, net of income tax				(2.3)			(2.3)
Foreign currency translation adjustments				(96.9)		(0.4)	(97.3)
Dividends ($0.66 per share)			(88.5)				(88.5)
Repurchases of common stock					(3.7)		(3.7)
Balance December 31, 2015	$18.6	$417.7	$3,385.0	$(457.3)	$(1,498.3)	$42.6	$1,908.3
Net income			209.1			2.6	211.7
Stock compensation plans		19.9			4.3		24.2
Excess tax benefits from share-based compensation		(0.4)					(0.4)
Shares for benefit plan trust					0.4		0.4
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				12.3			12.3
Net hedging gains (losses) and other, net of income tax				13.3			13.3
Foreign currency translation adjustments				(46.7)		(2.0)	(48.7)
Dividends ($0.66 per share)			(88.6)				(88.6)
Repurchases of common stock					(13.0)		(13.0)
Transactions with noncontrolling interests (1)		(18.6)				(7.9)	(26.5)
Balance December 31, 2016	$18.6	$418.6	$3,505.5	$(478.4)	$(1,506.6)	$35.3	$1,993.0
____________________

(1)	See Note 15 for more detail.

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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable was $17.8 million and $13.9 million as of December 31, 2016 and 2015, respectively. The allowance for long-term financing receivables was $49.1 million and $29.2 million at December 31, 2016 and 2015. The provision to the allowance for receivables charged against operations was $22.1 million, $5.9 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis and our remaining inventories are recorded on a first-in, first-out (“FIFO”) basis. See Note 5 for more information.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements — 20 years, buildings — 20 to 40 years, and machinery and equipment — three to 18 years). Gains and losses are reflected in income

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. We capitalized interest costs of $5.9 million in 2016, $7.8 million in 2015 and $8.0 million in 2014. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
In our FMC Lithium segment, we have mining operations and legal reclamation obligations related to these facilities upon closure of the mines. Also, we have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2016 and 2015. We have also determined that the liability for certain AROs cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these AROs, when sufficient information exists to estimate a range of potential settlement dates.
The carrying amounts for the AROs for the years ended December 31, 2016 and 2015 are $1.8 million and $1.7 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheet.
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
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessment conducted in 2016 we did not record any goodwill impairments. See Note 4 for more information on indefinite life intangibles. In 2015, we recorded indefinite life intangible impairments of $19.6 million. These amounts were associated with our Seal Sands facility in Health and Nutrition as well as events within Agricultural Solutions related to Cheminova integration and restructuring activities. These items are discussed further in Note 7. We did not record goodwill or indefinite life intangible impairments to continuing operations in 2014.
Finite-lived intangible assets consist primarily of patents, access rights, customer relationships, brands, registration rights, industry licenses, developed formulations and other intangibles and are being amortized over periods of five to 25 years. See Note 4 for

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

additional information on goodwill and intangible assets and Notes 4 and 7 for additional information on the indefinite life intangible impairments.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017.  We believe the adoption will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations. This new ASU clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date) and will be applied prospectively. At this time we do not intend on early adopting this ASU and will continue to assess the effects the amendments will have on future transactions of acquisitions or disposals.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Under the new guidance, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2018

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(i.e. a January 1, 2019 effective date), with early adoption permitted only in the first quarter of a fiscal year. Based on an initial assessment, we believe the adoption will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the goal of reducing the existing diversity in practice in how certain cash receipts and cash payments are both presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (i.e. a January 1, 2018 effective date), with early adoption permitted. We have reviewed the eight cash flow issues and do not believe there will be any significant changes to FMC and our presentation of certain cash receipts and payments with the consolidated cash flow statement.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (i.e. a January 1, 2017 effective date).  ASU 2016-09 requires all tax effects related to share-based payments to be recognized within the provision for income taxes in the consolidated statements of income. The standard does not permit retrospective adoption of this update and as such, we will adopt this update on a prospective basis. The ASU requires windfall excess tax benefit cash flows to be reported as cash provided by operating activities in the consolidated statements of cash flows. The standard allows for either retrospective or prospective adoption of this area. We have elected to adopt this reclassification on a prospective basis. We do not believe that the other areas of this ASU will have a material impact on our consolidated financial statements upon adoption.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date).  We are in the process of determining the transition plan and evaluating the effect the guidance will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This new standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

amendment does not impact inventory measured using last-in, first-out. We have adopted this standard as of January 1, 2017. There will be no impact upon adoption to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 supersedes most existing revenue recognition guidance under U.S. GAAP. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard permits the use of either a full retrospective method or modified retrospective adoption method. We expect to apply the modified retrospective adoption method. While, we are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, in the fourth quarter, we performed an initial impact assessment by analyzing certain material revenue transactions and arrangements, and do not expect material changes to our current policies related to the timing of revenue recognition and the accounting for costs; however the standard will impact our disclosures by potentially requiring further disaggregation of revenue.
Recently adopted accounting guidance
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. This new standard eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in the FASB's fair value measurement guidance. The new standard was effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. We have adopted this standard beginning in 2016. The guidance impacted our disclosure of the fair value hierarchy table as shown in Note 13, Pension and Other Postretirement Benefits.

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

Note 3: Acquisitions

2015 Acquisitions:
Cheminova A/S
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova A/S, a Denmark Aktieselskab ("Cheminova") from Auriga Industries A/S, a Denmark Aktieselskab for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedged-related costs totaling $0.6 billion (the “Acquisition”). The Acquisition was funded with the October 10, 2014 term loan which was secured for the purposes of the Acquisition. See Note 12 for more information.
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition. The acquisition of Cheminova broadens our supply capabilities and strengthen our geographic footprint, particularly in Europe. Revenue and Income (Loss) from continuing operations before income taxes attributable to Cheminova, since the date of acquisition, for the twelve months ended December 31, 2015 was approximately $462 million of revenues and $68 million of income, respectively.
Purchase Price Allocation
The acquisition of Cheminova has been accounted for under the GAAP business combinations accounting guidance, and as such we have applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs (see Note 17 for an explanation of Level 2 and 3 inputs). These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	2016	2015	2014
Pro forma Revenue (1)	$3,282.4	$3,638.5	$4,484.4
Pro forma Diluted earnings per share (1)	$1.56	$4.99	$3.01

(1)    For the year ended December 31, 2016, pro forma results and actual results are the same.

Acquisition-related charges
Pursuant to U.S. GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Year Ended December 31,
(in Millions)	2016	2015	2014
Acquisition-related charges
Legal and professional fees (1)	$23.4	$60.4	$32.2
Inventory fair value amortization (2)	—	57.8	—
(Gain)/loss on hedging purchase price (3)	—	172.1	99.6
Total Acquisition-related charges (4)	$23.4	$290.3	$131.8
Restructuring charges and asset disposals
Cheminova restructuring	42.3	118.3	—
Total Cheminova restructuring charges (4) (5)	$42.3	$118.3	$—
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

(4)	Acquisition-related charges and restructuring charges to integrate Cheminova with Agricultural Solutions were completed at the end of 2016.

(5)	See Note 7 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the consolidated statements of income (loss).

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

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2016 and 2015, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Lithium	Total
Balance, December 31, 2014	$31.0	$321.5	$—	$352.5
Acquisitions	448.5	—	—	448.5
Foreign currency adjustments	—	(24.9)	—	(24.9)
Balance, December 31, 2015	$479.5	$296.6	$—	$776.1
Purchase price allocation adjustments (See Note 3)	20.4	—	—	20.4
Foreign currency adjustments	(1.2)	(17.8)	—	(19.0)
Balance, December 31, 2016	$498.7	$278.8	$—	$777.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Our fiscal year 2016 annual goodwill impairment test was performed during the third quarter ended September 30, 2016. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value for each of our goodwill reporting units. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2016.
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2016			December 31, 2015
(in Millions)	Weighted avg. useful life at December 31, 2016	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	18 years	$423.8	$(59.0)	$364.8	$435.5	$(40.8)	$394.7
Patents	9 years	2.2	(0.4)	1.8	2.2	(0.3)	1.9
Brands (1)	13 years	14.6	(5.6)	9.0	14.2	(2.7)	11.5
Purchased and licensed technologies	7 years	71.8	(34.0)	37.8	71.0	(29.5)	41.5
Other intangibles	40 years	3.1	(2.3)	0.8	3.5	(2.2)	1.3
		$515.5	$(101.3)	$414.2	$526.4	$(75.5)	$450.9

Intangible assets not subject to amortization (indefinite life)
Brands (1) (2)	$377.8		$377.8	$384.7		$384.7
In-process research & development	1.4		1.4	1.4		1.4
	$379.2		$379.2	$386.1		$386.1
Total intangible assets	$894.7	$(101.3)	$793.4	$912.5	$(75.5)	$837.0
____________________

(1)	Represents trademarks, trade names and know-how.

(2)
The majority of the Brands intangible asset in the table above relates to our proprietary brand portfolio for which the fair value was substantially in excess of the carrying value. During the 3rd quarter of 2016, we recorded a $1 million impairment charge in our generic brand portfolio which is part of the FMC Agricultural Solutions segment. The carrying value of the generic portfolio subsequent to the charge is approximately $6 million.

At December 31, 2016, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
FMC Agricultural Solutions	$354.1	$364.8
FMC Health and Nutrition	59.1	14.4
FMC Lithium	1.0	—
Total	$414.2	$379.2

	Year Ended December 31,
(in Millions)	2016	2015	2014
Amortization Expense	$28.3	$22.7	$11.0
The estimated pre-tax amortization expense for each of the five years ending December 31, 2017 to 2021 is $26.3 million, $26.1 million, $25.9 million, $25.7 million and $25.6 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 5: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2016	2015
Finished goods	$297.7	$350.0
Work in process	264.6	275.4
Raw materials, supplies and other	294.2	335.6
FIFO inventory	856.5	961.0
Less: Excess of FIFO cost over LIFO cost	(153.0)	(160.8)
Net inventories	$703.5	$800.2
Approximately 26% and 29% of our inventories in 2016 and 2015, respectively were recorded on the LIFO basis.

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2016	2015
Land and land improvements	$102.9	$101.9
Buildings	397.5	320.4
Machinery and equipment	1,200.4	1,171.9
Construction in progress	76.7	190.4
Total cost	1,777.5	1,784.6
Accumulated depreciation	(775.4)	(768.2)
Property, plant and equipment, net	$1,002.1	$1,016.4
Depreciation expense was $86.4 million, $74.1 million, and $67.0 million in 2016, 2015 and 2014, respectively.

Note 7: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges included in the respective line items of the Consolidated Statements of Income:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Restructuring charges and asset disposals	$53.4	$217.7	$17.2
Other charges (income), net	53.9	26.3	39.2
Total restructuring and other charges	$107.3	$244.0	$56.4

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Cheminova restructuring	$18.6	$6.0	$17.7	$42.3
Other items	4.0	4.5	2.6	11.1
Year ended December 31, 2016	$22.6	$10.5	$20.3	$53.4
Cheminova restructuring	23.5	2.7	92.1	118.3
Health and Nutrition restructuring	6.5	1.0	86.1	93.6
Other items	6.0	(0.2)	—	5.8
Year ended December 31, 2015	$36.0	$3.5	$178.2	$217.7
Health and Nutrition restructuring	10.1	0.7	3.1	13.9
Other items	0.5	2.6	0.2	3.3
Year ended December 31, 2014	$10.6	$3.3	$3.3	$17.2
____________________

(1)	Represents severance and employee benefit charges.

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

2016 Restructuring Activities
Cheminova Restructuring
In 2015, we completed the acquisition of Cheminova; see Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we engaged in various restructuring activities. These restructuring activities included workforce reductions, relocation of current operating locations, lease and other contract termination costs and fixed asset accelerated depreciation as well as other long-term asset disposal charges at several of our FMC Agricultural Solutions' facilities. In 2016, these restructuring activities continued; however, the restructuring charges were completed at the end of 2016. Included within these activities was the decision to exit our generic crop protection business in Brazil, Consagro Agroquimica Ltda. (Consagro), which occurred in 2015.

2015 Restructuring Activities
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
Health and Nutrition Restructuring
In 2014, our FMC Health and Nutrition segment implemented a plan to restructure a portion of its operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our FMC Health and Nutrition facilities. In 2015, these restructuring activities continued with the mothballing of our Seal Sands UK facility as well as the sale of our pectin manufacturing business.
Seal Sands
Our Seal Sands facility was acquired as part of the EPAX acquisition for the manufacture of specific pharmaceutical  Omega-3-Active Pharmaceutical Ingredients (API's) which would compete as a generic alternative to the prescription Lovaza drug.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Pectin
As part of our Health and Nutrition Restructuring we changed our strategy for pectin shifting our focus from the manufacture of standard grade pectin to concentrate on higher-value, more specialized solutions for our customers. To accomplish our goals under this new strategy on September 11, 2015, we completed the sale of our pectin manufacturing business, located in Milazzo, Italy, to Cargill, Inc (Cargill). The sale resulted in approximately $7.0 million in proceeds and a loss on sale of $11.9 million in December 31, 2015. The proceeds from the sale are included within "Proceeds from sale of investment/business" on the Consolidated Statement of Cash Flows. The loss of $11.9 million was comprised of net assets sold of $18.9 million which primarily included property, plant and equipment and trade working capital (i.e., trade receivables and payables as well as inventory). In connection with the sale we entered into a customary transitional services agreement with Cargill to provide for the orderly separation of the business. We provided these services to Cargill for three months after closing. We also entered into a supply agreement with Cargill, which provides us with more efficient and flexible sourcing on a broad range of both standard and specialty pectin grades.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/14 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/15 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/16 (4)
Cheminova restructuring	$—	$26.2	$(18.1)	$0.6	$8.7	$24.6	$(18.1)	$(4.1)	$11.1
Health and Nutrition restructuring	4.6	7.5	(10.2)	1.0	2.9	7.3	(7.0)	(0.2)	3.0
Other workforce related and facility shutdowns (1)	3.0	5.8	(6.5)	1.3	3.6	1.2	(0.9)	(0.8)	3.1
Restructuring activities related to discontinued operations (5)	2.7	(2.2)	(0.1)	—	0.4	—	—	—	0.4
Total	$10.3	$37.3	$(34.9)	$2.9	$15.6	$33.1	$(26.0)	$(5.1)	$17.6
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

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

Other charges (income), net

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	2016	2015	2014
Environmental charges, net	$36.8	$21.7	$43.7
Argentina devaluation	4.2	10.7	—
Belchim crop protection sale	—	(26.6)	(26.6)
Other items, net	12.9	20.5	22.1
Other charges (income), net	$53.9	$26.3	$39.2
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
Other items, net
In 2016, we sold our remaining ownership interest in several joint ventures. The aggregate loss on the sale of the various interests of $2.9 million was recorded as "Restructuring and other charges (income)" on the consolidated statements of income. Additionally, we had a gain of $2.1 million from the sale of certain Corporate fixed assets. The cash proceeds from these sales of $6.8 million is included within "Other investing activities" on the Consolidated Statement of Cash Flows.
During 2016, 2015 and 2014 our FMC Agricultural Solutions segment entered into collaboration and license agreements with various third parties for the purposes of obtaining certain technology and intellectual property rights relating to compounds still under development.  The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.  The charges related to these arrangements were $13.2 million, $20.5 million and $22.0 million in 2016, 2015 and 2014, respectively.

Note 8: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2015 and 2016.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)
Balance, December 31, 2014	$37.2
Additions — charged to expense	5.9
Transfer to allowance for credit losses (see below)	(29.2)
Balance, December 31, 2015	13.9
Additions — charged to expense	10.0
Transfer to allowance for credit losses (see below)	(7.8)
Net recoveries and write-offs	1.7
Balance, December 31, 2016	$17.8

The company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $123.5 million as of December 31, 2016. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheet.

A portion of these long-term receivables have payment contracts. We have no reason to believe payments will not be made based upon the credit quality of these customers.  Additionally, we also hold significant collateral against these customers including rights to property or other assets as a form of credit guarantee. If the customer does not pay or gives indication that they will not pay, these guarantees allow us to start legal action to block the sale of the customer’s harvest. On an ongoing basis, we continue to evaluate the credit quality of our non-current receivables using aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an additional allowance is necessary.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2015 and 2016.

(in Millions)
Balance, December 31, 2014	$—
Transfer from allowance for doubtful accounts (see above)	29.2
Net Recoveries and write- offs	—
Balance, December 31, 2015	29.2
Additions — charged to expense	12.1
Transfer from allowance for doubtful accounts (see above)	7.8
Net Recoveries and write-offs	—
Balance, December 31, 2016	$49.1
Note 9: Discontinued Operations
FMC Alkali:
On April 1, 2015, we completed the sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds and in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) for the year ended December 31, 2015.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$194.0	$779.0
Costs of sales and services	—	149.2	614.9

Income (loss) from discontinued operations before income taxes (1)	—	1,096.1	121.2
Provision for income taxes	—	379.0	17.3
Total discontinued operations of FMC ACD, net of income taxes	$—	$717.1	$103.9
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	$—	$—	$5.2
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$—	$717.1	$98.7
____________________

(1)
For the years ended December 31, 2015 and 2014, respectively, amounts include approximately zero and $5.9 million attributable to noncontrolling interests, $2.2 million and $8.3 million of allocated interest expense, $15.0 million and $9.0 million of divestiture related charges, respectively as well as a $5.3 million pension curtailment charge in 2015. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

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
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2016	2015	2014
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of ($0.5), $1.0 and $0.6, respectively (1)	$2.5	$(1.1)	$(4.0)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $12.9, $16.7 and $16.4, respectively (2)	(24.0)	(28.8)	(36.7)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $6.6, $6.3 and $8.4, respectively	(12.2)	(10.8)	(14.3)
Discontinued operations of FMC Peroxygens, net of income tax expense of zero, zero and $23.7, respectively	—	—	(34.4)
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of zero, ($379.0) and ($17.3), respectively	—	717.1	103.9
Discontinued operations, net of income taxes	$(33.7)	$676.4	$14.5
____________________

(1)	See roll forward of our restructuring reserves in Note 7.

(2)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 10.
Reserves for Discontinued Operations at December 31, 2016 and 2015

(in Millions)	December 31,
	2016	2015
Workers’ compensation and product liability reserve	$6.8	$6.1
Postretirement medical and life insurance benefits reserve, net	7.8	9.3
Reserves for legal proceedings	34.0	30.7
Reserve for discontinued operations (1)	$48.6	$46.1
____________________

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(1)	Included in “Other long-term liabilities” on the consolidated balance sheets. Also refer to Note 7 for discontinued restructuring reserves and Note 10 for discontinued environmental reserves.
The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $6.5 million ($3.5 million after-tax) and $7.6 million ($4.1 million after-tax) at December 31, 2016 and 2015, respectively. The estimated net pre-tax actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2017 are $1.4 million and zero, respectively.
Net spending in 2016, 2015 and 2014 was $1.3 million, $0.8 million and $0.8 million, respectively, for workers’ compensation, product liability and other claims; $1.1 million, $1.1 million and $1.1 million, respectively, for other postretirement benefits; and $15.3 million, $22.9 million and $23.0 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $378.1 million and $348.2 million, respectively, before recoveries, existed at December 31, 2016 and 2015.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at December 31, 2016. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2013 to December 31, 2016.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2013	$204.7
2014
Provision	106.2
Spending, net of recoveries	(42.4)
Transfer from asset retirement obligations	16.9
Foreign currency translation adjustments	(1.1)
Net Change	79.6
Total environmental reserves, net of recoveries at December 31, 2014	$284.3

2015
Provision	66.9
Spending, net of recoveries	(57.0)
Acquisitions (see Note 3)	47.2
Foreign currency translation adjustments	(0.5)
Net Change	56.6
Total environmental reserves, net of recoveries at December 31, 2015	$340.9

2016
Provision	81.0
Spending, net of recoveries	(52.6)
Foreign currency translation adjustments	(2.6)
Net Change	25.8
Total environmental reserves, net of recoveries at December 31, 2016	$366.7

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2016 and 2015, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets including long-term receivables, net” on the consolidated balance sheets.
The table below is a roll forward of our total recorded recoveries from December 31, 2014 to December 31, 2016:

(in Millions)	December 31, 2014	Increase (Decrease) in Recoveries	Cash Received	December 31, 2015	Increase (Decrease) in Recoveries	Cash Received	December 31, 2016
Environmental liabilities, continuing and discontinued	$11.9	$(0.5)	$(4.1)	$7.3	$7.8	$(3.7)	$11.4
Other assets (1)	29.9	(0.3)	(6.9)	22.7	7.3	(2.8)	27.2
Total	$41.8	$(0.8)	$(11.0)	$30.0	$15.1	$(6.5)	$38.6
______________
(1)     The amounts are included within “Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 20 for more details.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2016	2015
Environmental reserves, current, net of recoveries (1)	$60.3	$59.1
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	306.4	281.8
Total environmental reserves, net of recoveries	$366.7	$340.9
______________

(1)	These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Continuing operations (1)	$36.8	$21.7	$43.7
Discontinued operations (2)	36.9	45.5	53.1
Net environmental provision	$73.7	$67.2	$96.8
______________

(1)
Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income.  See Note 7. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(2)	Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income. See Note 9.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Environmental reserves (1)	$81.0	$66.9	$106.2
Other assets (2)	(7.3)	0.3	(9.4)
Net environmental provision	$73.7	$67.2	$96.8
______________

(1)	See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.

(2)	Represents certain environmental recoveries. See Note 20 for details of "Other assets including long-term receivables, net" as presented on our consolidated balance sheets.

Significant Environmental Sites
Pocatello
From 1949 until 2001, we operated the world's largest elemental phosphorus plant in Power County, Idaho, just outside the city of Pocatello. Since the plant's closure, FMC has worked with the EPA, the State of Idaho, and the Shoshone-Bannock Tribes ("Tribes") to develop a proposed cleanup plan for the property. In September of 2012, the EPA issued an Interim Record of Decision ("IROD") that is environmentally protective and that ensures the health and safety of both workers and the general public. Since the plant's closure, we have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that the EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of the IROD that addresses groundwater contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In June 2013, the EPA issued a Unilateral Administrative Order to us under which we will implement the IROD remedy. Our current reserves factor in the estimated costs associated with implementing the IROD. In addition to implementing the IROD, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds.
The amount of the reserve for this site was $44.3 million and $44.9 million at December 31, 2016 and 2015, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
In addition, in 1998, we entered into an agreement (“1998 Agreement”) that required us to pay the Tribes $1.5 million per year for waste generated from operating our Pocatello plant and stored on site. We paid $1.5 million per year until December 2001 when the plant closed. In our view the agreement was terminated, as the plant was no longer generating waste. The Tribes claimed that the 1998 Agreement has no end date.
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
The finding by the Shoshone-Bannock Tribal Appellate Court in May 2014 does not impact our reserves for the period ended December 31, 2016. Having now exhausted the Tribal administrative and judicial process, in November 2014 we filed an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction.
We have estimated a reasonably possible loss for this matter and it has been reflected in our total reasonably possible loss estimate previously discussed within this note.
Middleport
Our Middleport, NY facility is currently an Agricultural Solutions formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent (“AOC”) entered into with the EPA and New York State Department of Environmental Conservation (the “Agencies”) in 1991. The AOC requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Action Management Alternatives (“CMA”) for discrete contaminated areas.
We have defined the nature and extent of the contamination and have constructed an engineered cover, closed the RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, which has satisfied the first two requirements of the AOC.
In 2013 we received from the New York State Department of Environmental Conservation ("NYSDEC"), the Final Statement of Basis ("FSOB") for certain discrete off-site areas. The FSOB includes the same CMA as the Preliminary Statement of Basis, which we continue to believe is overly conservative and is not consistent with the 1991 AOC, which governs the remedy selection.
In order to negotiate with the NYSDEC with respect to the FSOB, we entered into a tolling agreement with the NYSDEC. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the NYSDEC does not go against the statute of limitations under the FSOB. The tolling agreement expired on April 30, 2014. We were not able to reach an agreement with the NYSDEC; thus, on May 1, 2014, we submitted a Notice of Dispute to the EPA seeking review of the remedy chosen by the NYSDEC. On May 30, 2014, 30 days after the tolling period expired, we filed an action in the Supreme Court of New York formally challenging the NYSDEC's FSOB. In that lawsuit, we are contending that NYSDEC breached the 1991 AOC

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

by not following the procedures set forth in the AOC for remedy selection. On June 3, 2014, we received a letter from the EPA (dated May 22, 2014) declining to review the Notice of Dispute. On June 20, 2014, we filed an action in the United States District Court for the Western District of New York seeking a declaratory judgment that the EPA is obligated under the 1991 AOC to hear the dispute. On January 31, 2017, the District Court dismissed FMC's complaint, ruling that EPA's letter was not a final agency subject to review. We are considering our options with respect to the District Court's decision.
On August 20, 2015, the Supreme Court of New York dismissed our state action on procedural grounds. We appealed that dismissal to the New York Supreme Court Appellate Division, Third Department. On October 20, 2016, the New York Supreme Court Appellate Division, Third Department, issued a unanimous decision on our appeal of the August 20, 2015 dismissal of our action challenging the NYSDEC's unilateral implementation of a remedy that is not consistent with the 1991 Administrative Order on Consent ("AOC").  The Third Department found that NYSDEC does not have the authority to implement a remedy unilaterally using state funds prior to issuing an order and remanded the case to NYSDEC for further proceedings not inconsistent with the Court’s decision. An order to us would have to be preceded by an opportunity for an administrative hearing. On February 2, 2017, the Third Department granted NYSDEC's motion for leave to appeal the decision to the New York Court of Appeals.
The amount of the reserve for this site is $46.7 million and $40.1 million at December 31, 2016 and 2015, respectively. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended Corrective Action Management Alternatives ("CMA"). Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.
Other Potentially Responsible Party (“PRP”) Sites
We have been named a PRP at 33 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 56 sites at which we have determined that it is probable that we have an environmental liability for which we have recorded an estimate of our potential liability in the consolidated financial statements. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.
One site where FMC is listed as a PRP is the Portland Harbor Superfund Site (“Portland Harbor”), that includes the river and sediments of a 12 mile section of the lower reach of the Willamette River in Portland, Oregon that runs through an industrialized area. Portland Harbor is listed on the NPL. FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this business. Currently, FMC and 70 other parties including the current owner of the former FMC site are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. FMC and several other parties have been sued by the Confederated Bands and Tribes of the Yakama Nation for reimbursement of cleanup costs and the costs of performing a natural damage assessment. Based on the information known to date, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to defend this matter.
On January 6, 2017, EPA issued its Record of Decision (“ROD”) for the Portland Harbor Superfund Site. Any potential liability to FMC will represent a portion of the costs of the remedy the EPA has selected for Portland Harbor.  Based on the current information available in the ROD as well as the large number of responsible parties for the Superfund Site, we are unable to develop a reasonable estimate of our potential exposure for Portland Harbor at this time. We have no reason to believe that the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations.   However, adverse results in the outcome of the EPA allocation could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

Note 11: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Domestic	$34.3	$(186.7)	$27.4
Foreign	305.0	56.2	336.4
Total	$339.3	$(130.5)	$363.8

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Current:
Federal (1)	$2.2	$(52.6)	$65.7
Foreign	33.8	78.5	43.4
State	(0.2)	1.6	4.9
Total current	$35.8	$27.5	$114.0
Deferred:
Federal	29.1	23.0	(37.5)
Foreign	11.3	(1.0)	(21.1)
State	17.7	(2.1)	0.8
Total deferred	$58.1	$19.9	$(57.8)
Total	$93.9	$47.4	$56.2
____________________

(1)
In 2015, the gain from the sale of our discontinued Alkali business created overall domestic taxable income. Exclusive of this gain, we incurred a loss from domestic continuing operations that reduced current taxes payable in 2015 and as such is presented as a reduction to 2015 current tax expense.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2016	2015
Reserves for discontinued operations, environmental and restructuring	$148.4	$132.8
Accrued pension and other postretirement benefits	40.5	64.3
Capital loss, foreign tax and other credit carryforwards	23.3	25.8
Net operating loss carryforwards	173.8	161.1
Deferred expenditures capitalized for tax	15.3	24.2
Other	189.9	190.8
Deferred tax assets	$591.2	$599.0
Valuation allowance, net	(292.1)	(272.5)
Deferred tax assets, net of valuation allowance	$299.1	$326.5
Property, plant and equipment, net	221.7	212.8
Deferred tax liabilities	$221.7	$212.8
Net deferred tax assets	$77.4	$113.7

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. We operate and derive income from multiple lines of business across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across its geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded. We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

During 2016, due to forecasts of domestic state taxable earnings, we concluded that there is insufficient positive evidence to realize certain portions of the U.S. state net deferred tax assets and established an additional valuation allowance in the amount of $17.7 million.

During 2015, our Agricultural Solutions business in Brazil experienced significant current and cumulative losses driven by unfavorable market conditions. As of December 31, 2016, sufficient positive evidence to realize the net deferred tax assets in Brazil was not available and a full valuation allowance against those assets remains established.
At December 31, 2016, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $20.6 million (tax-effected) expiring in future years through 2036, foreign net operating loss carryforwards of $153.2 million (tax-effected) expiring in various future years, $19.2 million of U.S. capital loss carryforwards expiring in 2020 and other tax credit carryforwards of $4.1 million expiring in various future years.
The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2016	2015	2014
U.S. Federal statutory rate	118.8	(45.7)	127.3
Foreign earnings subject to different tax rates	(65.3)	(81.7)	(83.9)
State and local income taxes, less federal income tax benefit	5.4	(1.0)	4.2
Manufacturer's production deduction and miscellaneous tax credits	(0.2)	(9.0)	(6.4)
Tax on intercompany dividends and deemed dividends for tax purposes	3.5	12.6	10.7
Changes to unrecognized tax benefits	5.8	9.9	5.5
Nondeductible expenses	9.3	7.8	6.3
Change in valuation allowance	24.8	178.7	1.0
Exchange gains and losses (1)	(15.1)	(20.2)	(7.2)
Other	6.9	(4.0)	(1.3)
Total Tax Provision	93.9	47.4	56.2

(1)     Includes impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.
The material factors contributing to the increase in income from continuing operations in 2016 compared to 2015 were prior year Cheminova acquisition related charges incurred by our domestic operations, improved results in our Agricultural Solutions business, primarily in Brazil, and significant prior year restructuring charges. These increases did not significantly impact the tax benefit attributable to foreign earnings subject to different tax rates as the statutory tax rates in the jurisdictions to which these items relate are similar to the U.S. Federal statutory rate.  Reduced earnings from operations located in jurisdictions with lower tax rates than the U.S. Federal statutory rate resulted in a decreased tax benefit for foreign earnings subject to different tax rates in 2016 as compared to 2015.
The material factors contributing to the reduction in income from continuing operations in 2015 compared to 2014 were Cheminova acquisition related charges incurred by our domestic operations, reduced results in our Agricultural Solutions business, primarily in Brazil, as well as significant restructuring charges.  The statutory tax rates in the jurisdictions where these charges were incurred are similar to the U.S. Federal statutory rate; therefore, the reduction in income from continuing operations did not significantly impact the tax benefit disclosed above for foreign earnings subject to different tax rates.  Earnings from operations located in jurisdictions with lower tax rates than the U.S. Federal statutory rate, such as Ireland and Hong Kong, were generally consistent in 2015 compared to 2014.
Unremitted earnings of foreign subsidiaries for which we have not provided taxes approximate $2,413.3 million. We have not provided taxes for these earnings given that our intention, as of December 31, 2016, is to indefinitely reinvest such earnings in the respective existing foreign operations. We have not provided deferred tax liabilities for basis differences in investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

will arise upon disposal. A liability may arise in the future if our intention to indefinitely reinvest such earnings were to change, however it is not practicable to estimate the income tax liability that may be incurred.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2016, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2013 - 2016 and 1998 - 2016, respectively. Our significant foreign jurisdictions, which total 17, are open for examination and adjustment during varying periods from 2006 - 2016.
As of December 31, 2016, we had total unrecognized tax benefits of $111.6 million, of which $34.9 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2015, we had total unrecognized tax benefits of $97.1 million, of which $31.5 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2016, 2015 and 2014, we recognized interest and penalties of $4.4 million, $2.0 million, and $1.0 million, respectively, in the consolidated statements of income. As of December 31, 2016 and 2015, we have accrued interest and penalties in the consolidated balance sheets of $9.6 million and $5.2 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $5.4 million to $6.6 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2016	2015	2014
Balance at beginning of year	$97.1	$45.9	$35.5
Increases related to positions taken in the current year	22.3	21.4	9.6
Increases for tax positions on acquisitions	—	25.1	—
Increases and decreases related to positions taken in prior years	2.6	7.4	1.5
Decreases related to lapse of statutes of limitations	(10.2)	(2.7)	—
Settlements during the current year	(0.2)	—	(0.7)
Balance at end of year (1)	$111.6	$97.1	$45.9
____________________

(1)
At December 31, 2016, 2015, and 2014 we recognized an offsetting non-current deferred asset of $74.4 million, $65.5 million, and $34.8 million respectively, relating to specific uncertain tax positions presented above.

Note 12: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2016	2015
Short-term foreign debt (1)	$85.5	$87.2
Commercial paper (2)	6.3	23.9
Total short-term debt	$91.8	$111.1
Current portion of long-term debt	2.4	1.5
Short-term debt and current portion of long-term debt	$94.2	$112.6

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________

(1)
At December 31, 2016, the average effective interest rate on the borrowings was 8.67%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

(2)	At December 31, 2016, the average effective interest rate on the borrowings was 0.95%.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2016		December 31,
	Interest Rate Percentage	Maturity Date	2016	2015
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.9 - 6.5%	2021 - 2032	$51.6	$141.5
Senior notes (less unamortized discounts of $1.4 and $1.7, respectively)	3.95 - 5.2%	2019 - 2024	998.6	998.3
Term Loan Facility	2.0%	2020	750.0	900.0
Credit Facility (1)	3.2%	2019	—	—
Foreign debt	0 - 8.7%	2017 - 2024	10.7	9.9
Debt issuance cost			(9.7)	(11.9)
Total long-term debt			$1,801.2	$2,037.8
Less: debt maturing within one year			2.4	1.5
Total long-term debt, less current portion			$1,798.8	$2,036.3
____________________

(1)	Letters of credit outstanding under the Credit Facility totaled $117.6 million and available funds under this facility were $1,376.1 million at December 31, 2016.
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2016, are $2.4 million in 2017, $2.3 million in 2018, $557.3 million in 2019, $496.9 million in 2020, $2.4 million in 2021 and $751.2 million thereafter.
Covenants
Among other restrictions, the Credit Facility and Term Loan Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2016 was 3.1 which is below the maximum leverage of 4.25. By the end of 2017, the maximum leverage ratio will step down to 3.5 in accordance with the provisions of the Credit Facility and the Term Loan Facility. Our actual interest coverage for the four consecutive quarters ended December 31, 2016 was 8.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2016.

Term Loan Facility
On April 21, 2015 we borrowed $1.65 billion under our previously announced senior unsecured Term Loan Facility. The proceeds of the borrowing were used to finance the acquisition of Cheminova and to pay costs, fees and expenses incurred in connection with the acquisition and the Term Loan Facility. During 2016, we used operating cash to pay down $150 million on the Term Loan Facility. At December 31, 2016, $750 million remained outstanding under the Term Loan facility, as a portion of the net proceeds from the sale of our FMC Alkali division (see Note 9) was used to pay down the initial borrowings.
The scheduled maturity of the Term Loan Facility is on April 21, 2020. The borrowings under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a euro currency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of one percent; and the Eurocurrency rate for a one-month period plus one percent.

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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2016	2015
Discount rate qualified	4.22%	4.50%
Discount rate nonqualified plan	3.55%	3.72%
Discount rate other benefits	3.77%	3.97%
Rate of compensation increase	3.60%	3.60%

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2016	2015	2016	2015
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,452.5	$1,569.0	$20.0	$26.4
Service cost	8.8	13.0	—	—
Interest cost	50.9	61.0	0.8	0.9
Actuarial loss (gain) (3)	65.8	(81.7)	—	(2.5)
Amendments	0.7	1.5	—	(2.0)
New disability pension	(1.0)	—	—	—
Foreign currency exchange rate changes	(8.7)	(8.9)	—	—
Plan participants’ contributions	—	—	0.7	2.1
Settlements	(77.8)	(16.3)	—	—
Transfer of liabilities from continuing to discontinued operations	—	—	—	(1.0)
Curtailments	(2.4)	(5.4)	—	—
Benefits paid	(83.3)	(79.7)	(2.3)	(3.9)
Projected benefit obligation at December 31	$1,405.5	$1,452.5	$19.2	$20.0
Change in plan assets
Fair value of plan assets at January 1	$1,271.0	$1,344.9	$—	$—
Actual return on plan assets	106.4	(40.5)	—	—
Foreign currency exchange rate changes	(3.4)	(8.2)	—	—
Company contributions	67.1	76.9	1.6	1.8
Plan participants’ contributions	—	—	0.7	2.1
Settlements	(77.8)	(22.4)	—	—
Other	(2.7)	—	—	—
Benefits paid	(83.3)	(79.7)	(2.3)	(3.9)
Fair value of plan assets at December 31	$1,277.3	$1,271.0	$—	$—
Funded Status
U.S. plans with assets	$(88.3)	$(135.3)	$—	$—
U.S. plans without assets	(33.3)	(37.5)	(19.2)	(20.0)
Non-U.S. plans with assets	(3.7)	(4.8)	—	—
All other plans	(2.9)	(3.9)	—	—
Net funded status of the plan (liability)	$(128.2)	$(181.5)	$(19.2)	$(20.0)
Amount recognized in the consolidated balance sheets:
Accrued benefit liability (2)	(128.2)	(181.5)	(19.2)	(20.0)
Total	$(128.2)	$(181.5)	$(19.2)	$(20.0)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)	Recorded as "Accrued pension and other postretirement benefits, current and long-term" on the consolidated balance sheets.

(3)
In 2016, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations. Adoption of this new projection scale has decreased the U.S. defined benefit obligations by approximately $18 million at December 31, 2016.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2016	2015	2016	2015
Prior service (cost) credit	$(3.5)	$(3.6)	$(0.5)	$(0.6)
Net actuarial (loss) gain	(468.1)	(495.5)	9.2	10.4
Accumulated other comprehensive income (loss) – pretax	$(471.6)	$(499.1)	$8.7	$9.8
Accumulated other comprehensive income (loss) – net of tax	$(300.6)	$(314.0)	$5.6	$6.1
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The accumulated benefit obligation for all pension plans was $1,367.4 million and $1,404.9 million at December 31, 2016 and 2015, respectively.

(in Millions)	December 31
Information for pension plans with projected benefit obligation in excess of plan assets	2016	2015
Projected benefit obligations	$1,405.5	$1,458.5
Accumulated benefit obligations	1,367.4	1,414.2
Fair value of plan assets	1,277.3	1,277.0

(in Millions)	December 31
Information for pension plans with accumulated benefit obligation in excess of plan assets	2016	2015
Projected benefit obligations	$1,405.5	$1,441.4
Accumulated benefit obligations	1,367.4	1,399.4
Fair value of plan assets	1,277.3	1,261.2
Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2016	2015	2016	2015
Current year net actuarial loss (gain)	$40.5	$58.8	$—	$(2.5)
Current year prior service cost (credit)	0.2	1.5	—	(2.1)
Amortization of net actuarial (loss) gain	(39.8)	(54.7)	1.1	1.2
Amortization of prior service (cost) credit	(0.7)	(0.8)	—	(0.1)
Recognition of prior service cost due to curtailment	—	(4.8)	—	(0.5)
Transfer of actuarial (loss) gain from continuing to discontinued operations	—	—	—	1.3
Curtailment (loss)	0.4	(5.4)	—	—
Settlement (loss)	(21.0)	(8.9)	—	—
Foreign currency exchange rate changes on the above line items	(7.1)	(7.2)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(27.5)	$(21.5)	$1.1	$(2.7)
Total recognized in other comprehensive (income) loss, after taxes	$(13.4)	$(15.4)	$0.5	$(1.7)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2017 are $16.2 million and $0.7 million, respectively. The estimated net actuarial gain and prior service cost for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2017 will be $(1.0) million and zero.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2016	2015	2014	2016	2015	2014
Discount rate	4.50%	4.15%	4.95%	3.97%	4.15%	4.95%
Expected return on plan assets	7.00%	7.25%	7.75%	—	—	—
Rate of compensation increase	3.60%	3.60%	3.60%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$8.8	$13.0	$17.3	$—	$—	$0.1
Interest cost	50.9	61.0	62.3	0.8	0.9	1.0
Expected return on plan assets	(87.3)	(88.9)	(86.3)	—	—	—
Amortization of prior service cost	0.7	0.8	1.9	—	0.1	0.2
Amortization of net actuarial and other (gain) loss	41.3	54.6	30.5	(1.2)	(1.2)	(1.6)
Recognized (gain) loss due to curtailments (2)	(0.4)	4.8	—	—	0.5	—
Recognized (gain) loss due to settlement	21.0	8.9	4.2	—	—	—
Net annual benefit cost	$35.0	$54.2	$29.9	$(0.4)	$0.3	$(0.3)
___________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)	In 2015, the Curtailment loss is associated with the disposal of our FMC Alkali Chemicals division and was recorded to discontinued operations within the consolidated statements of income (loss).

On December 31, 2015, we changed the method we used to estimate the service cost and interest cost components of our net periodic benefit cost for our US defined benefit pension plans. We use a full yield curve approach in the estimate of these components of benefit cost by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows as we believe this provides a better estimate of service and interest costs. For fiscal 2016, the change in estimate from a single weighted average discount rate to a spot rate approach reduced US pension and postretirement net periodic benefit cost by $12 million.
Historically, we have amortized unrecognized gains and losses using the corridor method over the average remaining service period of active participants of approximately eight years. As of December 31, 2016, approximately 95% of the participants in our U.S. qualified plan and approximately 93% of the participants in our U.S. postretirement life plan were inactive. Therefore, for fiscal 2017, we will amortize gains and losses over the average remaining life expectancy of the inactive population for these two plans. The gain/loss amortization period for the U.S. qualified pension plan will increase from about eight years to about nineteen years as a result of this change. We consider this a change in estimate and, accordingly, will account for it prospectively in 2017. For fiscal 2017, the change in estimate from amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants is expected to reduce US pension and postretirement net periodic benefit cost by approximately $18 million to $22 million when compared to the prior estimate.

Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 7.00% for the year ended December 31, 2016, 7.25% for the year ended December 31, 2015 and 7.75% for the year ended December 31, 2014. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 8.4 percent over the last 20 years (which is in excess of comparable market

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

indices for the same period) and other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.1 percent, is between 8.4 percent and 9.6 percent for equities, and between 5.7 percent and 7.7 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2016, by asset category, is 80 percent to 90 percent equity securities, 10 percent to 20 percent fixed income investments and zero to five percent cash and other short-term investments.
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

(in Millions)	12/31/2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$118.6	$118.6	$—	$—
Equity securities:
Common stock	692.0	692.0	—	—
Preferred stock	—	—	—	—
Mutual funds and other investments	154.6	154.6	—	—
Fixed income investments:
Investment contracts	220.0	21.2	153.2	45.6
Mutual funds	11.2	11.2	—	—
Corporate debt instruments	—	—	—	—
Government debt	—	—	—	—
Other investments:
Real estate/property	2.6	2.6	—	—
Other	(0.5)	(0.5)	—	—
Investments measured at net asset value (1)	78.8
Total assets	$1,277.3	$999.7	$153.2	$45.6

(in Millions)	12/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$62.4	$62.4	$—	$—
Equity securities:
Common stock	742.1	742.1	—	—
Preferred stock	0.3	0.3	—	—
Mutual funds and other investments	187.9	187.9	—	—
Fixed income investments:
Investment contracts	174.0	—	174.0	—
Mutual funds	9.8	9.8	—	—
Corporate debt instruments	1.2	1.2	—	—
Government debt	2.5	2.5	—	—
Other investments:
Real estate/property	0.8	—	—	0.8
Other	0.1	—	—	0.1
Investments measured at net asset value (1)	89.9
Total assets	$1,271.0	$1,006.2	$174.0	$0.9
____________________

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

The following table summarizes the changes in fair value of the Level 3 investments as of December 31, 2015 and December 31, 2016:

Investment Contracts (1)
Balance, December 31, 2015	$—
Purchases	45.6
Net transfers into Level 3	45.6
Balance, December 31, 2016	$45.6

(1)
Investment contracts consist of insurance group annuity contracts purchased to match the pension benefit payment stream owed to certain selected plan participant demographics within a few major U.K. defined benefit plans. Annuity contracts are valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality, and inflation.

The changes in fair value for categories other than investment contracts was not considered material.
We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2016	2015
U.S. qualified pension plan	$35.0	$65.0
U.S. nonqualified pension plan	4.8	7.8
Non-U.S. plans	27.3	4.1
Other postretirement benefits, net of participant contributions	1.6	1.8
Total	$68.7	$78.7
In 2016, we made a $21 million payment into our U.K. pension plan in order to annuitize our remaining pension obligation. This action removed all future funding requirements for this plan. By the end of 2017, the plan termination will be complete and at that point, we will no longer have a pension liability for the U.K plan. The assets of approximately $45 million supporting the remaining pension obligation were moved into an annuity at December 31, 2016 which qualified as a Level 3 investment in the fair value hierarchy above table.
We expect our voluntary cash contributions to our U.S. qualified pension plan to be $40 million in 2017.
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments (in Millions)
(in Millions)	Pension Benefits	Other Benefits
2017	$86.1	$1.9
2018	$85.2	$1.9
2019	$86.1	$1.8
2020	$85.8	$1.7
2021	$85.5	$1.7
2022 - 2026	$427.8	$7.0
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2016, and our other postretirement benefit obligation at December 31, 2016.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to five percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of five percent of the employee’s eligible compensation. Charges against income for all contributions were $8.9 million in 2016, $8.9 million in 2015, and $11.4 million in 2014.

Note 14: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 29.0 million of which approximately 4.3 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2016. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including awards (currently restricted stock units only) to be made to directors under the Plan.
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
Under the Plan, awards of restricted stock and restricted stock units may be made to selected employees. The awards vest over periods designated by the Committee, which has generally been three years, with vesting conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award. Restricted stock units granted to directors under the Plan vest immediately if granted as part of, or in lieu of, the annual retainer; other restricted stock units granted to directors vest at the Annual Meeting of Shareholders in the calendar year following the May 1 annual grant date (but are subject to forfeiture on a pro rata basis if the director does not serve the full year except under certain circumstances).
At December 31, 2016 and 2015, there were restricted stock units representing an aggregate of 207,511 shares and 168,634 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2016	2015	2014
Stock Option Expense, net of taxes of $2.6, $2.4 and $2.2 (1)	$4.4	$4.1	$3.8
Restricted Stock Expense, net of taxes of $3.8, $3.0 and $3.3 (2)	6.5	5.1	5.5
Performance Based Expense, net of taxes of $1.1, $0.3 and zero	1.8	0.5	—
Total Stock Compensation Expense, net of taxes of $7.5, $5.7 and $5.5 (3)	$12.7	$9.7	$9.3
____________________

(1)	We applied an estimated forfeiture rate of four percent per stock option grant in the calculation of the expense.

(2)	We applied an estimated forfeiture rate of two percent of outstanding grants in the calculation of the expense.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(3)
This expense is classified as selling, general and administrative expense in our consolidated statements of income. Total stock compensation expense, net of tax, of zero, $0.6 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in "Discontinued operations, net of income taxes" in the Consolidated Statements of Income.

We received $4.1 million, $5.9 million and $8.6 million in cash related to stock option exercises for the years ended December 31, 2016, 2015 and 2014, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2016, 2015 and 2014 came from treasury shares.
For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. The excess tax benefits for the years ended December 31, 2016, 2015 and 2014 totaled $(0.4) million, $1.4 million and $4.7 million, respectively.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2016, 2015 and 2014 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on our common stock. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2016	2015	2014
Expected dividend yield	1.77%	0.95%	0.74%
Expected volatility	26.57%	40.95%	41.96%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.39%	1.74%	2.01%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $8.54, $24.68 and $30.01 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2016:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (In Millions)
December 31, 2013 (948 shares exercisable)	2,058	5.9 years	$36.76	$79.6
Granted	253		72.66
Exercised	(313)		27.76	14.0
Forfeited	(67)		51.15
December 31, 2014 (1,023 shares exercisable and 1,903 shares expected to vest or be exercised)	1,931	5.5 years	$42.46	$32.7
Granted	408		63.37
Exercised	(213)		27.77	6.6
Forfeited	(55)		62.38
December 31, 2015 (1,200 shares exercisable and 832 shares expected to vest or be exercised)	2,071	5.6 years	$47.52	$8.7
Granted	933		37.39
Exercised	(171)		25.59
Forfeited	(84)		51.17
December 31, 2016 (1,292 shares exercisable and 1,373 shares expected to vest or be exercised)	2,749	6.1 years	$45.34	$37.6

The number of stock options indicated in the above table as being exercisable as of December 31, 2016, had an intrinsic value of $20.8 million, a weighted-average remaining contractual term of 3.3 years, and a weighted-average exercise price of $41.22.
As of December 31, 2016, we had total remaining unrecognized compensation cost related to unvested stock options of $7.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.69 years.
Restricted and Performance Based Equity Awards
The grant-date fair value of restricted stock awards and stock units under the Plan is based on the market price per share of our common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which is typically three years except for those eligible for retirement prior to the stated vesting period as well as non-employee directors.
Starting in 2014, we began granting performance based restricted stock awards. The performance based share awards represent a number of shares of common stock to be awarded upon settlement based on the achievement of certain market-based performance criteria over a three year period. These awards generally vest upon the completion of a three year period from the date of grant; however certain performance criteria is measured on an annual basis. The fair value of the equity classified performance-based share awards is determined based on the number of shares of common stock to be awarded and a Monte Carlo valuation model.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2016:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted- Average Grant Date Fair Value	Number of awards	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	523	$49.07	—	$—
Granted	129	71.92	—	—
Vested	(203)	46.06	—	—
Forfeited	(21)	57.40	—	—
Nonvested at December 31, 2014	428	$57.86	—	$—
Granted	163	56.33	32	81.06
Vested	(190)	49.06	—	—
Forfeited	(25)	64.27	—	—
Nonvested at December 31, 2015	376	$57.36	32	$81.06
Granted	271	37.44	126	41.66
Vested	(120)	56.12	—	—
Forfeited	(31)	52.67	—	—
Nonvested at December 31, 2016	496	$48.56	158	$49.55
As of December 31, 2016, we had total remaining unrecognized compensation cost related to unvested restricted awards of $14.4 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2013	185,983,792	53,098,103
Stock options and awards	—	(431,982)
December 31, 2014	185,983,792	52,666,121
Stock options and awards	—	(338,106)
December 31, 2015	185,983,792	52,328,015
Stock options and awards	—	(244,329)
Repurchases of common stock, net	—	210,000
December 31, 2016	185,983,792	52,293,686

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(25.3)	$(6.1)	$(170.5)	$(201.9)
2014 Activity
Other comprehensive income (loss) before reclassifications	(74.7)	3.1	(173.3)	$(244.9)
Amounts reclassified from accumulated other comprehensive income (gain)	49.6	(0.9)	22.3	$71.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications	(96.9)	0.7	(26.4)	$(122.6)
Amounts reclassified from accumulated other comprehensive income (gain)	—	(3.0)	44.1	$41.1

Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications	(46.7)	7.3	(26.9)	$(66.3)
Amounts reclassified from accumulated other comprehensive income (gain)	—	6.0	39.2	$45.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
____________________

(1)	See Note 17 for more information.

(2)	See Note 13 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)			Affected Line Item in the Consolidated Statements of Income
	Year Ended December 31,
(in Millions)	2016	2015	2014
Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	—	—	(49.6)	Discontinued operations, net of income taxes
Derivative instruments:
Foreign currency contracts	$(11.2)	$43.0	$3.0	Costs of sales and services
Energy contracts	(2.3)	(4.8)	1.4	Costs of sales and services
Foreign currency contracts	4.2	(32.5)	(2.9)	Selling, general and administrative expenses
Total before tax	$(9.3)	$5.7	1.5
	3.3	(2.7)	(0.6)	Provision for income taxes
Amount included in net income	$(6.0)	$3.0	0.9

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.8)	$(0.9)	$(2.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(38.4)	(52.2)	(28.9)	Selling, general and administrative expenses
Recognized loss due to settlement	(20.6)	(14.2)	(4.2)	Selling, general and administrative expenses
Total before tax	$(59.8)	$(67.3)	$(35.2)
	20.6	23.2	12.9	Provision for income taxes
Amount included in net income	$(39.2)	$(44.1)	$(22.3)

Total reclassifications for the period	$(45.2)	$(41.1)	$(71.0)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated statements of income.

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

Transactions with Noncontrolling Interest
In 2014 we purchased the remaining 6.25 percent ownership interest from the last remaining non-controlling interest holder of a legal entity within our discontinued FMC Alkali Chemicals division for $95.7 million. See Note 9 for subsequent disposal of this division in 2015.
During the third quarter 2016, we terminated a joint venture in Argentina for which we had a controlling interest. See Note 7 for more information. During the fourth quarter 2016, we also acquired the remaining noncontrolling interest in a joint venture in China.
Dividends and Share Repurchases
On January 19, 2017, we paid dividends totaling $22.1 million to our shareholders of record as of December 31, 2016. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, we paid $88.6 million, $86.4 million and $78.1 million in dividends, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In 2016, we repurchased $11.2 million of shares under the publicly announced repurchase program. At December 31, 2016, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the year ended December 31, 2016, there were 0.6 million potential common shares excluded from Diluted EPS. For the year ended December 31, 2015, we had a net loss from continuing operations attributable to FMC stockholders. As such, all 1.7 million potential common shares were excluded from Diluted EPS. For the year ended December 31, 2014 there were 0.4 million of potential common shares excluded from Diluted EPS.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2016	2015	2014
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$242.8	$(187.4)	$298.2
Discontinued operations, net of income taxes	(33.7)	676.4	9.3
Net income	$209.1	$489.0	$307.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.7)	—	(0.9)
Net income allocable to common stockholders	$208.4	$489.0	$306.6

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.81	$(1.40)	$2.23
Discontinued operations	(0.25)	5.06	0.07
Net income	$1.56	$3.66	$2.30

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.81	$(1.40)	$2.22
Discontinued operations	(0.25)	5.06	0.07
Net income	$1.56	$3.66	$2.29

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,890	133,696	133,327
Weighted average additional shares assuming conversion of potential common shares	648	—	955
Shares – diluted basis	134,538	133,696	134,282

Note 17: Financial Instruments, Risk Management and Fair Value Measurements

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,964.9 million and $2,214.0 million and the carrying amount is $1,893.0 million and $2,148.9 million as of December 31, 2016 and December 31, 2015, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers. See Note 18 for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.
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
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Brazilian Real, the Euro, the Chinese yuan, the Mexican peso and the Argentine peso.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commodity Price Risk
We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas.
Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2016 and December 31, 2015, we had no such swap agreements in place.
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
Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to customers . See Notes 1 and 19 for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of December 31, 2016, we had open foreign currency forward contracts in AOCI in a net after-tax gain position of $4.6 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 29, 2017. At December 31, 2016, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $419.2 million.
As of December 31, 2016, we had current open commodity contracts in AOCI in a net after-tax gain position of $1.4 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At December 31, 2016, we had 2.2 mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately all of the $6.0 million of net after-tax gains, representing both open foreign currency exchange contracts and open commodity contracts, will be realized in earnings during the twelve months ending December 31, 2017 if spot rates in the future are consistent with forward rates as of December 31, 2016. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,466.8 million at December 31, 2016.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2016 and 2015.

	December 31, 2016
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$9.8	$0.8	$10.6	$(6.2)	$4.4
Energy contracts	2.0	—	2.0	—	2.0
Total derivative assets (1)	$11.8	$0.8	$12.6	$(6.2)	$6.4

Foreign exchange contracts	(5.5)	(9.6)	(15.1)	6.2	(8.9)
Energy contracts	—	—	—	—	—
Total derivative liabilities (2)	$(5.5)	$(9.6)	$(15.1)	$6.2	$(8.9)

Net derivative assets (liabilities)	$6.3	$(8.8)	$(2.5)	$—	$(2.5)

	December 31, 2015
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.1	$5.2	$11.3	$(11.3)	$—
Energy contracts	—	—	—	—	—
Total derivative assets (1)	$6.1	$5.2	$11.3	$(11.3)	$—

Foreign exchange contracts	(15.4)	(7.3)	(22.7)	11.3	(11.4)
Energy contracts	(2.0)	—	(2.0)	—	(2.0)
Total derivative liabilities (2)	$(17.4)	$(7.3)	$(24.7)	$11.3	$(13.4)

Net derivative assets (liabilities)	$(11.3)	$(2.1)	$(13.4)	$—	$(13.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Energy	Other	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(7.5)	$0.1	$1.3	$(6.1)
2014 Activity
Unrealized hedging gains (losses) and other, net of tax	6.9	(3.8)	—	3.1
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	—	(0.9)	—	(0.9)
	6.9	(4.7)	—	2.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(0.6)	$(4.6)	$1.3	$(3.9)
2015 Activity
Unrealized hedging gains (losses) and other, net of tax	0.4	0.4	(0.1)	0.7
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(5.9)	2.9	—	(3.0)
	(5.5)	3.3	(0.1)	(2.3)

Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(6.1)	$(1.3)	$1.2	$(6.2)
2016 Activity
Unrealized hedging gains (losses) and other, net of tax	6.1	1.2	—	7.3
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	5.1	1.5	(0.1)	6.5
Ineffective Portion (1)	(0.5)	—	—	(0.5)
	10.7	2.7	(0.1)	13.3

Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$4.6	$1.4	$1.1	$7.1
____________________

(1)	Amounts are included in “Cost of sales and services” and "Interest expense" on the consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2016	2015	2014
Foreign Exchange contracts	Cost of Sales and Services	$(42.7)	$(47.9)	$(2.9)
	Selling, general & administrative (2)	—	(172.1)	(99.6)
Total		$(42.7)	$(220.0)	$(102.5)
____________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent loss on the Cheminova acquisition hedge. See Note 3 within these consolidated financial statements more information.

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

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	4.4	—	4.4	—
Other (2)	25.3	25.3	—	—
Total Assets	$31.7	$25.3	$6.4	$—

Liabilities
Derivatives – Commodities: (1)
Energy contracts	$—	$—	$—	$—
Derivatives – Foreign exchange (1)	8.9	—	8.9	—
Other (3)	31.1	30.5	0.6	—
Total Liabilities	$40.0	$30.5	$9.5	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets including long-term receivables, net” in the consolidated balance sheets.

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

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets including long-term receivables, net” in the consolidated balance sheets.

(3)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2016 and 2015. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2016)
Assets
Impairment of intangibles (1)	$5.9	$—	$—	$5.9	$(1.0)
Total Assets	$5.9	$—	$—	$5.9	$(1.0)

____________________

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1 million to its fair value.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2015)
Assets
Long-lived assets associated with Health and Nutrition activities (1)	35.4	—	—	35.4	(70.5)
Total Assets	$35.4	$—	$—	$35.4	$(70.5)
____________________

(1)
We recorded charges, within our FMC Health and Nutrition segment, to write down the value of certain long-lived assets of approximately to salvage value in the case of fixed assets and fair value in the case of indefinite lived intangible assets. See Note 7 within these consolidated financial statements for more information.

Note 18: Guarantees, Commitments and Contingencies
Guarantees
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2016. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$104.6
Guarantees of vendor financing - long term (1)	1.9
Other debt guarantees (2)	2.2
Total	$108.7
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. The short-term amount is recorded on the consolidated balance sheets as “Guarantees of vendor financing.” The long-term amount is recorded on the consolidated balance sheets within “Other long-term liabilities.”

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commitments
Leases
We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Our capital leases primarily relate to our two research and technology centers in the U.S. and China. Our capital lease asset balances (net of accumulated amortization of $2.6 million and $2.0 million), which are classified as buildings within our property, plant and equipment on our consolidated balance sheets, were $20.1 million and $28.1 million as of December 31, 2016 and 2015, respectively. Amortization of capital lease assets is included within depreciation expense. See Note 20 within these consolidated financial statements for obligations associated with our capital leases.

	Year ended December 31,
(in Millions)	2016	2015	2014
Operating leases rent expense	$22.5	$18.4	$23.2

	Future Minimum Lease Payments
(in Millions)	Operating Leases	Capital Leases
2017	$19.5	$4.4
2018	$22.5	$4.4
2019	$22.9	$4.6
2020	$21.4	$4.6
2021	$15.4	$4.7
Thereafter	$131.2	$30.4

Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $13.2 million. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
Contingencies
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. On May 21, 2015, the ECJ issued its decision, upholding the jurisdiction of the German court. The case is now back before the German judge. We filed a motion to dismiss the proceedings in September 2015. We do not anticipate a response by the court until March 2017. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Canadian antitrust actions. In 2005, after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. The case was largely dormant while the Canadian Supreme Court considered, in different litigation, whether indirect purchasers may recover overcharges in antitrust actions. In October 2013 the Court ruled that such recovery is permissible. Thereafter, the plaintiffs' moved to dismiss certain downstream purchasers (those who purchased products that contain hydrogen peroxide or were made using hydrogen peroxide) from the case and to reduce the class period to November 1, 1998 through December 31, 2003 - thereby eliminating six of the eleven years of the originally certified class period. The Court has approved this request. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.
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
Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments incident to the ordinary course of business. Some of these contingencies are known - for example pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge. Some contingencies are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of our known contingencies, including the matters described in this Note, will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
See Note 10 for the Pocatello tribal litigation, Middleport litigation, and Portland Harbor litigation for legal proceedings associated with our environmental contingencies.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 19: Segment Information

(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue (1)
FMC Agricultural Solutions	$2,274.8	$2,252.9	$2,173.8
FMC Health and Nutrition	743.5	785.5	828.2
FMC Lithium	264.1	238.1	256.7
Total	$3,282.4	$3,276.5	$3,258.7
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$399.9	$363.9	$497.8
FMC Health and Nutrition	191.3	194.7	187.9
FMC Lithium	70.2	23.0	27.2
Segment operating profit (2)	$661.4	$581.6	$712.9
Corporate and other	(83.6)	(62.4)	(71.4)
Operating profit before the items listed below	577.8	519.2	641.5
Interest expense, net	(82.7)	(80.1)	(51.2)
Restructuring and other (charges) income (3)	(107.3)	(244.0)	(56.4)
Non-operating pension and postretirement (charges) income (4)	(25.1)	(35.3)	(10.5)
Business separation cost (5)	—	—	(23.6)
Acquisition related charges (6)	(23.4)	(290.3)	(136.0)
(Provision) benefit for income taxes	(93.9)	(47.4)	(56.2)
Discontinued operations, net of income taxes	(33.7)	676.4	14.5
Net income attributable to noncontrolling interests	(2.6)	(9.5)	(14.6)
Net income attributable to FMC stockholders	$209.1	$489.0	$307.5
____________________

(1)
Our FMC Agricultural Solutions, FMC Health and Nutrition and FMC Lithium segments each have one product line group, and therefore net sales to external customers within each of those segments are included in the table above.

(2)	Referred to as Segment Earnings.

(3)	See Note 7 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Year Ended December 31,
(in Millions)	2016	2015	2014
FMC Agricultural Solutions	$(62.0)	$(123.7)	$4.5
FMC Health and Nutrition	(10.0)	(93.8)	(14.1)
FMC Lithium	(0.6)	(2.7)	—
Corporate	(34.7)	(23.8)	(46.8)
Restructuring and other (charges) income	$(107.3)	$(244.0)	$(56.4)

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

(5)
Charges are associated with the previously planned separation of FMC Corporation into two independent public companies. On September 8, 2014, we announced that we would no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the acquisition of Cheminova; see Note 3 within these consolidated financial statements for more

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

information. These charges are included within "Business separation costs" on our consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions through September 8, 2014.

(6)
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

	Twelve Months Ended
	December 31,
(in Millions)	2016	2015	2014
Acquisition related charges - Cheminova
Legal and professional fees (1)	$23.4	$60.4	$32.2
Unrealized loss/(gain) on hedging purchase price (1)	—	172.1	99.6
Inventory fair value step-up amortization (2)	—	57.8	—

Acquisition related charges - Epax
Inventory fair value step-up amortization (2)	—	—	4.2
Total Acquisition-related charges (3)	$23.4	$290.3	$136.0
____________________
(1)    Included in “Selling, general and administrative expenses” on the consolidated statements of income.
(2)    Included in “Costs of sales and services” on the consolidated statements of income.

(3)	Acquisition-related charges and restructuring charges to integrate Cheminova with Agricultural Solutions were completed at the end of 2016.

(in Millions)	December 31,
	2016	2015
Operating capital employed (1)
FMC Agricultural Solutions	$3,095.8	$3,085.2
FMC Health and Nutrition	1,148.6	1,180.9
FMC Lithium	312.2	312.6
Elimination	—	—
Total operating capital employed	4,556.6	4,578.7
Segment liabilities included in total operating capital employed	1,094.0	1,270.6
Corporate items	488.7	476.6
Total assets	$6,139.3	$6,325.9
Segment assets (2)
FMC Agricultural Solutions	$4,082.7	$4,259.5
FMC Health and Nutrition	1,216.2	1,241.1
FMC Lithium	351.7	348.7
Elimination	—	—
Total segment assets	5,650.6	5,849.3
Corporate items	488.7	476.6
Total assets	$6,139.3	$6,325.9
____________________

(1)
We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	Capital Expenditures (1)			Depreciation and Amortization			Research and Development Expense
	2016	2015	2014	2016	2015	2014	2016	2015	2014
FMC Agricultural Solutions	$23.1	$29.2	$25.4	$80.8	$60.5	$31.0	$131.4	$132.4	$111.8
FMC Health and Nutrition	36.2	50.6	96.8	36.5	38.9	44.9	7.0	7.8	10.0
FMC Lithium	24.4	17.4	45.0	14.8	12.2	13.7	3.1	3.5	4.5
Corporate	47.1	11.3	15.0	5.0	4.1	3.9	—	—	—
Total	$130.8	$108.5	$182.2	$137.1	$115.7	$93.5	$141.5	$143.7	$126.3
___________________

(1)
Cash spending associated with contract manufacturers in our FMC Agricultural Solutions segment, which are not included in the table above was $10.4 million, $14.2 million and $8.1 million for the years ended December 31, 2016. 2015 and 2014, respectively.

Geographic Segment Information

(in Millions)	Year Ended December 31,
	2016	2015	2014
Revenue from continuing operations (by location of customer):
North America (1)	$879.1	$911.1	$908.2
Europe/Middle East/Africa	783.4	623.9	483.7
Latin America (1)	821.4	981.8	1,195.6
Asia Pacific	798.5	759.7	671.2
Total	$3,282.4	$3,276.5	$3,258.7
____________________

(1)
In 2016, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31, 2016, 2015 and 2014 for the U.S. totaled $837.7 million, $853.0 million and $857.7 million and for Brazil totaled $509.4 million, $662.5 million and $926.5 million, respectively.

(in Millions)	December 31,
	2016	2015
Long-lived assets (1):
North America (2)	$595.0	$648.5
Europe/Middle East/Africa (2)	1,588.3	1,720.1
Latin America	407.9	290.9
Asia Pacific	454.1	407.6
Total	$3,045.3	$3,067.1
____________________

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes and assets of discontinued operations held for sale on the consolidated balance sheets.

(2)
The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2016 are the U.S., which totaled $593.7 million, and Denmark, which totaled $645.6 million, respectively. The long-lived assets over the threshold at December 31, 2015 are the U.S which totaled $646.9 million and Denmark which totaled $689.1 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 20: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2016	2015
Prepaid and other current assets
Prepaid insurance	$8.0	$8.8
Tax related items including value added tax receivables	124.6	105.3
Environmental obligation recoveries (Note 10)	8.4	6.1
Derivative assets (Note 17)	6.4	—
Argentina government receivable (1)	5.1	18.7
Other prepaid and current assets	101.0	102.8
Total	$253.5	$241.7

(in Millions)	December 31,
	2016	2015
Other Assets
Non-current receivables (Note 8)	$123.5	$90.6
Advance to contract manufacturers	75.1	69.0
Capitalized software, net	34.8	36.5
Environmental obligation recoveries (Note 10)	18.8	17.1
Argentina government receivable (1)	41.7	52.5
Income taxes deferred charges	80.6	65.6
Deferred compensation arrangements	25.3	25.4
Other long-term assets	71.5	78.4
Total	$471.3	$435.1
____________________

(1)
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Lithium segments. At December 31, 2016 and 2015, $39.1 million and $50.3 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accrued and other liabilities	December 31,
(in Millions)	2016	2015
Restructuring reserves (Note 7)	$17.6	$15.6
Dividend payable (Note 15)	22.1	22.1
Accrued payroll	60.2	49.8
Environmental reserves, current, net of recoveries (Note 10)	60.3	59.1
Derivative liabilities (Note 17)	8.9	13.4
Other accrued and other liabilities	205.8	177.6
Total	$374.9	$337.6

Other long-term liabilities	December 31,
(in Millions)	2016	2015
Asset retirement obligations, long-term (Note 1)	$1.8	$1.7
Contingencies related to uncertain tax positions (Note 11)	121.1	97.1
Deferred compensation arrangements	30.5	29.1
Self insurance reserves (primarily workers' compensation)	9.9	11.2
Lease obligations	28.0	34.3
Reserve for discontinued operations (Note 9)	48.6	46.1
Guarantees of vendor financing (Note 18)	1.9	25.7
Other long-term liabilities	53.3	33.6
Total	$295.1	$278.8

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 21: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2016				2015
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$798.8	$810.3	$807.7	$865.6	$659.4	$887.1	$830.7	$899.3
Gross margin	281.4	301.3	279.5	337.6	250.7	305.8	220.3	298.6
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	106.5	124.8	115.1	75.1	(96.1)	100.5	0.5	(55.1)
Income (loss) from continuing operations (1)	54.8	72.8	82.6	53.6	(61.1)	58.1	5.4	(180.3)
Discontinued operations, net of income taxes	(6.1)	(5.8)	(3.0)	(18.8)	15.6	688.2	(5.0)	(22.4)
Net income (loss)	48.7	67.0	79.6	16.4	(45.5)	746.3	0.4	(202.7)
Less: Net income (loss) attributable to noncontrolling interests	0.4	1.8	(0.1)	0.5	1.3	4.0	2.8	1.4
Net income (loss) attributable to FMC stockholders	$48.3	$65.2	$79.7	$15.9	$(46.8)	$742.3	$(2.4)	$(204.1)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$54.4	$71.0	$82.7	$34.7	$(62.4)	$54.1	$2.6	$(181.7)
Discontinued operations, net of income taxes	(6.1)	(5.8)	(3.0)	(18.8)	15.6	688.2	(5.0)	(22.4)
Net income (loss)	$48.3	$65.2	$79.7	$15.9	$(46.8)	$742.3	$(2.4)	$(204.1)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.41	$0.53	$0.62	$0.26	$(0.47)	$0.40	$0.02	$(1.36)
Discontinued operations	(0.05)	(0.04)	(0.03)	(0.14)	0.12	5.14	(0.04)	(0.17)
Basic net income (loss) per common share (1)	$0.36	$0.49	$0.59	$0.12	$(0.35)	$5.54	$(0.02)	$(1.53)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.41	$0.53	$0.61	$0.26	$(0.47)	$0.40	$0.02	$(1.36)
Discontinued operations	(0.05)	(0.04)	(0.02)	(0.14)	0.12	5.12	(0.04)	(0.17)
Diluted net income (loss) per common share (2)	$0.36	$0.49	$0.59	$0.12	$(0.35)	$5.52	$(0.02)	$(1.53)
Weighted average shares outstanding:
Basic	133.8	133.9	134.0	133.9	133.6	133.7	133.8	133.7
Diluted	134.3	134.6	134.7	134.8	133.6	134.4	134.4	133.7
 ____________________

(1)
In the fourth quarter of 2015, we recorded significant restructuring charges associated with both our Seal Sands facility and Cheminova. Both of these are described in more detail in Note 7.  Additionally, our results for the fourth quarter of 2015, were favorably impacted by $4.8 million after-tax or $0.03 per diluted share related to a cost of sale adjustment for the elimination of inter-company profit in inventory.  This adjustment related to third quarter of 2015.

(2)	The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2017

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2016, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2017

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

		Provision /(Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write- offs (1)	Balance, End of Year
December 31, 2016
Reserve for doubtful accounts (2)	$43.1	22.1	—	1.7	$66.9
Deferred tax valuation allowance	$272.5	23.0	(3.4)	—	$292.1
December 31, 2015
Reserve for doubtful accounts (2)	$37.2	5.9	—	—	$43.1
Deferred tax valuation allowance	$125.3	146.8	0.4	—	$272.5
December 31, 2014
Reserve for doubtful accounts	$30.1	8.7	—	(1.6)	$37.2
Deferred tax valuation allowance	$108.2	17.3	(0.2)	—	$125.3
____________________

(1)	Write-offs are net of recoveries.

(2)	Includes short term and long-term portion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 25, 2017 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporate herein by reference in response to this Item 10.

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
The information contained in the section titled “V. Security Ownership of FMC Corporation” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, and in the section of the Proxy Statement titled "Equity Compensation Plan Information" under "Proposal 5 - Approval of Amendment and Restatement of the FMC Corporation Incentive Compensation and Stock Plan" relating to securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this Item 12.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2016, 2015 and 2014	108
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

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through May 23, 2013 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 30, 2013)

3.2	Restated By-Laws of FMC Corporation as of December 22, 2016

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
Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2014)

*10.1d
Amendment No. 2, dated as of March 24, 2016, to the Amended and Restated Credit Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2016)

*10.1e
Amendment No. 2, dated as of March 24, 2016, to the Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2016)

*10.2
Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to the Quarterly Report on Form 10-Q/A filed on November 8, 2005)

†*10.3	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009 (Exhibit 10.4 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.3.a	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant (Exhibit 10.4.a to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.3.b	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Retainer (Exhibit 10.4.b to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.4	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to the Annual Report on Form 10-K filed on February 23, 2009)

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

†10.7.f	Sixth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of March 26, 2009

†10.7.g	Seventh Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, dated January 24, 2017

†10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through February 25, 2016

†10.8a	Form of Employee Restricted Stock Unit Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

†10.8b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

†10.8c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

*10.8d
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8d to the Quarterly Report on Form 10-Q filed on May 3, 2016)

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

†10.13	Amended and Restated Executive Severance Agreement, entered into as of November 5, 2014, by and between FMC Corporation and Eric Norris

*10.14	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

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

†*10.16.a
Amendment to October 23, 2009 Letter Agreement, dated November 6, 2012, between FMC Corporation and Pierre Brondeau. (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2012)

†*10.17	Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Paul W. Graves. (Exhibit 10.3 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2012)

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File
* Incorporated by reference
† Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Optional disclosure, not included in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FMC CORPORATION
(Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	Executive Vice President and Chief Financial Officer	February 28, 2017

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2017

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 28, 2017

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 28, 2017

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 28, 2017

/S/ C. SCOTT GREER C. Scott Greer	Director	February 28, 2017

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 28, 2017

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 28, 2017

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 28, 2017

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 28, 2017

/S/ WILLIAM H. POWELL William H. Powell	Director	February 28, 2017

/S/ MARGARETH OVRUM Margareth Ovrum	Director	February 28, 2017

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 28, 2017

INDEX OF EXHIBITS FILED WITH THE
FORM 10-K OF FMC CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Exhibit Description
3.2	Restated By-Laws of FMC Corporation as of December 22, 2016

10.7.f	Sixth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of March 26, 2009

10.7.g	Seventh Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, dated January 24, 2017

10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through February 25, 2016

10.8a	Form of Employee Restricted Stock Unit Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

10.8b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

10.8c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

10.13	Amended and Restated Executive Severance Agreement, entered into as of November 5, 2014, by and between FMC Corporation and Eric Norris

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File