Form 10-Q
period 2017-03-31
FMC CORP
filed 2017-05-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

		EMERGING GROWTH COMPANY	☐

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT.

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

Class	Outstanding at March 31, 2017
Common Stock, par value $0.10 per share	134,001,527

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Three Months Ended March 31
	2017	2016
	(unaudited)
Revenue	$596.0	$606.4
Costs and Expenses
Costs of sales and services	379.8	390.4
Gross margin	216.2	216.0
Selling, general and administrative expenses	109.7	110.1
Research and development expenses	28.2	34.2
Restructuring and other charges (income)	8.3	9.5
Total costs and expenses	526.0	544.2
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	70.0	62.2
Equity in (earnings) loss of affiliates	(0.1)	—
Interest expense, net	15.7	15.8
Income (loss) from continuing operations before income taxes	54.4	46.4
Provision (benefit) for income taxes	9.4	20.4
Income (loss) from continuing operations	45.0	26.0
Discontinued operations, net of income taxes	(168.8)	22.7
Net income (loss)	(123.8)	48.7
Less: Net income attributable to noncontrolling interests	0.4	0.4
Net income (loss) attributable to FMC stockholders	$(124.2)	$48.3
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$44.5	$25.6
Discontinued operations, net of income taxes	(168.7)	22.7
Net income (loss) attributable to FMC stockholders	$(124.2)	$48.3
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.33	$0.19
Discontinued operations	(1.26)	0.17
Net income (loss) attributable to FMC stockholders	$(0.93)	$0.36
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.33	$0.19
Discontinued operations	(1.25)	0.17
Net income (loss) attributable to FMC stockholders	$(0.92)	$0.36
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Three Months Ended March 31
	2017	2016
	(unaudited)
Net income (loss)	$(123.8)	$48.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	43.2	52.3
Total foreign currency translation adjustments (1)	43.2	52.3

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($2.1) and ($0.8) for the three months ended March 31, 2017 and 2016, respectively	1.1	2.3
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.2) and $1.2 for the three months ended March 31, 2017 and 2016, respectively (3)	(0.5)	2.4
Total derivative instruments, net of tax of ($2.3) and $0.4 for the three months ended March 31, 2017 and 2016, respectively	0.6	4.7

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $2.7 and zero for the three months ended March 31, 2017 and 2016, respectively (2)	4.4	—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $2.6 and $3.6 for the three months ended March 31, 2017 and 2016, respectively (3)	4.9	6.3
Total pension and other postretirement benefits, net of tax of $5.3 and $3.6 for the three months ended March 31, 2017 and 2016, respectively	9.3	6.3

Other comprehensive income (loss), net of tax	53.1	63.3
Comprehensive income (loss)	$(70.7)	$112.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.6	0.5
Comprehensive income (loss) attributable to FMC stockholders	$(71.3)	$111.5
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely, however, see Note 15 regarding the impact from the expected sale of our discontinued FMC Health and Nutrition segment on certain of these foreign subsidiaries.

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the three months ended March 31, 2017 due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 14 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$96.1	$64.2
Trade receivables, net of allowance of $24.8 in 2017 and $17.6 in 2016	1,630.6	1,692.5
Inventories	526.4	478.9
Prepaid and other current assets	248.0	232.1
Current assets of discontinued operations held for sale	1,053.1	381.5
Total current assets	$3,554.2	$2,849.2
Investments	1.0	1.0
Property, plant and equipment, net	535.1	538.1
Goodwill	500.8	498.7
Other intangibles, net	734.6	719.9
Other assets including long-term receivables, net	475.2	461.1
Deferred income taxes	235.4	242.1
Noncurrent assets of discontinued operations held for sale	—	829.2
Total assets	$6,036.3	$6,139.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$217.3	$94.2
Accounts payable, trade and other	390.9	317.4
Advance payments from customers	30.1	239.8
Accrued and other liabilities	258.0	303.3
Accrued payroll	39.9	55.2
Accrued customer rebates	321.5	246.7
Guarantees of vendor financing	85.8	104.5
Accrued pension and other postretirement benefits, current	7.1	7.1
Income taxes	19.1	11.0
Current liabilities of discontinued operations held for sale	119.1	59.0
Total current liabilities	$1,488.8	$1,438.2
Long-term debt, less current portion	1,790.4	1,798.8
Accrued pension and other postretirement benefits, long-term	122.4	137.3
Environmental liabilities, continuing and discontinued	293.9	306.4
Deferred income taxes	137.0	130.4
Other long-term liabilities	312.4	287.1
Long-term liabilities of discontinued operations held for sale	—	48.1
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2017 or 2016	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2017 and 2016	18.6	18.6
Capital in excess of par value of common stock	428.9	418.6
Retained earnings	3,359.1	3,505.5
Accumulated other comprehensive income (loss)	(425.5)	(478.4)
Treasury stock, common, at cost - 2017: 51,982,265 shares, 2016: 52,293,686 shares	(1,503.8)	(1,506.6)
Total FMC stockholders’ equity	$1,877.3	$1,957.7
Noncontrolling interests	14.1	35.3
Total equity	$1,891.4	$1,993.0
Total liabilities and equity	$6,036.3	$6,139.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31
	2017	2016
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(123.8)	$48.7
Discontinued operations	168.8	(22.7)
Income (loss) from continuing operations	$45.0	$26.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	23.6	24.9
Equity in (earnings) loss of affiliates	(0.1)	—
Restructuring and other charges (income)	8.3	9.5
Deferred income taxes	4.8	(2.5)
Pension and other postretirement benefits	(2.3)	3.8
Share-based compensation	6.3	6.2
Excess tax benefits from share-based compensation	—	(0.3)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	78.8	103.1
Guarantees of vendor financing	(2.6)	29.7
Inventories	(37.9)	(62.5)
Accounts payable, trade and other	68.0	103.9
Advance payments from customers	(209.9)	(199.2)
Accrued customer rebates	72.3	79.8
Income taxes	1.1	15.2
Pension and other postretirement benefit contributions	(0.9)	(1.1)
Environmental spending, continuing, net of recoveries	(9.6)	(2.7)
Restructuring and other spending	(2.1)	(6.0)
Change in other operating assets and liabilities, net (1)	(112.8)	(65.5)
Cash provided (required) by operating activities of continuing operations	$(70.0)	$62.3
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(5.1)	(3.6)
Other discontinued reserves	(9.5)	(5.4)
Operating activities of discontinued operations	49.7	46.7
Cash provided (required) by operating activities of discontinued operations	$35.1	$37.7

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31
	2017	2016
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(8.7)	$(34.9)
Proceeds from disposal of property, plant and equipment	0.8	—
Other investing activities	(17.0)	(2.8)
Cash provided (required) by investing activities of continuing operations	$(24.9)	$(37.7)
Cash provided (required) by investing activities of discontinued operations:
Other discontinued investing activities	(6.2)	(6.5)
Cash provided (required) by investing activities of discontinued operations	$(6.2)	$(6.5)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	120.1	2.4
Repayments of long-term debt	(0.7)	(50.3)
Financing fees	(8.5)	(0.7)
Issuances of common stock, net	9.6	0.6
Excess tax benefits from share-based compensation	—	0.3
Transactions with noncontrolling interests	(0.5)	—
Dividends paid (2)	(22.1)	(22.1)
Other repurchases of common stock	(1.4)	(1.2)
Cash provided (required) by financing activities of continuing operations	$96.5	$(71.0)
Effect of exchange rate changes on cash and cash equivalents	1.4	0.9
Increase (decrease) in cash and cash equivalents	31.9	(14.3)
Cash and cash equivalents, beginning of period	64.2	78.6
Cash and cash equivalents, end of period	$96.1	$64.3

(2)	See Note 13 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $22.0 million and $23.7 million, and income taxes paid, net of refunds were $3.4 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively. Net interest payments of $5.3 million and $5.7 million and tax payments, net of refunds of $1.4 million and $0.7 million were allocated to discontinued operations for the three months ended March 31, 2017 and 2016, respectively. Non-cash additions to property, plant and equipment were $3.1 million and $7.1 million for the three months ended March 31, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2017 and 2016, cash flows for the three months ended March 31, 2017 and 2016, and our financial positions as of March 31, 2017 and December 31, 2016. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, and the related condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016 (the “2016 10-K”).

FMC Health and Nutrition:
In March 2017, as a result of the expected transaction with E. I. du Pont de Nemours and Company (“DuPont") and further discussed in Note 3, our FMC Health and Nutrition segment was classified as a discontinued operation. For more information on our discontinued operations see Note 10. We have recast all the data within this filing to present FMC Health and Nutrition as a discontinued operation retrospectively for all periods presented.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU provides requirements for presentation and disclosure of service and other components of net benefit cost on the financial statements. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date).  We believe the adoption will not have a material impact on our consolidated financial statements other than potential disclosure requirements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017.  We believe the adoption will not have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Under the new guidance, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date), with early adoption permitted only in the first quarter of a fiscal year. Based on an initial assessment, we believe the adoption will not have a material impact on our consolidated financial statements.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

In June 2016, the FASB issued No. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (i.e. a January 1, 2018 effective date), and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  We are evaluating the effect the guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We intend to adopt this standard for interim and annual periods beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). The standard permits the use of either the retrospective or cumulative effect transition method. We expect to apply the modified retrospective adoption method. While, we are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, in the fourth quarter of 2016, we performed an initial impact assessment by analyzing certain of our existing material revenue transactions and arrangements, and do not expect material changes to our current policies related to the timing of revenue recognition and the accounting for costs; however the standard will impact our disclosures by potentially requiring further disaggregation of revenue. Also, due to the recently announced agreement with DuPont, we expect to perform further impact assessments subsequent to the closing of the expected transaction.

Recently adopted accounting guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years (i.e. a January 1, 2017 effective date).  We adopted this standard prospectively beginning in 2017. The adoption impacted our recognition of excess tax benefit, which is recorded within provision for income taxes on the condensed consolidated statements of income. Additionally, the presentation of excess tax benefit on our condensed consolidated statements of cash flows was impacted as it is now shown within cash flows from operating activities. The excess tax benefit recognized within provision for income taxes for the three months ended March 31, 2017 was approximately $0.6 million.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not impact inventory measured using last-in, first-out. This standard was effective for annual reporting periods beginning after December 15, 2016, (i.e. a January 1, 2017 effective date). We have adopted this standard beginning in 2017. The adoption did not have an impact on the condensed consolidated financial statements.

Note 3: Acquisitions
DuPont Crop Protection
On March 31, 2017, we entered into a definitive Transaction Agreement (the “Transaction Agreement”) with E. I. du Pont de Nemours and Company (“DuPont”). Pursuant to the terms and conditions set forth in the Transaction Agreement, (1) we have agreed to purchase certain assets relating to DuPont’s Crop Protection business and research and development organization (the"Acquisition") and (2) DuPont has agreed to purchase FMC Health and Nutrition, excluding our Omega-3 business. Additionally, we will pay DuPont $1.2 billion in cash (subject to certain adjustments set forth in the Transaction Agreement), which reflects the difference in negotiated value between the divested businesses. We expect to complete the transactions in the fourth quarter of 2017. Refer to Note 10.
Also, on March 27, 2017, in connection with the Transaction Agreement, we entered into a commitment letter (the “Commitment Letter”) with Citigroup Global Markets Inc. (collectively with certain of its affiliates, the “Commitment Party”). The Commitment Letter provides that, in connection with the Transactions and subject to the conditions set forth in the Commitment Letter, the Commitment Party will commit to provide to the Company, among other things, a $1.5 billion 364-day bridge term loan and, in certain circumstances, a $1.5 billion revolving credit facility and a $750 million term loan facility. Fees incurred to secure these commitments of approximately $8.5 million have been deferred and are being amortized over the term of the applicable arrangements.

On May 2, 2017, the financing available under the Commitment Letter was terminated and replaced by a $1.5 billion term loan facility and an amended and restated $1.5 billion revolving credit facility. Approximately $3.8 million of the deferred fees associated with the Commitment Letter will be expensed in the second quarter of 2017 and presented within selling, general and administrative within our condensed consolidated statements of income (loss) consistent with other acquisition-related costs. The remaining fees have been capitalized in combination with the term loan facility. The details of the term loan facility and the revolving credit facility are provided in Note 9 within these condensed consolidated financial statements.
Acquisition-related charges
Pursuant to US GAAP, costs incurred associated with the planned or completed acquisitions are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended March 31
(in Millions)	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$9.2	$—
Acquisition-related charges - Cheminova (2)
Legal and professional fees (1)	—	7.4
Total acquisition-related charges (3)	$9.2	$7.4

Restructuring charges and asset disposals
Cheminova restructuring	—	3.0
Total Cheminova restructuring charges (3) (4)	$—	$3.0

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs and integration-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	For more information on the acquisition-related charges for Cheminova, refer to Note 3 to the consolidated financial statements included with our 2016 Form 10-K.

(3)	Acquisition-related charges and restructuring charges to integrate Cheminova with Agricultural Solutions were completed at the end of 2016.

(4)	See Note 8 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2016	$498.7	$—	$498.7
Acquisitions	—	—	—
Foreign currency adjustments	2.1	—	2.1
Balance, March 31, 2017	$500.8	$—	$500.8
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2017.

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2017			December 31, 2016
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$366.5	$(49.1)	$317.4	$356.9	$(43.7)	$313.2
Patents	2.2	(0.5)	1.7	2.2	(0.4)	1.8
Brands (1)	14.1	(5.0)	9.1	13.6	(4.7)	8.9
Purchased and licensed technologies	55.7	(25.9)	29.8	60.3	(30.1)	30.2
Other intangibles	2.8	(2.0)	0.8	2.9	(1.9)	1.0
	$441.3	$(82.5)	$358.8	$435.9	$(80.8)	$355.1

Intangible assets not subject to amortization (indefinite-lived)
Brands (1) (2)	$374.4		$374.4	$363.4		$363.4
In-process research & development	1.4		1.4	1.4		1.4
	$375.8		$375.8	$364.8		$364.8
Total intangible assets	$817.1	$(82.5)	$734.6	$800.7	$(80.8)	$719.9
(1)     Represents brand portfolios, trademarks, trade names and know-how.

(2)	The majority of the Brands intangible asset in the table above relates to our proprietary brand portfolio.

At March 31, 2017, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite-lived
FMC Agricultural Solutions	$357.8	$375.8
FMC Lithium	1.0	—
Total	$358.8	$375.8

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31
(in Millions)	2017	2016
Amortization expense	$5.1	$5.9
The full year estimated pre-tax amortization expense for each of the five years ending December 31, 2017 to 2021 is $22.1 million, $22.0 million, $21.8 million, $21.7 million and $20.8 million, respectively.

Note 5: Receivables

The following table displays a roll-forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2015	$13.9
Additions - charged to expense	9.8
Transfer (to) from allowance for credit losses (see below)	(7.8)
Net recoveries and write-offs	1.7
Balance, December 31, 2016	17.6
Additions - charged to expense	1.8
Transfer (to) from allowance for credit losses (see below)	3.1
Net recoveries and write-offs	2.3
Balance, March 31, 2017	$24.8

The company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $143.4 million as of March 31, 2017. These long-term customer receivable balances and the corresponding allowance are included in "Other assets" on the condensed consolidated balance sheet.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2015	$29.2
Additions - charged to expense	12.1
Transfer (to) from allowance for doubtful accounts (see above)	7.8
Net Recoveries and write-offs	—
Balance, December 31, 2016	$49.1
Additions - charged to expense	1.8
Transfer (to) from allowance for doubtful accounts (see above)	(3.1)
Net Recoveries and write-offs	0.1
Balance, March 31, 2017	$47.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2017	December 31, 2016
Finished goods	$223.5	$220.1
Work in process	249.4	219.3
Raw materials, supplies and other	180.7	166.7
First-in, first-out inventory	$653.6	$606.1
Less: Excess of first-in, first-out cost over last-in, first-out cost	(127.2)	(127.2)
Net inventories	$526.4	$478.9

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2017	December 31, 2016
Property, plant and equipment	$934.7	$921.6
Accumulated depreciation	(399.6)	(383.5)
Property, plant and equipment, net	$535.1	$538.1

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended March 31
(in Millions)	2017	2016
Restructuring charges and asset disposals	$—	$3.0
Other charges (income), net	8.3	6.5
Total restructuring and other charges	$8.3	$9.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restructuring charges and asset disposals
There were no restructuring charges or asset disposal activities in our continuing operations during the three months ended March 31, 2017. For detail on restructuring activities which commenced prior to 2017, see Note 7 to our consolidated financial statements included with our 2016 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Asset Disposal Charges (2)	Total
Cheminova restructuring	$1.8	$1.2	$3.0
Three months ended March 31, 2016	$1.8	$1.2	$3.0
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/16 (3)	Change in reserves (4)	Cash payments	Other	Balance at 3/31/17 (3)
Cheminova restructuring	$11.1	$—	$(2.0)	$0.2	$9.3
Other workforce related and facility shutdowns (1)	1.4	—	(0.1)	—	1.3
Restructuring activities related to discontinued operations (2)	3.4	1.9	(4.9)	—	0.4
Total	$15.9	$1.9	$(7.0)	$0.2	$11.0
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued reserves" on the condensed consolidated statements of cash flows.

(3)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(4)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long term assets and are not included in the above tables.

Other charges (income), net

	Three Months Ended March 31
(in Millions)	2017	2016
Environmental charges, net	$2.3	$6.6
Argentina devaluation	—	4.2
Other items, net	6.0	(4.3)
Other charges (income), net	$8.3	$6.5
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details.
Argentina Devaluation

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Other items, Net
Other items, net for the three months ended March 31, 2017 primarily relate to exit costs resulting from the termination and deconsolidation of our interest in a variable interest entity that was previously consolidated and was part of our our FMC Agricultural Solutions segment.

Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2017	December 31, 2016
Short-term foreign debt (1)	$91.1	$85.5
Commercial paper (2)	123.8	6.3
Total short-term debt	$214.9	$91.8
Current portion of long-term debt	2.4	2.4
Short-term debt and current portion of long-term debt	$217.3	$94.2
____________________

(1)
At March 31, 2017, the average interest rate on the borrowings was 8.6%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

(2)    At March 31, 2017, the average effective interest rate on the borrowings was 1.17%.

Long-term debt:

(in Millions)	March 31, 2017
	Interest Rate Percentage	Maturity Date	March 31, 2017	December 31, 2016
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.1 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $1.3 and $1.4, respectively)	3.95 - 5.2%	2019 - 2024	998.7	998.6
Term Loan Facility	2.2%	2020	750.0	750.0
Credit Facility (1)	3.4%	2019	—	—
Foreign debt	0 - 4.0%	2018 - 2024	10.0	10.7
Debt issuance cost			(17.5)	(9.7)
Total long-term debt			$1,792.8	$1,801.2
Less: debt maturing within one year			2.4	2.4
Total long-term debt, less current portion			$1,790.4	$1,798.8
____________________

(1)	Letters of credit outstanding under our Credit Facility totaled $128.8 million and available funds under this facility were $1,247.3 million at March 31, 2017.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Commitment Letter
On March 27, 2017, we entered into a commitment letter, that provide for a $1.5 billion 364-day bridge term loan and, in certain circumstances, a $1.5 billion revolving credit facility and a $750 million term loan facility in connection with the Transaction Agreement with DuPont. The proceeds will be used to finance the Acquisition associated with the Transaction Agreement as well as to pay fees and expenses incurred in connection with the Acquisition and the other expected transactions contemplated by or related to the Acquisition.
Subsequent Events
New Term Loan Facility
On May 2, 2017, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $1.5 billion (the “New Term Loan Facility”) to fund the Transaction Agreement with DuPont. The New Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the New Term Loan Facility will be available in one or more drawings on the closing date of the New Term Loan Facility, which will be substantially concurrent with the closing of the expected transaction with DuPont. The scheduled maturity of the New Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the expected transaction with DuPont as well as to pay fees and expenses incurred in connection with the expected transaction and the other expected transactions contemplated by or related to the expected transaction with DuPont or the New Term Loan Facility.
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
We are required to pay a commitment fee on the average daily unused amount from May 2, 2017 until the date on which all commitments are terminated, payable quarterly, at a rate per annum equal to an applicable percentage in effect from time to time for commitment fees. The initial commitment fee is 0.15 percent per annum. The applicable margin and the commitment fee are subject to adjustment as provided in the Term Loan Agreement.
The Term Loan Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. Fees incurred to secure the New Term Loan Facility have been deferred and will be amortized over the term of the arrangement.
On May 2, 2017, we amended our existing Term Loan Facility. Among other things, the amendment amended the maximum leverage ratio financial covenant.
Revolving Credit Facility
On May 2, 2017 we entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The unsecured Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the "Revolving Credit Facility"). The current termination date of the Revolving Credit Facility is May 2, 2022.
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of 1 percent; and the Eurocurrency rate for a one-month period plus 1 percent. We are also required to pay a facility fee on the average daily amount (whether used or unused) at a rate per annum equal to an applicable percentage in effect from time to time for the facility fee, as determined in accordance with the provisions of the Revolving Credit Agreement. The initial facility fee is 0.15 percent per annum. The applicable margin and the facility fee are subject to adjustment as provided in the Revolving Credit Agreement.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated New Term Loan Facility discussed above along with certain other changes to permit the expected transaction.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2017, was 3.2 which is below the maximum leverage of 4.0 at March 31, 2017. Our actual interest coverage for the four consecutive quarters ended March 31, 2017, was 8.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2017.

Note 10: Discontinued Operations
FMC Health and Nutrition:
On March 31, 2017, we signed a definitive agreement to sell FMC Health and Nutrition, excluding the Omega-3 business, as part of the Transaction Agreement with DuPont. Refer to Note 3 for more details. We expect the sale to be completed in the fourth quarter of 2017, subject to the closing of the merger between DuPont and Dow Corporation and customary regulatory approvals and closing conditions. We have concluded, as a result of the signing of the Transaction Agreement, that FMC Health and Nutrition, excluding the Omega-3 business, has met the criteria to be an asset held for sale. Due to the strategic shift as a result of exiting the Health and Nutrition business, FMC Health and Nutrition has been presented as a discontinued operation in accordance with U.S. GAAP.
As part of the strategic shift to exit the Health and Nutrition business, we are pursuing the sale of the Omega-3 business and believe it is probable it will be sold within one year. We have concluded that the Omega-3 business also met the criteria to be an asset held for sale and therefore has been presented as a discontinued operation in accordance with U.S. GAAP.
Assets held for sale under U.S. GAAP are required to be reported at the lower of carrying value or fair value, less costs to sell.  We expect a significant gain on the FMC Health and Nutrition assets to be sold to DuPont and therefore these assets held for sale are reported at their carrying value.  However, the fair value of the Omega-3 business, which was previously part of the broader FMC Health and Nutrition reporting unit, is significantly less than its carrying value, which includes accumulated foreign currency translation adjustments that would be reclassified to earnings upon completion of sale.  As a result, we recorded an impairment charge of approximately $185 million ($165 million, net of tax).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The results of our discontinued FMC Health and Nutrition operations are summarized below:

(in Millions)	Three Months Ended March 31
	2017	2016
Revenue	$176.7	$192.4
Costs of sales and services	111.4	127.0
Income (loss) from discontinued operations before income taxes (1)	35.5	39.3
Provision for income taxes (2)	26.7	10.5
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments	$8.8	$28.8
Divestiture related costs of discontinued operations of FMC Health and Nutrition, net of income taxes	(6.2)	—
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (3)	(164.7)	—
Discontinued operations of FMC Health and Nutrition, net of income taxes	(162.1)	28.8
Less: Discontinued operations of FMC Health and Nutrition attributable to noncontrolling interests	(0.1)	—
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$(162.0)	$28.8
____________________

(1)
For the three months ended March 31, 2017 and 2016, amounts include $5.0 million and $5.0 million of allocated interest expense, $1.8 million and $2.9 million of restructuring and other charges (income), and $3.9 million and $0.0 million of a pension curtailment charge, respectively. See Note 14 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)	Includes the accrual for income taxes of $17.8 million associated with unremitted earnings of foreign H&N subsidiaries held for sale. Refer to Note 15 for more information.

(3)
Represents the impairment charge of approximately $185 million ($165 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

(in Millions)	March 31, 2017	December 31, 2016
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$403.9	$381.5
Property, plant & equipment (1)	467.1	464.0
Goodwill (1)	286.7	278.8
Other intangibles, net (1)	74.1	73.5
Other non-current assets (1)	6.0	12.9
Total assets of discontinued operations held for sale (2)	$1,237.8	$1,210.7
Liabilities
Current liabilities of discontinued operations held for sale	(108.6)	(59.0)
Noncurrent liabilities of discontinued operations held for sale (1)	(10.5)	(48.1)
Total liabilities of discontinued operations held for sale (2)	$(119.1)	$(107.1)
Total net assets before adjustment to Omega-3 assets held for sale	$1,118.7	$1,103.6
Adjustment to Omega-3 assets held for sale	(184.7)	—
Total net assets	$934.0	$1,103.6
____________________

(1)	Presented as "Noncurrent assets / Long-term liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of December 31, 2016.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(2)	Presented as "Current assets / liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of March 31, 2017.

Discontinued operations include the results of FMC Health and Nutrition as well as provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31
	2017	2016
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $1.3 and $0.9 for the three months ended March 31, 2017 and 2016, respectively (1)	$(0.4)	$(0.4)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.0 and $1.2 for the three months ended March 31, 2017 and 2016, respectively (2)	(2.8)	(3.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.9 and $1.6 for the three months ended March 31, 2017 and 2016, respectively	(3.5)	(2.7)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($5.1) and $10.5 for the three months ended March 31, 2017 and 2016, respectively	(162.1)	28.8
Discontinued operations, net of income taxes	$(168.8)	$22.7
____________________

(1)	See a roll forward of our restructuring reserves in Note 8.

(2)	See a roll forward of our environmental reserves, as well as, discussion on significant environmental issues that occurred during the 2017 in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2016	$378.1	$(11.4)	$366.7
Provision/(benefit)	6.1	—	6.1
(Spending)/recoveries	(15.7)	—	(15.7)
Foreign currency translation adjustments	1.3	—	1.3
Net change	(8.3)	—	(8.3)
Total environmental reserves at March 31, 2017	$369.8	$(11.4)	$358.4

Environmental reserves, current (1)	65.3	(0.8)	64.5
Environmental reserves, long-term (2)	304.5	(10.6)	293.9
Total environmental reserves at March 31, 2017	$369.8	$(11.4)	$358.4
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at March 31, 2017. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets" in the condensed consolidated balance sheets.

(in Millions)	12/31/2016	Increase in Recoveries	Cash Received	3/31/2017
Environmental recoveries	$27.2	—	(1.0)	$26.2

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31
(in Millions)	2017	2016
Environmental provisions, net - recorded to liabilities (1)	$6.1	$12.6
Environmental provisions, net - recorded to assets (2)	—	(1.8)
Environmental provision, net	$6.1	$10.8

Continuing operations (3)	2.3	6.6
Discontinued operations (4)	3.8	4.2
Environmental provision, net	$6.1	$10.8
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2016 Form 10-K. See Note 10 to our consolidated financial statements in our 2016 Form 10-K for a description of significant updates to material environmental sites.  There have been no significant updates since the information included in our 2016 Form 10-K other than the update provided below.

Middleport
In the federal court action before the United States District Court for the Western District of New York, FMC responded to the Court’s dismissal of FMC’s action by filing a Motion to Vacate Judgment and For Leave to Amend Complaint on March 2, 2017. The purpose of this motion is to allow FMC to amend its Complaint to add a citizen’s suit under RCRA against the United States for EPA’s failure to perform its non-discretionary duties under the 1991 Administrative Order on Consent ("AOC"). Simultaneously, FMC served EPA with a 60-day notice letter, which is a procedural precursor to filing the citizen’s suit complaint.
As disclosed in our 2016 Form 10-K, our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended Corrective Action Management Alternatives ("CMA").

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2017 and 2016 there were 0.7 million and 1.9 million potential common shares excluded from Diluted EPS, respectively.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31
	2017	2016
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$44.5	$25.6
Discontinued operations, net of income taxes	(168.7)	22.7
Net income (loss) attributable to FMC stockholders	$(124.2)	$48.3
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	(0.1)
Net income (loss) allocable to common stockholders	$(124.4)	$48.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.33	$0.19
Discontinued operations	(1.26)	0.17
Net income (loss) attributable to FMC stockholders	$(0.93)	$0.36

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.33	$0.19
Discontinued operations	(1.25)	0.17
Net income (loss) attributable to FMC stockholders	$(0.92)	$0.36

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,966	133,802
Weighted average additional shares assuming conversion of potential common shares	1,116	502
Shares – diluted basis	135,082	134,304

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$1,957.7	$35.3	$1,993.0
Net income (loss)	(124.2)	0.4	(123.8)
Stock compensation plans	15.8	—	15.8
Shares for benefit plan trust	(0.5)	—	(0.5)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	9.3	—	9.3
Net hedging gains (losses) and other, net of income tax (1)	0.6	—	0.6
Foreign currency translation adjustments (1)	43.0	0.2	43.2
Dividends ($0.165 per share)	(22.1)	—	(22.1)
Repurchases of common stock	(1.4)	—	(1.4)
Transactions with noncontrolling interests (2)	(0.9)	(21.8)	(22.7)
Balance at March 31, 2017	$1,877.3	$14.1	$1,891.4
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

(2)	During the first quarter 2017, we terminated our interest in a variable interest entity. See Note 8 for more information.

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications (3)	43.0	1.1	4.4	$48.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	4.9	$4.4
Accumulated other comprehensive income (loss), net of tax at March 31, 2017	$(151.0)	$7.7	$(282.2)	$(425.5)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications (3)	52.2	2.3	—	$54.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	6.3	$8.7
Accumulated other comprehensive income (loss), net of tax at March 31, 2016	$(95.1)	$(1.5)	$(297.5)	$(394.1)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31
(in Millions)	2017	2016
Foreign currency translation adjustments:
Derivative instruments:
Foreign currency contracts	$(2.5)	$(0.9)	Costs of sales and services
Energy contracts	0.9	(0.6)	Costs of sales and services
Foreign currency contracts	2.3	(2.1)	Selling, general and administrative expenses
Total before tax	0.7	(3.6)
	(0.2)	1.2	Provision for income taxes
Amount included in net income	$0.5	$(2.4)

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.2)	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.4)	(9.7)	Selling, general and administrative expenses
Recognized loss due to curtailment	(3.9)	—	Selling, general and administrative expenses (3)
Total before tax	$(7.5)	$(9.9)
	2.6	3.6	Provision for income taxes
Amount included in net income	(4.9)	(6.3)
Total reclassifications for the period	$(4.4)	$(8.7)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 14.

(3)
The loss due to curtailment for the three months ended March 31, 2017 related to the expected disposal of our FMC Health and Nutrition and was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For the three months ended March 31, 2017 and 2016, we paid dividends of $22.1 million and $22.1 million, respectively. On April 20, 2017, we paid dividends totaling $22.2 million to our shareholders of record as of March 31, 2017. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2017.

During the three months ended March 31, 2017, no shares were repurchased under the publicly announced repurchase program. At March 31, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31
	Pensions		Other Benefits
	2017	2016	2017	2016
Service cost	$2.1	$2.4	$—	$—
Interest cost	11.4	12.4	0.2	0.2
Expected return on plan assets	(19.9)	(21.4)	—	—
Amortization of prior service cost (credit)	0.2	0.2	—	—
Recognized net actuarial and other (gain) loss	4.0	10.3	(0.3)	(0.3)
Net periodic benefit cost	$(2.2)	$3.9	$(0.1)	$(0.1)

In the three months ended March 31, 2017 we recognized a curtailment loss of $3.9 million associated with the expected disposal of our FMC Health and Nutrition business, which was recorded within "Discontinued operations, net of income taxes" within the condensed consolidated statements of income (loss).
We did not make any voluntary cash contributions to our U.S. defined benefit pension plan in the three months ended March 31, 2017 and 2016. We expect to make approximately $40 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2017.

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
In the first quarter of 2017, we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of our expected sale of our discontinued FMC Health and Nutrition segment. Therefore, as part of March 31, 2017, we provided deferred tax liabilities of approximately $17.8 million attributable to outside basis differences within the FMC Health and Nutrition segment. We have not provided income taxes on undistributed earnings of our other foreign subsidiaries or affiliates since our intention remains that such earnings will be indefinitely reinvested. Refer to Note 10 for more information.
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31
	2017			2016
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$54.4	$9.4	17.3%	$46.4	$20.4	44.0%
Discrete items:
Acquisition-related charges (1)	9.2	2.6		—	—
Currency remeasurement (2)	5.1	2.6		2.1	—
Other discrete items (3)	38.1	2.1		46.9	0.2
Tax only discrete items (4)	—	(4.0)		—	(2.5)
Total discrete items	$52.4	$3.3		$49.0	$(2.3)
Continuing operations, before discrete items	$106.8	$12.7		$95.4	$18.1
Estimated Annualized Effective Tax Rate (EAETR) (5)			11.9%			19.0%
___________________

(1)	See Note 3 for more information on acquisition-related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
GAAP generally requires subsidiaries for which a full a valuation allowance has been provided to be excluded from the EAETR. For the three months ended March 31, 2017 and March 31, 2016, the other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for these pretax losses.

(4)
For the three months ended March 31, 2017, tax only discrete items is comprised primarily of the tax effect of changes in valuation allowances of historical deferred tax assets. For the three months ended March 31, 2016, this component was comprised primarily of currency remeasurement associated with foreign statutory operations.

(5)
The primary drivers for the decrease in the first quarter effective tax rate for 2017 compared to 2016 are shown in the table above. The remaining change was due to reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models, utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,087.7 million and $1,964.9 million and the carrying amount is $2,007.7 million and $1,893.0 million as of March 31, 2017 and December 31, 2016, respectively.

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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased options contracts, to reduce the effects of fluctuating foreign currency exchange rates. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2016 Form 10-K.
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
As of March 31, 2017, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $6.7 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2017. At March 31, 2017, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $302 million.
As of March 31, 2017, we had current open commodity contracts in AOCI in a net after tax gain position of $0.0 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At March 31, 2017, we had an equivalent of 1.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately all of the $6.7 million of net gains after-tax, representing both open foreign currency exchange contracts and commodity contracts, will be realized in earnings during the twelve months ending March 31, 2018 if spot rates in the future are consistent with forward rates as of March 31, 2017. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,722 million at March 31, 2017.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$8.3	$3.3	$11.6	$(4.1)	$7.5
Energy contracts	0.3	—	0.3	—	0.3
Total derivative assets (1)	8.6	3.3	11.9	(4.1)	7.8

Foreign exchange contracts	$(5.4)	$(1.0)	$(6.4)	$4.1	$(2.3)
Energy contracts	(0.2)	—	(0.2)	—	(0.2)
Total derivative liabilities (2)	(5.6)	(1.0)	(6.6)	4.1	(2.5)

Net derivative assets (liabilities)	$3.0	$2.3	$5.3	$—	$5.3

	December 31, 2016
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$9.8	$0.8	$10.6	$(6.2)	$4.4
Energy contracts	2.0	—	2.0	—	2.0
Total derivative assets (1)	11.8	0.8	12.6	(6.2)	6.4

Foreign exchange contracts	$(5.5)	$(9.6)	$(15.1)	$6.2	$(8.9)
Energy contracts	—	—	—	—	—
Total derivative liabilities (2)	(5.5)	(9.6)	(15.1)	6.2	(8.9)

Net derivative assets (liabilities)	$6.3	$(8.8)	$(2.5)	$—	$(2.5)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31
	Contracts
	Foreign Exchange		Energy		Total
(in Millions)	2017	2016	2017	2016	2017	2016
Unrealized hedging gains (losses) and other, net of tax	$1.9	$2.9	$(0.8)	$(0.6)	$1.1	$2.3
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	0.1	2.0	(0.6)	0.4	(0.5)	2.4
Total derivative instrument impact on comprehensive income, net of tax	$2.0	$4.9	$(1.4)	$(0.2)	$0.6	$4.7
___________________

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(1)	See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31
(in Millions)		2017	2016
Foreign exchange contracts	Cost of sales and services	$(6.0)	$15.6
Total		$(6.0)	$15.6
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

(in Millions)	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$0.3	$—	$0.3	$—
Derivatives – Foreign exchange (1)	7.5	—	7.5	—
Other (2)	27.8	27.8	—	—
Total assets	$35.6	$27.8	$7.8	$—

Liabilities
Derivatives – Commodities: (1)
Energy contracts	$0.2	$—	$0.2	$—
Derivatives – Foreign exchange (1)	2.3	—	2.3	—
Other (3)	34.8	34.1	0.7	—
Total liabilities	$37.3	$34.1	$3.2	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on the condensed consolidated balance sheet.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	4.4	—	4.4	—
Other (2)	$25.3	$25.3	$—	$—
Total assets	$31.7	$25.3	$6.4	$—

Liabilities
Derivatives – Commodities: (1)
Energy contracts	$—	$—	$—	$—
Derivatives – Foreign exchange (1)	8.9	—	8.9	—
Other (3)	31.1	30.5	0.6	—
Total liabilities	$40.0	$30.5	$9.5	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheet.

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

Nonrecurring Fair-Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the three months ended March 31, 2017 and year ended December 31, 2016.

(in Millions)	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended March 31, 2017)
Assets
Net assets of discontinued operations held for sale (1)	$24.0	$—	$—	$24.0	$(184.7)
Total assets	$24.0	$—	$—	$24.0	$(184.7)
____________________

(1)
As further discussed in Note 10, the fair value of the FMC Health and Nutrition business being exchanged to DuPont are significantly greater than its carrying value. However, we determined the fair value of our separate Omega-3 assets held for sale, which are not included in the expected DuPont transaction, to be significantly less than carrying value. These assets used to be part of the broader FMC Health and Nutrition reporting unit.  The charge was recorded to “Discontinued operations, net of income taxes” on the condensed consolidated statements of income (loss) for the three months ended March 31, 2017. Our evaluation of fair value, less costs to sell included a combination of preliminary bids received from a prospective buyer as well as discounted cash flow models to estimate fair value.

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2017. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$85.8
Guarantees of vendor financing - long-term (1)	18.0
Other debt guarantees (2)	2.2
Total	$106.0
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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 18 to our consolidated financial statements included within our 2016 Form 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended March 31
	2017	2016
Revenue
FMC Agricultural Solutions	$530.4	$546.1
FMC Lithium	65.6	60.3
Total	$596.0	$606.4
Income from continuing operations before income taxes
FMC Agricultural Solutions	$83.0	$82.0
FMC Lithium	21.6	14.9
Segment operating profit (1)	$104.6	$96.9
Corporate and other	(21.6)	(16.7)
Operating profit before the items listed below	$83.0	$80.2
Interest expense, net	(15.7)	(15.8)
Restructuring and other (charges) income (2)	(8.3)	(9.5)
Non-operating pension and postretirement (charges) income (3)	4.6	(1.1)
Acquisition-related charges (4)	(9.2)	(7.4)
(Provision) benefit for income taxes	(9.4)	(20.4)
Discontinued operations, net of income taxes	(168.8)	22.7
Net income (loss) attributable to noncontrolling interests	(0.4)	(0.4)
Net income (loss) attributable to FMC stockholders	$(124.2)	$48.3
____________________
(1)    Referred to as Segment Earnings.

(2)
See Note 8 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended March 31
(in Millions)	2017	2016
FMC Agricultural Solutions	$(4.5)	$(6.7)
FMC Lithium	—	(0.6)
Corporate	(3.8)	(2.2)
Restructuring and other (charges) income	$(8.3)	$(9.5)

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

(4)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with the planned or completed acquisitions. Amounts represent the following:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31
(in Millions)	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$9.2	$—
Acquisition-related charges - Cheminova
Legal and professional fees (1)	—	7.4
Total acquisition-related charges	$9.2	$7.4
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information see Note 3.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, "expect", “expects”, “should”, “could”, “may”, “will continue to”, "believe", “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2016 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section in our 2016 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Revenue recognition and trade receivables

•	Environmental obligations and related recoveries

•	Impairment and valuation of long-lived assets and indefinite-lived assets

•	Pensions and other postretirement benefits

•	Income taxes
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in two distinct business segments: FMC Agricultural Solutions and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis application.
First Quarter 2017 Highlights

The following are the more significant developments in our businesses during the three months ended March 31, 2017:

•
Revenue of $596.0 million for the three months ended March 31, 2017 decreased $10 million or 2 percent versus the same period last year. The decrease in revenue was attributable to FMC Agricultural Solutions which was partially offset by an increase in revenue from FMC Lithium. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased 2 percent period over period and sales in Asia increased by 13 percent, sales in Latin America decreased 6 percent, and sales in Europe, Middle East and Africa decreased by 12 percent.

•	Our gross margin of $216.2 million remained relatively flat versus the prior year's first quarter. Gross margin percent of 36 percent also remained flat compared to 36 percent in the prior year.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges, increased by approximately $4 million or 3 percent to $105.1 million.

•	Research and development expenses of $28.2 million decreased $6 million or 18 percent. A majority of the decrease was due to registration and regulatory timing within FMC Agricultural Solutions.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $58.4 million increased compared to the prior year amount of $48.0 million primarily due to higher results in FMC Lithium as well as lower research and development expense and a significantly lower effective tax rate. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
On March 31, 2017, we entered into a Transaction Agreement with DuPont. Pursuant to the terms and conditions set forth in the Transaction Agreement, (1) we have agreed to purchase certain assets relating to DuPont’s Crop Protection business and research and development organization and (2) DuPont has agreed to purchase FMC Health and Nutrition, excluding our Omega-3 business. Additionally, we will pay DuPont $1.2 billion in cash (subject to certain adjustments set forth in the Transaction Agreement), which reflects the difference in negotiated value between the divested businesses. We expect to complete the transactions in the fourth quarter of 2017. As a result of the expected transaction, our FMC Health and Nutrition segment was classified as a discontinued operation.
In May 2017, we entered into a new $1.5 billion term loan facility to fund the Transaction Agreement with DuPont and amended our $1.5 billion revolving credit facility in conjunction with the existing $750 million term loan facility.
In May 2017, we amended our existing Term Loan facility. Among other things, the amendment amended the maximum leverage ratio financial covenant.
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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2017	2016
Revenue
FMC Agricultural Solutions	$530.4	$546.1
FMC Lithium	65.6	60.3
Total	$596.0	$606.4
Income from continuing operations before income taxes
FMC Agricultural Solutions	$83.0	$82.0
FMC Lithium	21.6	14.9
Segment operating profit	$104.6	$96.9
Corporate and other	(21.6)	(16.7)
Operating profit before the items listed below	$83.0	$80.2
Interest expense, net	(15.7)	(15.8)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(8.3)	(9.5)
Non-operating pension and postretirement charges (2)	4.6	(1.1)
Acquisition-related charges (3)	(9.2)	(7.4)
(Provision) benefit for income taxes	(9.4)	(20.4)
Discontinued operations, net of income taxes	(168.8)	22.7
Net income attributable to noncontrolling interests	(0.4)	(0.4)
Net income (loss) attributable to FMC stockholders	$(124.2)	$48.3
____________________
(1)See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended March 31
(in Millions)	2017	2016
FMC Agricultural Solutions	$(4.5)	$(6.7)
FMC Lithium	—	(0.6)
Corporate	(3.8)	(2.2)
Restructuring and other (charges) income	$(8.3)	$(9.5)

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

(3)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with the planned or completed acquisitions. Amounts represent the following:

	Three Months Ended March 31
(in Millions)	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$9.2	$—
Acquisition-related charges - Cheminova
Legal and professional fees (1) (2)	—	7.4
Total Acquisition-related charges	$9.2	$7.4
____________________

(1)
On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information on the loss on purchase price hedge see Note 3 to the condensed consolidated financial statements included within this Form 10-Q.

(2)	Acquisition-related charges associated with Cheminova were completed at the end of 2016.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2017	2016
Net income (loss) attributable to FMC stockholders (GAAP)	$(124.2)	$48.3
Corporate special charges (income), pre-tax	12.9	18.0
Income tax expense (benefit) on Corporate special charges (income) (1)	(4.4)	(5.2)
Corporate special charges (income), net of income taxes	$8.5	$12.8
Discontinued operations attributable to FMC Stockholders, net of income taxes	168.7	(22.7)
Non-GAAP tax adjustments (2)	5.4	9.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$58.4	$48.0
____________________

(1)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(2)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to ongoing business operations in the current year; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

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
Information about how each of these items relates to our businesses at the segment level and results by segment is discussed in Note 18 of the condensed consolidated financial statements included within this Form 10-Q and in Note 19 of our consolidated financial statements in our 2016 Form 10-K.

FMC Agricultural Solutions

(in Millions)	Three Months Ended March 31
	2017	2016
Revenue	$530.4	$546.1
Operating Profit	83.0	82.0

Three months ended March 31, 2017 vs. 2016
Revenue of $530.4 million decreased approximately 3 percent versus the prior year quarter primarily due to lower volumes mainly from lower sales in EMEA due to unfavorable weather conditions resulting in a delay to the start of the season. Overall, lower volumes reduced revenue by 3 percent comparing the periods while pricing and mix and foreign exchange had minor impacts. See below for discussion on revenue by region.

FMC Agricultural Solutions Combined Revenue by Region
	Three Months Ended March 31
(in Millions)	2017	2016
Europe, Middle East and Africa (EMEA) (1)	$176.8	$205.3
North America (2)	152.1	150.0
Latin America (3)	94.9	101.0
Asia (4)	106.6	89.8
Total	$530.4	$546.1
___________________

(1)
Decrease in the three months ended March 31, 2017 was due to a late start to the season in Northwestern Europe resulting from prolonged cold weather as well as unfavorable foreign currency impacts. These decreases were somewhat offset by favorable pricing and new product launches within the region.

(2)
Increase in the three months ended March 31, 2017 was due to higher volumes of herbicide sales as well as early demand in Canada shifting some sales earlier in the year. These increases were partially offset by lower pricing.

(3)
Decrease in the three months ended March 31, 2017 was due to the intentional decision to allow channel inventory levels to reduce. Partially offsetting the decreases was strong demand in Argentina and favorable foreign currency impacts in Brazil.

(4)
Increase for the three months ended March 31, 2017 was due to successful product launches in China which increased revenues by $7 million. Additionally, favorable weather conditions in Australia and Indonesia also contributed to the volume increase.

FMC Agricultural Solutions' operating profit of $83.0 million increased by approximately 1 percent compared to the year-ago quarter. Product mix in North America and higher volumes in other areas in Latin America as well as in Asia also contributed to the improved results. These increases were offset by lower volumes particularly in EMEA. Foreign currency contributed 6 percent to the year over year improvement to operating profit while the favorable product mix described above contributed a 5 percent improvement. The lower volumes described above impacted results by 11 percent period over period. Additionally, lower costs had a 1 percent impact on the change in profit.

Outlook

For 2017, full-year segment revenue is expected to be approximately $2.2 billion to $2.4 billion and full-year segment earnings are expected to be in the range of $410 million to $450 million. The outlook excludes any earnings from the expected transaction with DuPont expected to close in the fourth quarter of 2017.

FMC Lithium

(in Millions)	Three Months Ended March 31
	2017	2016
Revenue	$65.6	$60.3
Operating Profit	21.6	14.9

Three months ended March 31, 2017 vs. 2016
Revenue of $65.6 million increased by approximately 9 percent versus the prior-year quarter. Higher pricing contributed 20 percent to the revenue increase while lower volumes impacted revenue by 10 percent. The lower volumes were caused by an increase in work in process material due to some shifts in carbonate to supply the new hydroxide plant. Unfavorable foreign currency had a minimal impact of 1 percent on the revenue change.
Segment operating profit of $21.6 million increased $6.7 million versus the year ago quarter. The favorable pricing noted above impacted results by approximately $12 million. Favorable foreign currency impacts increased operating profit by approximately $1 million These increases were offset by higher operating costs, which impacted results by approximately $3 million driven by higher raw material and energy prices as well as higher costs to support the growth of the business. The lower volumes noted above reduced operating profit by $3 million.
Outlook
Segment earnings are now expected to be between $100 million and $120 million for the full year of 2017, an increase of 57 percent over 2016 at the mid-point of the range and $10 million higher than the previous range.

We continue to invest in FMC Lithium and to move forward with our plans to expand our lithium hydroxide operations. We will continue to operate FMC Lithium as a standalone business within FMC. Our strategic intent is that in the future, we will spin off FMC Lithium as a separate, publicly traded company.

Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended March 31, 2017 vs. 2016
Corporate and other expenses of $21.6 million in the first quarter of 2017 increased by $4.9 million from $16.7 million in the same period in 2016. The increase was primarily driven by $3.6 million of costs associated with higher corporate facility costs and other shared corporate costs.

Interest expense, net
Three months ended March 31, 2017 vs. 2016
Interest expense, net for the first quarter of 2017 of $15.7 million remained flat as compared to the first quarter of 2016 of $15.8 million.

Corporate special charges (income)

Restructuring and other charges (income)

	Three Months Ended March 31
(in Millions)	2017	2016
Restructuring charges and asset disposals	$—	$3.0
Other charges (income), net	8.3	6.5
Total restructuring and other charges	$8.3	$9.5

Three months ended March 31, 2017 vs. 2016
Restructuring and asset disposal charges in 2016 of $3.0 million were primarily associated with the Cheminova restructuring to integrate the business into our existing FMC Agricultural Solutions segment for the quarter. There were no restructuring charges in the first quarter of 2017.
Other charges (income), net in 2017 of $8.3 million were primarily related to $2.3 million of environmental related charges as well as $1.5 million of charges associated with a fee to change benefit providers. Other charges (income), net also included $4.5 million of exit costs resulting from the termination and deconsolidation of a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Other charges (income), net in 2016 of $6.5 million were primarily related to $6.6 million of environmental related charges as well as $4.2 million of charges associated with currency devaluation within Argentina as a result of deliberate actions by the government of that country. These charges were offset by other miscellaneous income of $4.3 million.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2017 was income of $4.6 million compared to expense of $1.1 million for the three months ended March 31, 2016. The decrease in charges was primarily due to the change in estimate of amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants as described in our 2016 Form 10-K. The gain/loss amortization period for the U.S. qualified pension plan increased from about eight years to about nineteen years as a result of this change. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
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
Three months ended March 31, 2017 vs. 2016
Provision for income taxes for the three months ended March 31, 2017 was $9.4 million resulting in an effective tax rate of 17.3 percent and was $20.4 million resulting in an effective tax rate of 44.0 percent for the three months ended March 31, 2016. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended March 31
	2017			2016
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$54.4	$9.4	17.3%	$46.4	$20.4	44.0%
Corporate special charges	12.9	4.4		18.0	5.2
Tax adjustments (1)		(5.4)			(9.6)
Non-GAAP - Continuing operations	$67.3	$8.4	12.5%	$64.4	$16.0	24.8%
_______________
(1)     Refer to Note 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of Tax adjustments.
The primary drivers for the decrease in the first quarter effective tax rate for 2017 compared to 2016 are shown in the table above. The remaining change was due to reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.
Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Health and Nutrition as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three months ended March 31, 2017 vs. 2016
Discontinued operations, net of income taxes represented a loss of $168.8 million for the three months ended March 31, 2017, compared to income of $22.7 million for the three months ended March 31, 2016. The results for the three months ended March 31, 2017 include an impairment charge of approximately $185 million ($165 million, net of tax) to write down our Omega-3 business to its estimated fair value less cost to sell. Refer to Note 10 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss) attributable to FMC stockholders
Three months ended March 31, 2017 vs. 2016
Net income attributable to FMC stockholders decreased to a loss of $124.2 million from income of $48.3 million in the prior-year quarter. The decrease was primarily due to the impairment charge, associated with our Omega-3 business, which was recorded to discontinued operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2017 and December 31, 2016, were $96.1 million and $64.2 million, respectively. Of the cash and cash equivalents balance at March 31, 2017, $91.8 million were held by our foreign subsidiaries. Our intent is to reinvest indefinitely the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings, however, in the first quarter of 2017 we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of our expected sale of our discontinued FMC Health and Nutrition segment and have recorded the taxes that would be payable upon such repatriation within discontinued operations.
At March 31, 2017, we had total debt of $2,007.7 million as compared to $1,893.0 million at December 31, 2016. Total debt included $1,790.4 million and $1,798.8 million of long-term debt (excluding current portions of $2.4 million and $2.4 million) at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we were in compliance with all of our debt covenants. Additionally, we will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $94.2 million at December 31, 2016 to $217.3 million at March 31, 2017.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At March 31, 2017, we had $123.8 million borrowed under the commercial paper program and the average effective interest rate on these borrowings during the period was 1.17%.
On March 27, 2017, we entered into a commitment letter, that provide for a $1.5 billion 364-day bridge term loan and, in certain circumstances, a $1.5 billion revolving credit facility and a $750 million term loan facility in connection with the Transaction Agreement with DuPont. The proceeds will be used to finance the acquisition associated with the Transaction Agreement as well as to pay fees and expenses incurred in connection with the acquisition and the other expected transactions contemplated by or related to the acquisition. On May 2, 2017, the financing available under the Commitment Letter was terminated and replaced by a $1.5 billion term loan facility and an amended and restated $1.5 billion revolving credit facility which is discussed in further detail below.
Term Loan Facility
On May 2, 2017, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $1.5 billion (the “New Term Loan Facility”) to fund the expected transaction with DuPont. The New Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the New Term Loan Facility will be available in one or more drawings on the closing date of the New Term Loan Facility, which will be substantially concurrent with the closing of the expected transaction with DuPont. The scheduled maturity of the New Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the expected transaction as well as to pay fees and expenses incurred in connection with the expected transaction and the other expected transactions contemplated by or related to the expected transaction with DuPont or the New Term Loan Facility.
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
We are required to pay a commitment fee on the average daily unused amount from May 2, 2017 until the date on which all commitments are terminated, payable quarterly, at a rate per annum equal to an applicable percentage in effect from time to time for commitment fees. The initial commitment fee is 0.15 percent per annum. The applicable margin and the commitment fee are subject to adjustment as provided in the New Term Loan Agreement.
The New Term Loan Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. Fees incurred to secure the New Term Loan Facility have been deferred and will be amortized over the term of the arrangement.
On May 2, 2017, we amended our existing Term Loan Facility. Among other things, the amendment amended the maximum leverage ratio financial covenant.
Revolving Credit Facility
On May 2, 2017, we entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The unsecured Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the "Revolving Credit Facility"). The current termination date of the Revolving Credit Facility is May 2, 2022.
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of 1 percent; and the Eurocurrency rate for a one-month period plus 1 percent. We are also required to pay a facility fee on the average daily amount (whether used or unused) at a rate per annum equal to an applicable percentage in effect from time to time for the facility fee, as determined in accordance with the provisions of the Revolving Credit Agreement. The initial facility fee is 0.15 percent per annum. The applicable margin and the facility fee are subject to adjustment as provided in the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated New Term Loan Facility discussed above along with certain other changes to permit the expected transaction wit DuPont.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(70.0) million and $62.3 million for the three months ended March 31, 2017 and 2016, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31
	2017	2016
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$70.0	$62.2
Corporate special charges and depreciation and amortization (1)	36.6	42.9
Operating income before depreciation and amortization (Non-GAAP)	$106.6	$105.1
Change in trade receivables, net (2)	78.8	103.1
Change in inventories (3)	(37.9)	(62.5)
Change in accounts payable (4)	68.0	103.9
Change in accrued customer rebates (5)	72.3	79.8
Change in advance payments from customers (6)	(209.9)	(199.2)
Change in all other operating assets and liabilities (7)	(116.6)	(25.1)
Cash basis operating income (Non-GAAP)	$(38.7)	$105.1
Restructuring and other spending (8)	(2.1)	(6.0)
Environmental spending, continuing, net recoveries (9)	(9.6)	(2.7)
Pension and other postretirement benefit contributions (10)	(0.9)	(1.1)
Net interest payments (11)	(16.7)	(18.0)
Tax payments, net of refunds (11)	(2.0)	(7.3)
Excess tax benefits from share-based compensation	—	(0.3)
Acquisition legal and professional fees (12)	—	(7.4)
Cash provided (required) by operating activities of continuing operations	$(70.0)	$62.3
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2017 was primarily driven by timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.  During the three months ended March 31, 2017, we collected over $143 million of receivables in Brazil.  A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance. Additionally, the three months ended March 31, 2016 benefited from a one-off early collection in North America which did not repeat.

(3)
Inventory changes and the seasonal nature of the business within the different hemispheres are adjusted accordingly to take into consideration the change in market conditions primarily in Agricultural Solutions. In the first quarter 2017, there was a planned inventory build to meet the needs of anticipated increased demand in Latin America and Asia.

(4)	The change in cash flows related to accounts payable is primarily driven by the timing of payments made to suppliers and vendors.

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2017 compared to 2016 and timing of rebate payments.

(6)
Advanced payments are primarily associated with our FMC Agricultural Solutions business within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31.  Revenue associated with advance payments is recognized, generally in the first quarter of each year, as shipments are made and title, ownership and risk of loss pass to the customer.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 8 in our consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $2.3 million and $6.6 million, respectively. The amounts in 2017 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were no voluntary contributions to our U.S. defined benefit plans in the periods presented for either 2017 or 2016.

(11)
Net interest payments of $5.3 million and $5.7 million and tax payments, net of refunds of $1.4 million and $0.7 million were allocated to discontinued operations for the three months ended March 31, 2017 and 2016, respectively.

(12)	Represents payments for legal and professional fees associated with the Cheminova acquisition. See also Note 3 to the financial statements including in the Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $35.1 million and $37.7 million for the three months ended March 31, 2017 and 2016, respectively.
Cash provided (required) by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts also include operating activities related to our discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(24.9) million and $(37.7) million for the three months ended March 31, 2017 and 2016, respectively.
The reduction in cash required in spending during the three months ended March 31, 2017, as compared to the same period in 2016 was due to less capital expenditures in the three months ended March 31, 2017.
Cash provided (required) by investing activities of discontinued operations was $(6.2) million and $(6.5) million for the three months ended March 31, 2017 and March 31, 2016.
Cash required by investing activities of discontinued operations is directly associated with the capital expenditures of FMC Health and Nutrition.
Cash provided (required) by financing activities was $96.5 million and $(71.0) million for the three months ended March 31, 2017 and 2016, respectively.
The change period over period in financing activities is primarily due to the increased borrowings under our commercial paper program in 2017 and the repayment of our long term debt of $50.3 million under our previously announced senior unsecured Term Loan facility in 2016.

Other potential liquidity needs
On March 31, 2017, we signed a definitive agreement to sell FMC Health and Nutrition as part of a larger Transaction Agreement with DuPont. We expect the sale to be completed in the fourth quarter of 2017, subject to customary regulatory approvals and closing conditions. As part of the Transaction Agreement, we will pay DuPont $1.2 billion in cash (subject to certain adjustments set forth in the Transaction Agreement), which reflects the difference in negotiated value between the divested businesses.
Our cash needs outside of the DuPont crop protection acquisition and related integration expenses for 2017 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2017, our remaining borrowing capacity under our credit facility was $1,247.3 million (which includes borrowings under our commercial paper program).

Projected 2017 capital expenditures as well as expenditures related to contract manufacturers are expected to be higher than 2016 levels.
Projected 2017 spending includes approximately $50 million to $55 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services to the condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make voluntary cash contributions of $40 million during 2017. These expected contributions are in excess of the minimum requirements. We did not make any contributions in the first quarter of 2017. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2017 and 2016, we paid $22.1 million and $22.1 million, respectively, in dividends declared. On April 20, 2017, we paid dividends totaling $22.2 million to our shareholders of record as of March 31, 2017. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2017.
During the three months ended March 31, 2017, no shares were repurchased under the publicly announced repurchase program. At March 31, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 17 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2016 can be found in a table included within Part II, Item 7 of our 2016 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2017.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2016 Form 10-K.

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
At March 31, 2017, our financial instrument position was a net asset of $5.3 million compared to a net liability of $2.5 million at December 31, 2016. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2017 and December 31, 2016, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset (liability) position at March 31, 2017	$0.1	$0.8	$(0.7)

Net asset (liability) position at December 31, 2016	$2.0	$3.3	$0.8

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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2017 and December 31, 2016, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2017	$5.2	$35.4	$(24.3)

Net asset (liability) position at December 31, 2016	$(4.5)	$31.9	$(39.0)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2017 and December 31, 2016, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2017, is composed of 55 percent fixed-rate debt and 45 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2017, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $2.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.2 million for the three months of March 31, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2017, the related condensed consolidated statements of income (loss), comprehensive income (loss), and cash flows for the three‑month periods ended March 31, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 3, 2017

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2016 Form 10-K, see Note 17 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2016 Form 10-K as well as in the section captioned “Forward-Looking Information” in our Current Report on Form 8-K filed with the SEC on April 4, 2017 (the “April 4, 2017 Form 8-K”). The risks described in our Form 10-K and the April 4, 2017 Form 8-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Forward-Looking Information
Certain statements contained in this communication may constitute “forward-looking statements” and provide other than historical information. In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the proposed transaction and the company based on currently available information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The factors that could cause actual results to differ materially include the following: uncertainties as to the timing of the proposed transaction; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies within the expected time-frames or at all and to successfully integrate the Divested Ag Business into the Company’s Agricultural Solutions business, or the Acquired H&N Business into DuPont’s Nutrition & Health business; such integrations may be more difficult, time-consuming or costly than expected; revenues following the proposed transaction may be lower than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the announcement of the proposed transaction; the retention of certain key employees; risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction; the conditions to the completion of the transaction may not be satisfied on the anticipated terms and timing or at all, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; the risk that required regulatory approvals and other conditions for the closing of the pending merger of DuPont and The Dow Chemical Company are not received or satisfied or that the merger does not close; the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; the risk that financing intended to fund the proposed transaction is not obtained, or is obtained on terms other than those previously agreed to; the impact of indebtedness that will be incurred by the Company in connection with the transaction and the potential impact on the rating of indebtedness of the Company; and any other effects of proposed transaction on the Company, including those of the Company’s future financial condition, operating results, strategy and plans; and other factors detailed in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2016 and the Company’s other filings with the SEC, which are available at http://www.sec.gov and on the Company’s website at www.fmc.com. The Company assumes no obligation to update the information in this communication, except as otherwise required by securities and other applicable laws. We wish to caution readers not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date made.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2017	3,580	$57.16	—	$—	$238,779,078
February 1-28, 2017	27,839	$57.92	—	$—	$238,779,078
March 1-31, 2017	4,848	$61.48	—	$—	$238,779,078
Total Q1 2017	36,267	$58.32	—	$—	$238,779,078

During the three months ended March 31, 2017, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: May 3, 2017

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2017

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File