Form 10-Q
period 2017-06-30
FMC CORP
filed 2017-08-02
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

Class	Outstanding at June 30, 2017
Common Stock, par value $0.10 per share	134,128,392

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$656.8	$615.3	$1,252.8	$1,221.7
Costs and Expenses
Costs of sales and services	422.4	379.9	802.2	770.3
Gross margin	234.4	235.4	450.6	451.4
Selling, general and administrative expenses	126.4	110.6	236.1	220.7
Research and development expenses	32.0	33.2	60.2	67.4
Restructuring and other charges (income)	6.9	9.1	15.2	18.6
Total costs and expenses	587.7	532.8	1,113.7	1,077.0
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	69.1	82.5	139.1	144.7
Equity in (earnings) loss of affiliates	(0.1)	—	(0.2)	—
Interest expense, net	17.2	15.2	32.9	31.0
Income (loss) from continuing operations before income taxes	52.0	67.3	106.4	113.7
Provision (benefit) for income taxes	3.3	20.5	12.7	40.9
Income (loss) from continuing operations	48.7	46.8	93.7	72.8
Discontinued operations, net of income taxes	26.6	20.2	(142.2)	42.9
Net income (loss)	75.3	67.0	(48.5)	115.7
Less: Net income attributable to noncontrolling interests	0.6	1.8	1.0	2.2
Net income (loss) attributable to FMC stockholders	$74.7	$65.2	$(49.5)	$113.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$48.2	$45.0	$92.7	$70.6
Discontinued operations, net of income taxes	26.5	20.2	(142.2)	42.9
Net income (loss) attributable to FMC stockholders	$74.7	$65.2	$(49.5)	$113.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.36	$0.34	$0.69	$0.52
Discontinued operations	0.20	0.15	(1.06)	0.32
Net income (loss) attributable to FMC stockholders	$0.56	$0.49	$(0.37)	$0.84
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.36	$0.34	$0.69	$0.52
Discontinued operations	0.20	0.15	(1.06)	0.32
Net income (loss) attributable to FMC stockholders	$0.56	$0.49	$(0.37)	$0.84
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$75.3	$67.0	$(48.5)	$115.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	73.4	(20.1)	116.6	32.2
Total foreign currency translation adjustments (1)	$73.4	$(20.1)	$116.6	$32.2

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($0.7) and ($2.8) for the three and six months ended June 30, 2017 and zero and ($1.7) for the three and six months ended June 30, 2016, respectively	$(2.6)	$(1.6)	$(1.5)	$0.7
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.1 and ($0.1) for the three and six months ended June 30, 2017 and $0.9 and $2.1 for the three and six months ended June 30, 2016, respectively (3)	0.3	1.7	(0.2)	4.1
Total derivative instruments, net of tax of ($0.6) and ($2.9) for the three and six months ended June 30, 2017 and $0.9 and $0.4 for the three and six months ended June 30, 2016, respectively	$(2.3)	$0.1	$(1.7)	$4.8

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.1 and $2.8 for the three and six months ended June 30, 2017 and zero for the three and six months ended June 30, 2016, respectively (2)	$(1.8)	$—	$2.6	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $1.4 and $4.0 for the three and six months ended June 30, 2017 and $3.7 and $7.3 for the three and six months ended June 30, 2016, respectively (3)	2.9	7.1	7.8	13.4
Total pension and other postretirement benefits, net of tax of $1.5 and $6.8 for the three and six months ended June 30, 2017 and $3.7 and $7.3 for the three and six months ended June 30, 2016, respectively	$1.1	$7.1	$10.4	$13.4

Other comprehensive income (loss), net of tax	$72.2	$(12.9)	$125.3	$50.4
Comprehensive income (loss)	147.5	54.1	76.8	166.1
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.7	1.7	1.3	2.2
Comprehensive income (loss) attributable to FMC stockholders	$146.8	$52.4	$75.5	$163.9
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely, however, see Note 15 regarding the impact from the expected sale of our discontinued FMC Health and Nutrition segment on certain of these foreign subsidiaries.

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the six months ended June 30, 2017 due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 14 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$113.2	$64.2
Trade receivables, net of allowance of $28.5 in 2017 and $17.6 in 2016	1,442.3	1,692.5
Inventories	546.3	478.9
Prepaid and other current assets	261.4	232.1
Current assets of discontinued operations held for sale	1,122.6	381.5
Total current assets	$3,485.8	$2,849.2
Investments	1.3	1.0
Property, plant and equipment, net	538.3	538.1
Goodwill	501.0	498.7
Other intangibles, net	763.6	719.9
Other assets including long-term receivables, net	457.1	454.7
Deferred income taxes	237.2	242.1
Noncurrent assets of discontinued operations held for sale	—	835.6
Total assets	$5,984.3	$6,139.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$192.5	$94.2
Accounts payable, trade and other	433.5	317.4
Advance payments from customers	5.6	239.8
Accrued and other liabilities	283.4	303.3
Accrued payroll	42.6	55.2
Accrued customer rebates	347.8	246.7
Guarantees of vendor financing	65.2	104.5
Accrued pension and other postretirement benefits, current	7.1	7.1
Income taxes	24.6	11.0
Current liabilities of discontinued operations held for sale	139.6	59.0
Total current liabilities	$1,541.9	$1,438.2
Long-term debt, less current portion	1,592.3	1,798.8
Accrued pension and other postretirement benefits, long-term	88.8	137.3
Environmental liabilities, continuing and discontinued	291.5	306.4
Deferred income taxes	151.0	130.4
Other long-term liabilities	292.1	267.5
Long-term liabilities of discontinued operations held for sale	—	67.7
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2017 or 2016	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2017 and 2016	18.6	18.6
Capital in excess of par value of common stock	436.7	418.6
Retained earnings	3,411.7	3,505.5
Accumulated other comprehensive income (loss)	(353.4)	(478.4)
Treasury stock, common, at cost - 2017: 51,855,400 shares, 2016: 52,293,686 shares	(1,501.7)	(1,506.6)
Total FMC stockholders’ equity	$2,011.9	$1,957.7
Noncontrolling interests	14.8	35.3
Total equity	$2,026.7	$1,993.0
Total liabilities and equity	$5,984.3	$6,139.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2017	2016
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(48.5)	$115.7
Discontinued operations	142.2	(42.9)
Income (loss) from continuing operations	$93.7	$72.8
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	46.1	49.6
Equity in (earnings) loss of affiliates	(0.2)	—
Restructuring and other charges (income)	15.2	18.6
Deferred income taxes	7.4	(5.2)
Pension and other postretirement benefits	(4.6)	7.6
Share-based compensation	11.2	11.2
Excess tax benefits from share-based compensation	—	(0.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	279.3	237.9
Guarantees of vendor financing	(33.0)	36.1
Inventories	(48.6)	(96.3)
Accounts payable, trade and other	102.8	24.3
Advance payments from customers	(234.4)	(244.8)
Accrued customer rebates	96.9	138.5
Income taxes	(0.2)	6.3
Pension and other postretirement benefit contributions	(27.6)	(24.8)
Environmental spending, continuing, net of recoveries	(15.1)	(11.4)
Restructuring and other spending	(2.7)	(9.9)
Acquisition-related charges	(9.0)	(12.4)
Change in other operating assets and liabilities, net (1)	(72.2)	(37.6)
Cash provided (required) by operating activities of continuing operations	$205.0	$160.1
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(10.8)	(10.1)
Other discontinued spending	(12.7)	(11.8)
Operating activities of discontinued operations, net of divestiture costs	78.6	86.3
Cash provided (required) by operating activities of discontinued operations	$55.1	$64.4

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30
	2017	2016
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(20.9)	$(40.7)
Proceeds from disposal of property, plant and equipment	0.8	1.3
Other investing activities	(31.1)	(5.6)
Cash provided (required) by investing activities of continuing operations	$(51.2)	$(45.0)
Cash provided (required) by investing activities of discontinued operations:
Other discontinued investing activities	(12.8)	(14.7)
Cash provided (required) by investing activities of discontinued operations	$(12.8)	$(14.7)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	(4.0)	(59.4)
Repayments of long-term debt	(200.7)	(50.8)
Financing fees	(11.0)	(0.7)
Proceeds from borrowings of long-term debt	97.9	2.8
Issuances of common stock, net	14.3	2.1
Excess tax benefits from share-based compensation	—	0.4
Transactions with noncontrolling interests	(0.5)	—
Dividends paid (2)	(44.3)	(44.3)
Other repurchases of common stock	(1.5)	(1.2)
Cash provided (required) by financing activities of continuing operations	$(149.8)	$(151.1)
Effect of exchange rate changes on cash and cash equivalents	2.7	1.3
Increase (decrease) in cash and cash equivalents	49.0	15.0
Cash and cash equivalents, beginning of period	64.2	78.6
Cash and cash equivalents, end of period	$113.2	$93.6

(2)	See Note 13 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $44.7 million and $39.2 million, and income taxes paid, net of refunds were $13.9 million and $37.7 million for the six months ended June 30, 2017 and 2016, respectively. Net interest payments of $10.4 million and $9.4 million and tax payments, net of refunds of $7.9 million and $5.9 million were allocated to discontinued operations for the six months ended June 30, 2017 and 2016, respectively. Non-cash additions to property, plant and equipment were $4.1 million and $24.3 million for the six months ended June 30, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2017 and 2016, cash flows for the six months ended June 30, 2017 and 2016, and our financial positions as of June 30, 2017 and December 31, 2016. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 and condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016 (the “2016 10-K”).

Certain prior year amounts have been reclassified to conform to current year's presentation.

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

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Stock Compensation - Scope of Modification Accounting.  This ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date).  We believe the adoption will not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU provides requirements for presentation and disclosure of service and other components of net benefit cost on the financial statements. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date).  We believe the adoption will not have a material impact on our consolidated financial statements other than potential disclosure requirements.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(i.e. a January 1, 2018 effective date), with early adoption permitted only in the first quarter of a fiscal year. Based on an initial assessment, we believe the adoption will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the goal of reducing the existing diversity in practice in how certain cash receipts and cash payments are both presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (i.e. a January 1, 2018 effective date), with early adoption permitted. We have reviewed the eight cash flow issues and do not believe there will be any significant changes to FMC and our presentation of certain cash receipts and payments within our consolidated cash flow statement.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (i.e. a January 1, 2018 effective date), and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  We are evaluating the effect the guidance will have on our consolidated financial statements.

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

Recently adopted accounting guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

years (i.e. a January 1, 2017 effective date).  We adopted this standard prospectively beginning in 2017. The adoption impacted our recognition of excess tax benefit, which is recorded within provision for income taxes on the condensed consolidated statements of income. Additionally, the presentation of excess tax benefit on our condensed consolidated statements of cash flows was impacted as it is now shown within cash flows from operating activities. The excess tax benefit recognized within provision for income taxes for the three and six months ended June 30, 2017 was approximately $0.7 million and $1.3 million, respectively.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not impact inventory measured using last-in, first-out. This standard was effective for annual reporting periods beginning after December 15, 2016, (i.e. a January 1, 2017 effective date). We adopted this standard beginning in 2017. The adoption did not have an impact on the condensed consolidated financial statements.

Note 3: Acquisitions
DuPont Crop Protection
On March 31, 2017, we entered into a definitive Transaction Agreement (the “Transaction Agreement”) with DuPont. Pursuant to the terms and conditions set forth in the Transaction Agreement, (1) we have agreed to purchase certain assets relating to DuPont’s Crop Protection business and research and development organization (the"Acquisition") and (2) DuPont has agreed to purchase FMC Health and Nutrition, excluding our Omega-3 business. Additionally, we will pay DuPont $1.2 billion in cash (subject to certain adjustments set forth in the Transaction Agreement), which reflects the difference in negotiated value between the divested businesses. We expect to complete the transactions in the fourth quarter of 2017. Refer to Note 10.

Also, on March 27, 2017, in connection with the Transaction Agreement, we entered into a commitment letter (the “Commitment Letter”) with Citigroup Global Markets Inc. (collectively with certain of its affiliates, the “Commitment Party”). The Commitment Letter provided that, in connection with the Transactions and subject to the conditions set forth in the Commitment Letter, the Commitment Party would commit to provide to the Company, among other things, a $1.5 billion 364-day bridge term loan and, in certain circumstances, a $1.5 billion revolving credit facility and a $750 million term loan facility. Fees incurred to secure these commitments of approximately $8.5 million were to be deferred and are being amortized over the term of the applicable arrangements.

On May 2, 2017, the financing available under the Commitment Letter was terminated and replaced by a $1.5 billion term loan facility and an amended and restated $1.5 billion revolving credit facility. Approximately $3.8 million of the deferred fees associated with the Commitment Letter were expensed in the second quarter of 2017 and presented within "Selling, general and administrative expenses" within our condensed consolidated statements of income (loss) consistent with other acquisition-related costs. The remaining fees have been capitalized in combination with the term loan facility. The details of the term loan facility and the revolving credit facility are provided in Note 9 within these condensed consolidated financial statements.

On July 27, 2017, the European Commission (“EC”) conditionally approved our pending acquisition of certain assets of DuPont’s Crop Protection business. The Acquisition is conditioned upon us divesting the portfolio of products required by the EC remedy. This remedy is expected to impact FMC Agricultural Solutions’ annual operating profit by $10 million to $15 million. Upon being notified of the EC’s ruling, we have commenced steps necessary to complete the divestiture within the required timeframe.

Acquisition-related charges
Pursuant to US GAAP, costs incurred associated with the planned or completed acquisitions are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$20.7	$—	$29.9	$—
Acquisition-related charges - Cheminova (2)
Legal and professional fees (1)	—	5.0	—	12.4
Total acquisition-related charges (3)	$20.7	$5.0	$29.9	$12.4

Restructuring charges and asset disposals
Cheminova restructuring	$—	$5.9	$—	$8.9
Total Cheminova restructuring charges (3) (4)	$—	$5.9	$—	$8.9
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs and integration-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	For more information on the acquisition-related charges for Cheminova, refer to Note 3 to the consolidated financial statements included with our 2016 Form 10-K.

(3)	Acquisition-related charges and restructuring charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

(4)	See Note 8 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2016	$498.7	$—	$498.7
Acquisitions	—	—	—
Foreign currency adjustments	2.3	—	2.3
Balance, June 30, 2017	$501.0	$—	$501.0
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2017.

Our intangible assets, other than goodwill, consist of the following:

	June 30, 2017			December 31, 2016
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$383.5	$(55.6)	$327.9	$356.9	$(43.7)	$313.2
Patents	2.0	(0.5)	1.5	2.2	(0.4)	1.8
Brands (1)	14.9	(5.5)	9.4	13.6	(4.7)	8.9
Purchased and licensed technologies	56.2	(26.7)	29.5	60.3	(30.1)	30.2
Other intangibles	3.2	(2.3)	0.9	2.9	(1.9)	1.0
	$459.8	$(90.6)	$369.2	$435.9	$(80.8)	$355.1

Intangible assets not subject to amortization (indefinite-lived)
Brands (1) (2)	$392.9		$392.9	$363.4		$363.4
In-process research & development	1.5		1.5	1.4		1.4
	$394.4		$394.4	$364.8		$364.8
Total intangible assets	$854.2	$(90.6)	$763.6	$800.7	$(80.8)	$719.9
____________________
(1)     Represents brand portfolios, trademarks, trade names and know-how.

(2)	The majority of the Brands intangible asset in the table above relates to our proprietary brand portfolio.

At June 30, 2017, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite-lived
FMC Agricultural Solutions	$368.2	$394.4
FMC Lithium	1.0	—
Total	$369.2	$394.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Amortization expense	$5.2	$6.1	$10.3	$12.0

The full year estimated pre-tax amortization expense for each of the five years ending December 31, 2017 to 2021 is $22.1 million, $22.0 million, $21.8 million, $21.7 million and $20.8 million, respectively.

Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2015	$13.9
Additions - charged to expense	9.8
Transfer from (to) allowance for credit losses (see below)	(7.8)
Net recoveries and write-offs	1.7
Balance, December 31, 2016	$17.6
Additions - charged to expense	6.8
Transfer from (to) allowance for credit losses (see below)	1.1
Net recoveries and write-offs	3.0
Balance, June 30, 2017	$28.5

The company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $129.3 million as of June 30, 2017. These long-term customer receivable balances and the corresponding allowance are included in "Other assets" on the condensed consolidated balance sheet.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2015	$29.2
Additions - charged to expense	12.1
Transfer from (to) allowance for doubtful accounts (see above)	7.8
Net recoveries and write-offs	—
Balance, December 31, 2016	$49.1
Additions - charged to expense	3.4
Transfer from (to) allowance for doubtful accounts (see above)	(1.1)
Net recoveries and write-offs	(2.2)
Balance, June 30, 2017	$49.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2017	December 31, 2016
Finished goods	$250.5	$220.1
Work in process	235.7	219.3
Raw materials, supplies and other	187.3	166.7
First-in, first-out inventory	$673.5	$606.1
Less: Excess of first-in, first-out cost over last-in, first-out cost	(127.2)	(127.2)
Net inventories	$546.3	$478.9

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2017	December 31, 2016
Property, plant and equipment	$952.9	$921.6
Accumulated depreciation	(414.6)	(383.5)
Property, plant and equipment, net	$538.3	$538.1

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Restructuring charges and asset disposals	$2.7	$5.9	$2.7	$8.9
Other charges (income), net	4.2	3.2	12.5	9.7
Total restructuring and other charges (income)	$6.9	$9.1	$15.2	$18.6

Restructuring charges and asset disposals
For detail on restructuring activities which commenced prior to 2017, see Note 7 to our consolidated financial statements included with our 2016 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (2)	Total
Other items	—	—	2.7	2.7
Three months ended June 30, 2017	$—	$—	$2.7	$2.7

Cheminova restructuring	3.2	1.4	1.3	5.9
Three months ended June 30, 2016	$3.2	$1.4	$1.3	$5.9

Other items	—	—	2.7	2.7
Six months ended June 30, 2017	$—	$—	$2.7	$2.7

Cheminova Restructuring	5.1	1.3	2.5	8.9
Six months ended June 30, 2016	$5.1	$1.3	$2.5	$8.9
____________________

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/16 (3)	Change in reserves (4)	Cash payments	Other	Balance at 6/30/17 (3)
Cheminova restructuring	$11.1	$—	$(2.6)	$(1.2)	$7.3
Other workforce related and facility shutdowns (1)	1.4	—	(0.1)	—	1.3
Restructuring activities related to discontinued operations (2)	3.4	1.9	(4.9)	—	0.4
Total	$15.9	$1.9	$(7.6)	$(1.2)	$9.0
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued reserves" on the condensed consolidated statements of cash flows.

(3)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(4)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long term assets are not included in the above tables.

Other charges (income), net

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Environmental charges, net	$3.3	$2.5	$5.6	$9.1
Argentina devaluation	—	—	—	4.2
Other items, net	0.9	0.7	6.9	(3.6)
Other charges (income), net	$4.2	$3.2	$12.5	$9.7

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details.

Argentina Devaluation
On December 17, 2015, the Argentina government initiated actions to significantly devalue its currency. These actions continued into a portion of the first quarter of 2016. These actions created an immediate loss associated with the impacts of the remeasurement of our local balance sheet. The loss was attributable to our FMC Lithium and FMC Agricultural Solutions operations. Because of the severity of the event and its immediate impact to our operations in the country, the charge associated with the remeasurement was included within "Restructuring and other charges (income)" in our condensed consolidated income statement during the period.  We believe these actions have ended and do not expect further charges for remeasurement to be included within restructuring and other charges.

Other items, Net
Other items, net for the six months ended June 30, 2017 primarily relate to exit costs resulting from the termination and de-consolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 9: Debt
Debt maturing within one year:

(in Millions)	June 30, 2017	December 31, 2016
Short-term foreign debt (1)	$91.3	$85.5
Commercial paper	—	6.3
Total short-term debt	$91.3	$91.8
Current portion of long-term debt	101.2	2.4
Short-term debt and current portion of long-term debt	$192.5	$94.2
____________________

(1)
At June 30, 2017, the average interest rate on the borrowings was 8.3%. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

Long-term debt:

(in Millions)	June 30, 2017
	Interest Rate Percentage	Maturity Date	June 30, 2017	December 31, 2016
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.1 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $1.2 and $1.4, respectively)	3.95 - 5.2%	2019 - 2024	998.8	998.6
2014 Term Loan Facility	2.5%	2020	550.0	750.0
2017 Term Loan Facility	2.5%	2022	—	—
Credit Facility (1)	3.7%	2022	—	—
Foreign debt	0 - 10.8%	2018 - 2024	107.8	10.7
Debt issuance cost			(14.7)	(9.7)
Total long-term debt			$1,693.5	$1,801.2
Less: debt maturing within one year			101.2	2.4
Total long-term debt, less current portion			$1,592.3	$1,798.8
____________________

(1)	Letters of credit outstanding under our Credit Facility totaled $135.7 million and available funds under this facility were $1,364.3 million at June 30, 2017.

New Term Loan Facility
On May 2, 2017, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $1.5 billion (the “New Term Loan Facility” or "2017 Term Loan Facility") to fund the Transaction Agreement with DuPont. The New Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the New Term Loan Facility will be available in one or more drawings on the closing date of the New Term Loan Facility, which will be substantially concurrent with the closing of the expected transaction with DuPont. The scheduled maturity of the New Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the expected transaction with DuPont as well as to pay fees, expenses and taxes incurred in connection with the expected transaction and the other expected transactions contemplated by or related to the expected transaction with DuPont or the New Term Loan Facility.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
On May 2, 2017, we amended our existing 2014 Term Loan Facility. Among other things, the amendment temporarily increased the maximum leverage ratio financial covenant in order to permit the debt incurred under the contemplated New Term Loan Facility discussed above along with certain other changes to permit the expected transaction.

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
Covenants
Among other restrictions, our Credit Facility and Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2017, was 2.8 which is below the maximum leverage of 3.75 at June 30, 2017. Our actual interest coverage for the four consecutive quarters ended June 30, 2017, was 8.0 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2017.

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
As part of the strategic shift to exit the Health and Nutrition business, we began to pursue the sale of the Omega-3 business and on June 22, 2017, we signed a definitive agreement to sell the Omega-3 business to Pelagia AS. On August 1, 2017, we completed the sale of the Omega-3 business for $38 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

We have concluded that the Omega-3 business also met the criteria to be an asset held for sale and therefore has been presented as a discontinued operation in accordance with U.S. GAAP.
Assets held for sale under U.S. GAAP are required to be reported at the lower of carrying value or fair value, less costs to sell.  We expect a significant gain on the FMC Health and Nutrition assets to be sold to DuPont and therefore these assets held for sale are reported at their carrying value.  However, the fair value of the Omega-3 business, which was previously part of the broader FMC Health and Nutrition reporting unit, is significantly less than its carrying value, which includes accumulated foreign currency translation adjustments that would be reclassified to earnings upon completion of sale.  As a result, we recorded an impairment charge of approximately $185 million ($165 million, net of tax) during the three months ended March 31, 2017. The charge was revised during the three months ended June 30, 2017 as a result of signing a definitive agreement to sell the Omega-3 business. The impairment charge for the six months ended June 30, 2017 was approximately $171 million ($151 million, net of tax).

The results of our discontinued FMC Health and Nutrition operations are summarized below:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenue	$162.1	$195.0	$338.8	$387.4
Costs of sales and services	95.9	129.1	207.3	256.1
Income (loss) from discontinued operations before income taxes (1)	39.7	37.5	75.2	76.8
Provision for income taxes (2)	13.5	11.5	40.2	22.0
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (3)	$26.2	$26.0	$35.0	$54.8
Divestiture related costs of discontinued operations of FMC Health and Nutrition, net of income taxes	(3.3)	—	(9.5)	—
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (4)	13.8	—	(150.9)	—
Discontinued operations of FMC Health and Nutrition, net of income taxes	36.7	26.0	(125.4)	54.8
Less: Discontinued operations of FMC Health and Nutrition attributable to noncontrolling interests	0.1	—	—	—
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$36.6	$26.0	$(125.4)	$54.8
____________________

(1)
For the three months ended June 30, 2017 and 2016, amounts include $5.4 million and $4.8 million of allocated interest expense and $1.3 million and $3.2 million of restructuring and other charges (income), respectively. For the six months ended June 30, 2017 and 2016, amounts include $10.4 million and $9.8 million of allocated interest expense, $3.1 million and $6.1 million of restructuring and other charges (income), and $3.9 million and zero of a pension curtailment charge, respectively. See Note 14 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)
Includes the accrual for income taxes of $17.8 million associated with unremitted earnings of foreign FMC Health and Nutrition subsidiaries held for sale for the six months ended June 30, 2017. Refer to Note 15 for more information.

(3)	In accordance with US GAAP, effective March 2017 we stopped amortizing and depreciating all assets classified as held for sale.

(4)
Represents the impairment charge of approximately $171 million ($151 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

(in Millions)	June 30, 2017	December 31, 2016
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$424.9	$381.5
Property, plant & equipment (1)	481.4	464.0
Goodwill (1)	300.3	278.8
Other intangibles, net (1)	77.3	73.5
Other non-current assets (1) (3)	9.6	19.3
Total assets of discontinued operations held for sale (2)	$1,293.5	$1,217.1
Liabilities
Current liabilities of discontinued operations held for sale	(90.4)	(59.0)
Noncurrent liabilities of discontinued operations held for sale (1) (3)	(49.2)	(67.7)
Total liabilities of discontinued operations held for sale (2)	(139.6)	(126.7)
Total net assets before adjustment to Omega-3 assets held for sale	$1,153.9	$1,090.4
Adjustment to Omega-3 assets held for sale	(170.9)	—
Total net assets	$983.0	$1,090.4
____________________

(1)	Presented as "Noncurrent assets / Long-term liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of December 31, 2016.

(2)	Presented as "Current assets / liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of June 30, 2017.

(3)
Amounts related to uncertain tax positions associated with FMC Health and Nutrition of $13 million, net were reclassified to noncurrent assets / long-term liabilities of discontinued operations held for sale on the condensed consolidated balance sheet as of December 31, 2016 within this Form 10-Q.

Discontinued operations include the results of the FMC Health and Nutrition segment as well as provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($1.7) and ($0.4) for the three and six months ended June 30, 2017 and ($0.5) and $0.2 for the three and six months ended 2016, respectively (1)	$2.1	$0.3	$1.7	$(0.1)
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $3.5 and $4.5 for the three and six months ended June 30, 2017 and $1.2 and $2.5 for the three and six months ended 2016, respectively (2)	(7.9)	(1.9)	(10.7)	(4.8)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.3 and $4.2 for the three and six months ended June 30, 2017 and $2.4 and $4.1 for the three and six months ended 2016, respectively	(4.3)	(4.2)	(7.8)	(7.0)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($12.5) and ($17.6) for the three and six months ended June 30, 2017 and ($11.5) and ($22.0) for the three and six months ended 2016, respectively	36.7	26.0	(125.4)	54.8
Discontinued operations, net of income taxes	$26.6	$20.2	$(142.2)	$42.9
____________________

(1)	See a roll forward of our restructuring reserves in Note 8.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(2)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2017 in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2016	$378.1	$(11.4)	$366.7
Provision/(benefit)	21.2	—	21.2
(Spending)/recoveries	(27.3)	—	(27.3)
Foreign currency translation adjustments	3.9	—	3.9
Net change	(2.2)	—	(2.2)
Total environmental reserves at June 30, 2017	$375.9	$(11.4)	$364.5

Environmental reserves, current (1)	74.0	(1.0)	73.0
Environmental reserves, long-term (2)	301.9	(10.4)	291.5
Total environmental reserves at June 30, 2017	$375.9	$(11.4)	$364.5
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at June 30, 2017. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2016	Increase in Recoveries	Cash Received	6/30/2017
Environmental recoveries	$27.2	0.4	(1.3)	$26.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Environmental provisions, net - recorded to liabilities (1)	$15.1	$5.6	$21.2	$18.2
Environmental provisions, net - recorded to assets (2)	(0.4)	—	(0.4)	(1.8)
Environmental provision, net	$14.7	$5.6	$20.8	$16.4

Continuing operations (3)	3.3	2.5	5.6	9.1
Discontinued operations (4)	11.4	3.1	15.2	7.3
Environmental provision, net	$14.7	$5.6	$20.8	$16.4
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

Middleport
In the federal court action before the United States District Court for the Western District of New York, FMC responded to the Court’s dismissal of FMC’s action by filing a Motion to Vacate Judgment and For Leave to Amend Complaint on March 2, 2017. The purpose of this motion is to allow FMC to amend its Complaint to add a citizen’s suit under RCRA against the United States for the Environmental Protection Agency's failure to perform its non-discretionary duties under the 1991 Administrative Order on Consent ("AOC"). Simultaneously, FMC served the EPA with a 60-day notice letter, which is a procedural precursor to filing the citizen’s suit complaint.
On June 2, 2017, the New York State Department of Environmental Conservation ("NYSDEC") filed its appellate brief. Subsequently on June 8, 2017, FMC filed a motion to strike portions of NYSDEC's brief that were items outside the record on appeal. NYSDEC responded to the motion to strike on June 19, 2017, and we are awaiting a decision from the court on the motion. On July 19, 2017 we submitted our responsive appellate brief. NYSDEC's reply is due August 4, 2017. Oral argument is anticipated to occur this fall.
As disclosed in our 2016 Form 10-K, our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended Corrective Action Management Alternatives.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended June 30, 2017. For the six months ended June 30, 2017, there were 0.8 million potential common shares excluded from Diluted EPS. There were 1.3 million and 1.8 million potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2016, respectively.

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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$48.2	$45.0	$92.7	$70.6
Discontinued operations, net of income taxes	26.5	20.2	(142.2)	42.9
Net income (loss) attributable to FMC stockholders	$74.7	$65.2	$(49.5)	$113.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	(0.1)	(0.4)	(0.2)
Net income (loss) allocable to common stockholders	$74.5	$65.1	$(49.9)	$113.3

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.36	$0.34	$0.69	$0.52
Discontinued operations	0.20	0.15	(1.06)	0.32
Net income (loss) attributable to FMC stockholders	$0.56	$0.49	$(0.37)	$0.84

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.36	$0.34	$0.69	$0.52
Discontinued operations	0.20	0.15	(1.06)	0.32
Net income (loss) attributable to FMC stockholders	$0.56	$0.49	$(0.37)	$0.84

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,237	133,929	134,095	133,865
Weighted average additional shares assuming conversion of potential common shares	1,366	647	1,233	570
Shares – diluted basis	135,603	134,576	135,328	134,435

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$1,957.7	$35.3	$1,993.0
Net income (loss)	(49.5)	1.0	(48.5)
Stock compensation plans	25.4	—	25.4
Shares for benefit plan trust	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	10.4	—	10.4
Net hedging gains (losses) and other, net of income tax (1)	(1.7)	—	(1.7)
Foreign currency translation adjustments (1)	116.3	0.3	116.6
Dividends ($0.165 per share)	(44.3)	—	(44.3)
Repurchases of common stock	(1.5)	—	(1.5)
Transactions with noncontrolling interests (2)	(0.8)	(21.8)	(22.6)
Balance at June 30, 2017	$2,011.9	$14.8	$2,026.7
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

(2)	During the first quarter 2017, we terminated our interest in a variable interest entity. See Note 8 for more information.

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications (3)	116.3	(1.5)	2.6	117.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	7.8	7.6
Accumulated other comprehensive income (loss), net of tax at June 30, 2017	$(77.7)	$5.4	$(281.1)	$(353.4)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications (3)	32.2	0.7	—	32.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	13.4	17.5
Accumulated other comprehensive income (loss), net of tax at June 30, 2016	$(115.1)	$(1.4)	$(290.4)	$(406.9)
____________________
(1)     See Note 16 for more information.

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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Foreign currency translation adjustments:
Derivative instruments
Foreign currency contracts	$(2.0)	$(2.1)	$(4.5)	$(3.1)	Costs of sales and services
Energy contracts	(0.1)	(1.0)	0.8	(1.6)	Costs of sales and services
Foreign currency contracts	1.7	0.5	4.0	(1.5)	Selling, general and administrative expenses
Total before tax	$(0.4)	$(2.6)	$0.3	$(6.2)
	0.1	0.9	(0.1)	2.1	Provision for income taxes
Amount included in net income	$(0.3)	$(1.7)	$0.2	$(4.1)

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.2)	(0.3)	$(0.4)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.4)	(10.6)	(6.8)	(20.3)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	(0.8)	—	(4.7)	—	Selling, general and administrative expenses (3)
Total before tax	$(4.3)	$(10.8)	$(11.8)	$(20.7)
	1.4	3.7	4.0	7.3	Provision for income taxes
Amount included in net income	$(2.9)	$(7.1)	$(7.8)	$(13.4)
Total reclassifications for the period	$(3.2)	$(8.8)	$(7.6)	$(17.5)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 14.

(3)
The loss due to curtailment for the six months ended June 30, 2017 related to the expected disposal of our FMC Health and Nutrition and was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For both the six months ended June 30, 2017 and 2016, we paid dividends of $44.3 million. On July 20, 2017, we paid dividends totaling $22.2 million to our shareholders of record as of June 30, 2017. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2017.

During the six months ended June 30, 2017, no shares were repurchased under the publicly announced repurchase program. At June 30, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30				Six Months Ended June 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net annual benefit cost (income):
Service cost	$1.7	$2.5	$—	$—	$3.8	$4.9	$—	$—
Interest cost	11.1	12.5	0.2	0.2	22.5	24.9	0.4	0.4
Expected return on plan assets	(19.8)	(21.5)	—	—	(39.7)	(42.9)	—	—
Amortization of prior service cost (credit)	0.1	0.2	—	—	0.3	0.4	—	—
Recognized net actuarial and other (gain) loss	3.8	10.1	(0.2)	(0.3)	7.8	20.4	(0.5)	(0.5)
Recognized loss due to settlement	0.8	—	—	—	0.8	—	—
Net periodic benefit cost (income)	$(2.3)	$3.8	$—	$(0.1)	$(4.5)	$7.7	$(0.1)	$(0.1)

In the six months ended June 30, 2017 we recognized a curtailment loss of $3.9 million associated with the expected disposal of our FMC Health and Nutrition business, which was recorded within "Discontinued operations, net of income taxes" within the condensed consolidated statements of income (loss).
We made voluntary cash contributions to our U.S. defined benefit pension plan in the six months ended June 30, 2017 and June 30, 2016 of $24.0 million and $21.0 million, respectively. We expect to make approximately $40 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2017.

Note 15: Income Taxes
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”) in accordance with GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.
In the first quarter of 2017, we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of our expected sale of our discontinued FMC Health and Nutrition segment. Therefore, as of the three and six months ended June 30, 2017, we provided deferred tax liabilities of approximately $17.8 million attributable to outside basis differences within the FMC Health and Nutrition segment. We have not provided income taxes on undistributed earnings of our other foreign subsidiaries or affiliates since our intention remains that such earnings will be indefinitely reinvested. Refer to Note 10 for more information.
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30
	2017			2016
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$52.0	$3.3	6.3%	$67.3	$20.5	30.5%
Discrete items:
Acquisition-related charges (1)	20.7	6.5		—	—
Currency remeasurement (2)	6.4	1.6		3.9	(0.6)
Other discrete items (3)	49.4	1.2		47.6	1.2
Tax only discrete items (4)	—	5.1		—	1.0
Total discrete items	$76.5	$14.4		$51.5	$1.6
Continuing operations, before discrete items	$128.5	$17.7		$118.8	$22.1
Estimated Annualized Effective Tax Rate (EAETR) (5)			13.8%			18.6%

	Six Months Ended June 30
	2017			2016
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$106.4	$12.7	11.9%	$113.7	$40.9	36.0%
Discrete items:
Acquisition-related charges (1)	29.9	9.1		—	—
Currency remeasurement (2)	11.5	4.2		6.0	(0.6)
Other discrete items (3)	87.4	3.3		94.5	1.4
Tax only discrete items (4)	—	1.1		—	(1.5)
Total discrete items	$128.8	$17.7		$100.5	$(0.7)
Continuing operations, before discrete items	$235.2	$30.4		$214.2	$40.2
Estimated Annualized Effective Tax Rate (EAETR) (5)			12.9%			18.8%
___________________

(1)	See Note 3 for more information on acquisition-related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three and six months ended June 30, 2017 and 2016, the other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for these pretax losses.

(4)
For the three and six months ended June 30, 2017, tax only discrete items are comprised of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability of certain deferred tax assets, changes in uncertain tax liabilities and related interest, excess tax benefits associated with share-based compensation, and changes in prior year estimates of subsidiary tax liabilities. For the three and six months ended June 30, 2016, tax only discrete items are comprised primarily of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability or measurement of certain deferred tax assets, and changes in prior year estimates of subsidiary tax liabilities.

(5)
The decrease in the EAETR for the three and six months ended June 30, 2017 is primarily driven by reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,864.2 million and $1,964.9 million and the carrying amount is $1,784.8 million and $1,893.0 million as of June 30, 2017 and December 31, 2016, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of June 30, 2017, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $4.5 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2017. At June 30, 2017, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $253.6 million.
As of June 30, 2017, we had current open commodity contracts in AOCI in a net after tax loss position of $0.0 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2017. At June 30, 2017, we had an equivalent of 1.0 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $4.4 million of the net gains after-tax, representing both open foreign currency exchange contracts and commodity contracts, will be realized in earnings during the twelve months ending June 30, 2018 if spot rates in the future are consistent with forward rates as of June 30, 2017. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,562.9 million at June 30, 2017.

Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$5.4	$0.9	$6.3	$(1.9)	$4.4
Energy contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	5.5	0.9	6.4	(1.9)	4.5

Foreign exchange contracts	$(5.5)	$(0.3)	$(5.8)	$1.9	$(3.9)
Energy contracts	(0.2)	—	(0.2)	—	(0.2)
Total derivative liabilities (2)	(5.7)	(0.3)	(6.0)	1.9	(4.1)

Net derivative assets (liabilities)	$(0.2)	$0.6	$0.4	$—	$0.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Total
(in Millions)	2017	2016	2017	2016	2017	2016
Unrealized hedging gains (losses) and other, net of tax	$(2.5)	$(2.2)	$(0.1)	$0.6	$(2.6)	$(1.6)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	0.2	1.0	0.1	0.7	0.3	1.7
Total derivative instrument impact on comprehensive income, net of tax	$(2.3)	$(1.2)	$—	$1.3	$(2.3)	$0.1

	Six Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Total
(in Millions)	2017	2016	2017	2016	2017	2016
Unrealized hedging gains (losses) and other, net of tax	$(0.6)	$0.7	$(0.9)	$—	$(1.5)	$0.7
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	0.3	3.0	(0.5)	1.1	(0.2)	4.1
Total derivative instrument impact on comprehensive income, net of tax	$(0.3)	$3.7	$(1.4)	$1.1	$(1.7)	$4.8
___________________

(1)	See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30		Six Months Ended June 30
(in Millions)		2017	2016	2017	2016
Foreign exchange contracts	Cost of sales and services	$(4.2)	$11.7	$(10.5)	$28.3
Total		$(4.2)	$11.7	$(10.5)	$28.3
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

(in Millions)	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$0.1	$—	$0.1	$—
Derivatives – Foreign exchange (1)	4.4	—	4.4	—
Other (2)	28.4	28.4	—	—
Total assets	$32.9	$28.4	$4.5	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$0.2	$—	$0.2	$—
Derivatives – Foreign exchange (1)	3.9	—	3.9	—
Other (3)	35.9	35.2	0.7	—
Total liabilities	$40.0	$35.2	$4.8	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	4.4	—	4.4	—
Other (2)	25.3	25.3	—	—
Total assets	$31.7	$25.3	$6.4	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$—	$—	$—	$—
Derivatives – Foreign exchange (1)	8.9	—	8.9	—
Other (3)	31.1	30.5	0.6	—
Total liabilities	$40.0	$30.5	$9.5	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(3)
Consist of a deferred compensation arrangement recognized on our balance sheets. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Nonrecurring Fair-Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the periods ended June 30, 2017 and December 31, 2016.

(in Millions)	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended June 30, 2017)
Assets
Net assets of discontinued operations held for sale (1)	$37.0	$—	$—	$37.0	$(170.9)
Total assets	$37.0	$—	$—	$37.0	$(170.9)
____________________

(1)
As further discussed in Note 10, the fair value of the FMC Health and Nutrition business being exchanged to DuPont are significantly greater than its carrying value. However, we determined the fair value of our separate Omega-3 assets held for sale, which are not included in the expected DuPont transaction, to be significantly less than carrying value. These assets used to be part of the broader FMC Health and Nutrition reporting unit.  The charge was recorded to “Discontinued operations, net of income taxes” on the condensed consolidated statements of income (loss) for the six months ended June 30, 2017.

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended December 31, 2016)
Assets
Impairment of intangibles (1)	$5.9	$—	$—	$5.9	$(1.0)
Total assets	$5.9	$—	$—	$5.9	$(1.0)
____________________

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1 million to its fair value.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 17: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2017. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$65.2
Guarantees of vendor financing - long-term (1)	8.3
Other debt guarantees (2)	1.1
Total	$74.6
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This short term amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing.” The long term amount is recorded on the condensed consolidated balance sheets within "Other long-term liabilities."

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenue
FMC Agricultural Solutions	$582.8	$552.0	$1,113.2	$1,098.1
FMC Lithium	74.0	63.3	139.6	123.6
Total	$656.8	$615.3	$1,252.8	$1,221.7
Income from continuing operations before income taxes
FMC Agricultural Solutions	$95.7	$100.7	$178.7	$182.7
FMC Lithium	24.2	16.5	45.8	31.4
Segment operating profit (1)	$119.9	$117.2	$224.5	$214.1
Corporate and other	(27.2)	(19.4)	(48.8)	(36.1)
Operating profit before the items listed below	$92.7	$97.8	$175.7	$178.0
Interest expense, net	(17.2)	(15.2)	(32.9)	(31.0)
Restructuring and other (charges) income (2)	(6.9)	(9.1)	(15.2)	(18.6)
Non-operating pension and postretirement (charges) income (3)	4.1	(1.2)	8.7	(2.3)
Acquisition-related charges (4)	(20.7)	(5.0)	(29.9)	(12.4)
(Provision) benefit for income taxes	(3.3)	(20.5)	(12.7)	(40.9)
Discontinued operations, net of income taxes	26.6	20.2	(142.2)	42.9
Net income (loss) attributable to noncontrolling interests	(0.6)	(1.8)	(1.0)	(2.2)
Net income (loss) attributable to FMC stockholders	$74.7	$65.2	$(49.5)	$113.5
____________________
(1)    Referred to as Segment Earnings.

(2)
See Note 8 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. The following provides the detail of the (charges) income by segment:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
FMC Agricultural Solutions	$(0.2)	$(5.9)	$(4.7)	$(12.5)
FMC Lithium	—	—	—	(0.6)
Corporate	(6.7)	(3.2)	(10.5)	(5.5)
Restructuring and other (charges) income	$(6.9)	$(9.1)	$(15.2)	$(18.6)

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

(4)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with the planned or completed acquisitions. Amounts represent the following:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$20.7	$—	$29.9	$—
Acquisition-related charges - Cheminova (2)
Legal and professional fees (1)	$—	$5.0	$—	$12.4
Total acquisition-related charges	$20.7	$5.0	$29.9	$12.4
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information see Note 3.

(2)	Acquisition-related charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expect”, “expects”, “should”, “could”, “may”, “will continue to”, “believe”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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
Second Quarter 2017 Highlights

The following are the more significant developments in our businesses during the three months ended June 30, 2017:

•
Revenue of $656.8 million for the three months ended June 30, 2017 increased $41.5 million or 7 percent versus the same period last year. The increase in revenue was attributable to both FMC Agricultural Solutions and FMC Lithium. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased 5 percent period over period while sales in Asia increased by 6 percent, sales in Latin America increased 37 percent, and sales in Europe, Middle East and Africa increased by 5 percent.

•
Our gross margin of $234.4 million decreased slightly versus the prior year's second quarter by $1.0 million. Gross margin percent of 36 percent also decreased compared to 38 percent in the prior year.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges, increased by approximately $5 million or 5 percent to $109.8 million.

•	Research and development expenses of $32.0 million decreased $1.2 million or 4 percent. A majority of the decrease was due to registration and regulatory timing within FMC Agricultural Solutions.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $64.8 million increased compared to the prior year amount of $62.3 million primarily due to higher results in FMC Lithium, which were partially offset by decreases in FMC Agricultural Solutions. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
In June 2017, we signed a definitive agreement to sell the Omega-3 business to Pelagia AS. Refer to Note 10.
In May 2017, we entered into a new $1.5 billion term loan facility to fund the Transaction Agreement with DuPont.We also entered into an amended and restated $1.5 billion revolving credit facility and amended the existing term loan facility at that time. Among other things, the amendments temporarily increased the maximum leverage ratio financial covenant in order to permit the debt incurred under the contemplated New Term Loan Facility along with certain other changes to permit the expected transaction.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenue
FMC Agricultural Solutions	$582.8	$552.0	$1,113.2	$1,098.1
FMC Lithium	74.0	63.3	139.6	123.6
Total revenue	$656.8	$615.3	$1,252.8	$1,221.7
Income from continuing operations before income taxes
FMC Agricultural Solutions	$95.7	$100.7	$178.7	$182.7
FMC Lithium	24.2	16.5	45.8	31.4
Segment operating profit (1)	$119.9	$117.2	$224.5	$214.1
Corporate and other	(27.2)	(19.4)	(48.8)	(36.1)
Operating profit before the items listed below	$92.7	$97.8	$175.7	$178.0
Interest expense, net	(17.2)	(15.2)	(32.9)	(31.0)
Corporate special (charges) income:
Restructuring and other (charges) income (2)	(6.9)	(9.1)	(15.2)	(18.6)
Non-operating pension and postretirement charges (3)	4.1	(1.2)	8.7	(2.3)
Acquisition-related charges (4)	(20.7)	(5.0)	(29.9)	(12.4)
(Provision) benefit for income taxes	(3.3)	(20.5)	(12.7)	(40.9)
Discontinued operations, net of income taxes	26.6	20.2	(142.2)	42.9
Net income attributable to noncontrolling interests	(0.6)	(1.8)	(1.0)	(2.2)
Net income (loss) attributable to FMC stockholders	$74.7	$65.2	$(49.5)	$113.5
____________________
(1)Referred to as Segment Earnings.
(2)See Note 8 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
FMC Agricultural Solutions	$(0.2)	$(5.9)	$(4.7)	$(12.5)
FMC Lithium	—	—	—	(0.6)
Corporate	(6.7)	(3.2)	(10.5)	(5.5)
Restructuring and other (charges) income	$(6.9)	$(9.1)	$(15.2)	$(18.6)

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

(4)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with the planned or completed acquisitions. Amounts represent the following:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$20.7	$—	$29.9	$—
Acquisition-related charges - Cheminova (2)
Legal and professional fees (1)	$—	$5.0	$—	$12.4
Total Acquisition-related charges	$20.7	$5.0	$29.9	$12.4
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information see Note 3.

(2)	Acquisition-related charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income (loss) attributable to FMC stockholders (GAAP)	$74.7	$65.2	$(49.5)	$113.5
Corporate special charges (income), pre-tax	23.5	15.3	36.4	33.3
Income tax expense (benefit) on Corporate special charges (income) (1)	(8.1)	(4.5)	(12.5)	(9.7)
Corporate special charges (income), net of income taxes	$15.4	$10.8	$23.9	$23.6
Discontinued operations attributable to FMC Stockholders, net of income taxes	(26.5)	(20.2)	142.2	(42.9)
Non-GAAP tax adjustments (2)	1.2	6.5	6.6	16.1
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$64.8	$62.3	$123.2	$110.3
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
FMC Agricultural Solutions

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenue	$582.8	$552.0	$1,113.2	$1,098.1
Operating Profit	95.7	100.7	178.7	182.7

Revenue
Three months ended June 30, 2017 vs. 2016
Revenue of $582.8 million increased approximately 6 percent versus the prior year quarter primarily due to overall higher sales mainly from higher volumes in Latin America. Overall, higher volumes increased revenue by 10 percent compared to the prior period while pricing had a 4 percent negative impact. See below for discussion on revenue by region.
Six months ended June 30, 2017 vs. 2016
Revenue of $1,113.2 million increased approximately 1 percent versus the prior year period primarily due to higher volumes discussed for the three months ended June 30, 2017 above, which more than offset lower volumes from the first quarter of 2017. The higher volumes increased revenue by 3 percent period over period while pricing and mix had a 2 percent negative impact. See below for discussion on revenue by region.

FMC Agricultural Solutions Combined Revenue by Region
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Europe, Middle East and Africa (EMEA) (1)	$166.9	$162.2	$343.7	$367.5
North America (2)	171.8	185.6	323.9	335.6
Latin America (3)	128.1	93.1	223.0	194.1
Asia (4)	116.0	111.1	222.6	200.9
Total FMC Agricultural Solutions Revenue	$582.8	$552.0	$1,113.2	$1,098.1
___________________

(1)
Increase in the three months ended June 30, 2017 was due to favorable pricing and new product launches. These increases were somewhat offset by lower fungicides volume and hot, dry conditions in Southern Europe. The decrease in the six months ended June 30, 2017 was primarily due to the late start to the season in Northwestern Europe in the three months ended March 31, 2017, partially offset by the favorable pricing and new product launches in cereal herbicides and fungicides in the three months ended June 30, 2017.

(2)
Decrease in the three months ended June 30, 2017 was due to lower volumes and price in the region. The lower volume impacted herbicides for rice and insecticides for corn. The decrease in the six months ended June 30, 2017 was primarily due to the same reasons mentioned in the three months ended June 30, 2017.

(3)
Increase in the three months ended June 30, 2017 was primarily driven by higher volumes in Brazil, due to the increased cotton production and yields, as well as increased volumes of pre-emergent herbicides in Argentina. The increase in the six months ended June 30, 2017 was due to the favorable volume impacts discussed above as well as favorable foreign currency impacts in Brazil.

(4)
Increase for both the three and six months ended June 30, 2017 was primarily due to successful product launches in China for the three and six months ended June 30, 2017. Additionally, there were increased herbicide volumes in Australia from pasture application as well as increased demand for rice insecticides in Indonesia.

Operating Profit
Three months ended June 30, 2017 vs. 2016
FMC Agricultural Solutions' operating profit of $95.7 million decreased by approximately 5 percent compared to the year-ago quarter. The decrease was mainly driven by unfavorable price which contributed 21 percent to the decline. This was offset by increases in volumes and foreign currency which contributed 14 percent and 3 percent, respectively. Additionally, higher costs had a 1 percent negative impact on profit.
Six months ended June 30, 2017 vs. 2016
Operating profit of $178.7 million decreased approximately 2 percent versus the prior year period. The decrease was mainly driven by unfavorable price and product mix which contributed 9 percent to the decline. This was offset by increases in volumes and foreign currency which contributed 3 percent and 4 percent, respectively.
Outlook
For 2017, full-year segment revenue is expected to be approximately $2.3 billion to $2.4 billion and full-year segment earnings are expected to be in the range of $415 million to $445 million. The outlook excludes any earnings from the pending transaction with DuPont which is expected to close in the fourth quarter of 2017.
FMC Lithium

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenue	$74.0	$63.3	$139.6	$123.6
Operating Profit	24.2	16.5	45.8	31.4

Three months ended June 30, 2017 vs. 2016
Revenue of $74.0 million increased by approximately 17 percent versus the prior-year quarter. Higher pricing contributed 20 percent to the revenue increase while lower volumes impacted revenue by 2 percent. The lower volumes were caused by an increase in work in process material as carbonate was shipped to supply the new hydroxide plant. Unfavorable foreign currency had a minimal impact of 1 percent on revenue.
Segment operating profit of $24.2 million increased $7.7 million versus the year ago quarter. The favorable pricing noted above impacted results by approximately $12 million. Favorable foreign currency impacts increased operating profit by less than $1 million. These increases were offset by higher operating costs, which impacted results by approximately $4 million driven by costs related to expansion. The lower volumes noted above reduced operating profit by approximately $1 million.
Six months ended June 30, 2017 vs. 2016
Revenue of $139.6 million increased by approximately 13 percent versus the prior-year period. Higher pricing contributed 19 percent to the revenue increase while lower volumes impacted revenue by 6 percent. The lower volumes were caused by an increase in work in process material due to some shifts in carbonate to supply the new hydroxide plant.
Segment operating profit of $45.8 million increased $14.4 million versus the prior-year period. The favorable pricing noted above impacted results by approximately $24 million. Favorable foreign currency impacts increased operating profit by approximately $1 million. These increases were offset by higher operating costs, which impacted results by approximately $7 million driven by higher raw material and energy prices as well as expansion related costs. The lower volumes noted above reduced operating profit by $4 million.
Outlook
Segment earnings are now expected to be between $115 million and $125 million for the full year of 2017, an increase of 71 percent over 2016 at the mid-point of the range and $10 million higher than the previous range.
We continue to invest in FMC Lithium and to move forward with our plans to expand our lithium hydroxide operations. We will continue to operate FMC Lithium as a standalone business within FMC. Our strategic intent is that we will spin off FMC Lithium as a separate, publicly traded company.

Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended June 30, 2017 vs. 2016
Corporate and other expenses of $27.2 million in the second quarter of 2017 increased by $7.8 million from $19.4 million in the same period in 2016. The increase was primarily driven by approximately $4 million of foreign exchange losses associated with intercompany loans. Additionally, the prior period included approximately $2 million of LIFO income that did not recur in 2017.
Six months ended June 30, 2017 vs. 2016
Corporate and other expenses of $48.8 million in the first half of 2017 increased by $12.7 million from $36.1 million in the same period in 2016. The increase was primarily driven by approximately $5 million of foreign exchange losses associated with intercompany loans and approximately $3 million of higher corporate facility costs. The LIFO impact discussed above also impacted the six months ended results.

Interest expense, net
Three months ended June 30, 2017 vs. 2016
Interest expense, net for the second quarter of 2017 of $17.2 million increased primarily due to higher foreign debt balances and increases in interest rates and partially offset by lower term loan balances as compared to the second quarter of 2016 of $15.2 million.
Six months ended June 30, 2017 vs. 2016
Interest expense, net for the first half of 2017 of $32.9 million increased primarily due to higher foreign debt balances and increases in interest rates and partially offset by lower term loan balances as compared to the first half of 2016 of $31.0 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2017	2016	2017	2016
Restructuring charges and asset disposals	$2.7	$5.9	$2.7	$8.9
Other charges (income), net	4.2	3.2	12.5	9.7
Total restructuring and other charges (income)	$6.9	$9.1	$15.2	$18.6
Three months ended June 30, 2017 vs. 2016
Restructuring and asset disposal charges in 2017 of $2.7 million were primarily related to the other Corporate charges.
Restructuring and asset disposal charges in 2016 of $5.9 million were primarily associated with the Cheminova restructuring to integrate the business into our existing FMC Agricultural Solutions segment for the quarter.
Other charges (income), net in 2017 of $4.2 million were primarily related to $3.3 million of environmental related charges as well as $0.9 million of other miscellaneous charges.
Other charges (income), net in 2016 of $3.2 million were primarily related to $2.5 million of environmental related charges. Additionally, we had other miscellaneous charges of $0.7 million.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The income for the three months ended June 30, 2017 was $4.1 million compared to a charge of $1.2 million for the three months ended June 30, 2016. The decrease in charges was primarily due to the change in estimate of amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants as described in our 2016 Form 10-K. The gain/loss amortization period for the U.S. qualified pension plan increased from about eight years to about nineteen years as a result of this change. See Note 14 to the condensed consolidated financial statements included in this

Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 18 to the condensed consolidated financial statements included within this Form 10-Q.
Six months ended June 30, 2017 vs. 2016
Restructuring and asset disposal charges in 2017 of $2.7 million were primarily related to the other Corporate charges.
Restructuring and asset disposal charges in 2016 of $8.9 million were primarily associated with the Cheminova restructuring to integrate the business into our existing FMC Agricultural Solutions segment for the quarter.
Other charges (income), net in 2017 of $12.5 million were primarily related to $5.6 million of environmental related charges. Other charges (income), net also included $4.7 million of exit costs resulting from the termination and deconsolidation of a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment. Additionally, we had $2.2 million of charges related to Corporate. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Other charges (income), net in 2016 of $9.7 million were primarily related to $9.1 million of environmental related charges as well as $4.2 million of charges associated with currency devaluation within Argentina as a result of deliberate actions by the government of that country. These charges were offset by other miscellaneous income of $3.6 million.
Non-operating pension and postretirement charges
The income for the six months ended June 30, 2017 was $8.7 million compared to a charge of $2.3 million for the six months ended June 30, 2016. The decrease in charges was primarily due to the change in estimate of amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants as described in our 2016 Form 10-K.
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 18 to the condensed consolidated financial statements included within this Form 10-Q.

Provision for income taxes
A significant amount of our earnings is generated by our foreign subsidiaries (e.g. Denmark and Hong Kong), which tax earnings at lower rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States taxes have not been previously accrued.
Three months ended June 30, 2017 vs. 2016
Provision for income taxes for the three months ended June 30, 2017 was $3.3 million resulting in an effective tax rate of 6.3 percent and was $20.5 million resulting in an effective tax rate of 30.5 percent for the three months ended June 30, 2016. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended June 30
	2017			2016
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$52.0	$3.3	6.3%	$67.3	$20.5	30.5%
Corporate special charges	23.5	8.1		15.3	4.5
Tax adjustments (1)		(1.2)			(6.5)
Non-GAAP - Continuing operations	$75.5	$10.2	13.5%	$82.6	$18.5	22.4%
_______________
(1)     Refer to note 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of tax adjustments.
The primary drivers for the decrease in the second quarter effective tax rate for 2017 compared to 2016 are shown in the table above. The remaining change was due to reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.
Six months ended June 30, 2017 vs. 2016
Provision for income taxes for the six months ended June 30, 2017 was $12.7 million resulting in an effective tax rate of 11.9 percent and was $40.9 million resulting in an effective tax rate of 36 percent for the six months ended June 30, 2016. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Six Months Ended June 30
	2017			2016
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$106.4	$12.7	11.9%	$113.7	$40.9	36.0%
Corporate special charges	36.4	12.5		33.3	9.7
Tax adjustments (1)		(6.6)			(16.1)
Non-GAAP - Continuing operations	$142.8	$18.6	13.0%	$147.0	$34.5	23.5%
_______________
(1)     Refer to note 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of tax adjustments.

The primary drivers for the decrease in the year-to-date effective tax rate for 2017 compared to 2016 are shown in the table above. The remaining change was due to reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.

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
Three months ended June 30, 2017 vs. 2016
Discontinued operations, net of income taxes represented a gain of $26.6 million for the three months ended June 30, 2017, compared to $20.2 million for the three months ended June 30, 2016. The results for the three months ended June 30, 2017 include a $13.8 million ($13.8 million, net of tax) adjustment to the impairment charge that was previously recorded. This adjusts our Omega-3 business to its estimated fair value less cost to sell as a result of the definitive agreement to sell EPAX to Pelagia, signed on June 22, 2017. Refer to Note 10 to the condensed consolidated financial statements included within this Form 10-Q for further information.
Six months ended June 30, 2017 vs. 2016
Discontinued operations, net of income taxes represented a loss of $142.2 million for the six months ended June 30, 2017, compared to income of $42.9 million for the six months ended June 30, 2016. The results for the six months ended June 30, 2017 include an impairment charge of approximately $171 million ($151 million, net of tax) to write down our Omega-3 business to its estimated fair value less cost to sell. Refer to Note 10 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss) attributable to FMC stockholders
Three months ended June 30, 2017 vs. 2016
Net income attributable to FMC stockholders increased to a gain of $74.7 million from $65.2 million in the prior-year quarter. The increase was primarily due to a lower effective tax rate, as well as a higher gain from discontinued operations, net of income taxes as discussed above.
Six months ended June 30, 2017 vs. 2016
Net income attributable to FMC stockholders decreased to a loss of $49.5 million from income of $113.5 million in the prior-year quarter. The decrease was primarily due to the impairment charge, associated with our Omega-3 business, which was recorded to discontinued operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2017 and December 31, 2016, were $113.2 million and $64.2 million, respectively. Of the cash and cash equivalents balance at June 30, 2017, $92.3 million were held by our foreign subsidiaries. Our intent is to reinvest indefinitely the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings, however, in the first quarter of 2017 we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of our expected sale of our discontinued FMC Health and Nutrition segment and have recorded the taxes that would be payable upon such repatriation within discontinued operations.
At June 30, 2017, we had total debt of $1,784.8 million as compared to $1,893.0 million at December 31, 2016. Total debt included $1,592.3 million and $1,798.8 million of long-term debt (excluding current portions of $101.2 million and $2.4 million) at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we were in compliance with all of our debt covenants. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $94.2 million at December 31, 2016 to $192.5 million at June 30, 2017.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. We had no borrowings under the commercial paper program as of June 30, 2017.
On March 27, 2017, we entered into a commitment letter, that provided for a $1.5 billion 364-day bridge term loan and, in certain circumstances, a $1.5 billion revolving credit facility and a $750 million term loan facility in connection with the Transaction Agreement with DuPont. The proceeds would have been used to finance the acquisition associated with the Transaction Agreement as well as to pay fees and expenses and taxes incurred in connection with the acquisition and the other expected transactions contemplated by or related to the acquisition. On May 2, 2017, the financing available under the Commitment Letter was terminated and replaced by a $1.5 billion term loan facility and an amended and restated $1.5 billion revolving credit facility which is discussed in further detail below.
Term Loan Facility
On May 2, 2017, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $1.5 billion (the “New Term Loan Facility” or "2017 Term Loan Facility") to fund the expected transaction with DuPont. The New Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the New Term Loan Facility will be available in one or more drawings on the closing date of the New Term Loan Facility, which will be substantially concurrent with the closing of the expected transaction with DuPont. The scheduled maturity of the New Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the expected transaction as well as to pay fees, expenses and taxes incurred in connection with the expected transaction and the other expected transactions contemplated by or related to the expected transaction with DuPont or the New Term Loan Facility.
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
On May 2, 2017, we amended our existing 2014 Term Loan Facility. Among other things, the amendment temporarily increased the maximum leverage ratio financial covenant in order to permit the debt incurred under the contemplated New Term Loan Facility discussed above along with certain other changes to permit the expected transaction with DuPont.
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
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated New Term Loan Facility discussed above along with certain other changes to permit the expected transaction with DuPont.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $205.0 million and $160.1 million for the six months ended June 30, 2017 and 2016, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30
	2017	2016
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$139.1	$144.7
Corporate special charges and depreciation and amortization (1)	82.5	82.9
Operating income before depreciation and amortization (Non-GAAP)	$221.6	$227.6
Change in trade receivables, net (2)	279.3	237.9
Change in inventories (3)	(48.6)	(96.3)
Change in accounts payable (4)	102.8	24.3
Change in accrued customer rebates (5)	96.9	138.5
Change in advance payments from customers (6)	(234.4)	(244.8)
Change in all other operating assets and liabilities (7)	(117.9)	(6.6)
Cash basis operating income (Non-GAAP)	$299.7	$280.6
Restructuring and other spending (8)	(2.7)	(9.9)
Environmental spending, continuing, net of recoveries (9)	(15.1)	(11.4)
Pension and other postretirement benefit contributions (10)	(27.6)	(24.8)
Net interest payments (11)	(34.3)	(29.8)
Tax payments, net of refunds (11)	(6.0)	(31.8)
Excess tax benefits from share-based compensation	—	(0.4)
Acquisition legal and professional fees (12)	(9.0)	(12.4)
Cash provided (required) by operating activities of continuing operations	$205.0	$160.1
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2017 was primarily driven by timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.  During the six months ended June 30, 2017, we collected over $385 million of receivables in Brazil.  A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance. Additionally, the six months ended June 30, 2016 benefited from a one-off early collection in North America which did not repeat.

(3)
Inventory changes and the seasonal nature of the business within the different hemispheres are adjusted accordingly to take into consideration the change in market conditions primarily in FMC Agricultural Solutions.

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

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $5.6 million and $9.1 million, respectively. The amounts in 2017 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were $24.0 million in voluntary contributions to our U.S. defined benefit plans in 2017 and $21.0 million in 2016.

(11)
Amounts shown in the chart represent net payments of our continuing operations. Net interest payments of $10.4 million and $9.4 million and tax payments, net of refunds of $7.9 million and $5.9 million were allocated to discontinued operations for the six months ended June 30, 2017 and 2016, respectively.

(12)
2017 activity represents payments for legal and professional fees associated with the previously announced acquisition of certain assets relating to DuPont's Crop Protection business. 2016 activity represents payments for legal and professional fees associated with the Cheminova acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $55.1 million and $64.4 million for the six months ended June 30, 2017 and 2016, respectively.
Cash provided (required) by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts also include operating activities related to our discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(51.2) million and $(45.0) million for the six months ended June 30, 2017 and 2016, respectively.
The increase in cash required during the six months ended June 30, 2017, as compared to the same period in 2016 was due to payments related to a license and collaboration agreement to obtain certain technology and intellectual property rights as well as a prepayment to Nemaska under a long term supply agreement for lithium carbonate and expenditures related to the expansion of our lithium hydroxide and de-bottlenecking of our carbonate operations.
Cash provided (required) by investing activities of discontinued operations was $(12.8) million and $(14.7) million for the six months ended June 30, 2017 and June 30, 2016.
Cash required by investing activities of discontinued operations is directly associated with the capital expenditures of FMC Health and Nutrition.
Cash provided (required) by financing activities was $(149.8) million and $(151.1) million for the six months ended June 30, 2017 and 2016, respectively.
The change period over period in financing activities is primarily due to the decreases in short term debt payments and proceeds of long term debt, offset by increases in repayments of long term debt in the six months ended June 30, 2017.

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
Our cash needs outside of the DuPont crop protection acquisition and related integration expenses for 2017 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2017, our remaining borrowing capacity under our credit facility was $1,364.3 million (which includes borrowings under our commercial paper program).
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make voluntary cash contributions of approximately $40 million during 2017. These expected contributions are in excess of the minimum requirements. We contributed $24 million in the second quarter of 2017. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For both the six months ended June 30, 2017 and 2016, we paid $44.3 million in dividends declared. On July 20, 2017, we paid dividends totaling $22.2 million to our shareholders of record as of June 30, 2017. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2017.
During the six months ended June 30, 2017, no shares were repurchased under the publicly announced repurchase program. At June 30, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 17 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2016 can be found in a table included within Part II, Item 7 of our 2016 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2017.

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
At June 30, 2017, our financial instrument position was a net asset of $0.4 million compared to a net liability of $2.5 million at December 31, 2016. The change in the net financial instrument position was primarily due to change in exchange rates.

Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2017 and December 31, 2016, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset (liability) position at June 30, 2017	$(0.1)	$0.4	$(0.6)

Net asset (liability) position at December 31, 2016	$2.0	$3.3	$0.8
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2017 and December 31, 2016, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2017	$0.5	$19.4	$(18.4)

Net asset (liability) position at December 31, 2016	$(4.5)	$31.9	$(39.0)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2017 and December 31, 2016, we had no interest rate swap agreements.
Our debt portfolio, at June 30, 2017, is composed of 68 percent fixed-rate debt and 32 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2017, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $2.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.9 million for the six months of June 30, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2017, the related condensed consolidated statements of income (loss) and comprehensive income (loss), for the three‑month and six-month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
August 2, 2017

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1-30, 2017	3,770	$69.03	—	—	238,779,078
May 1-31, 2017	329	73.29	—	—	238,779,078
June 1-30, 2017	—	—	—	—	238,779,078
Total Q2 2017	4,099	$69.37	—	—	238,779,078

During the three and six months ended June 30, 2017, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.8d
Form of Performance Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8d to the Annual Report on Form 10-K filed on February 28, 2017)

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
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: August 2, 2017

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2017

Exhibit No.	Exhibit Description
10.8d
Form of Performance Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8d to the Annual Report on Form 10-K filed on February 28, 2017)

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File