Form 10-Q
period 2017-09-29
FMC CORP
filed 2017-11-07
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

Class	Outstanding at September 30, 2017
Common Stock, par value $0.10 per share	134,261,782

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$646.2	$628.8	$1,899.0	$1,850.5
Costs and Expenses
Costs of sales and services	380.3	414.2	1,182.5	1,184.5
Gross margin	265.9	214.6	716.5	666.0
Selling, general and administrative expenses	150.9	99.9	387.0	320.6
Research and development expenses	30.2	30.6	90.4	98.0
Restructuring and other charges (income)	7.1	14.1	22.3	32.7
Total costs and expenses	568.5	558.8	1,682.2	1,635.8
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	77.7	70.0	216.8	214.7
Equity in (earnings) loss of affiliates	—	(0.4)	(0.2)	(0.4)
Interest expense, net	18.4	15.4	51.3	46.4
Income (loss) from continuing operations before income taxes	59.3	55.0	165.7	168.7
Provision (benefit) for income taxes	(11.6)	6.5	1.1	47.4
Income (loss) from continuing operations	70.9	48.5	164.6	121.3
Discontinued operations, net of income taxes	(15.1)	31.1	(157.3)	74.0
Net income (loss)	55.8	79.6	7.3	195.3
Less: Net income (loss) attributable to noncontrolling interests	0.6	(0.1)	1.6	2.1
Net income (loss) attributable to FMC stockholders	$55.2	$79.7	$5.7	$193.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$70.4	$48.9	$163.1	$119.5
Discontinued operations, net of income taxes	(15.2)	30.8	(157.4)	73.7
Net income (loss) attributable to FMC stockholders	$55.2	$79.7	$5.7	$193.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.52	$0.36	$1.21	$0.89
Discontinued operations	(0.11)	0.23	(1.17)	0.55
Net income (loss) attributable to FMC stockholders	$0.41	$0.59	$0.04	$1.44
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.52	$0.36	$1.20	$0.89
Discontinued operations	(0.11)	0.23	(1.16)	0.55
Net income (loss) attributable to FMC stockholders	$0.41	$0.59	$0.04	$1.44
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$55.8	$79.6	$7.3	$195.3
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$45.6	$18.1	$162.2	$50.3
Reclassification of foreign currency translation (gains) losses	17.0	—	17.0	—
Total foreign currency translation adjustments (1)	$62.6	$18.1	$179.2	$50.3

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $0.2 and ($2.6) for the three and nine months ended September 30, 2017 and ($0.3) and ($2.0) for the three and nine months ended September 30, 2016, respectively	$(1.7)	$0.1	$(3.2)	$0.9
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $1.0 and $0.9 for the three and nine months ended September 30, 2017 and $1.2 and $3.3 for the three and nine months ended September 30, 2016, respectively (3)	1.5	2.2	1.3	6.2
Total derivative instruments, net of tax of $1.2 and ($1.7) for the three and nine months ended September 30, 2017 and $0.9 and $1.3 for the three and nine months ended September 30, 2016, respectively	$(0.2)	$2.3	$(1.9)	$7.1

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of ($0.1) and $2.7 for the three and nine months ended September 30, 2017 and zero for the three and nine months ended September 30, 2016, respectively (2)	$(1.3)	$—	$1.3	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $1.7 and $5.7 for the three and nine months ended September 30, 2017 and $4.7 and $12.0 for the three and nine months ended September 30, 2016, respectively (3)	3.2	4.7	11.0	18.1
Total pension and other postretirement benefits, net of tax of $1.6 and $8.4 for the three and nine months ended September 30, 2017 and $4.7 and $12.0 for the three and nine months ended September 30, 2016, respectively	$1.9	$4.7	$12.3	$18.1

Other comprehensive income (loss), net of tax	$64.3	$25.1	$189.6	$75.5
Comprehensive income (loss)	120.1	104.7	196.9	270.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.1	(0.5)	1.4	1.7
Comprehensive income (loss) attributable to FMC stockholders	$120.0	$105.2	$195.5	$269.1
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely, however, see Note 15 regarding the impact from the sale of our discontinued FMC Health and Nutrition segment on certain of these foreign subsidiaries. The amount for 2017 includes reclassification to net income due to the divestiture of our Omega-3 business. See Note 10 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2017 Omega-3 asset held for sale write-down charges.

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the nine months ended September 30, 2017 due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 14 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$93.8	$64.2
Trade receivables, net of allowance of $21.5 in 2017 and $17.6 in 2016	1,457.6	1,692.5
Inventories	614.8	478.9
Prepaid and other current assets	280.7	232.1
Current assets of discontinued operations held for sale	1,127.3	381.5
Total current assets	$3,574.2	$2,849.2
Investments	1.4	1.0
Property, plant and equipment, net	547.0	538.1
Goodwill	500.3	498.7
Other intangibles, net	776.6	719.9
Other assets including long-term receivables, net	418.5	454.7
Deferred income taxes	238.8	242.1
Noncurrent assets of discontinued operations held for sale	—	835.6
Total assets	$6,056.8	$6,139.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$214.2	$94.2
Accounts payable, trade and other	437.7	317.4
Advance payments from customers	6.4	239.8
Accrued and other liabilities	288.2	303.3
Accrued payroll	55.3	55.2
Accrued customer rebates	376.3	246.7
Guarantees of vendor financing	57.9	104.5
Accrued pension and other postretirement benefits, current	7.1	7.1
Income taxes	40.7	11.0
Current liabilities of discontinued operations held for sale	146.8	59.0
Total current liabilities	$1,630.6	$1,438.2
Long-term debt, less current portion	1,492.9	1,798.8
Accrued pension and other postretirement benefits, long-term	58.5	137.3
Environmental liabilities, continuing and discontinued	305.1	306.4
Deferred income taxes	159.6	130.4
Other long-term liabilities	274.9	267.5
Long-term liabilities of discontinued operations held for sale	—	67.7
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2017 or 2016	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2017 and 2016	18.6	18.6
Capital in excess of par value of common stock	445.5	418.6
Retained earnings	3,444.6	3,505.5
Accumulated other comprehensive income (loss)	(288.6)	(478.4)
Treasury stock, common, at cost - 2017: 51,722,010 shares, 2016: 52,293,686 shares	(1,499.8)	(1,506.6)
Total FMC stockholders’ equity	$2,120.3	$1,957.7
Noncontrolling interests	14.9	35.3
Total equity	$2,135.2	$1,993.0
Total liabilities and equity	$6,056.8	$6,139.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2017	2016
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$7.3	$195.3
Discontinued operations	157.3	(74.0)
Income (loss) from continuing operations	$164.6	$121.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	71.2	75.2
Equity in (earnings) loss of affiliates	(0.2)	(0.4)
Restructuring and other charges (income)	22.3	32.7
Deferred income taxes	4.6	6.5
Pension and other postretirement benefits	(6.3)	9.1
Share-based compensation	16.3	15.6
Excess tax benefits from share-based compensation	—	(0.5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	286.8	245.6
Guarantees of vendor financing	(48.5)	14.0
Inventories	(108.1)	(36.2)
Accounts payable, trade and other	104.6	(20.7)
Advance payments from customers	(233.6)	(244.9)
Accrued customer rebates	123.6	160.2
Income taxes	(4.3)	(10.1)
Pension and other postretirement benefit contributions	(51.1)	(40.7)
Environmental spending, continuing, net of recoveries	(11.5)	(19.8)
Restructuring and other spending	(4.2)	(11.5)
Acquisition-related charges	(35.2)	(16.8)
Change in other operating assets and liabilities, net (1)	(18.5)	(12.1)
Cash provided (required) by operating activities of continuing operations	$272.5	$266.5
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(19.2)	(13.2)
Other discontinued spending	(22.4)	(14.6)
Operating activities of discontinued operations, net of divestiture costs	88.6	149.4
Cash provided (required) by operating activities of discontinued operations	$47.0	$121.6

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30
	2017	2016
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(37.3)	$(75.2)
Proceeds from disposal of property, plant and equipment	1.6	1.9
Other investing activities	(34.3)	(1.6)
Cash provided (required) by investing activities of continuing operations	$(70.0)	$(74.9)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestitures	38.0	—
Other discontinued investing activities	(17.8)	(22.3)
Cash provided (required) by investing activities of discontinued operations	$20.2	$(22.3)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	14.1	(50.4)
Repayments of long-term debt	(301.9)	(126.3)
Financing fees	(11.0)	(0.7)
Proceeds from borrowings of long-term debt	103.3	2.1
Issuances of common stock, net	20.1	2.4
Excess tax benefits from share-based compensation	—	0.5
Transactions with noncontrolling interests	(0.5)	—
Dividends paid (2)	(66.6)	(66.4)
Other repurchases of common stock	(1.8)	(1.6)
Cash provided (required) by financing activities of continuing operations	$(244.3)	$(240.4)
Effect of exchange rate changes on cash and cash equivalents	4.2	1.6
Increase (decrease) in cash and cash equivalents	29.6	52.1
Cash and cash equivalents, beginning of period	64.2	78.6
Cash and cash equivalents, end of period	$93.8	$130.7

(2)	See Note 13 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $72.7 million and $61.5 million, and income taxes paid, net of refunds were $21.0 million and $51.9 million for the nine months ended September 30, 2017 and 2016, respectively. Net interest payments of $15.1 million and $14.8 million and tax payments, net of refunds of $8.1 million and $12.1 million were allocated to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively. Non-cash additions to property, plant and equipment were $4.4 million and $0.8 million for the nine months ended September 30, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2017 and 2016, cash flows for the nine months ended September 30, 2017 and 2016, and our financial positions as of September 30, 2017 and December 31, 2016. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016 (the “2016 10-K”).

Certain prior year amounts have been reclassified to conform to current year's presentation.

FMC Health and Nutrition:
In March 2017, our FMC Health and Nutrition segment was classified as a discontinued operation. For more information on our discontinued operations see Note 10. We have recast all the data within this filing to present FMC Health and Nutrition as a discontinued operation retrospectively for all periods presented.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), with early adoption permitted in any interim period after issuance of this ASU. We are evaluating the effect the guidance will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We believe the adoption will not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides requirements for presentation and disclosure of service and other components of net benefit cost on the financial statements. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We believe the adoption will not have a material impact on our consolidated financial statements other than potential changes to the presentation of net periodic pension and postretirement benefit costs on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations. This new ASU clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

January 1, 2018 effective date) and will be applied prospectively. We will continue to assess the effects the amendments in this ASU will have on future transactions of acquisitions or disposals.

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

In June 2016, the FASB issued No. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We intend to adopt this standard for interim and annual periods beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). The standard permits the use of either the retrospective or cumulative effect transition method. We expect to apply the modified retrospective adoption method. While we are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, we have performed an impact assessment by analyzing certain of our existing material revenue transactions and arrangements, and do not expect material changes to our current policies related to the timing of revenue recognition and the accounting for costs. However, the standard will impact our disclosures by requiring further disaggregation of revenue. We are in the process of developing our new footnote disclosures required under the new standard. Due to the transaction with E. I. du Pont de Nemours and Company, we will perform further impact assessments and assess the impact of this standard related to the acquired

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

business. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.

Recently adopted accounting guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years (i.e. a January 1, 2017 effective date). We adopted this standard prospectively beginning in 2017. The adoption impacted our recognition of excess tax benefit, which is recorded within provision for income taxes on the condensed consolidated statements of income. Additionally, the presentation of excess tax benefit on our condensed consolidated statements of cash flows was impacted as it is now shown within cash flows from operating activities. The excess tax benefit recognized within provision for income taxes for the three and nine months ended September 30, 2017 was approximately $1.0 million and $2.3 million, respectively.

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

Note 3: Acquisitions
DuPont Crop Protection
On March 31, 2017, we entered into a definitive Transaction Agreement (the “Transaction Agreement”) with E. I. du Pont de Nemours and Company (“DuPont"). On November 1, 2017, pursuant to the terms and conditions set forth in the Transaction Agreement, we completed the acquisition of certain assets relating to DuPont's Crop Protection business and research and development ("R&D") organization ("DuPont Crop Protection Business") (collectively, the "Acquisition"). In connection with this transaction, we sold to DuPont our FMC Health and Nutrition segment and paid DuPont $1.2 billion in cash. The Transaction Agreement also contained a provision for working capital adjustments. Beginning in the fourth quarter of 2017, the DuPont Crop Protection Business will be integrated into our FMC Agricultural Solutions segment and included within our results of operations. The Acquisition was partially funded with the 2017 Term Loan Facility which was secured for the purposes of the Acquisition. See Note 9 for more details.
In connection with the Acquisition, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by DuPont to us for up to 24 months after closing, with an optional six months extension. These services include information technology services, accounting, human resource and facility services among other services, while we assume the operations of the DuPont Crop Protection Business.

We will apply acquisition accounting under the U.S. GAAP business combinations guidance. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the Acquisition will be recorded at the estimated fair values using primarily Level 2 and Level 3 inputs (see Note 16 for an explanation of Level 2 and Level 3 inputs). In valuing acquired assets and assumed liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return.

We have not completed the detailed valuation work necessary to determine the estimates of the fair value of the acquired assets and assumed liabilities. As a result, we have not determined the preliminary allocation of the purchase price. We also have not completed the detailed analysis to present the pro forma financial information for the combined businesses. As such, both the preliminary allocation of the purchase price as well as the pro forma financial information will be included in our future filings. Certain manufacturing sites and a R&D site will be transferred to us at a later date due to various local timing constraints; however,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

we will still obtain the economic benefit from these sites during the period from November 1, 2017 to when the sites legally transfer. No additional consideration will be paid at the date of transfer.
In the third quarter, both the European Commission and Competition Commission of India had conditionally approved our acquisition of certain assets of DuPont’s Crop Protection business. The Acquisition was conditioned upon us divesting the portfolio of products required by the respective remedies. These remedies are expected to impact FMC Agricultural Solutions’ annual 2018 operating profit by approximately $15 million. We are in active negotiations to divest the portfolio of products required by the European Commission within the required timeframe.

Acquisition-related charges
Pursuant to US GAAP, costs incurred associated with the acquisitions are expensed as incurred. The following table summarizes the costs incurred associated with these activities.

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$48.8	$—	$78.7	$—
Acquisition-related charges - Cheminova (2)
Legal and professional fees (1)	—	4.4	—	16.8
Total acquisition-related charges (3)	$48.8	$4.4	$78.7	$16.8

Restructuring charges and asset disposals
Cheminova restructuring	$—	$5.8	$—	$14.7
Total Cheminova restructuring charges (3) (4)	$—	$5.8	$—	$14.7
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employee related costs and integration-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	For more information on the acquisition-related charges for Cheminova, refer to Note 3 to the consolidated financial statements included within our 2016 Form 10-K.

(3)	Acquisition-related charges and restructuring charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

(4)	See Note 8 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2016	$498.7	$—	$498.7
Acquisitions	—	—	—
Foreign currency adjustments	1.6	—	1.6
Balance, September 30, 2017	$500.3	$—	$500.3

We perform our goodwill and indefinite life intangible asset impairment tests at least annually. Our fiscal year 2017 annual goodwill and indefinite life intangible asset impairment test was performed during the three months ended September 30, 2017. As a result, we determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value for each of our goodwill reporting units.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2017			December 31, 2016
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$394.2	$(61.5)	$332.7	$356.9	$(43.7)	$313.2
Patents	2.5	(0.9)	1.6	2.2	(0.4)	1.8
Brands (1)	15.4	(5.9)	9.5	13.6	(4.7)	8.9
Purchased and licensed technologies	57.0	(28.1)	28.9	60.3	(30.1)	30.2
Other intangibles	2.9	(2.0)	0.9	2.9	(1.9)	1.0
	$472.0	$(98.4)	$373.6	$435.9	$(80.8)	$355.1

Intangible assets not subject to amortization (indefinite-lived)
Brands (1) (2)	$402.3		$402.3	$363.4		$363.4
In-process research & development (3)	0.7		0.7	1.4		1.4
	$403.0		$403.0	$364.8		$364.8
Total intangible assets	$875.0	$(98.4)	$776.6	$800.7	$(80.8)	$719.9
____________________
(1)     Represents brand portfolios, trademarks, trade names and know-how.

(2)
The majority of the Brands intangible asset in the table above relates to our proprietary brand portfolio for which the fair value was substantially in excess of the carrying value. During the third quarter of 2017, we recorded a $1.3 million impairment charge in our generic brand portfolio which is part of the FMC Agricultural Solutions segment. The carrying value of the generic portfolio subsequent to the charge was approximately $4.3 million.

(3)
During the third quarter of 2017, we identified a project within the in-process research & development that was terminated. As a result, we wrote down the carrying value of the in-process research & development by $0.9 million.

At September 30, 2017, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite-lived
FMC Agricultural Solutions	$372.6	$403.0
FMC Lithium	1.0	—
Total	$373.6	$403.0

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Amortization expense	$5.6	$6.4	$15.9	$18.4

The full year estimated pre-tax amortization expense for each of the five years ending December 31, 2017 to 2021 is $22.1 million, $22.0 million, $21.8 million, $21.7 million and $20.8 million, respectively.

Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Balance, December 31, 2015	$13.9
Additions - charged to expense	9.8
Transfer from (to) allowance for credit losses (see below)	(7.8)
Net recoveries and write-offs	1.7
Balance, December 31, 2016	$17.6
Additions - charged to expense	5.6
Transfer from (to) allowance for credit losses (see below)	(4.0)
Net recoveries, write-offs and other	2.3
Balance, September 30, 2017	$21.5

The company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $99.1 million as of September 30, 2017. These long-term customer receivable balances and the corresponding allowance are included in "Other assets" on the condensed consolidated balance sheet.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2015	$29.2
Additions - charged to expense	12.1
Transfer from (to) allowance for doubtful accounts (see above)	7.8
Net recoveries and write-offs	—
Balance, December 31, 2016	$49.1
Additions - charged to expense	9.8
Transfer from (to) allowance for doubtful accounts (see above)	4.0
Net recoveries, write-offs and other	(1.6)
Balance, September 30, 2017	$61.3

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2017	December 31, 2016
Finished goods	$272.5	$220.1
Work in process	247.0	219.3
Raw materials, supplies and other	222.5	166.7
First-in, first-out inventory	$742.0	$606.1
Less: Excess of first-in, first-out cost over last-in, first-out cost	(127.2)	(127.2)
Net inventories	$614.8	$478.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2017	December 31, 2016
Property, plant and equipment	$978.2	$921.6
Accumulated depreciation	(431.2)	(383.5)
Property, plant and equipment, net	$547.0	$538.1

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Restructuring charges and asset disposals	$4.4	$5.8	$7.1	$14.7
Other charges (income), net	2.7	8.3	15.2	18.0
Total restructuring and other charges (income)	$7.1	$14.1	$22.3	$32.7

Restructuring charges and asset disposals
For detail on restructuring activities which commenced prior to 2017, see Note 7 to our consolidated financial statements included with our 2016 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (2)	Total
Other items	$—	$—	$4.4	$4.4
Three months ended September 30, 2017	$—	$—	$4.4	$4.4

Cheminova restructuring	$3.0	$—	$2.8	$5.8
Three months ended September 30, 2016	$3.0	$—	$2.8	$5.8

Other items	$—	$—	$7.1	$7.1
Nine months ended September 30, 2017	$—	$—	$7.1	$7.1

Cheminova Restructuring	$8.1	$1.3	$5.3	$14.7
Nine months ended September 30, 2016	$8.1	$1.3	$5.3	$14.7
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(in Millions)	Balance at 12/31/16 (3)	Change in reserves (4)	Cash payments	Other	Balance at 9/30/17 (3)
Cheminova restructuring	$11.1	$—	$(4.1)	$(1.4)	$5.6
Other workforce related and facility shutdowns (1)	1.4	—	(0.1)	—	1.3
Restructuring activities related to discontinued operations (2)	3.4	7.0	(10.0)	—	0.4
Total	$15.9	$7.0	$(14.2)	$(1.4)	$7.3
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued spending" on the condensed consolidated statements of cash flows.

(3)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(4)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in the above tables.

Other charges (income), net

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Environmental charges, net	$2.7	$8.1	$8.3	$17.1
Argentina devaluation	—	—	—	4.2
Other items, net	—	0.2	6.9	(3.3)
Other charges (income), net	$2.7	$8.3	$15.2	$18.0

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details.

Argentina Devaluation
On December 17, 2015, the Argentina government initiated actions to significantly devalue its currency. These actions continued into a portion of the first quarter of 2016. These actions created an immediate loss associated with the impacts of the remeasurement of our local balance sheet. The loss was attributable to our FMC Lithium and FMC Agricultural Solutions operations. Due to the severity of the event and its immediate impact to our operations in the country, the charge associated with the remeasurement was included within "Restructuring and other charges (income)" in our condensed consolidated income statement during the period.  We believe these actions have ended and do not expect further charges for remeasurement to be included within restructuring and other charges.

Other items, Net
Other items, net for the nine months ended September 30, 2017 primarily relate to exit costs resulting from the termination and de-consolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment.

Note 9: Debt
Debt maturing within one year:

(in Millions)	September 30, 2017	December 31, 2016
Short-term foreign debt (1)	$100.1	$85.5
Commercial paper (2)	8.4	6.3
Total short-term debt	$108.5	$91.8
Current portion of long-term debt	105.7	2.4
Short-term debt and current portion of long-term debt	$214.2	$94.2
____________________

(1)	At September 30, 2017, the average interest rate on the borrowings was 8.4%.

(2)	At September 30, 2017, the average effective interest rate on the borrowings was 1.5%.

Long-term debt:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2017
	Interest Rate Percentage	Maturity Date	September 30, 2017	December 31, 2016
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.1 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $1.2 and $1.4, respectively)	3.95 - 5.2%	2019 - 2024	998.8	998.6
2014 Term Loan Facility	2.5%	2020	450.0	750.0
2017 Term Loan Facility	2.5%	2022	—	—
Revolving Credit Facility (1)	3.8%	2022	—	—
Foreign debt	0 - 10.8%	2018 - 2024	112.2	10.7
Debt issuance cost			(14.0)	(9.7)
Total long-term debt			$1,598.6	$1,801.2
Less: debt maturing within one year			105.7	2.4
Total long-term debt, less current portion			$1,492.9	$1,798.8
____________________

(1)	Letters of credit outstanding under our Revolving Credit Facility totaled $136.1 million and available funds under this facility were $1,355.5 million at September 30, 2017.

Term Loan Facility
On November 1, 2017, we borrowed $1.5 billion under our previously announced senior unsecured term loan facility ("2017 Term Loan Facility"). The proceeds of the borrowing were used to finance the Acquisition and will also be used to pay anticipated taxes associated with the gain on the sale of FMC Health and Nutrition.
The scheduled maturity of the 2017 Term Loan Facility is on the fifth anniversary of this closing date. The 2017 Term Loan Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the related agreement to the 2017 Term Loan Facility. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of one percent; and the Eurocurrency rate for a one-month period plus one percent.
The 2017 Term Loan Facility contains financial and other covenants, including a maximum leverage ratio of 4.75 and minimum interest coverage ratio of 3.5 immediately following the Acquisition. The 2017 Term Loan Facility also contains a cross-default provision whereby a default under our other indebtedness in excess of $50 million, after grace periods and absent a waiver from the lenders, would be an event of default under the agreement of the 2017 Term Loan Facility and could result in a demand for payment of all amounts outstanding under this facility.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the 2017 Term Loan Facility discussed above along with certain other changes to permit the expected transaction.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Covenants
Among other restrictions, our Revolving Credit Facility and both 2014 and 2017 Term Loan Facilities contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2017 was 2.6, which is below the maximum leverage of 3.5 at September 30, 2017. Our actual interest coverage for the four consecutive quarters ended September 30, 2017 was 8.2, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2017.

Note 10: Discontinued Operations
FMC Health and Nutrition:
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by us to DuPont for up to 24 months after closing, with an optional six months extension. These services include information technology services, accounting, human resource and facility services among other services, while DuPont assumes the operations of FMC Health and Nutrition.
Assets held for sale under U.S. GAAP are required to be reported at the lower of carrying value or fair value, less costs to sell.  We expected a significant gain on the FMC Health and Nutrition assets sold to DuPont and therefore these assets held for sale were reported at their carrying value. However, the fair value of the Omega-3 business, which was previously part of the broader FMC Health and Nutrition reporting unit, was significantly less than its carrying value, which included accumulated foreign currency translation adjustments that were subsequently reclassified to earnings after completion of the sale. As a result, we recorded an impairment charge of approximately $171 million ($151 million, net of tax) during the six months ended June 30, 2017 to reflect the definitive agreement. As the sale occurred August 1, 2017, the charge was revised to reflect the sales price less the carrying value at the sale date. The impairment charge for the nine months ended September 30, 2017 was approximately $168 million ($148 million, net of tax).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The results of our discontinued FMC Health and Nutrition operations are summarized below:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue	$163.3	$178.9	$502.1	$566.3
Costs of sales and services	101.7	114.0	309.0	370.1
Income (loss) from discontinued operations before income taxes (1)	33.0	40.2	108.2	117.0
Provision for income taxes (2)	22.7	6.1	62.9	28.1
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (3)	$10.3	$34.1	$45.3	$88.9
Divestiture related costs of discontinued operations of FMC Health and Nutrition, net of income taxes	(5.4)	—	(14.9)	—
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (4)	3.1	—	(147.8)	—
Discontinued operations of FMC Health and Nutrition, net of income taxes	8.0	34.1	(117.4)	88.9
Less: Discontinued operations of FMC Health and Nutrition attributable to noncontrolling interests	0.1	—	0.1	—
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$7.9	$34.1	$(117.5)	$88.9
____________________

(1)
For the three months ended September 30, 2017 and 2016, amounts include $4.7 million and $4.9 million of allocated interest expense and $3.9 million and $0.3 million of restructuring and other charges (income), respectively. For the nine months ended September 30, 2017 and 2016, amounts include $15.1 million and $14.7 million of allocated interest expense, $7.0 million and $6.4 million of restructuring and other charges (income), and $3.9 million and zero of a pension curtailment charge, respectively. See Note 14 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)
Includes the accrual of income taxes of $3.0 million and $20.8 million for the three and nine months ended September 30, 2017, respectively, associated with unremitted earnings of foreign FMC Health and Nutrition subsidiaries held for sale. Also includes incremental tax cost of $14.7 million for the three and nine months ended September 30, 2017 related to certain legal entity restructuring executed during the third quarter to facilitate the FMC Health and Nutrition divestiture.

(3)	In accordance with US GAAP, effective March 2017 we stopped amortizing and depreciating all assets classified as held for sale.

(4)
Represents the impairment charge for the nine months ended September 30, 2017 of approximately $168 million ($148 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

(in Millions)	September 30, 2017	December 31, 2016
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$362.6	$381.5
Property, plant & equipment (1)	412.2	464.0
Goodwill (1)	302.8	278.8
Other intangibles, net (1)	36.7	73.5
Other non-current assets (1)	13.0	19.3
Total assets of discontinued operations held for sale (2)	$1,127.3	$1,217.1
Liabilities
Current liabilities of discontinued operations held for sale	(72.0)	(59.0)
Noncurrent liabilities of discontinued operations held for sale (1)	(74.8)	(67.7)
Total liabilities of discontinued operations held for sale (2)	(146.8)	(126.7)
Total net assets	$980.5	$1,090.4
____________________

(1)	Presented as "Noncurrent assets / Long-term liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of December 31, 2016.

(2)	Presented as "Current assets / liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of September 30, 2017.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $0.2 and ($0.2) for the three and nine months ended September 30, 2017 and ($1.0) and ($0.8) for the three and nine months ended 2016, respectively (1)	$0.4	$3.4	$2.1	$3.3
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $9.9 and $14.4 for the three and nine months ended September 30, 2017 and $1.8 and $4.2 for the three and nine months ended 2016, respectively (2)	(19.3)	(3.4)	(30.0)	(8.3)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.2 and $6.4 for the three and nine months ended September 30, 2017 and $1.7 and $5.7 for the three and nine months ended 2016, respectively	(4.2)	(3.0)	(12.0)	(9.9)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($21.0) and ($38.6) for the three and nine months ended September 30, 2017 and ($6.1) and ($28.1) for the three and nine months ended 2016, respectively	8.0	34.1	(117.4)	88.9
Discontinued operations, net of income taxes	$(15.1)	$31.1	$(157.3)	$74.0
____________________

(1)	See a roll forward of our restructuring reserves in Note 8.

(2)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2017 in Note 11.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2016	$378.1	$(11.4)	$366.7
Provision/(benefit)	53.1	—	53.1
(Spending)/recoveries	(41.5)	—	(41.5)
Foreign currency translation adjustments	5.6	—	5.6
Net change	17.2	—	17.2
Total environmental reserves at September 30, 2017	$395.3	$(11.4)	$383.9

Environmental reserves, current (1)	80.0	(1.2)	78.8
Environmental reserves, long-term (2)	315.3	(10.2)	305.1
Total environmental reserves at September 30, 2017	$395.3	$(11.4)	$383.9
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at September 30, 2017. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2016	Increase in Recoveries	Cash Received	9/30/2017
Environmental recoveries	$27.2	0.4	(10.8)	$16.8
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Environmental provisions, net - recorded to liabilities (1)	$31.9	$13.3	$53.1	$31.4
Environmental provisions, net - recorded to assets (2)	—	—	(0.4)	(1.8)
Environmental provision, net	$31.9	$13.3	$52.7	$29.6

Continuing operations (3)	2.7	8.1	8.3	17.1
Discontinued operations (4)	29.2	5.2	44.4	12.5
Environmental provision, net	$31.9	$13.3	$52.7	$29.6
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

Middleport
As disclosed in our 2016 Form 10-K, our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended Corrective Measure Alternatives for the Operable Units for which FMC has completed Corrective Measures Studies, including estimates for the proposed remedy for the southern portion of the tributary, which is one of the discrete contaminated areas of the site. In the third quarter of 2017, we increased the reserve by $25.0 million, which reflects our best estimate for remediation costs associated with the southern portion of the tributary. The increased costs were based on estimates for proposed remediation alternatives developed through a work study requested by the New York State Department of Environmental Conservation ("NYSDEC") that was completed in the third quarter of 2017. This increase has been reflected within the environmental reserves balance above.
Middleport Litigation
In the federal court action before the United States District Court for the Western District of New York, FMC responded to the Court’s dismissal of FMC’s action by filing a Motion to Vacate Judgment and For Leave to Amend Complaint on March 2, 2017. The purpose of this motion is to allow FMC to amend its Complaint to add a citizen’s suit under RCRA against the United States for the Environmental Protection Agency's ("EPA") failure to perform its non-discretionary duties under the 1991 Administrative Order on Consent ("AOC"). Simultaneously, FMC served the EPA with a 60-day notice letter, which is a procedural precursor to filing the citizen’s suit complaint.
In the NYSDEC appeal, the Court denied FMC’s motion to strike portions of NYSDEC's brief that were items outside the record on appeal. Both FMC and NYSDEC have submitted their briefs on the appeal and oral argument is anticipated to occur in early 2018.

Pocatello Tribal Litigation
As discussed in our 2016 Form 10-K, FMC owns the Pocatello property on the Shoshone-Bannock Tribal Reservation. For the past 12 years, we have litigated in the Shoshone-Bannock Tribal Court system and the United States District Court for the District of Idaho concerning the Tribes’ attempts to regulate our activities within the Reservation. Refer to the 2016 Form 10-K for more information on the history of this matter. We have continued to include the costs related to an adverse decision in this matter within our reasonably possible estimates.

On September 28, 2017, the District Court issued a decision finding that the Tribal Court has jurisdiction over FMC to require FMC to pay a $1.5 million per year fee to the Tribes for hazardous wastes “stored” on the Reservation. We do not believe it is probable that we will incur a loss for this matter due to legal principles established by the United States Supreme Court and the United States Court of Appeals for the Ninth Circuit that we believe were not followed by the District Court. Our reasonably possible estimate continues to include the estimated costs of an adverse decision and does not need to be adjusted as a result of the District Court's decision. On October 12, 2017, we filed a notice of appeal to the Ninth Circuit. The District Court Judgment has been stayed pending the outcome of the appeal to the Ninth Circuit.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended September 30, 2017. For the nine months ended September 30, 2017, there were 0.2 million potential common shares excluded from Diluted EPS. There were 1.2 million and 1.9 million potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2016, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$70.4	$48.9	$163.1	$119.5
Discontinued operations, net of income taxes	(15.2)	30.8	(157.4)	73.7
Net income (loss) attributable to FMC stockholders	$55.2	$79.7	$5.7	$193.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	(0.1)	(0.7)	(0.3)
Net income (loss) allocable to common stockholders	$54.9	$79.6	$5.0	$192.9

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.52	$0.36	$1.21	$0.89
Discontinued operations	(0.11)	0.23	(1.17)	0.55
Net income (loss) attributable to FMC stockholders	$0.41	$0.59	$0.04	$1.44

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.52	$0.36	$1.20	$0.89
Discontinued operations	(0.11)	0.23	(1.16)	0.55
Net income (loss) attributable to FMC stockholders	$0.41	$0.59	$0.04	$1.44

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,371	133,973	134,184	133,890
Weighted average additional shares assuming conversion of potential common shares	1,576	725	1,324	601
Shares – diluted basis	135,947	134,698	135,508	134,491

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$1,957.7	$35.3	$1,993.0
Net income (loss)	5.7	1.6	7.3
Stock compensation plans	36.3	—	36.3
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	12.3	—	12.3
Net hedging gains (losses) and other, net of income tax (1)	(1.9)	—	(1.9)
Foreign currency translation adjustments (1)	179.4	(0.2)	179.2
Dividends ($0.165 per share)	(66.6)	—	(66.6)
Repurchases of common stock	(1.8)	—	(1.8)
Transactions with noncontrolling interests (2)	(0.8)	(21.8)	(22.6)
Balance at September 30, 2017	$2,120.3	$14.9	$2,135.2
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

(2)	During the first quarter 2017, we terminated our interest in a variable interest entity. See Note 8 for more information.

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications (3)	162.4	(3.2)	1.3	160.5
Amounts reclassified from accumulated other comprehensive income (loss)	17.0	1.3	11.0	29.3
Accumulated other comprehensive income (loss), net of tax at September 30, 2017	$(14.6)	$5.2	$(279.2)	$(288.6)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications (3)	50.7	0.9	—	51.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.1	18.1	24.2
Accumulated other comprehensive income (loss), net of tax at September 30, 2016	$(96.6)	$0.8	$(285.7)	$(381.5)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Foreign currency adjustments:
Divestiture of Omega-3 business (2)	$(17.0)	$—	$(17.0)	$—	Discontinued operations, net of income taxes
Derivative instruments
Foreign currency contracts	(4.9)	(5.4)	(9.4)	(8.5)	Costs of sales and services
Energy contracts	(0.2)	(0.5)	0.6	(2.1)	Costs of sales and services
Foreign currency contracts	2.6	2.5	6.6	1.0	Selling, general and administrative expenses
Total before tax	$(2.5)	$(3.4)	$(2.2)	$(9.5)
	1.0	1.2	0.9	3.3	Provision for income taxes
Amount included in net income	$(1.5)	$(2.2)	$(1.3)	$(6.2)

Pension and other postretirement benefits (3)
Amortization of prior service costs	$(0.1)	$(0.1)	$(0.4)	$(0.5)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.6)	(9.3)	(10.4)	(29.6)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	(1.2)	—	(5.9)	—	Selling, general and administrative expenses (4)
Total before tax	$(4.9)	$(9.4)	$(16.7)	$(30.1)
	1.7	4.7	5.7	12.0	Provision for income taxes
Amount included in net income	$(3.2)	$(4.7)	$(11.0)	$(18.1)
Total reclassifications for the period	$(4.7)	$(6.9)	$(12.3)	$(24.3)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
The reclassification of historical cumulative translation adjustments was the result of the sale of our Omega-3 business. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 10 within these condensed consolidated financial statements for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the Omega-3 asset held for sale write-down charges.

(3)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 14.

(4)
The loss due to curtailment for the nine months ended September 30, 2017 related to the disposal of FMC Health and Nutrition was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For both the nine months ended September 30, 2017 and 2016, we paid dividends of $66.6 million and $66.4 million, respectively. On October 19, 2017, we paid dividends totaling $22.3 million to our shareholders of record as of September 29, 2017. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2017.

During the nine months ended September 30, 2017, no shares were repurchased under the publicly announced repurchase program. At September 30, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30				Nine Months Ended September 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Components of net annual benefit cost (income):
Service cost	$1.8	$1.1	$—	$—	$5.6	$6.0	$—	$—
Interest cost	11.2	12.5	0.1	0.2	33.7	37.4	0.5	0.6
Expected return on plan assets	(19.9)	(21.4)	—	—	(59.6)	(64.3)	—	—
Amortization of prior service cost (credit)	0.1	0.2	—	—	0.4	0.6	—	—
Recognized net actuarial and other (gain) loss	4.1	9.3	(0.3)	(0.4)	11.9	29.7	(0.8)	(1.0)
Recognized loss due to settlement (1)	1.2	—	—	—	2.0	—	—	—
Net periodic benefit cost (income)	$(1.5)	$1.7	$(0.2)	$(0.2)	$(6.0)	$9.4	$(0.3)	$(0.4)
____________________

(1)	Settlement charge relates to the non-qualified plan in the U.S.

In the nine months ended September 30, 2017 we recognized a curtailment loss of $3.9 million associated with the expected disposal of our FMC Health and Nutrition business, which was recorded within "Discontinued operations, net of income taxes" within the condensed consolidated statements of income (loss).
We made voluntary cash contributions to our U.S. defined benefit pension plan in the nine months ended September 30, 2017 and September 30, 2016 of $44.0 million and $35.0 million, respectively. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2017.

As noted in our 2016 Form 10-K, we made a $21 million payment into our U.K. pension plan in order to annuitize our remaining pension obligation. In October 2017, we completed the buy-out of the annuity, completing the plan termination and relieving us of the pension liability for the U.K. pension plan. The termination will result in a settlement charge which will be recognized in the fourth quarter. The settlement charge is expected to be approximately $34 million.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30
	2017			2016
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$59.3	$(11.6)	(19.6)%	$55.0	$6.5	11.8%
Discrete items:
Acquisition-related charges (1)	48.8	15.4		—	—
Currency remeasurement (2)	4.6	1.2		7.5	1.1
Other discrete items (3)	(4.1)	1.3		(3.6)	0.6
Tax only discrete items (4)	—	4.7		—	1.7
Total discrete items	$49.3	$22.6		$3.9	$3.4
Continuing operations, before discrete items	$108.6	$11.0		$58.9	$9.9
Estimated Annualized Effective Tax Rate (EAETR) (5)			10.1%			16.8%

	Nine Months Ended September 30
	2017			2016
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$165.7	$1.1	0.7%	$168.7	$47.4	28.1%
Discrete items:
Acquisition-related charges (1)	78.7	24.5		—	—
Currency remeasurement (2)	16.1	5.4		13.5	0.5
Other discrete items (3)	83.4	4.6		90.9	2.0
Tax only discrete items (4)	—	5.8		—	0.2
Total discrete items	$178.2	$40.3		$104.4	$2.7
Continuing operations, before discrete items	$343.9	$41.4		$273.1	$50.1
Estimated Annualized Effective Tax Rate (EAETR) (5)			12.0%			18.3%
___________________

(1)	See Note 3 for more information on acquisition-related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three and nine months ended September 30, 2017 and 2016, the other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for these pretax losses.

(4)
For the three and nine months ended September 30, 2017, tax only discrete items are comprised of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability of certain deferred tax assets, changes in uncertain tax liabilities and related interest, excess tax benefits associated with share-based compensation, and changes in prior year estimates of subsidiary tax liabilities. For the three and nine months ended September 30, 2016, tax only discrete items are comprised primarily of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability or measurement of certain deferred tax assets, and changes in prior year estimates of subsidiary tax liabilities.

(5)
The decrease in the EAETR for the three and nine months ended September 30, 2017 is primarily driven by reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.

In the first quarter of 2017, we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of the expected sale of our discontinued FMC Health and Nutrition segment. For the three and nine months ended September 30, 2017, we provided deferred tax liabilities of $3.0 million and $20.8 million, respectively, attributable to outside basis differences within the FMC Health and Nutrition segment as a component of discontinued operations. We have not provided income taxes on undistributed earnings of our other foreign subsidiaries or affiliates since our intention remains that such earnings will be indefinitely reinvested.

Note 16: Financial Instruments, Risk Management and Fair-Value Measurements

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,783.8 million and $1,964.9 million and the carrying amount is $1,707.1 million and $1,893.0 million as of September 30, 2017 and December 31, 2016, respectively.
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
As of September 30, 2017, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $4.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2018. At September 30, 2017, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $322.0 million.
As of September 30, 2017, we had current open commodity contracts in AOCI in a net after tax gain position of $0.1 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

contracts hedge forecasted transactions until December 31, 2017. At September 30, 2017, we had an equivalent of 0.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $4.2 million of the net gains after-tax, representing both open foreign currency exchange contracts and commodity contracts, will be realized in earnings during the twelve months ending September 30, 2018 if spot rates in the future are consistent with forward rates as of September 30, 2017. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,547.8 million at September 30, 2017.

Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$6.0	$0.8	$6.8	$(5.0)	$1.8
Energy contracts	0.2	—	0.2	—	0.2
Total derivative assets (1)	6.2	0.8	7.0	(5.0)	2.0

Foreign exchange contracts	$(5.2)	$(0.4)	$(5.6)	$5.0	$(0.6)
Total derivative liabilities (2)	(5.2)	(0.4)	(5.6)	5.0	(0.6)

Net derivative assets (liabilities)	$1.0	$0.4	$1.4	$—	$1.4

	December 31, 2016
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$9.8	$0.8	$10.6	$(6.2)	$4.4
Energy contracts	2.0	—	2.0	—	2.0
Total derivative assets (1)	11.8	0.8	12.6	(6.2)	6.4

Foreign exchange contracts	$(5.5)	$(9.6)	$(15.1)	$6.2	$(8.9)
Total derivative liabilities (2)	(5.5)	(9.6)	(15.1)	6.2	(8.9)

Net derivative assets (liabilities)	$6.3	$(8.8)	$(2.5)	$—	$(2.5)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Unrealized hedging gains (losses) and other, net of tax	$(1.8)	$0.2	$0.1	$(0.1)	$—	$—	$(1.7)	$0.1
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	1.5	1.9	0.1	0.3	(0.1)	—	1.5	2.2
Total derivative instrument impact on comprehensive income, net of tax	$(0.3)	$2.1	$0.2	$0.2	$(0.1)	$—	$(0.2)	$2.3

	Nine Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Unrealized hedging gains (losses) and other, net of tax	$(2.4)	$1.0	$(0.8)	$(0.1)	$—	$—	$(3.2)	$0.9
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	1.8	4.9	(0.4)	1.4	(0.1)	(0.1)	1.3	6.2
Total derivative instrument impact on comprehensive income, net of tax	$(0.6)	$5.9	$(1.2)	$1.3	$(0.1)	$(0.1)	$(1.9)	$7.1
___________________

(1)	See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30		Nine Months Ended September 30
(in Millions)		2017	2016	2017	2016
Foreign exchange contracts	Cost of sales and services	$1.1	$11.7	$(9.4)	$28.3
Total		$1.1	$11.7	$(9.4)	$28.3
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

Recurring Fair-Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in the condensed consolidated balance sheets. During the periods presented there were no transfers between fair-value hierarchy

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

levels.

(in Millions)	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$0.2	$—	$0.2	$—
Derivatives – Foreign exchange (1)	1.8	—	1.8	—
Other (2)	28.9	28.9	—	—
Total assets	$30.9	$28.9	$2.0	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.6	$—	$0.6	$—
Other (3)	38.4	37.1	1.3	—
Total liabilities	$39.0	$37.1	$1.9	$—

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$2.0	$—	$2.0	$—
Derivatives – Foreign exchange (1)	4.4	—	4.4	—
Other (2)	25.3	25.3	—	—
Total assets	$31.7	$25.3	$6.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$8.9	$—	$8.9	$—
Other (3)	31.1	30.5	0.6	—
Total liabilities	$40.0	$30.5	$9.5	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value. Asset amounts are included in “Other assets” in the condensed consolidated balance sheets.

(3)
Consist of a deferred compensation arrangement recognized on our balance sheets. Both the asset and liability are recorded at fair value. Liability amounts are included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Nonrecurring Fair-Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the periods ended September 30, 2017 and December 31, 2016.

(in Millions)	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended September 30, 2017)
Assets
Impairment of intangibles (1)	4.3	—	—	4.3	(1.3)
Total assets	$4.3	$—	$—	$4.3	$(1.3)
____________________

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1.3 million to its fair value.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended December 31, 2016)
Assets
Impairment of intangibles (1)	$5.9	$—	$—	$5.9	$(1.0)
Total assets	$5.9	$—	$—	$5.9	$(1.0)
____________________

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1 million to its fair value.

Note 17: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2017. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$57.9
Guarantees of vendor financing - long-term (1)	0.1
Other debt guarantees (2)	9.8
Total	$67.8
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This short-term amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing.” The long-term amount is recorded on the condensed consolidated balance sheets within "Other long-term liabilities."

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

Excluded from the chart above are parent-company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees. Also excluded from the chart, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 18 to our consolidated financial statements included within our 2016 Form 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue
FMC Agricultural Solutions	$551.8	$558.9	$1,665.0	$1,657.0
FMC Lithium	94.4	69.9	234.0	193.5
Total	$646.2	$628.8	$1,899.0	$1,850.5
Income from continuing operations before income taxes
FMC Agricultural Solutions	$118.4	$90.1	$297.1	$272.8
FMC Lithium	36.8	17.5	82.6	48.9
Segment operating profit (1)	$155.2	$107.6	$379.7	$321.7
Corporate and other	(25.2)	(18.5)	(74.0)	(54.6)
Operating profit before the items listed below	$130.0	$89.1	$305.7	$267.1
Interest expense, net	(18.4)	(15.4)	(51.3)	(46.4)
Restructuring and other (charges) income (2)	(7.1)	(14.1)	(22.3)	(32.7)
Non-operating pension and postretirement (charges) income (3)	3.6	(0.2)	12.3	(2.5)
Acquisition-related charges (4)	(48.8)	(4.4)	(78.7)	(16.8)
(Provision) benefit for income taxes	11.6	(6.5)	(1.1)	(47.4)
Discontinued operations, net of income taxes	(15.1)	31.1	(157.3)	74.0
Net income attributable to noncontrolling interests	(0.6)	0.1	(1.6)	(2.1)
Net income (loss) attributable to FMC stockholders	$55.2	$79.7	$5.7	$193.2
____________________
(1)    Referred to as Segment Earnings.

(2)
See Note 8 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. The following provides the detail of the (charges) income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
FMC Agricultural Solutions	$(2.2)	$(9.1)	$(7.0)	$(21.6)
FMC Lithium	—	—	(2.7)	(0.6)
Corporate	(4.9)	(5.0)	(12.6)	(10.5)
Restructuring and other (charges) income	$(7.1)	$(14.1)	$(22.3)	$(32.7)

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

(4)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with the acquisitions. Amounts represent the following:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$48.8	$—	$78.7	$—
Acquisition-related charges - Cheminova (2) (3)
Legal and professional fees (1)	—	4.4	—	16.8
Total acquisition-related charges	$48.8	$4.4	$78.7	$16.8
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information see Note 3.

(2)	For more information on the acquisition-related charges for Cheminova, refer to Note 3 to the consolidated financial statements included within our 2016 Form 10-K.

(3)	Acquisition-related charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in two distinct business segments: FMC Agricultural Solutions and FMC Lithium. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. Our FMC Lithium segment manufactures lithium for use in a wide range of lithium products, which are used primarily in energy storage, specialty polymers and chemical synthesis applications.
Third Quarter 2017 Highlights

On November 1, 2017, we completed the acquisition of certain assets relating to DuPont's Crop Protection Business. Separately, we sold to DuPont our FMC Health and Nutrition segment and also paid $1.2 billion in cash.

The following are the more significant developments in our businesses during the three months ended September 30, 2017:

•
Revenue of $646.2 million for the three months ended September 30, 2017 increased $17.4 million or 3 percent versus the same period last year. The increase in revenue was primarily attributable to FMC Lithium. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Asia decreased 17 percent period over period while sales in North America increased by 15 percent, sales in Latin America increased 12 percent, and sales in Europe, Middle East and Africa increased by 2 percent.

•
Our gross margin of $265.9 million increased versus the prior year's third quarter by $51.3 million. Gross margin percent of 41 percent also increased compared to 34 percent in the prior year primarily due to lower costs within FMC Agricultural Solutions and higher prices in FMC Lithium.

•
Selling, general and administrative expenses, excluding acquisition-related charges and non-operating pension and postretirement charges, increased by approximately $10.4 million or 11 percent to $105.7 million due to higher corporate costs, primarily employee related incentives.

•	Research and development expenses of $30.2 million decreased $0.4 million or 1 percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $95.4 million increased compared to the prior year amount of $58.7 million primarily due to higher results in both FMC Agricultural Solutions and FMC Lithium. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue
FMC Agricultural Solutions	$551.8	$558.9	$1,665.0	$1,657.0
FMC Lithium	94.4	69.9	234.0	193.5
Total revenue	$646.2	$628.8	$1,899.0	$1,850.5
Income from continuing operations before income taxes
FMC Agricultural Solutions	$118.4	$90.1	$297.1	$272.8
FMC Lithium	36.8	17.5	82.6	48.9
Segment operating profit (1)	$155.2	$107.6	$379.7	$321.7
Corporate and other	(25.2)	(18.5)	(74.0)	(54.6)
Operating profit before the items listed below	$130.0	$89.1	$305.7	$267.1
Interest expense, net	(18.4)	(15.4)	(51.3)	(46.4)
Corporate special (charges) income:
Restructuring and other (charges) income (2)	(7.1)	(14.1)	(22.3)	(32.7)
Non-operating pension and postretirement (charges) income (3)	3.6	(0.2)	12.3	(2.5)
Acquisition-related charges (4)	(48.8)	(4.4)	(78.7)	(16.8)
(Provision) benefit for income taxes	11.6	(6.5)	(1.1)	(47.4)
Discontinued operations, net of income taxes	(15.1)	31.1	(157.3)	74.0
Net income attributable to noncontrolling interests	(0.6)	0.1	(1.6)	(2.1)
Net income (loss) attributable to FMC stockholders	$55.2	$79.7	$5.7	$193.2
____________________
(1)Referred to as Segment Earnings.
(2)    See Note 8 for details of restructuring and other (charges) income. Below provides the detail of the (charges) income by segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
FMC Agricultural Solutions	$(2.2)	$(9.1)	$(7.0)	$(21.6)
FMC Lithium	—	—	(2.7)	(0.6)
Corporate	(4.9)	(5.0)	(12.6)	(10.5)
Restructuring and other (charges) income	$(7.1)	$(14.1)	$(22.3)	$(32.7)

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

(4)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with the acquisitions. Amounts represent the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Acquisition-related charges - DuPont
Legal and professional fees (1)	$48.8	$—	$78.7	$—
Acquisition-related charges - Cheminova (2) (3)
Legal and professional fees (1)	—	4.4	—	16.8
Total Acquisition-related charges	$48.8	$4.4	$78.7	$16.8
____________________

(1)	On the condensed consolidated statements of income (loss), these charges are included in “Selling, general and administrative expenses.” For more information see Note 3.

(2)	For more information on the acquisition-related charges for Cheminova, refer to Note 3 to the consolidated financial statements included within our 2016 Form 10-K.

(3)	Acquisition-related charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income (loss) attributable to FMC stockholders (GAAP)	$55.2	$79.7	$5.7	$193.2
Corporate special charges (income), pre-tax	52.3	18.7	88.7	52.0
Income tax expense (benefit) on Corporate special charges (income) (1)	(17.9)	(5.0)	(30.4)	(14.7)
Corporate special charges (income), net of income taxes	$34.4	$13.7	$58.3	$37.3
Discontinued operations attributable to FMC Stockholders, net of income taxes	15.2	(30.8)	157.4	(73.7)
Non-GAAP tax adjustments (2)	(9.4)	(3.9)	(2.8)	12.2
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$95.4	$58.7	$218.6	$169.0
____________________

(1)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the Non-GAAP performance measure.

(2)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to ongoing business operations in the current year; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; excess tax benefits associated with share-based compensation; certain changes in the realizability of deferred tax assets and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

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
FMC Agricultural Solutions

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue	$551.8	$558.9	$1,665.0	$1,657.0
Operating Profit	118.4	90.1	297.1	272.8

Revenue
Three months ended September 30, 2017 vs. 2016
Revenue of $551.8 million decreased approximately 1 percent versus the prior year quarter. Lower volumes in India impacted revenue by 7 percent. Excluding India, higher volumes had a positive impact on the revenue change by approximately 6 percent. Additionally, favorable foreign currency impacted revenue by approximately 1 percent. Offsetting these increases was lower pricing which had a negative impact on the change in revenue of 1 percent. See below for discussion on revenue by region.
Nine months ended September 30, 2017 vs. 2016
Revenue of $1,665.0 million increased approximately 1 percent versus the prior year period. Overall higher volumes had a favorable impact on revenue by 2 percent period over period while pricing and mix had a 2 percent negative impact. Favorable foreign currency had a minor impact of approximately 1 percent. See below for discussion on revenue by region.

FMC Agricultural Solutions Combined Revenue by Region
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Europe, Middle East and Africa (EMEA) (1)	$86.9	$90.1	$430.6	$457.7
North America (2)	87.1	80.1	411.0	408.6
Latin America (3)	289.5	258.3	512.5	459.4
Asia (4)	88.3	130.4	310.9	331.3
Total FMC Agricultural Solutions Revenue	$551.8	$558.9	$1,665.0	$1,657.0
___________________

(1)
Decrease in the three months ended September 30, 2017 was primarily due to a one-time impact of FMC's business in France moving from distribution to direct market access. The decrease in the nine months ended September 30, 2017 was primarily due to the late start to the season in Northwestern Europe in the first quarter of 2017 as well as the impact of France moving from distribution to direct market access, partially offset by the favorable pricing and new product launches in cereal herbicides and fungicides in the three months ended June 30, 2017.

(2)
Increase in the three months ended September 30, 2017 was primarily due to strong growth in post-emergent herbicides and foliar insecticides. The increase in the nine months ended September 30, 2017 was primarily due to the same reasons mentioned in the three months ended September 30, 2017 as well as stronger demand in the first half of the year for pre-emergent herbicides, partially offset by lower pricing earlier in the year.

(3)
Increase in the three months ended September 30, 2017 was primarily driven by volume growth in pre-emergent herbicides in Argentina and robust volume growth in Brazil. The increase in the nine months ended September 30, 2017 was due to the continued growth in pre-emergent herbicides previously discussed coupled with a continual improvement in the fundamentals of Brazil's cotton and sugarcane markets.

(4)
Decrease for the three months ended September 30, 2017 was primarily due to actions taken to destock existing sales channels ahead of market access integration with the acquired DuPont business in India. Excluding India, regional volume for the nine months ended September 30, 2017 increased due to successful product launches in China, strong demand for rice insecticides in Indonesia and increased herbicide demand in Australia.

Operating Profit
Three months ended September 30, 2017 vs. 2016
FMC Agricultural Solutions' operating profit of $118.4 million increased by approximately 31 percent compared to the year-ago quarter. The increase was mainly driven by higher volumes, excluding India, and lower costs from cost benefits associated with our Brazilian business as well as overall lower operating costs which contributed approximately 20 percent and 16 percent, respectively, to the increase. Additionally, favorable foreign currency impacted the change in earnings by approximately 9 percent. These increases were offset by lower pricing which had a negative impact on profit of 8 percent as well as the lower volumes in India which contributed 6 percent to the change.
Nine months ended September 30, 2017 vs. 2016
Operating profit of $297.1 million increased approximately 9 percent versus the prior year period. The increase was driven by overall higher volumes and lower costs which contributed approximately 7 percent and 5 percent, respectively, to the increase. Additionally, favorable foreign currency impacted the change in earnings by approximately 6 percent. Offsetting these increases were unfavorable price and product mix which contributed 9 percent to the change.
Outlook
For 2017, full-year segment revenue is expected to be approximately $2.5 billion to $2.6 billion, which includes a contribution of $2.3 billion to $2.4 billion from Legacy FMC, and full-year segment earnings are expected to be in the range of $465 million to $485 million, which includes a contribution of $425 million to $445 million from Legacy FMC.
FMC Lithium

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue	$94.4	$69.9	$234.0	$193.5
Operating Profit	36.8	17.5	82.6	48.9

Three months ended September 30, 2017 vs. 2016
Revenue of $94.4 million increased by approximately 35 percent versus the prior-year quarter, driven by successful production and sales from the new hydroxide facilities in China. Higher pricing contributed 16 percent to the revenue increase and higher volumes impacted revenue by 19 percent. Foreign currency had a minimal impact on the change in revenue.
Segment operating profit of $36.8 million increased $19.3 million versus the year ago quarter. The favorable pricing noted above impacted results by approximately $11 million. Additionally, the higher volumes noted above increased operating profit by approximately $8 million. Both unfavorable foreign currency impacts and lower operating costs each contributed to less than $1 million on the change in profit.
Nine months ended September 30, 2017 vs. 2016
Revenue of $234.0 million increased by approximately 21 percent versus the prior-year period. Higher pricing contributed 18 percent to the revenue increase while higher volumes impacted revenue by 3 percent. Foreign currency had a minimal impact on the change in revenue.
Segment operating profit of $82.6 million increased $33.7 million versus the prior-year period. The favorable pricing noted above impacted results by approximately $35 million. Favorable foreign currency impacted operating profit by approximately $1 million. The higher volumes noted above contributed to the increased operating profit by $4 million. These increases were offset by higher operating costs, which impacted results by approximately $7 million driven by higher raw material and energy prices as well as expansion related costs.
Outlook
Segment earnings are now expected to be between $124 million and $128 million for the full year of 2017, an increase of 79 percent over 2016 at the mid-point of the range and $6 million higher than the previous range.

We continue to invest in FMC Lithium and to move forward with our plans to expand our lithium hydroxide operations and carbonate capacity. We will continue to operate FMC Lithium as a standalone business within FMC. Our strategic intent is that we will spin off FMC Lithium as a separate, publicly traded company.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three months ended September 30, 2017 vs. 2016
Corporate and other expenses of $25.2 million in the third quarter of 2017 increased by $6.7 million from $18.5 million in the same period in 2016. The increase was primarily driven by approximately $3 million of corporate incentives due to higher business results and share-based compensation. Additionally, the prior period included approximately $2 million of LIFO income that did not recur in 2017.
Nine months ended September 30, 2017 vs. 2016
Corporate and other expenses of $74.0 million in the nine months ended September 30, 2017 increased by $19.4 million from $54.6 million in the same period in 2016. The increase was driven by higher corporate incentives and other personnel related costs of approximately $3 million each. The LIFO impact discussed above also impacted the nine months ended results by approximately $4 million. The remaining increase was due to other corporate items including corporate facility costs, foreign exchange losses and other shared corporate costs.

Interest expense, net
Three months ended September 30, 2017 vs. 2016
Interest expense, net for the third quarter of 2017 of $18.4 million increased as compared to the third quarter of 2016 of $15.4 million primarily due to higher foreign debt balances and increases in interest rates which contributed $3.0 million and $0.8 million, respectively, to the increase. Partially offsetting the increases were lower long-term debt balances which decreased interest expense, net by $1.3 million.
Nine months ended September 30, 2017 vs. 2016
Interest expense, net for the first three quarters of 2017 of $51.3 million increased as compared to the first three quarters of 2016 of $46.4 million primarily due to higher foreign debt balances and increases in interest rates which contributed $3.8 million and $2.6 million, respectively, to the increase. Partially offsetting the increases were lower long-term debt balances which decreased interest expense, net by $1.3 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2017	2016	2017	2016
Restructuring charges and asset disposals	$4.4	$5.8	$7.1	$14.7
Other charges (income), net	2.7	8.3	15.2	18.0
Total restructuring and other charges (income)	$7.1	$14.1	$22.3	$32.7
Three months ended September 30, 2017 vs. 2016
Restructuring and asset disposal charges in 2017 of $4.4 million were primarily associated with impairment charges on intangible assets within both FMC Agricultural Solutions and Corporate.
Restructuring and asset disposal charges in 2016 of $5.8 million were primarily associated with the Cheminova restructuring to integrate the business into our existing FMC Agricultural Solutions segment for the quarter.
Other charges (income), net in 2017 of $2.7 million were composed of environmental related charges.
Other charges (income), net in 2016 of $8.3 million were primarily related to $8.1 million of environmental related charges.

The liabilities associated with the restructuring charges listed above are also included within Note 8 to the condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The income for the three months ended September 30, 2017 was $3.6 million compared to a charge of $0.2 million for the three months ended September 30, 2016. The decrease in charges was primarily due to the change in estimate of amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants as described in our 2016 Form 10-K. The gain/loss amortization period for the U.S. qualified pension plan increased from about eight years to about nineteen years as a result of this change. The income from amortization was slightly offset by a $1.2 million settlement charge related to the non-qualified plan in the U.S. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
Acquisition-related charges
A detailed description of the acquisition-related charges is included in Note 18 to the condensed consolidated financial statements included within this Form 10-Q.
Nine months ended September 30, 2017 vs. 2016
Restructuring and asset disposal charges in 2017 of $7.1 million were primarily associated with impairment charges of intangible assets within both FMC Agricultural Solutions and Corporate of $4.4 million. Additionally, there was $2.7 million of other Corporate charges.
Restructuring and asset disposal charges in 2016 of $14.7 million were primarily associated with the Cheminova restructuring to integrate the business into our existing FMC Agricultural Solutions segment for the quarter.
Other charges (income), net in 2017 of $15.2 million were primarily related to $8.3 million of environmental related charges. Other charges (income), net also included $4.7 million of exit costs resulting from the termination and deconsolidation of a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment. See Note 8 within the condensed consolidated financial statements included in this Form 10-Q for more information.
Other charges (income), net in 2016 of $18.0 million were primarily related to $17.1 million of environmental related charges as well as $4.2 million of charges associated with currency devaluation within Argentina as a result of deliberate actions by the government of that country. These charges were offset by other miscellaneous income of $3.3 million.
Non-operating pension and postretirement charges
The income for the nine months ended September 30, 2017 was $12.3 million compared to a charge of $2.5 million for the nine months ended September 30, 2016. The decrease in charges was primarily due to the same reason as discussed in the three months ended discussion above. The income from amortization was slightly offset by a $2.0 million settlement charge related to the non-qualified plan in the U.S. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q for more information. These expenses are included as a component of the line item "Selling, general and administrative expenses" on the condensed consolidated statements of income (loss).
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
Three months ended September 30, 2017 vs. 2016
Provision for income taxes for the three months ended September 30, 2017 was a benefit of $11.6 million resulting in an effective tax rate of negative 19.6 percent. Provision for income taxes for the three months ended September 30, 2016 was $6.5 million resulting in an effective tax rate of 11.8 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended September 30
	2017			2016
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$59.3	$(11.6)	(19.6)%	$55.0	$6.5	11.8%
Corporate special charges	52.3	17.9		18.7	5.0
Tax adjustments (1)		9.4			3.9
Non-GAAP - Continuing operations	$111.6	$15.7	14.1%	$73.7	$15.4	20.9%
_______________
(1)     Refer to note 2 of the Adjusted Earnings Reconciliation of this Form 10-Q for an explanation of tax adjustments.
The primary drivers for the decrease in the third quarter effective tax rate for 2017 compared to 2016 are shown in the table above. The remaining change was due to reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.
Nine months ended September 30, 2017 vs. 2016
Provision for income taxes for the nine months ended September 30, 2017 was $1.1 million resulting in an effective tax rate of 0.7 percent. Provision for income taxes for the nine months ended September 30, 2016 was $47.4 million resulting in an effective tax rate of 28.1 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 15 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Nine Months Ended September 30
	2017			2016
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$165.7	$1.1	0.7%	$168.7	$47.4	28.1%
Corporate special charges	88.7	30.4		52.0	14.7
Tax adjustments (1)		2.8			(12.2)
Non-GAAP - Continuing operations	$254.4	$34.3	13.5%	$220.7	$49.9	22.6%
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

Three months ended September 30, 2017 vs. 2016
Discontinued operations, net of income taxes represented a loss of $15.1 million for the three months ended September 30, 2017, compared to income of $31.1 million for the three months ended September 30, 2016. The results for the three months ended September 30, 2017 included a $25.0 million ($16.3 million, net of tax) environmental remediation charge for one site as discussed in Note 11. Additionally, our discontinued FMC Health and Nutrition's results for the three months ended decreased by $26.1 million year over year, primarily due to an incremental tax cost of $14.7 million related to certain legal entity restructuring executed during the third quarter to facilitate the FMC Health and Nutrition divestiture, as well as lower earnings. Refer to Note 10 to the condensed consolidated financial statements included within this Form 10-Q for further information.
Nine months ended September 30, 2017 vs. 2016
Discontinued operations, net of income taxes represented a loss of $157.3 million for the nine months ended September 30, 2017, compared to income of $74.0 million for the nine months ended September 30, 2016. The results for the nine months ended September 30, 2017 include an impairment charge of approximately $168 million ($148 million, net of tax) to write down our Omega-3 business to its estimated fair value less cost to sell. Refer to Note 10 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss) attributable to FMC stockholders
Three months ended September 30, 2017 vs. 2016
Net income attributable to FMC stockholders decreased to $55.2 million from $79.7 million in the prior-year quarter. The decrease was primarily due to a loss from discontinued operations, net of income taxes as discussed above along with higher selling, general and administrative expenses due to acquisition costs, offset partially by increased earnings from continuing operations.
Nine months ended September 30, 2017 vs. 2016
Net income attributable to FMC stockholders decreased to $5.7 million from income of $193.2 million in the prior-year period. The decrease was primarily due to the impairment charge, associated with our Omega-3 business, which was recorded to discontinued operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2017 and December 31, 2016, were $93.8 million and $64.2 million, respectively. Of the cash and cash equivalents balance at September 30, 2017, $93.3 million were held by our foreign subsidiaries. Our intent is to reinvest indefinitely the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings, however, in the first quarter of 2017 we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of our expected sale of our discontinued FMC Health and Nutrition segment and have recorded the taxes that would be payable upon such repatriation within discontinued operations.
At September 30, 2017, we had total debt of $1,707.1 million as compared to $1,893.0 million at December 31, 2016. Total debt included $1,492.9 million and $1,798.8 million of long-term debt (excluding current portions of $105.7 million and $2.4 million) at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we were in compliance with all of our debt covenants. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $94.2 million at December 31, 2016 to $214.2 million at September 30, 2017.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At September 30, 2017, we had $8.4 million borrowed under the commercial paper program and the average effective interest rate on these borrowings during the period was 1.5%.
On November 1, 2017, we borrowed $1.5 billion under our previously announced senior unsecured term loan facility. $1.2 billion of the proceeds were used to finance the Acquisition. The remaining $300 million will be held as cash to meet various obligations related to the transaction, primarily tax payable on the sale FMC Health and Nutrition, with any excess cash used to repay various outstanding debt facilities.
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $272.5 million and $266.5 million for the nine months ended September 30, 2017 and 2016, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30
	2017	2016
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	$216.8	$214.7
Corporate special charges and depreciation and amortization (1)	159.9	127.2
Operating income before depreciation and amortization (Non-GAAP)	$376.7	$341.9
Change in trade receivables, net (2)	286.8	245.6
Change in inventories (3)	(108.1)	(36.2)
Change in accounts payable (4)	104.6	(20.7)
Change in accrued customer rebates (5)	123.6	160.2
Change in advance payments from customers (6)	(233.6)	(244.9)
Change in all other operating assets and liabilities (7)	(105.0)	(3.6)
Cash basis operating income (Non-GAAP)	$445.0	$442.3
Restructuring and other spending (8)	(4.2)	(11.5)
Environmental spending, continuing, net of recoveries (9)	(11.5)	(19.8)
Pension and other postretirement benefit contributions (10)	(51.1)	(40.7)
Net interest payments (11)	(57.6)	(46.7)
Tax payments, net of refunds (11)	(12.9)	(39.8)
Excess tax benefits from share-based compensation	—	(0.5)
Acquisition legal and professional fees (12)	(35.2)	(16.8)
Cash provided (required) by operating activities of continuing operations	$272.5	$266.5
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2017 was primarily driven by timing of collections. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2017, we collected approximately $603 million of receivables in Brazil. A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance. Additionally, the nine months ended September 30, 2016 benefited from a one-off early collection in North America which did not repeat.

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

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $8.3 million and $17.1 million, respectively. The amounts in 2017 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were $44.0 million in voluntary contributions to our U.S. defined benefit plans in 2017 and $35.0 million in 2016.

(11)
Amounts shown in the chart represent net payments of our continuing operations. Net interest payments of $15.1 million and $14.8 million and tax payments, net of refunds of $8.1 million and $12.1 million were allocated to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

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

Cash provided (required) by operating activities of discontinued operations was $47.0 million and $121.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Cash provided (required) by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts also include operating activities related to our discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(70.0) million and $(74.9) million for the nine months ended September 30, 2017 and 2016, respectively.
The decrease in cash required during the nine months ended September 30, 2017, as compared to the same period in 2016 was due to less capital expenditures, offset by other various investing activities.
Cash provided (required) by investing activities of discontinued operations was $20.2 million and $(22.3) million for the nine months ended September 30, 2017 and September 30, 2016.
Cash provided (required) by investing activities of discontinued operations is directly associated with the capital expenditures of FMC Health and Nutrition. Cash provided in the current period includes the proceeds from the sale of the Omega-3 business for $38.0 million.
Cash provided (required) by financing activities was $(244.3) million and $(240.4) million for the nine months ended September 30, 2017 and 2016, respectively.
The change period over period in financing activities is primarily due to the increase in cash provided by short term debt and increases in proceeds from borrowings of long-term debt, offset by higher repayments of long term debt in the nine months ended September 30, 2017.

Other potential liquidity needs
Our cash needs outside of the DuPont crop protection acquisition and related integration expenses for 2017 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2017, our remaining borrowing capacity under our credit facility was $1,355.5 million (which includes borrowing capacity under our commercial paper program).

Projected 2017 capital expenditures as well as expenditures related to contract manufacturers are expected to be relatively flat compared to 2016 levels.
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary cash contributions of approximately $44 million during 2017. These contributions are in excess of the minimum requirements. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2017.
For the nine months ended September 30, 2017 and 2016, we paid dividends of $66.6 million and $66.4 million, respectively. On October 19, 2017, we paid dividends totaling $22.3 million to our shareholders of record as of September 29, 2017. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2017.
During the nine months ended September 30, 2017, no shares were repurchased under the publicly announced repurchase program. At September 30, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 17 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2016 can be found in a table included within Part II, Item 7 of our 2016 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2017.

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
At September 30, 2017, our financial instrument position was a net asset of $1.4 million compared to a net liability of $2.5 million at December 31, 2016. The change in the net financial instrument position was primarily due to change in exchange rates.

Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2017 and December 31, 2016, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset (liability) position at September 30, 2017	$0.2	$0.5	$(0.1)

Net asset (liability) position at December 31, 2016	$2.0	$3.3	$0.8
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2017 and December 31, 2016, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2017	$1.2	$14.8	$(12.9)

Net asset (liability) position at December 31, 2016	$(4.5)	$31.9	$(39.0)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2017 and December 31, 2016, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2017, is composed of 72 percent fixed-rate debt and 28 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2014 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2017, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $3.6 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $3.6 million for the nine months of September 30, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2017, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2017, the related condensed consolidated statements of income (loss) and comprehensive income (loss), for the three‑month and nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 7, 2017

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2016 Form 10-K, see Note 11 and 17 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2016 Form 10-K. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Forward-Looking Information
Certain statements contained in this communication may constitute “forward-looking statements” and provide other than historical information. In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The factors that could cause actual results to differ materially include the following: the possibility that the Company may be unable to achieve expected synergies and operating efficiencies within the expected time-frames or at all and to successfully integrate the DuPont Crop Protection Business into the Company’s Agricultural Solutions business; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the closing of the transaction; the retention of certain key employees; risks associated with the disruption of management’s attention from ongoing business operations during the integration period; the Company’s ability to meet expectations regarding the accounting and tax treatments of the transaction the impact of indebtedness incurred by the Company in connection with the transaction and the potential impact on the rating of indebtedness of the Company; and any other effects of the transaction on the Company, including those of the Company’s future financial condition, operating results, strategy and plans; and other factors detailed in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2016 and the Company’s other filings with the SEC, which are available at http://www.sec.gov and on the Company’s website at www.fmc.com. We wish to caution readers not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date made. We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1-31, 2017	2,649	76.78	—	—	238,779,078
August 1-31, 2017	1,121	84.35	—	—	238,779,078
September 1-30, 2017	—	—	—	—	238,779,078
Total Q3 2017	3,770	79.03	—	—	238,779,078

During the three and nine months ended September 30, 2017, we did not repurchase any shares under the publicly announced repurchase program. At September 30, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

2.1
Transaction Agreement, dated as of March 31, 2017, by and between E. I. du Pont de Nemours and Company and FMC Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-02376) filed on April 4, 2017 and incorporated herein by reference).*

10.26	Purchase Price Allocation Side Letter Agreement, dated as of May 12, 2017, by and between the Company and E. I. du Pont de Nemours and Company.

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: November 7, 2017