Form 10-K
period 2017-12-31
FMC CORP
filed 2018-02-28
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

EMERGING GROWTH COMPANY

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT.

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2017, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $9,724,855,894. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	December 31, 2017
Common Stock, par value $0.10 per share	134,330,556

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2018 Annual Meeting of Stockholders	Part III

FMC Corporation
2017 Form 10-K

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
DuPont Crop Protection Business
On March 31, 2017, we entered into a definitive Transaction Agreement (the “Transaction Agreement”) with E. I. du Pont de Nemours and Company (“DuPont"). On November 1, 2017, pursuant to the terms and conditions set forth in the Transaction Agreement, we completed the acquisition of certain assets relating to DuPont's Crop Protection business and research and development organization ("DuPont Crop Protection Business") (collectively, the "DuPont Crop Protection Business Acquisition"). In connection with this transaction, we sold to DuPont our FMC Health and Nutrition segment and paid DuPont $1.2 billion in cash. Our FMC Health and Nutrition business and its results have been presented as a discontinued operation for all periods presented throughout this document.
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
FMC Strategy
FMC has streamlined its portfolio over the past seven years to focus on technology-driven end markets with attractive long-term demand trends. The actions we have taken over the past year have better positioned each of our businesses to capitalize on future growth opportunities.
2017 was a pivotal year for FMC Agricultural Solutions, as we acquired a significant portion of the DuPont Crop Protection Business to transform FMC into a tier-one leader and the fifth largest global provider in the agricultural chemicals market. The acquisition included DuPont’s industry-leading insecticides and herbicides (the majority of which are patented technologies), exceptional discovery research capabilities and a global manufacturing network. FMC’s legacy business also had a strong year, as it reaped the benefits of proactive measures taken in 2015 and 2016 to outperform the market in another challenging year for crop chemical providers. FMC will begin launching its legacy technology pipeline of eight new active ingredients, starting with our bixafen fungicide launch in North America targeted for early 2019. We also launched about 50 new legacy product formulations in 2017, which is key to life cycle management of our products. The DuPont Crop Protection Business Acquisition added 15 discovery leads to our pipeline, and as a result of the acquisition, we expect to spend approximately 8 percent of FMC Agricultural Solutions sales on research and development annually. FMC acquired 14 manufacturing plants from DuPont, and with 26 total plants today, we have the scale to operate this business with greater resources and global reach to address changing market conditions.
FMC is one of the leading global producers of specialty lithium products, and 2017 was a year of significant growth for FMC Lithium. In March, we announced our intention to separate FMC Lithium into a publicly traded company during 2018. We took an important step in December, when we finalized  new operating agreements in Argentina. The provincial government of

Catamarca formalized these agreements by passing legislation that sets our royalty rates and our  commitments to corporate social responsibility programs, while also paving the way for us to expand capacity. As an independent company, FMC Lithium will have a focused investor base and strong balance sheet, ensuring it has the financial capacity to pursue its growth plans and be a leading force in this critical industry. We made several strategic decisions during the last few years to focus FMC Lithium on downstream, higher-value products. We convert most of our lithium carbonate and chloride production into high-purity materials, including lithium hydroxide used in electric vehicle ("EV") batteries, and butyllithium and lithium metals for specialty applications. In 2017, we expanded capacity in multiple locations, including a new lithium hydroxide plant in China that can produce 9,000 metric tons per year to meet accelerating demand for FMC’s products. Commercial sales from this facility began in June, and we had full commercial production for the final four months of 2017. We remain on track to reach 30,000 metric tons of lithium hydroxide manufacturing capacity by the end of 2019, by adding another 12,000 metric tons of capacity. To feed these downstream products, we also announced plans to more than double lithium carbonate production at our Argentina site to approximately 40,000 metric tons per year by 2022. In addition, debottlenecking projects at our major facilities are contributing to short-term capacity increases. We will also continue to invest in other higher growth, higher value segments of the lithium market, including butyllithium for use in chemical synthesis and high purity lithium metal for aerospace and energy storage applications.
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
The following table shows the principal products produced by our two business segments, their raw materials and uses:

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

FMC Agricultural Solutions

Overview

AGRICULTURAL SOLUTIONS:
2017 SALES MIX

11%
Fungicides
6%
Other
41%
Insecticides
42%
Herbicides

AGRICULTURAL SOLUTIONS: 2017 REVENUE BY REGION

20%
Asia Pacific
25%
North America
34%
Latin America
21%
Europe, Middle East & Africa

Our FMC Agricultural Solutions segment, which represents approximately 88 percent of our 2017 consolidated revenues, operates in the agrochemicals industry. This segment develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products.

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
In the Latin American region, which includes the large agricultural market of Brazil, we sell directly to large growers through our own sales and marketing organization, and we access the market through independent distributors. In North America, we access the market through several major national and regional distributors and have our own sales and marketing organization in Canada. With the 2015 acquisition of Cheminova, we now access the European markets through our own sales and marketing organizations. With the 2017 acquisition of the DuPont Crop Protection Business, we now access key Asian markets through large distributors, in addition to either local independent distributors or our own sales and marketing organizations. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 42 percent, 28 percent and 27 percent of global industry revenue, respectively.
The agrochemicals industry is relatively consolidated but further consolidation is likely as several of the leading crop protection companies are actively pursuing merger opportunities. Leading crop protection companies FMC, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, DowDuPont, and Adama currently represent approximately 74 percent of the industry’s global sales. The next tier of agrochemical producers include Sumitomo Chemical Company Ltd., Nufarm Ltd., Platform Specialty Products Corporation, and United Phosphorous Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.

Growth
The 2017 acquisition of a significant portion of the DuPont Crop Protection Business positions FMC among leading agrochemical producers in the world. The acquired insecticides are predominantly based on patent-protected active ingredients and are growing well above market patterns. Our complementary technologies will lead to improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. We will take advantage of enhanced market access positions and an expanded portfolio to deliver near-term growth.
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
FMC Lithium

Overview
Our FMC Lithium segment represents 12 percent of our 2017 consolidated revenues.
While lithium is sold into a variety of end markets, we have focused our strategy on specialty products that require a high level of manufacturing and technical know-how to meet customer requirements.
Lithium is a critical element in advanced batteries for use in hybrid electric, plug-in hybrids and all-electric vehicles. The electrochemical properties of lithium make it an ideal material for portable energy storage, including EVs, smart phones, tablets, laptop computers, military devices and other energy storage technologies.
Organolithium products are highly valued in the polymer market as initiators in the production of synthetic rubbers and elastomers. Organolithiums are also sold to fine chemical and pharmaceutical customers who use lithium's unique chemical properties to synthesize high value-added products.
Industry Overview

LITHIUM:
2017 REVENUE BY REGION

23%
North America
17%
Europe,
Middle East
& Africa
59%
Asia Pacific
1%
Latin America

FMC Lithium serves a diverse group of markets. Our product offerings are primarily inorganic and generally have few cost-effective substitutes. A major growth driver for lithium in the future will be the rate of adoption of electric vehicles.

Most markets for lithium chemicals are global with significant growth occurring both in Asia and North America, primarily driven by the development and manufacture of lithium ion batteries. There are three key producers of lithium compounds: FMC, Albemarle Corporation (previously Rockwood Holdings, Inc.) and Sociedad Química y Minera de Chile S.A. In addition to these producers, Orocobre is ramping up production from its brine source in Argentina and several Chinese producers convert lithium containing hard rock concentrates sourced from Australia into lithium compounds. We expect additional capacity to be added by new and existing producers for the next several years. FMC and Albemarle Corporation are the primary producers of specialty lithium products.
Source and Availability of Raw Materials
Raw materials used by FMC Agricultural Solutions, primarily processed chemicals, are obtained from a variety of suppliers worldwide. We extract ores used in FMC Lithium’s manufacturing processes from lithium brines in Argentina.
Patents
We own and license a significant number of U.S. and foreign patents, trademarks, trade secrets and other intellectual property that are cumulatively important to our business. The FMC intellectual property estate provides us with an important competitive advantage. Our patents cover many of our products, processes and product uses as well as many aspects of our research and development activities. Patents are granted by individual jurisdictions and the duration of our patents depends on their respective jurisdictions. We also own many trademarks that are well recognized by customers or product end-users. Unlike patents, ownership rights in trademarks do not expire so long as the trademarks are continued in use and properly protected - we actively monitor and manage our trademarks to maintain such protection. We believe that the invalidity or loss of any particularly significant patent, trademark or license would be a remote possibility and/or would not likely have a material adverse effect on the overall business of FMC.
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
Competition
We encounter substantial competition in each of our two business segments. We market our products through our own sales organization and through alliance partners, independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner.
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
Our FMC Lithium segment sells lithium-based products worldwide. We and our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina and Chile, which are believed to be the world’s most significant and lowest cost sources of lithium.
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

	Year Ended December 31,
(in Millions)	2017	2016	2015
FMC Agricultural Solutions	$138.4	$131.4	$132.4
FMC Lithium	3.1	3.1	3.5
Total	$141.5	$134.5	$135.9
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 7,000 people with about 1,800 people in our domestic operations and 5,200 people in our foreign operations.
Approximately 2 percent of our U.S.-based and 32 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2018, seven foreign collective-bargaining agreements will be expiring. These contracts affect about 27 percent of our foreign-based employees. There will be no U.S. collective-bargaining agreements expiring in 2018.
Securities and Exchange Commission Filings
Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.
In accordance with New York Stock Exchange (NYSE) rules, on May 22, 2017, we filed a certification signed by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS
Below lists our risk factors updated for these events.
Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Industry Risks:
Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity utilization - Our Lithium business is sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within the industry.

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

•	Changes in our customer base - Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our FMC Lithium business is most sensitive to this risk.

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

•
Geographic concentration - Although we have operations in most regions, the majority of our FMC Agricultural Solutions sales outside the United States have principally been to customers in Latin America, including Brazil, Argentina and Mexico. With the acquisition of the DuPont Crop Protection business, we are expanding our international sales, particularly in Europe and key Asian countries such as India. Accordingly, developments in those parts of the world will generally have a more significant effect on our operations. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.

•
Pharmaceutical regulation - Our Lithium facility in Bessemer City, North Carolina, and some of our manufacturing processes at that facility, as well as some of our customers, are subject to regulation by the U.S. Food and Drug Administration (FDA) or similar foreign agencies. Regulatory requirements of the FDA are complex, and any failure to comply with them including as a result of contamination due to acts of sabotage could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution. Any of these actions could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially adversely affect our results of operations.

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

•
Supply arrangements - Certain raw materials are critical to our production processes. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products.

•
Economic and political change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the United States government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within the United States and foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Realignment of change in regional economic arrangements could have an operational impact on our businesses. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns of manufacturing activity in broad geographic areas due to non-attainment across the entire area rather than specific infractions or actions of individual producers, impacting our contract manufacturers and raw material suppliers.

Operational Risks:

•	Market access risk - Our results may be affected by changes in distribution channels, which could impact our ability to access the market.

•
Business disruptions - As a part of the DuPont Crop Protection integration we now own and operate large-scale manufacturing facilities in the United States (Mobile), Puerto Rico (Manati) and China (Pudong and Jinshan) in addition to our Legacy active ingredient plants in Denmark (Ronland) and India (Panoli). This presents us with additional operating risks as our operating results will be dependent in part on the continued operation of the various acquired production facilities and the ability to manufacture products on schedule. Interruptions at these facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

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

•
Capital-intensive business - With the acquisition of DuPont Crop Protection assets and the planned continued expansion of our Lithium business, our business is more capital intensive than it has been historically. We rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. Limitations on access to external financing could adversely affect our operating results. Moreover, interest payments, dividends and the expansion of our business or other business opportunities may require significant amounts of capital. We believe that our cash from operations and available borrowings under our revolving credit facility will be sufficient to meet these needs in the foreseeable future. However, if we need external financing, our access to credit markets and pricing of our capital will be dependent upon maintaining sufficient credit ratings from credit rating agencies and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.

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

•
Compliance with Laws and Regulations: The global regulatory environment is becoming increasingly complex and requires more resources to effectively manage, which may increase the potential for misunderstanding or misapplication of regulatory standards.

•
Workforce - The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management and other key members of the organization.

Technology Risks:

•
Technological change - Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers.  Our investment in the discovery and development of new pesticidal active ingredients for FMC Agricultural Solutions relies on discovery of new chemical molecules. Such discovery processes depend on our scientists being able to find new molecules, which are novel and outside of patents held by others, and such molecules being efficacious against target pests without creating an undue risk to human health and the environment, and then meeting applicable regulatory criteria.

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

•
Continuing integration challenges - Failure to successfully integrate the acquired DuPont business and transition the management information systems of the DuPont business from the ERP system provided under Transition Services Agreement by DuPont to a management information system integrated with FMC’s legacy products could result in interruption of operations or failure to achieve synergies we expect. This could cause our future results of operations to be materially worse than expected.

•
FMC Lithium separation challenges - We are separating our FMC Lithium business at that same time as we continue to integrate the DuPont assets into FMC Agricultural Solutions as well as implement other major initiatives such as the migration to a single global instance of SAP S4 HANA.  These three projects will place significant demands on certain functions who are heavily involved in all three projects, particularly finance and information technology.  Failure to successfully execute such projects could materially and adversely affect our expected performance in FMC Agricultural Solutions and/or FMC Lithium.

Financial Risks:

•
Exposure to global economic conditions - Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect our customers' ability to meet the terms of sale or our suppliers' ability to perform all their commitments to us. A slowdown in economic growth in our international markets, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodities at prevailing international prices, and we may be unable to collect receivables from such customers.

•
Foreign exchange rate risks - We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the Brazilian real, the euro, the Chinese yuan, the Mexican peso, and the Argentine peso. Our acquisition of DuPont Crop Protection business has significantly expanded our operations and sales in certain foreign countries and correspondingly may increase our exposure to foreign exchange risks.

•
Uncertain tax rates - Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States or foreign withholding taxes have not been previously accrued.

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
FMC leases executive offices in Philadelphia, Pennsylvania and operates 33 manufacturing facilities in 17 countries as well as one mine in Argentina. Our major research and development facilities are in Newark, Delaware, Ewing, New Jersey, Shanghai, China and Copenhagen, Denmark.
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
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are:

	North America	Latin America	Europe, Middle East and Africa	Asia- Pacific	Total
FMC Agricultural Solutions	4	3	6	13	26
FMC Lithium	1	2	1	3	7
Total	5	5	7	16	33

ITEM 3.	LEGAL PROCEEDINGS

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
As of December 31, 2017, there were approximately 9,000 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 114,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $89 million.
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
See Note 1 “Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 10 “Environmental Obligations” and Note 18 “Guarantees, Commitments and Contingencies” in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices they currently hold, their business experience since at least January 1, 2010 and their ages as of December 31, 2017, are as follows:

Name	Age on 12/31/2017	Office, year of election and other information
Pierre R. Brondeau	60
President, Chief Executive Officer and Chairman of the Board (10-present); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (08-09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (07-08); Board Member, T.E. Connectivity Electronics (07-present)

Paul W. Graves	46	Executive Vice President and Chief Financial Officer (12-present); Managing Director, Goldman Sachs Group (06-12)
Andrea E. Utecht	69	Executive Vice President, General Counsel and Secretary (01-present)
Mark A. Douglas	55
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
FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,673 registered common stockholders as of December 31, 2017. Presented below are the 2017 and 2016 quarterly summaries of the high and low prices of the FMC common stock.

	2017				2016
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$72.04	$77.38	$93.44	$96.02	$42.03	$50.57	$49.19	$60.00
Low	56.42	69.81	72.65	87.56	32.24	36.72	43.26	45.77
Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $88.8 million, $88.6 million and $86.4 million were paid in 2017, 2016 and 2015, respectively.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 24, 2018, at FMC Tower, 2929 Walnut Street Philadelphia, Pennsylvania. Notice of the meeting, together with proxy materials, will be mailed approximately five weeks prior to the meeting to stockholders of record as of February 27, 2018.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2012, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2012	2013	2014	2015	2016	2017
FMC Corporation	$100.00	$129.87	$99.18	$69.20	$101.19	$170.54
S&P 500 Index	100.00	132.04	149.89	151.94	169.82	206.62
S&P 500 Chemicals Index	100.00	131.43	145.42	139.42	153.34	194.02

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2017	340	$93.14	—	$—	$238,779,078
November 1-30, 2017	118	93.68	—	—	238,779,078
December 1-31, 2017	9,274	93.03	—	—	238,779,078
Total	9,732	$93.05	—	$—	$238,779,078
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
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2017, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2017.

	Year Ended December 31,
(in Millions, except per share data and ratios)	2017	2016	2015	2014	2013
Income Statement Data:
Revenue	$2,878.6	$2,538.9	$2,491.0	$2,430.5	$2,368.7
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	259.8	243.2	(146.5)	246.0	380.6
Income (loss) from continuing operations before income taxes	180.8	180.8	(207.4)	206.8	353.8
Income (loss) from continuing operations	(83.3)	130.7	(212.6)	190.4	342.4
Discontinued operations, net of income taxes (1)	621.7	81.0	711.1	131.7	(34.4)
Net income	$538.4	$211.7	$498.5	$322.1	$308.0
Less: Net income attributable to noncontrolling interest	2.6	2.6	9.5	14.6	14.1
Net income attributable to FMC stockholders	$535.8	$209.1	$489.0	$307.5	$293.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(85.9)	$128.4	$(222.0)	$180.6	$336.0
Discontinued operations, net of income taxes	621.7	80.7	711.0	126.9	(42.1)
Net income	$535.8	$209.1	$489.0	$307.5	$293.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.64)	$0.96	$(1.66)	$1.35	$2.48
Discontinued operations	4.63	0.60	5.32	0.95	(0.32)
Net income	$3.99	$1.56	$3.66	$2.30	$2.16
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.64)	$0.96	$(1.66)	$1.34	$2.47
Discontinued operations	4.63	0.60	5.32	0.95	(0.31)
Net income	$3.99	$1.56	$3.66	$2.29	$2.16
Balance Sheet Data:
Total assets	$9,206.3	$6,139.3	$6,325.9	$5,326.0	$5,224.6
Long-term debt	3,094.2	1,801.2	2,037.8	1,140.9	1,178.2
Other Data:
Ratio of earnings (loss) to fixed charges (2)	3.0	3.4	(1.9)	5.5	11.2
Cash dividends declared per share	$0.660	$0.660	$0.660	$0.600	$0.540
 ____________________

(1)
Discontinued operations, net of income taxes includes, in periods up to their respective sales, our discontinued FMC Health and Nutrition, FMC Peroxygens and FMC Alkali Chemicals division. It also includes other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales. Amount in 2017 includes the divestiture gain associated with FMC Health and Nutrition. Amount in 2015 includes the divestiture gain associated with the FMC Alkali Chemicals division sale while 2014 and 2013 include charges associated with the sale of the FMC Peroxygens business.

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

2017 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2017:

•
On November 1, 2017, we successfully completed the acquisition of the DuPont Crop Protection Business which was a significant milestone and transformed FMC into a tier-one leader and the fifth largest global provider in the agricultural chemicals market. This acquisition brought greater scale and regional balance to our business, improved our market access and expanded our product portfolio and technology pipeline significantly. On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax).

•
Revenue of $2,878.6 million in 2017 increased $339.7 million or approximately 13 percent versus last year. A more detailed review of revenues by segment is included under the section entitled “Results of Operations”. On a regional basis, sales in North America increased 14 percent, sales in Asia increased 21 percent and sales in Europe, Middle East and Africa (EMEA) increased by 5 percent and sales in Latin America increased by 14 percent.

•
Our gross margin, excluding acquisition-related charges, of $1,121.5 million increased approximately $190.3 million or approximately 20 percent versus last year. Gross margin as a percent of revenue is approximately 39 percent versus 37 percent in 2016. The increase in gross margin was primarily driven by improved pricing and mix in our FMC Lithium business as well as the sale of higher margin products from the acquired DuPont Crop Protection Business.

•
Selling, general and administrative expenses increased 35 percent from $458.5 million to $618.6 million. The change is primarily due to acquisition-related charges incurred in 2017 related to the DuPont Crop Protection Business Acquisition which was $130.2 million of the increase. Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition-related charges, of $470.2 million increased $58.5 million or approximately 14 percent. Non-operating pension and postretirement charges and acquisition-related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•
Research and development expenses of $141.5 million increased $7.0 million or 5 percent. The increase was due to investments in discovery and product development from the newly acquired state of the art facilities from the DuPont Crop Protection Business Acquisition.

•
Net income attributable to FMC stockholders of $535.8 million increased approximately $326.7 million from $209.1 million in the prior year period primarily due to the gain on sale of our discontinued FMC Health and Nutrition of approximately $727 million, net of tax. The increase was partially offset by a provisional income tax charge of $315.9 million related to the recently enacted Tax Cuts and Jobs Act (the "Act"). Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $368.3 million increased approximately $110.6 million or 43 percent due to higher results in FMC Agricultural Solutions and FMC Lithium. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

Other 2017 Highlights
In FMC Lithium, we are seeing the benefits of our strategy to grow our business in the technology-driven specialty end markets, where demand continues to accelerate and pricing trends across our portfolio remain favorable. In March, we announced our intention to separate FMC Lithium into a publicly traded company during 2018. In June, we started commercial sales from our new lithium hydroxide facility in China. We expanded production of lithium carbonate at our Argentina site through debottlenecking projects, and we also announced plans to more than double lithium carbonate production at that same site to at least 40,000 metric tons by 2022.

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

2018 Outlook

We believe the crop protection chemical market will be flat to up low single digits and we believe that the Lithium market will continue to see significant demand growth in 2018. We believe that our 2018 plan is very achievable, as it relies on things we control rather than on expectations of positive external events.

We expect to deliver segment revenue and earnings growth in each business. In FMC Agricultural Solutions, we will focus on the integration of the DuPont Crop Protection Business and on creating a stronger combined business to capitalize on the products and expertise of these two former organizations. We expect to outperform the crop protection market in 2018, owing to our recently acquired products and to our proactive competitive positioning of our legacy business. We believe that FMC Lithium will increase earnings significantly through volume and price increases in 2018.

On a long-term basis, we are a technology-driven company with low-cost operations, a world class research and development organization that balances short-and mid-term developments with long-term innovations, and global scale with strong regional expertise to support local customers.

Please see segment discussions under the section entitled “Results of Operations” for 2018 outlook for each segment.

Results of Operations—2017, 2016 and 2015
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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Year Ended December 31,
	2017	2016	2015
Revenue
FMC Agricultural Solutions	$2,531.2	$2,274.8	$2,252.9
FMC Lithium	347.4	264.1	238.1
Total	$2,878.6	$2,538.9	$2,491.0
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$485.6	$399.9	$363.9
FMC Lithium	126.7	70.2	23.0
Segment operating profit	$612.3	$470.1	$386.9
Corporate and other	(102.4)	(84.6)	(63.0)
Operating profit before the items listed below	$509.9	$385.5	$323.9
Interest expense, net	(79.1)	(62.9)	(60.9)
Restructuring and other (charges) income (1)	(81.4)	(95.0)	(150.3)
Non-operating pension and postretirement (charges) income (2)	(18.2)	(23.4)	(29.8)
Acquisition related charges (3)	(150.4)	(23.4)	(290.3)
(Provision) benefit for income taxes	(264.1)	(50.1)	(5.2)
Discontinued operations, net of income taxes	621.7	81.0	711.1
Net (income) loss attributable to noncontrolling interests	(2.6)	(2.6)	(9.5)
Net income attributable to FMC stockholders	$535.8	$209.1	$489.0
____________________

(1)	See Note 7 to the consolidated financial statements included within this Form 10-K for details of restructuring and other (charges) income by segment:

	Year Ended December 31,
(in Millions)	2017	2016	2015
FMC Agricultural Solutions	$(49.9)	$(62.4)	$(123.7)
FMC Lithium	(7.8)	(0.6)	(2.7)
Corporate	(23.7)	(32.0)	(23.9)
Restructuring and other (charges) income	$(81.4)	$(95.0)	$(150.3)

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

(3)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees and gains or losses on hedging purchase price associated with the acquisitions. Amounts represent the following:

	Year Ended December 31,
(in Millions)	2017	2016	2015
Acquisition-related charges - DuPont
Legal and professional fees (1) (2)	$130.2	$—	$—
Inventory fair value amortization (3)	20.2	—	—
Acquisition-related charges - Cheminova (4)
Legal and professional fees (1) (2)	$—	$23.4	$60.4
Inventory fair value amortization (3)	—	—	57.8
(Gain)/loss on hedging purchase price (2)	—	—	172.1
Total acquisition-related charges	$150.4	$23.4	$290.3
____________________

(1)	Represents transaction costs, costs for transitional employees, other acquired employee related costs and integration related legal and professional third-party fees.

(2)	These charges are included in “Selling, general and administrative expense" on the consolidated statements of income (loss).

(3)	These charges are included in “Costs of sales and services” on the consolidated statements of income (loss).

(4)	Acquisition-related charges and restructuring charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

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

(in Millions)	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to FMC stockholders (GAAP)	$535.8	$209.1	$489.0
Corporate special charges (income), pre-tax	250.0	141.8	470.4
Income tax expense (benefit) on Corporate special charges (income) (1)	(67.5)	(44.9)	(137.8)
Corporate special charges (income), net of income taxes	$182.5	$96.9	$332.6
Discontinued operations attributable to FMC Stockholders, net of income taxes	(621.7)	(80.7)	(711.0)
Non-GAAP tax adjustments (2)	271.7	32.4	94.7
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$368.3	$257.7	$205.3
____________________

(1)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(2)
We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to current year ongoing business operations; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law which includes the impact of the Act enacted on December 22, 2017. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

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

Beginning in 2018 we will present earnings before interest, taxes, and depreciation and amortization ("EBITDA") by operating segment, which is a Non-GAAP financial measure. We define segment EBITDA as segment operating profit excluding depreciation and amortization expense. We believe that this Non-GAAP financial measure provides a useful metric for management and investors to better assess operating performance and enables transparency to investors and analysts for period-to-period comparability of financial performance. Due to the recent DuPont Crop Protection Business acquisition, we acquired a large number of intangible assets and property, plant, and equipment. The depreciation and amortization on the intangible assets is expected to significantly increase our depreciation and amortization expense.

FMC Agricultural Solutions

(in Millions)	Year Ended December 31,
	2017	2016	2015
Revenue	$2,531.2	$2,274.8	$2,252.9
Operating Profit	485.6	399.9	363.9

2017 vs. 2016
Revenue of $2,531.2 million increased approximately 11 percent versus the prior year period. Higher volumes contributed 12 percent to the increase while favorable foreign currency had an impact of 1 percent. The acquired DuPont Crop Protection Business contributed 8 percent to these higher volumes, or approximately $193 million. These increases were partially offset by lower pricing which impacted revenue by 2 percent.
Operating profit of $485.6 million increased approximately 21 percent compared to the year-ago period. The higher volumes discussed above impacted the change in operating profit by 43 percent and favorable foreign currency impacted the change in operating profit by 5 percent. The acquired business represented a majority of these higher volumes. Offsetting these increases were lower pricing which had an unfavorable impact of 11 percent as well as higher costs which unfavorably impacted the segment by 16 percent to the increase. The higher costs were also due to the recently acquired business.
For 2018, full-year segment revenue is expected to be approximately $3.95 billion to $4.15 billion and full-year segment EBITDA is expected to be approximately $1.05 billion to $1.15 billion. Full-year depreciation and amortization is expected to be approximately $145 million. We anticipate legacy FMC Agricultural Solutions revenue will grow 2 to 4 percent, while the acquired business is expected to grow by 6 to 10 percent.

FMC Agricultural Solutions Pro Forma Financial Results with Cheminova

FMC Agricultural Solutions Pro Forma Financial Results
	Twelve Months Ended December 31,
(in Millions)	2016	2015
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$2,274.8	$2,252.9
Revenue, Cheminova, pro forma (2)	—	362.0
Pro Forma Combined, Revenue (3)	$2,274.8	$2,614.9
Operating Profit
Operating Profit, FMC Agricultural Solutions, as reported (1)	$399.9	$363.9
Operating Profit, Cheminova, pro forma (2)	—	19.9
Pro Forma Combined, Operating Profit (3)	$399.9	$383.8
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the Cheminova acquisition from April 21, 2015 onward.

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

Actual Results for 2016 vs. Pro Forma Combined Results for 2015
Revenue of $2,274.8 million decreased approximately 13 percent versus pro forma combined revenue the prior year period. Volumes contributed to 14 percent of the decline and unfavorable foreign currency contributed another one percent to the decline. These declines were partially offset by favorable pricing which contributed a 2 percent increase. The lower volumes were partially due to actions we took to eliminate certain product sales in Latin America. Refer to the chart below for discussion on revenue by region. These actions reduced revenue by approximately $175 million compared to the pro forma revenue for 2015.
Operating profit of $399.9 million increased approximately 4 percent compared to the pro forma combined operating profit for the prior period. Improved pricing and mix impacted pro forma operating profit by 10 percent which was predominantly experienced in both Brazil and North America and favorable foreign currency impacted pro forma results by 4 percent. Lower costs, primarily selling, general and administrative in nature also favorably impacted results by 10 percent. The lower volumes noted above had a negative impact on pro forma operating profit of 20 percent.

FMC Agricultural Solutions Combined Revenue by Region
	Twelve Months Ended December 31,
(in Millions)	2017	2016	2015 (1)
Europe, Middle East and Africa (EMEA) (2) (6)	$523.8	$516.3	$585.7
North America (3) (7)	626.7	557.8	595.2
Latin America (4) (8)	866.6	758.8	965.3
Asia (5) (9)	514.1	441.9	468.7
Total	$2,531.2	$2,274.8	$2,614.9
___________________

(1)
Combined revenue by region for the twelve months ended December 31, 2015 includes the results of Cheminova assuming the acquisition occurred on January 1, 2015. The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired Cheminova on January 1, 2015 or indicative of future results.

2017 vs. 2016

(2)
Increase in the twelve months ended December 31, 2017 was driven by strong sales in France as we moved to direct market access. Additionally, favorable pricing and new product launches in cereal herbicides and fungicides contributed to the increase. These increases were partially offset by a late start to the season in Northwestern Europe in the first quarter of 2017.

(3)	Increase in the twelve months ended December 31, 2017 was driven by strong demand for both pre- and post-emergent herbicides, as well as foliar insecticides.

(4)
Increase for the twelve months ended December 31, 2017 was driven by growth in soybean applications in Brazil, as well as increased insecticide volumes in Argentina and Mexico. Additionally, successful product launches contributed to the revenue increase.

(5)
The increase in the twelve months ended December 31, 2017 was primarily due to successful product launches in China, strong demand for rice insecticides in Indonesia and increased herbicide demand in Australia.

Actual Results for 2016 vs. Pro Forma Combined Results for 2015

(6)
Decrease in the twelve months ended December 31, 2016 was driven by unfavorable weather in both Central and Western Europe. Additionally, the shift in the timing of sales as a result of our change to a direct market access model across Europe and product rationalization each contributed to the decline in revenue.

(7)
Decrease in the twelve months ended December 31, 2016 was driven by elevated channel inventory levels and lower demand due to the deterioration in farm incomes which resulted in more cautious purchasing decisions.

(8)
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

(9)	Decline in the twelve months ended December 31, 2016 was driven by softer demand in China as well as our actions to reduce channel inventories in India, following two years of drought.

FMC Lithium

(in Millions)	Year Ended December 31,
	2017	2016	2015
Revenue	$347.4	$264.1	$238.1
Operating Profit	126.7	70.2	23.0
2017 vs. 2016
Revenue of $347.4 million increased by approximately 32 percent versus the prior-year period driven by improved pricing and mix, which accounted for a 23 percent increase. Additionally, higher volumes impacted revenue by 9 percent. Foreign currency had a minimal impact on the change in revenue.
Segment operating profit of $126.7 million increased approximately $57 million versus the year ago period. The improved pricing and mix noted above impacted operating profit by approximately $60 million while volume contributed to the change by $11 million. These increases were offset by higher raw material prices and energy prices as well as expansion related costs by approximately $13 million. Foreign currency had a negative impact of less than $1 million on the change in operating profit.
Full year segment revenue is expected to be approximately $420 million to $460 million for 2018 and full-year segment EBITDA is expected to be approximately $180 million to $200 million. Full-year depreciation and amortization is expected to be approximately $20 million.

2016 vs. 2015
Revenue of $264.1 million increased by approximately 11 percent versus the prior-year period driven by favorable pricing of Carbonate, Chloride, and Hydroxide, which accounted for 14 percent of the change. This was offset by lower volumes due to increased demand from downstream products, which impacted revenues by 3 percent.
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

Corporate and other
Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” except for last in, first-out (LIFO) related charges that are included as a component of "Cost of sales and other services" on our consolidated statements of income (loss).
2017 vs. 2016
Corporate and other expenses of $102.4 million increased by $17.8 million from $84.6 million in 2016. The increase was driven by approximately $6 million of corporate incentives due to higher business results and share-based compensation. Additionally, the prior period included approximately $7 million of LIFO income that did not recur in 2017. The remaining increase was due to other corporate items including corporate facility costs, foreign exchange losses and other shared corporate costs.
2016 vs. 2015
Corporate and other expenses of $84.6 million increased by $21.6 million from $63.0 million in the same period in 2015. Approximately $10 million of the increase is driven by the higher incentive compensation due to improved business performance as well as costs associated with the relocation of our Corporate headquarters which totaled approximately $2 million. The remaining $9 million increase was primarily the result of other project initiatives.

Interest expense, net
2017 vs. 2016
Interest expense, net of $79.1 million increased by approximately 26 percent compared to $62.9 million in 2016. The increase was driven by the impacts of higher foreign debt balances of approximately $6 million, the addition of the 2017 Term Loan Facility of $6 million, and increases in interest rates of approximately $4 million.
2016 vs. 2015
Interest expense, net of $62.9 million increased by 3 percent as compared to $60.9 million in 2015. The slight increase was due to higher foreign debt balances, partially offset by lower term balance and other minor factors.

Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2017	2016	2015
Restructuring charges and asset disposals	$16.3	$43.4	$124.0
Other charges (income), net	65.1	51.6	26.3
Total restructuring and other charges (income) (1)	$81.4	$95.0	$150.3
_______________
(1)    See Note 7 within the consolidated financial statements included in this Form 10-K for more information.

2017
Restructuring and asset disposal charges in 2017 were primarily associated with charges in our FMC Lithium segment of $7.8 million related to miscellaneous restructuring. There were also impairment charges of intangible assets within FMC Agricultural Solutions of $2.2 million. In Corporate, there were asset write-downs of approximately $5.5 million. Amounts also include miscellaneous restructuring charges of $0.8 million.
Other charges (income), net in 2017 consisted of a $42.1 million impairment on certain indefinite-lived intangible assets from the acquired DuPont Crop Protection Business Acquisition as a result of a triggering event due to the Act. Other charges (income) also includes $16.6 million for continuing environmental sites treated as Corporate charges. Additionally, we incurred exit costs of $4.8 million resulting from the termination and de-consolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment. We had other miscellaneous charges, net of approximately $1.6 million.
2016

Restructuring and asset disposal charges in 2016 totaled $43.4 million. Included in this were final charges totaling $42.3 million associated with the integration of Cheminova into our existing FMC Agricultural Solutions segment. This amount included final adjustments to severances, long lived asset write offs, contract termination costs and other miscellaneous items. There were miscellaneous restructuring charges of $1.1 million.
Other charges (income), net in 2016 consisted of $36.8 million for continuing environmental sites treated as Corporate charges, $13.2 million associated with a license agreement to obtain certain technology and intellectual property rights for new compounds still under development and $4.2 million as a result of the Argentina government's action to devalue its currency. These charges were offset by other miscellaneous income of $2.6 million.
2015
Restructuring and asset disposal charges in 2015 totaled $124.0 million. Included in this were significant charges totaling $118.3 million associated with charges as part of the integration of Cheminova into our existing FMC Agricultural Solutions segment. The Cheminova charges included those associated with the sale of Consagro, which amounted to $64.5 million. There were other miscellaneous restructuring charges in both FMC Agricultural Solutions and Corporate of $5.7 million.
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
2017 vs. 2016
The charge for 2017 was $18.2 million compared to $23.4 million in 2016. The decrease was the result of $22.8 million lower amortization of net actuarial losses as a result of a change in estimate in fiscal 2017 to amortize the gains and losses over the expected life time of the inactive population rather than the average remaining service period of the active participants which was partially offset by an increase of $15.4 million for recognized losses due to plan settlements. See Note 13 for more information.
2016 vs. 2015
The charge for 2016 was $23.4 million compared to $29.8 million in 2015. The decrease in charges was in part due to the estimation method used in 2016 to calculate the interest cost components of our net periodic benefit cost as described in the Critical Accounting Policies section of Item 7 within this Form 10-K. The decrease was also the result of $15.1 million lower amortization of net actuarial losses. These decreases were partially offset by an increase of $17.7 million for recognized losses due to plan settlements. See Note 13 for more information.

Acquisition-related charges
A detailed description of the acquisition related charges is included in Note 19 to the consolidated financial statements included within this Form 10-K and in the Segment Results Reconciliation above within the "Results of Operations" section of the Management's Discussion and Analysis.
Provision for income taxes
A significant amount of our earnings is generated by our foreign subsidiaries (e.g. Denmark, Singapore and Hong Kong), which tax earnings at lower rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States or foreign withholding taxes have not been previously accrued. As a result of the Act, we currently estimate our effect tax rate for 2018 will increase by low single digits as a result of a minimum tax on overseas income, combined with a restriction on the use of foreign tax credits to offset this additional tax. In foreign jurisdictions, with a tax rate outside the U.S. of less than around 13 percent, we will have an additional U.S. tax bill under the GILTI provisions of the Act.

Provision for income taxes for 2017 was expense of $264.1 million resulting in an effective tax rate of 146.1 percent primarily attributable to the $315.9 million of provisional tax expense associated with the Act. Provision for income taxes for 2016 was expense of $50.1 million resulting in an effective tax rate of 27.7 percent and provision for income taxes for 2015 was $5.2 million resulting in an effective tax rate of negative 2.5 percent. During 2015, our FMC Agricultural Solutions business in Brazil experienced significant current and cumulative losses driven by unfavorable market conditions. As of December 31, 2016, sufficient positive evidence to realize the net deferred tax assets in Brazil was not available and a full valuation allowance against those assets remains established. Note 11 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes. We believe showing the reconciliation below of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Twelve Months Ended December 31,
	2017			2016			2015
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$180.8	$264.1	146.1%	$180.8	$50.1	27.7%	$(207.4)	$5.2	(2.5)%
Corporate special charges	250.0	67.5		141.8	44.9		470.4	137.8
Tax adjustments (1)		(271.7)			(32.4)			(94.7)
	$430.8	$59.9	13.9%	$322.6	$62.6	19.4%	$263.0	$48.3	18.4%
_______________

(1)
Tax adjustments in 2017 were primarily associated with the provisional income tax expense recorded as a result of the enactment of the Act in December 2017. See Note 11 for additional discussion. Tax adjustments in 2016 were primarily associated with valuation allowance adjustments to U.S. state deferred tax balances. Tax adjustments in 2015 were primarily associated with valuation allowance adjustments taken in our Brazil subsidiaries.

The primary drivers for the decrease in the year-to-date effective tax rate for 2017 compared to 2016 are shown in the table above. The remaining change was due to reduced domestic earnings in our FMC Agricultural Solutions business and the impact of the full integration of Cheminova into our global supply chain.
Discontinued operations, net of income taxes
Our discontinued operations, in periods up to its sale, represent our discontinued FMC Health and Nutrition and FMC Alkali Chemicals business results as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. See Note 9 to the consolidated financial statements for additional details on our discontinued operations.

2017 vs. 2016
Discontinued operations, net of income taxes represented income of $621.7 million in 2017 compared to income of $81.0 million in 2016. The increase was primarily driven by the divestiture of FMC Health and Nutrition to DuPont which resulted in an after-tax gain of approximately $727 million. Amount also includes the impairment charge of approximately $148 million, net of tax to write down our Omega-3 business to its sales price.
2016 vs. 2015
Discontinued operations, net of income taxes represented income of $81.0 million in 2016 compared to income of $711.1 million in 2015. The change was driven by the divestiture of our discontinued FMC Alkali Chemicals division which resulted in an after-tax gain of $702.1 million in 2015.
Net income attributable to FMC stockholders

2017 vs. 2016
Net income attributable to FMC stockholders increased to $535.8 million from $209.1 million. The increase was primarily due to the gain on sale recorded in discontinued operations, net of income taxes as discussed above, offset by the impacts of U.S. Tax Reform and increases in acquisition-related charges. Refer to Note 11 to these consolidated financial statements.
2016 vs. 2015
Net income attributable to FMC stockholders decreased to $209.1 million from $489.0 million. The decrease was primarily due to the gain from the sale of our discontinued FMC Alkali Chemicals division in 2015 which was partially offset by lower acquisition-related costs in 2016.

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2017 and 2016, were $283.0 million and $64.2 million, respectively. Of the cash and cash equivalents balance at December 31, 2017, $97.2 million was held by our foreign subsidiaries. As a result of the Act, we recognized a one-time transition tax on the deemed repatriation of foreign earnings and the remeasurement of the Company’s U.S. net deferred tax asset. See Note 11 to these consolidated financial statements for more information. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable or in process and not yet complete. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
At December 31, 2017, we had total debt of $3,185.6 million as compared to $1,893.0 million at December 31, 2016. Total debt included $2,993.0 million and $1,798.8 million of long-term debt (excluding current portions of $101.2 million and $2.4 million) at December 31, 2017 and 2016, respectively. As of December 31, 2017, we were in compliance with all of our debt covenants. See Note 12 in the consolidated financial statements included in this Form 10-K for further details. Following the DuPont Crop Protection Business Acquisition, the maximum leverage ratio temporarily stepped up to 4.75 from 3.5 and will step down to 4.5 in accordance with the provisions of the Credit Facility and the 2014 and 2017 Term Loan Facilities in the third quarter of 2018. We will take a variety of steps, if necessary, to ensure compliance with the maximum leverage ratio at the applicable measurement dates.
On November 1, 2017, we borrowed $1.5 billion under our previously announced senior unsecured term loan facility to finance the DuPont Crop Protection Business Acquisition. $1.2 billion was used to fund a cash payment to DuPont. The remaining $300 million will be used to pay various obligations related to the transaction, including taxes payable on the gain from the sale of FMC Health and Nutrition. See Note 12 in the consolidated financial statements included in this Form 10-K for further details.
The increase in long-term debt was due to the drawing down of funds under the 2017 Term Loan Facility and increased foreign debt balances, which were partially offset by prepayments of the 2014 Term Loan Facility. At December 31, 2017, $450.0 million and $1,500.0 million remained outstanding under the 2014 and 2017 Term Loan Facilities, respectively. The scheduled maturities of the 2014 and 2017 Term Loan Facilities are on April 21, 2020 and November 1, 2022, respectively. The borrowings under the 2014 and 2017 Term Loan Facilities will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the 2014 and 2017 Term Loan Facilities.
Our short-term debt, which consists of foreign borrowings and our commercial paper program. Foreign borrowings increased from $85.5 million at December 31, 2016 to $91.4 million at December 31, 2017 while outstanding commercial paper decreased $6.3 million.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2017, we had no borrowings under the commercial paper program.

Statement of Cash Flows
Cash provided (required) by operating activities was $314.5 million, $368.9 million and $(471.2) million for 2017, 2016 and 2015, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Twelve months ended December 31,
	2017	2016	2015
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$259.8	$243.2	$(146.5)
Corporate special charges and depreciation and amortization (1)	363.0	242.9	547.2
Operating income before depreciation and amortization (Non-GAAP)	$622.8	$486.1	$400.7
Change in trade receivables, net (2)	(262.4)	11.8	140.6
Change in inventories (3)	(96.8)	79.0	27.8
Change in accounts payable (4)	331.7	(29.7)	(294.4)
Change in accrued customer rebates (5)	16.9	(5.2)	9.5
Change in advance payments from customers (6)	140.5	(10.0)	60.6
Change in all other operating assets and liabilities (7)	(166.9)	84.8	30.8
Cash basis operating income (Non-GAAP)	$585.8	$616.8	$375.6
Restructuring and other spending (8)	(8.2)	(18.0)	(24.7)
Environmental spending, continuing, net of recoveries (9)	(20.5)	(28.1)	(32.2)
Pension and other postretirement benefit contributions (10)	(56.5)	(65.8)	(75.4)
Net interest payments (11)	(82.2)	(62.0)	(56.8)
Tax payments, net of refunds (12)	(25.0)	(50.2)	(331.1)
Excess tax benefits from share-based compensation (13)	—	(0.4)	(1.4)
Payments associated with the Cheminova purchase price hedges (14)	—	—	(264.8)
Acquisition legal and professional fees (15)	(78.9)	(23.4)	(60.4)
Cash provided (required) by operating activities of continuing operations	$314.5	$368.9	$(471.2)
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The changes in cash flows related to trade receivables in 2017 and 2016 were primarily driven by timing of collections. Note, that approximately $213 million of the change in receivables for 2017 was due to receivable build from the acquired DuPont Crop Protection Business as we did not acquire any receivables as part of the transaction. Collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, can have a longer collection period. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2017, we collected approximately $848 million of receivables in Brazil. A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance.

(3)	Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions mostly in FMC Agricultural Solutions.

(4)
The change in cash flows related to accounts payable is primarily driven by the timing of payments made to suppliers and vendors. Note that approximately $191 million of the change in payables for 2017 was due to payable build from the acquired DuPont Crop Protection Business as we did not acquire any payables as part of the transaction. The change in accounts payable in 2015 was also attributable to inventory reduction activities across the company particularly as we integrated Cheminova as well as adjusting inventory levels in light of market conditions at the time. These events did not repeat in 2016.

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2017 compared to 2016 and timing of rebate payments.

(6)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. Revenue associated with advance payments is recognized, generally in the first quarter of each year, as shipments are made and title, ownership and risk of loss pass to the customer. Approximately $85 million of the change for 2017 was attributable to the acquired DuPont Crop Protection Business.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 7 in our consolidated financial statements included in this Form 10-K for further details.

(9)
Included in our results for each of the years presented are environmental charges for environmental remediation at our operating sites of $16.6 million, $36.8 million and $21.7 million, respectively. The amounts in 2017 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(10)	Amounts include voluntary contributions to our U.S. qualified defined benefit plan of $44.0 million, $35.0 million and $65.0 million, respectively.

(11)	Interest payments increased through the year primarily due to higher foreign debt balances, the addition of the 2017 Term Loan Facility, and increases in interest rates.

(12)	Tax payments in 2015 primarily represent the tax paid on the gain associated with the sale of the discontinued FMC Alkali Chemicals division.

(13)	Amounts are presented as a financing activity in the consolidated statement of cash flows in 2016 and 2015, from share-based compensation.

(14)	Represents payments for the Cheminova purchase price hedges. See Note 3 to the consolidated financial statements for more information.

(15)
2017 activity represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition. acquisitions. 2016 and 2015 activity represents payments for legal an professional fees associated with the Cheminova acquisition. See Note 3 to the consolidated financial statements for more information.

Cash provided (required) by operating activities of discontinued operations was $21.0 million, $128.9 million and $113.1 million for 2017, 2016 and 2015, respectively.
Cash required by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Amounts in 2017 and 2015 included divestiture costs associated with the sale of our FMC Health and Nutrition and FMC Alkali Chemicals business as well as related operating activities.
Cash provided (required) by investing activities of continuing operations was $(1,349.5) million, $(100.8) million and $(1,230.4) million for 2017, 2016 and 2015, respectively.
The changes in cash required by investing activities are primarily due to the acquisitions of the DuPont Crop Protection Business in 2017 and Cheminova in 2015.
Cash provided (required) by investing activities of discontinued operations was $15.7 million, $(34.4) million and $1,579.1 million for 2017, 2016 and 2015, respectively.
Cash provided by investing activities of discontinued operations in 2017 includes the cash proceeds from the sale of the Omega-3 business for $38.0 million while the amount in 2015 includes the proceeds of $1.65 billion from sale of our FMC Alkali Chemicals business.
Cash provided (required) by financing activities was $1,213.1 million, $(377.0) million and $(16.7) million in 2017, 2016 and 2015, respectively.
The change in cash provided by financing activities in 2017 primarily related to the increase in proceeds from borrowings of long-term debt, partially offset by higher repayments of long-term debt during the year.
The change in cash required by financing activities in 2016 primarily related to repayments of borrowings under our term loan and redemption of certain outstanding industrial revenue bonds.

2018 Outlook
In 2018, we expect a continued improvement in cash generation. In aggregate, we expect cash basis operating income to increase driven by significantly higher earnings within each segment, including a full year of results from the DuPont Crop Protection Business Acquisition partially offset by higher working capital requirements in 2018.

Other potential liquidity needs
Our cash needs for 2018 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and costs associated with acquisition-related charges as well as costs to integrate the DuPont Crop Protection Business into FMC Agricultural Solutions. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2017 our remaining borrowing capacity under our credit facility was $1,354.0 million.

Projected 2018 capital expenditures and expenditures related to contract manufacturers are expected to increase to approximately $250 million primarily driven by the lithium expansion as well as expenditures from the recently acquired DuPont Crop Protection Business. Additionally, we will incur corporate level spending associated with the two year implementation of a new SAP system.
Projected 2018 spending includes approximately $60 to $65 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of "Costs of sales and services" in our consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
As a result of the Act, we will have to pay a transition tax of $202.7 million which is payable over the next eight years.
Our U.S. Pension Plan assets decreased slightly from $1,203.3 million at December 31, 2016 to $1,334.9 million at December 31, 2017. Our U.S. Pension Plan assets comprise approximately all of our total plan assets with the difference representing plan assets related to foreign pension plans. See Note 13 to the consolidated financial statements included within this Form 10-K for details on how we develop our long-term rate of return assumptions. We made contributions of $44.0 million and $35.0 million in 2017 and 2016, respectively, and intend to contribute $30 million in 2018. Our contributions in 2016, 2017 and our intended contribution in 2018 are all in excess of the minimum requirements. Our contributions in excess of minimums are done with the objective of avoiding variable rate Pension Benefit Guaranty Corporation ("PBGC") premiums as well as potentially reducing future funding volatility. In 2017, we changed our U.S. qualified pension plan’s investment strategy to a liability hedging approach with an objective of minimizing funded status volatility. As a result, we expect lower contributions in future periods. While we do not believe that the contribution in 2018 will have a material impact on our current and future liquidity needs, the volatility of interest rates and equity returns may require greater contributions in the future.
During the year ended December 31, 2017, no shares were repurchased under the publicly announced repurchase program. At December 31, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
Dividends
On January 18, 2018, we paid dividends aggregating $22.3 million to our shareholders of record as of December 31, 2017. This amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, we paid $88.8 million, $88.6 million and $86.4 million in dividends, respectively.

Commitments
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally Brazilian customers, for their seasonal borrowing. The total of these guarantees was $58.4 million at December 31, 2017. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
Short-term debt consisted of foreign credit lines at December 31, 2017 and foreign credit lines and commercial paper December 31, 2016. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
In connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. In cases where it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss, no specific liability has been recorded. If triggered, we may be able to recover certain of the indemnity payments from third parties. In cases where it is possible, we have recorded a specific liability within our Reserve for Discontinued Operations. Refer to Note 9 for further details.

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2018	2019	2020	2021	2022 & beyond	Total
Debt maturities (1)	$192.6	$302.5	$452.0	$302.6	$1,950.4	$3,200.1
Contractual interest (2)	102.3	101.7	76.5	69.0	92.0	441.5
Lease obligations (3)	25.5	24.3	22.5	19.9	183.9	276.1
Certain long-term liabilities (4)	3.6	3.7	3.7	3.9	38.3	53.2
Derivative contracts (5)	—	—	—	—	—	—
Purchase obligations (6)	4.4	0.1	0.1	0.1	—	4.7
Total (7)	$328.4	$432.3	$554.8	$395.5	$2,264.6	$3,975.6
 ____________________

(1)	Excluding discounts.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $1,974.3 million of long-term debt subject to variable interest rates at December 31, 2017. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2017. Variable rates are determined by the market and will fluctuate over time.

(3)	Obligations associated with operating leases, before sub-lease rental income.

(4)	Obligations associated with our Ewing, NJ and Shanghai, China research and technology centers.

(5)	Derivative contracts were in a net asset position as of December 31, 2017. See Note 17. As a result, they are excluded from the table above.

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

(7)
As of December 31, 2017, the liability for uncertain tax positions was $93.9 million. This liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid. Also excluded from the table above is the liability attributable to the transition tax on deemed repatriated foreign earnings incurred as a result of the Act of $202.7 million.

Contingencies
See Note 18 to our consolidated financial statements included in this Form 10-K.

Climate Change
As a global corporate citizen, we are concerned about the consequences of climate change and will take prudent and cost effective actions that reduce Green House Gas (GHG) emissions to the atmosphere.
FMC is committed to doing its part to address climate change and its impacts. We have set 2025 goals that we will reduce both energy intensity and GHG intensity for our operations by 15 percent from our 2013 baseline year. To date, our FMC Agricultural Solutions and FMC Lithium segments have reduced energy use by 13 percent and 16 percent and GHG intensity by 4 percent and 19 percent, respectively. FMC has been reporting its GHG emissions and mitigation strategy to CDP (formerly Carbon Disclosure Project) since 2016. FMC detailed the business risks and opportunities we have due to climate change and its impacts in our CDP climate change reports.
Even as we take action to control the release of GHGs, additional warming is anticipated. Long-term, higher average global temperatures could result in induced changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain FMC’s production capacity and could lead to possible increased sourcing costs. Depending on how pervasive the climate impacts are in the different geographic locations experiencing changes in natural resources, FMC’s customers could be impacted. Demand for FMC’s products could increase if our products meet our customers’ needs to adapt to climate change impacts or decrease if our products do not meet their needs. Within our own operations, we continually assess our manufacturing sites worldwide for risks and opportunities to increase our preparedness for climate change. We are continuing to evaluate sea level rise and storm surge at our plants located within 4 meters of sea level to understand timing of potential impacts and response actions that may need to be taken. To lessen FMC’s overall environmental footprint, we have taken actions to increase the energy efficiency in our manufacturing sites. We have also committed to 2025 goals to reduce our water use in high-risk areas by 20 percent and our waste intensities by 15 percent. To date, FMC Agricultural Solutions and FMC Lithium have reduced our water use in high risk areas by 21 percent and 13 percent and our waste disposal intensity by 20 percent and 20 percent, respectively.
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
We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. In December 2015, 195 countries at the United Nations Climate Change Conference in Paris reached an agreement to reduce GHGs. It remains to be seen how and when each of these countries will implement this agreement. The United States is a signatory to the Paris Agreement, but on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement and on August 4, 2017, the United States delivered notice of its intention to withdraw to United Nations. On October 16, 2017, the United States Environmental Protection Agency (EPA) Filed notice of a rulemaking to repeal the lean Power Plan. EPA followed this action with the issuance of an advance notice of proposed rulemaking seeking comment on the proper roles of the state and federal government in regulating emissions from electric power plants, and also seeking information on technologies and strategies for reducing emissions from existing plants.
Notwithstanding the United States’ withdrawal from the Paris Agreement, will actively manage climate risks and incorporate them in our decision making as indicated in our responses to the CDP Climate Change Module. FMC remains deeply committed to reducing our GHG emissions and energy consumption at all of our facilities around the world.
Some of our foreign operations are subject to national or local energy management or climate change regulation, such as our plant in Denmark that is subject to the EU Emissions Trading Scheme. At present, that plant’s emissions are below its designated cap.
During 2018 we will be assessing the GHG impact of our facilities acquired from DuPont and will adjust our disclosures and targets accordingly.
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

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 "Principal Accounting Policies and related Financial Information" to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
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

We also hold long-term receivables that represent long-term customer receivable balances related to past-due accounts which are not expected to be collected within the current year. Our policy for the review of the allowance for these receivables is consistent with the discussion in the preceding paragraph above on trade receivables. Therefore on an ongoing basis, we continue to evaluate the credit quality of our long-term receivables utilizing aging of receivables, collection experience and write-offs, as well as existing economic conditions, to determine if an additional allowance is necessary.

On January 1, 2018, Accounting Standards Update 2014-09, Revenue from Contracts with Customers, became effective. See Note 2 to these consolidated financial statements for more information.
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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2017, we determined that no goodwill impairment charge to our continuing operations was required. The majority of the Brands intangible asset relates to our proprietary brand portfolio for which the fair value was substantially in excess of the carrying value. During the third quarter of 2017, we recorded a $1 million impairment charge in our generic brand portfolio which is part of the FMC Agricultural Solutions segment. The carrying value of the generic portfolio subsequent to the charge is approximately $4 million. Separately, as a result of the Act we performed an impairment assessment on the recently acquired brand portfolio and recorded an impairment charge of approximately $42 million solely due to the new tax legislation. See Note 11 for more details.
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
Historically, we have amortized unrecognized gains and losses using the corridor method over the average remaining service period of active participants of approximately eight years. As of January 1, 2017, approximately 95% of the participants in our U.S. qualified plan and approximately 93% of the participants in our U.S. postretirement life plan were inactive. Therefore, for fiscal 2017, we amortized gains and losses over the average remaining life expectancy of the inactive population for these two plans. The gain/loss amortization period for the U.S. qualified pension plan increased from about eight years to about nineteen years as a result of this change. We consider this a change in estimate and, accordingly, have accounted for it prospectively beginning in 2017. For fiscal 2017, the change in estimate from amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants reduced US pension and postretirement net periodic benefit cost by approximately $20 million when compared to the prior estimate.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2017, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 3.68 percent for our U.S. qualified plan, 3.29 percent for our U.S. nonqualified, and 3.41 percent for our U.S. other postretirement benefit plans.
The discount rates used at our December 31, 2017 and 2016 measurement dates for the U.S. qualified plan were 3.68 percent and 4.22 percent, respectively. The effect of the change in the discount rate from 4.22 percent to 3.68 percent at December 31, 2017 resulted in a $77.5 million increase to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate from 4.50 percent at December 31, 2015 to 4.22 percent at December 31, 2016 resulted in a $0.3 million increase to the 2017 U.S. qualified pension expense.

The change in discount rate from 4.22 percent at December 31, 2016 to 3.68 percent at December 31, 2017 was attributable to a decrease in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2016 and 2017 measurement dates. Using the December 31, 2017 and 2016 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 3.68 percent and 4.22 percent, respectively.

In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 7.9 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. Our long-term rate of return for the fiscal year ended December 31, 2017, 2016 and 2015 was 6.50 percent, 7.00 percent and 7.25 percent, respectively.

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
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $73.6 million and $70.3 million at December 31, 2017 and 2016, respectively, and decreased pension and other postretirement benefit costs by $0.4 million, $5.2 million and $6.4 million for 2017, 2016 and 2015, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $81.3 million and, $78.5 million at December 31, 2017 and 2016, respectively, and increased pension and other postretirement benefit cost by $0.4 million, $5.7 million and $6.5 million for 2017, 2016 and 2015, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $6.0 million, $6.0 million and $5.8 million for 2017, 2016 and 2015, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $6.0 million, $6.0 million and $5.8 million for 2017, 2016 and 2015, respectively.
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
On December 22, 2017, the Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.
As of December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act, however, as described further in Note 11, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.
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
At December 31, 2017, our net financial instrument position was a net asset of $4.4 million compared to a net liability of $2.5 million at December 31, 2016. The change in the net financial instrument position was primarily due to exchange rate fluctuations in our foreign exchange portfolio.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2017 and 2016, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Increase	Net Asset / (Liability) Position with 10% Decrease
Net asset/(liability) position at December 31, 2017	$—	$—	$—

Net asset/(liability) position at December 31, 2016	$2.0	$3.3	$0.8
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2017 and 2016, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2017	$4.4	$10.8	$(3.2)

Net asset/(liability) position at December 31, 2016	$(4.5)	$31.9	$(39.0)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2017 and 2016, we had no interest rate swap agreements.
Our debt portfolio at December 31, 2017 is composed of 38 percent fixed-rate debt and 62 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2014 and 2017 Term Loan Facilities, commercial paper program, Credit Facility, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2017, a one percentage point increase in interest rates would have increased gross interest expense by $19.7 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $19.7 million for the year ended December 31, 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2017	2016	2015
Revenue	$2,878.6	$2,538.9	$2,491.0
Costs and Expenses
Costs of sales and services	$1,777.3	$1,607.7	$1,690.6

Gross Margin	$1,101.3	$931.2	$800.4

Selling, general and administrative expenses	$618.6	$458.5	$660.7
Research and development expenses	141.5	134.5	135.9
Restructuring and other charges (income)	81.4	95.0	150.3
Total costs and expenses	2,618.8	2,295.7	2,637.5
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$259.8	$243.2	$(146.5)
Equity in (earnings) loss of affiliates	(0.1)	(0.5)	—
Interest income	(0.9)	(0.6)	(1.3)
Interest expense	80.0	63.5	62.2
Income (loss) from continuing operations before income taxes	$180.8	$180.8	$(207.4)
Provision for income taxes	264.1	50.1	5.2
Income (loss) from continuing operations	$(83.3)	$130.7	$(212.6)
Discontinued operations, net of income taxes	621.7	81.0	711.1
Net income	$538.4	$211.7	$498.5
Less: Net income attributable to noncontrolling interests	2.6	2.6	9.5
Net income attributable to FMC stockholders	$535.8	$209.1	$489.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(85.9)	$128.4	$(222.0)
Discontinued operations, net of income taxes	621.7	80.7	711.0
Net income attributable to FMC stockholders	$535.8	$209.1	$489.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.64)	$0.96	$(1.66)
Discontinued operations	4.63	0.60	5.32
Net income attributable to FMC stockholders	$3.99	$1.56	$3.66
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.64)	$0.96	$(1.66)
Discontinued operations	4.63	0.60	5.32
Net income attributable to FMC stockholders	$3.99	$1.56	$3.66
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2017	2016	2015
Net Income	$538.4	$211.7	$498.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$172.7	$(48.7)	$(97.3)
Reclassification of foreign currency translations losses	13.9	—	—
Total foreign currency translation adjustments (1)	$186.6	$(48.7)	$(97.3)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $0.5, ($0.2) and $0.4	$(1.2)	$7.3	$0.7
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.1), $3.3 and ($2.7)	(0.7)	6.0	(3.0)
Total derivative instruments, net of tax of $0.4, $3.1 and ($2.3)	$(1.9)	$13.3	$(2.3)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $1.9, ($7.7) and ($16.1) (2)	$0.6	$(26.9)	$(26.4)
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $14.5, $20.6 and $23.2 (3)	51.6	39.2	44.1
Total pension and other postretirement benefits, net of tax of $16.4, $12.9 and $7.1	$52.2	$12.3	$17.7

Other comprehensive income (loss), net of tax	$236.9	$(23.1)	$(81.9)
Comprehensive income	$775.3	$188.6	$416.6
Less: Comprehensive income attributable to the noncontrolling interest	1.4	0.6	9.1
Comprehensive income attributable to FMC stockholders	$773.9	$188.0	$407.5
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely. The amount for 2017 includes reclassification to net income due to the divestiture of our FMC Health and Nutrition segment which includes the portion of FMC Health and Nutrition sold to DuPont and the Omega-3 business sold to Pelagia AS. See Note 9 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2017 Omega-3 asset held for sale write-down charges.

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. During the year ended December 31, 2017, due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans as of March 31, 2017 in addition to the normal December 31st remeasurement, which resulted in adjustments to comprehensive income. See Note 13 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss) see Note 15 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$283.0	$64.2
Trade receivables, net of allowance of $38.7 in 2017 and $17.6 in 2016	2,043.5	1,692.5
Inventories	992.5	478.9
Prepaid and other current assets	326.4	232.1
Current assets of discontinued operations held for sale	7.3	381.5
Total current assets	$3,652.7	$2,849.2
Investments	1.4	1.0
Property, plant and equipment, net	1,025.2	538.1
Goodwill	1,198.9	498.7
Other intangibles, net	2,631.8	719.9
Other assets including long-term receivables, net	443.6	454.7
Deferred income taxes	252.7	242.1
Noncurrent assets of discontinued operations held for sale	—	835.6
Total assets	$9,206.3	$6,139.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$192.6	$94.2
Accounts payable, trade and other	714.2	317.4
Advance payments from customers	380.6	239.8
Accrued and other liabilities	497.7	358.5
Accrued customer rebates	266.6	246.7
Guarantees of vendor financing	51.5	104.5
Accrued pension and other postretirement benefits, current	5.7	7.1
Income taxes	99.2	11.0
Current liabilities of discontinued operations held for sale	1.3	59.0
Total current liabilities	$2,209.4	$1,438.2
Long-term debt, less current portion	2,993.0	1,798.8
Accrued pension and other postretirement benefits, long-term	59.3	137.3
Environmental liabilities, continuing and discontinued	346.2	306.4
Deferred income taxes	173.2	130.4
Noncurrent liabilities of discontinued operations held for sale	—	67.7
Other long-term liabilities	718.1	267.5
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2017 or 2016	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2017 and 2016; 185,983,792 shares issued in 2017 and 2016	18.6	18.6
Capital in excess of par value of common stock	450.7	418.6
Retained earnings	3,952.4	3,505.5
Accumulated other comprehensive income (loss)	(240.3)	(478.4)
Treasury stock, common, at cost - 2017: 51,653,236 shares, 2016: 52,293,686 shares	(1,499.6)	(1,506.6)
Total FMC stockholders’ equity	$2,681.8	$1,957.7
Noncontrolling interests	25.3	35.3
Total equity	$2,707.1	$1,993.0
Total liabilities and equity	$9,206.3	$6,139.3

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2017	2016	2015
Cash provided (required) by operating activities of continuing operations:
Net income	$538.4	$211.7	$498.5
Discontinued operations	(621.7)	(81.0)	(711.1)
Income (loss) from continuing operations	$(83.3)	$130.7	$(212.6)
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$113.0	$100.6	$76.8
Equity in (earnings) loss of affiliates	(0.1)	(0.5)	—
Restructuring and other charges (income)	81.4	95.0	150.3
Deferred income taxes	104.2	53.3	18.2
Pension and other postretirement benefits	25.9	32.5	42.5
Share-based compensation	21.1	20.2	15.4
Excess tax benefits from share-based compensation	—	(0.4)	(1.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$(262.4)	$11.8	$140.6
Guarantees of vendor financing	(54.7)	55.0	11.5
Inventories	(96.8)	79.0	27.8
Accounts payable, trade and other	331.7	(29.7)	(294.4)
Advance payments from customers	140.5	(10.0)	60.6
Accrued customer rebates	16.9	(5.2)	9.5
Income taxes (1)	122.1	(31.9)	(265.3)
Pension and other postretirement benefit contributions	(56.5)	(65.8)	(75.4)
Environmental spending, continuing, net of recoveries	(20.5)	(28.1)	(32.2)
Restructuring and other spending	(8.2)	(18.0)	(24.7)
Acquisition-related charges (2)	(78.9)	(23.4)	(264.8)
Change in other operating assets and liabilities, net (3)	19.1	3.8	146.4
Cash provided (required) by operating activities of continuing operations	$314.5	$368.9	$(471.2)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(32.3)	$(21.8)	$(17.9)
Operating activities of discontinued operations, net of divestiture costs	86.1	176.3	166.0
Other discontinued spending	(32.8)	(25.6)	(35.0)
Cash provided (required) by operating activities of discontinued operations	$21.0	$128.9	$113.1
____________________

(1)	The twelve months ended December 31, 2015 includes approximately $340.3 million in income tax payments principally driven by the sale of our Alkali Chemicals business. See Note 9 for more details.

(2)
Total cash payments during the year ended December 31, 2015 associated with the Cheminova acquisition hedges were $264.8 million, which includes $165.2 million that were accrued and paid within the period.

(3)	Changes in all periods represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2017	2016	2015
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(85.7)	$(91.2)	$(53.4)
Proceeds from disposal of property, plant and equipment	2.2	1.9	1.9
Acquisitions, net (3)	(1,225.6)	—	(1,205.1)
Proceeds from sale of investments	—	—	66.4
Other investing activities	(40.4)	(11.5)	(40.2)
Cash provided (required) by investing activities of continuing operations	$(1,349.5)	$(100.8)	$(1,230.4)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestiture	$38.0	$—	$1,649.8
Other discontinued investing activities	(22.3)	(34.4)	(70.7)
Cash provided (required) by investing activities of discontinued operations	$15.7	$(34.4)	$1,579.1
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$(3.1)	$(19.4)	$(547.3)
Proceeds from borrowing of long-term debt	1,598.9	2.8	1,650.0
Financing fees	(11.0)	(0.7)	—
Repayments of long-term debt	(302.3)	(242.6)	(1,036.6)
Acquisitions of noncontrolling interests	—	(20.0)	—
Transactions with noncontrolling interests	(0.5)	—	—
Dividends paid (4)	(88.8)	(88.6)	(86.4)
Issuances of common stock, net	22.5	4.1	5.9
Excess tax benefits from share-based compensation	—	0.4	1.4
Repurchases of common stock under publicly announced program	—	(11.2)	—
Other repurchases of common stock	(2.6)	(1.8)	(3.7)
Cash provided (required) by financing activities	$1,213.1	$(377.0)	$(16.7)
Effect of exchange rate changes on cash and cash equivalents	4.0	—	(4.8)
Increase (decrease) in cash and cash equivalents	$218.8	$(14.4)	$(30.9)
Cash and cash equivalents, beginning of period	64.2	78.6	109.5
Cash and cash equivalents, end of period	$283.0	$64.2	$78.6
____________________

(3)
Represents the cash portion of the total purchase consideration paid for the DuPont Crop Protection Business Acquisition. See Note 3 for more information on the non-cash consideration transferred to DuPont.

(4)	See Note 15 regarding quarterly cash dividend.
Cash paid for interest, net of capitalized interest was $98.8 million, $81.6 million and $74.7 million, and income taxes paid, net of refunds was $33.3 million, $62.8 million and $340.3 million in December 31, 2017, 2016 and 2015, respectively. Net interest payments of $16.6 million, $19.6 million, and $17.9 million and tax payments, net of refunds of $8.3 million, $12.6 million, and $9.2 million were allocated to discontinued operations for the year ended December 31, 2017, 2016 and 2015, respectively. Accrued additions to property, plant and equipment at December 31, 2017, 2016 and 2015 were $11.6 million, $3.4 million and $19.4 million respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2014	$18.6	$401.9	$2,984.5	$(375.8)	$(1,498.7)	$33.5	$1,564.0
Net income			489.0			9.5	498.5
Stock compensation plans		14.4			6.3		20.7
Excess tax benefits from share-based compensation		1.4					1.4
Shares for benefit plan trust					(2.2)		(2.2)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				17.7			17.7
Net hedging gains (losses) and other, net of income tax				(2.3)			(2.3)
Foreign currency translation adjustments				(96.9)		(0.4)	(97.3)
Dividends ($0.66 per share)			(88.5)				(88.5)
Repurchases of common stock					(3.7)		(3.7)
Balance December 31, 2015	$18.6	$417.7	$3,385.0	$(457.3)	$(1,498.3)	$42.6	$1,908.3
Net income			209.1			2.6	211.7
Stock compensation plans		19.9			4.3		24.2
Excess tax benefits from share-based compensation		(0.4)					(0.4)
Shares for benefit plan trust					0.4		0.4
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				12.3			12.3
Net hedging gains (losses) and other, net of income tax				13.3			13.3
Foreign currency translation adjustments				(46.7)		(2.0)	(48.7)
Dividends ($0.66 per share)			(88.6)				(88.6)
Repurchases of common stock					(13.0)		(13.0)
Transactions with noncontrolling interests (1)		(18.6)				(7.9)	(26.5)
Balance December 31, 2016	$18.6	$418.6	$3,505.5	$(478.4)	$(1,506.6)	$35.3	$1,993.0
Net income			535.8			2.6	538.4
Stock compensation plans		33.0			9.6		42.6
Shares for benefit plan trust					(0.2)		(0.2)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				52.2			52.2
Net hedging gains (losses) and other, net of income tax				(1.9)			(1.9)
Foreign currency translation adjustments				187.8		(1.2)	186.6
Dividends ($0.66 per share)			(88.9)				(88.9)
Repurchases of common stock					(2.4)		(2.4)
Noncontrolling interests associated with an acquisition (1)						12.7	12.7
Transactions with noncontrolling interests (1)		(0.9)				(24.1)	(25.0)
Balance December 31, 2017	$18.6	$450.7	$3,952.4	$(240.3)	$(1,499.6)	$25.3	$2,707.1
____________________

(1)	See Notes 3 and 15 for more detail on the acquisitions of noncontrolling interest and transactions with noncontrolling interest, respectively.

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
In March 2017, our FMC Health and Nutrition segment was classified as a discontinued operation. For more information on our discontinued operations see Note 9. We have recast all the data within this filing to present FMC Health and Nutrition as a discontinued operation retrospectively for all periods presented including held for sale balance sheet treatment.
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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable was $38.7 million and $17.6 million as of December 31, 2017 and 2016, respectively. The allowance for long-term receivables was $47.1 million and $49.1 million at December 31, 2017 and 2016. The provision to the allowance for receivables charged against operations was $22.1 million, $21.9 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 8 for more information.
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
Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis including DuPont and our remaining inventories are recorded on either a first-in, first-out (“FIFO”) basis or average cost. The method for the acquired DuPont Crop Protection Business includes LIFO and average cost. See Note 5 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements — 20 years, buildings — 20 to 40 years, and machinery and equipment — three to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. We capitalized interest costs of $3.1 million in 2017, $3.2 million in 2016 and $4.2 million in 2015. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
Asset retirement obligations. We record asset retirement obligations (“AROs”) at fair value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
In our FMC Lithium segment, we have mining operations and legal reclamation obligations related to these facilities upon closure of the mines. Also, we have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2017 and 2016.
The carrying amounts for the AROs for the years ended December 31, 2017 and 2016 are $1.9 million and $1.8 million, respectively. These amounts are included in "Other long-term liabilities" on the consolidated balance sheet.
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
Goodwill and intangible assets. Goodwill and other indefinite life intangible assets are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessments conducted in 2017 and 2016, we did not record any goodwill impairments. See Note 4 for more information on indefinite life intangibles. In 2017, we recorded a $42.1 million impairment charge to write down certain indefinite-lived intangible assets of the acquired DuPont Crop Protection Business as a result of the Act passed in the fourth quarter of 2017. See Note 11 for more details. In 2015, we recorded indefinite-lived intangible impairments of $9.3 million. These amounts were associated with Cheminova integration and restructuring activities within FMC Agricultural Solutions. These items are discussed further in Note 7.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Finite-lived intangible assets consist primarily of patents, access rights, customer relationships, brands, registration rights, industry licenses, developed formulations and other intangibles and are being amortized over periods of three to 50 years. See Note 4 for additional information on goodwill and intangible assets and Notes 4 and 7 for additional information on the indefinite life intangible impairments.
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
Research and Development. Research and development costs are expensed as incurred. In-process research and development acquired as part of asset acquisitions, which include license and development agreements, are expensed as incurred and included as a component of “Restructuring and other charges (income)" on the consolidated statements of income (loss).
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

We record remeasurement gains and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in income as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See “Derivative financial instruments” below and Note 17.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

offsetting changes in fair value or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.
Treasury stock. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a FIFO method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.
Segment information. We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.
We have identified FMC Agricultural Solutions and FMC Lithium as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, acquisition related costs, non-operating pension and postretirement charges, and other income and expense items. Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 7.
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

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New Accounting guidance and regulatory items
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Act within Accumulated other comprehensive income ("AOCI") to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect the guidance will have on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), with early adoption permitted in any interim period after issuance of this ASU. We are evaluating the effect the guidance will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations. This new ASU clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date) and will be applied prospectively. We will continue to assess the effects the amendments will have on future acquisitions or disposals.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Under the new guidance, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), with early adoption permitted only in the first quarter of a fiscal year. Based on our assessment, we believe the adoption will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the goal of reducing the existing diversity in practice in how certain cash receipts and cash payments are both presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (i.e. a January 1, 2018 effective date). We have reviewed the eight cash flow issues and do not believe there will be any significant changes to FMC and our presentation of certain cash receipts and payments within the consolidated cash flow statement upon adoption.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date). While we are still evaluating the definitive impacts this ASU will have on our consolidated financial statements, we have performed an initial impact assessment by surveying the lease population. At a minimum, total assets and total liabilities will likely increase in the period of adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments,

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP. We will be adopting this standard as of January 1, 2018 using the modified retrospective adoption method. While we are still finalizing the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, we have performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we have assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. Based on the assessment performed to date, we do not expect material changes to our current policies related to the timing of revenue recognition and the accounting for costs; however, we will be finalizing our assessment in advance of the filing of our first quarter 2018 Form 10-Q. The standard will impact our disclosures including disclosures presenting further disaggregation of revenue. We are in the process of developing our new footnote disclosures required under the new standard. As a result of the evaluations performed to date, we do not expect a material cumulative catchup effect to our retained earnings; however, we do expect balance sheet adjustments related to the presentation of sales returns liabilities and corresponding refund assets. Due to the transaction with E. I. du Pont de Nemours and Company, we are performing further impact assessments of this standard related to the acquired business and continue to finalize any potential impacts.

Recently adopted accounting guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years (i.e. a January 1, 2017 effective date). We adopted this standard prospectively beginning in 2017. The adoption impacted our recognition of excess tax benefit, which is recorded within "Provision for income taxes" on the consolidated statements of income (loss). Additionally, the presentation of excess tax benefit on our consolidated statements of cash flows was impacted as it is now shown within cash flows from operating activities. The excess tax benefit recognized within provision for income taxes for the year ended December 31, 2017 was approximately $2.9 million.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not impact inventory measured using last-in, first-out. This standard was effective for annual reporting periods beginning after December 15, 2016, (i.e. a January 1, 2017 effective date). We adopted this standard beginning in 2017. The adoption did not have an impact on the consolidated financial statements.

Note 3: Acquisitions
2017 Acquisition
DuPont Crop Protection Business
On November 1, 2017, pursuant to the terms and conditions set forth in the Transaction Agreement entered into with E. I. du Pont de Nemours and Company (“DuPont"), we completed the acquisition of certain assets relating to DuPont's Crop Protection business and research and development ("R&D") organization (the "DuPont Crop Protection Business") (collectively, the "DuPont Crop Protection Business Acquisition"). In connection with this transaction, we sold to DuPont our FMC Health and Nutrition segment and paid DuPont $1.2 billion in cash which was funded with the 2017 Term Loan Facility which was secured for the purposes of

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

the Acquisition. See Note 12 for more details. The following table illustrates each component of the consideration paid as part of the DuPont Crop Protection Business Acquisition:

(in Millions)	Amount
Cash purchase price, net	$1,225.6
Fair value of FMC Health and Nutrition sold to DuPont	1,968.6
Total purchase consideration	$3,194.2

The Transaction Agreement also contained a provision for working capital adjustments. The DuPont Crop Protection Business is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition. Revenue and U.S. GAAP Income (loss) from continuing operations before income taxes attributable to the DuPont Crop Protection Business, since the date of acquisition, for the twelve months ended December 31, 2017 was approximately $193.5 million and $27.6 million, respectively. The Income (loss) from continuing operations before income taxes attributable to the DuPont Crop Protection Business includes the inventory fair value step-up amortization recorded in "Cost of sales and services" on the consolidated statements of income (loss).
In connection with the DuPont Crop Protection Business Acquisition, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by DuPont to us for up to 24 months after closing, with an optional six months extension. These services include information technology services, accounting, human resource and facility services among other services, while we assume the operations of the DuPont Crop Protection Business.
As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition. We also entered into supply agreements with DuPont to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the two months ended December 31, 2017 was approximately $4.2 million.
Certain manufacturing sites and R&D sites will be transferred to us at a later date due to various local timing constraints; however, we will still obtain the economic benefit from these sites during the period from November 1, 2017 to when the sites legally transfer. No additional consideration will be paid at the date of transfer.
In the third quarter of 2017, both the European Commission and Competition Commission of India had conditionally approved our acquisition of certain assets of DuPont’s Crop Protection business. The DuPont Crop Protection Business Acquisition was conditioned upon us divesting the portfolio of products required by the respective regulatory bodies. These divestitures are expected to impact FMC Agricultural Solutions’ annual 2018 operating profit by approximately $20 million. On February 1, 2018, we sold a portion of FMC's European herbicide Portfolio to Nufarm Limited and received proceeds of approximately $85 million plus $2 million of working capital. The gain on sale is expected to be approximately $80 million. This divestiture satisfied FMC's commitments to the European Commission related to the DuPont Crop Protection Business Acquisition. In December 2017, the Competition Commission of India issued its final order describing the required Indian remedy. We have begun the process to divest products in compliance with that order, and we expect the transaction to be completed during the second half of 2018.
Purchase Price Allocation
We applied acquisition accounting under the U.S. GAAP business combinations guidance. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the DuPont Crop Protection Business Acquisition will be recorded at the estimated fair values using primarily Level 2 and Level 3 inputs (see Note 17 for an explanation of Level 2 and Level 3 inputs). In valuing acquired assets and assumed liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table summarizes the consideration paid for the DuPont Crop Protection Business and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis.

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables (1)	$45.8
Inventories (2)	379.6
Other current assets	90.1
Property, plant & equipment	436.4
Intangible assets:
Indefinite-lived brands	1,178.2
Customer relationships (3)	723.8
Goodwill (4)	691.8
Deferred tax assets	76.7
Other noncurrent assets	11.3
Total fair value of assets acquired	$3,633.7

Accounts payable, trade and other (1)	$32.9
Accrued and other current liabilities (5)	107.8
Accrued pension and other postretirement benefits, long-term	7.6
Environmental liabilities (6)	2.6
Deferred tax liabilities	32.6
Other long-term liabilities (5)	256.0
Total fair value of liabilities assumed	$439.5

Total consideration paid	$3,194.2
Less: Noncontrolling interest	(12.5)
Total consideration paid less noncontrolling interest	$3,181.7
____________________

(1)
Represents the accounts receivable and accounts payable of the legal entity stock sales as part of the DuPont Crop Protection Acquisition. As part of the Transaction Agreement, these balances will be settled subsequent to the closing date through reimbursement between FMC and DuPont. The offsetting amounts due from and due to DuPont are recorded within Other current assets and Accrued and other current liabilities, respectively.

(2)
Fair value of finished goods inventory acquired included a step-up in the value of approximately $80.3 million, of which $20.2 million was amortized during 2017 and included in "Cost of sales and services" on the consolidated statements of income (loss).

(3)	The weighted average useful life of the acquired customer relationships is approximately 20 years.

(4)	Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination.

(5)	Includes the short-term and long-term portions of the unfavorable supply contract with Dupont recorded in Accrued and other current liabilities and Other long-term liabilities, respectively.

(6)
Represents both the short-term and long-term portion of the environmental obligations at certain sites of the acquired DuPont Crop Protection Business that is indemnified by DuPont as part of the Transaction Agreement. The indemnification asset was recorded within Other assets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2015 Acquisition
Cheminova A/S
On April 21, 2015, pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the acquisition of 100 percent of the outstanding equity of Cheminova A/S, a Denmark Aktieselskab ("Cheminova") from Auriga Industries A/S, a Denmark Aktieselskab for an aggregate purchase price of $1.2 billion, excluding assumed net debt and hedge-related costs totaling $0.6 billion (the “Cheminova Acquisition”). The Cheminova Acquisition was funded with the October 10, 2014 term loan which was secured for the purposes of the Cheminova Acquisition. See Note 12 for more information.
Cheminova is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition. The acquisition of Cheminova broadened our supply capabilities and strengthened our geographic footprint, particularly in Europe. Revenue and Income (Loss) from continuing operations before income taxes attributable to Cheminova, since the date of acquisition, for the twelve months ended December 31, 2015 was approximately $461.8 million of revenues and $68.1 million of income, respectively.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the DuPont Crop Protection Business Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings used to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the twelve month period below exclude acquisition-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2016, nor are they indicative of future results of operations.

	Year Ended December 31,
(in Millions)	2017	2016
Pro forma Revenue	$4,204.0	$3,978.2
Pro forma Diluted earnings per share from continuing operations	2.62	4.00

Acquisition-related charges
Pursuant to U.S. GAAP, costs incurred to complete the acquisitions as well as costs incurred to integrate both the DuPont Crop Protection Business and Cheminova into our operations are expensed as incurred. The following table summarizes the costs incurred associated with these combined activities.

	Year Ended December 31,
(in Millions)	2017	2016	2015
Acquisition-related charges - DuPont
Legal and professional fees (1)	$130.2	$—	$—
Inventory fair value amortization (2)	20.2	—	—
Acquisition-related charges - Cheminova (3)
Legal and professional fees (1)	$—	$23.4	$60.4
Inventory fair value amortization (2)	—	—	57.8
(Gain)/loss on hedging purchase price (4)	—	—	172.1
Total acquisition-related charges	$150.4	$23.4	$290.3
Restructuring charges and asset disposals
Cheminova restructuring (3)	$—	$42.3	$118.3
Total restructuring charges (5)	$—	$42.3	$118.3

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employee related costs and integration related legal and professional third-party fees. These charges are included in “Selling, general and administrative expense" on the consolidated statements of income (loss).

(2)	These charges are included in “Costs of sales and services” on the consolidated statements of income (loss).

(3)	Acquisition-related charges and restructuring charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

(4)
See "Cheminova Acquisition Hedge Costs" below for more information on these charges. These charges are included in “Selling, general and administrative expense” on the consolidated statements of income (loss).

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

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2017 and 2016, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2015	$479.5	$—	$479.5
Purchase price allocation adjustments	20.4	—	20.4
Foreign currency adjustments	(1.2)	—	(1.2)
Balance, December 31, 2016	$498.7	$—	$498.7
Acquisitions (1)	691.8	—	691.8
Foreign currency adjustments	8.4	—	8.4
Balance, December 31, 2017	$1,198.9	$—	$1,198.9
____________________

(1)	Represents goodwill recorded as a result of the DuPont Crop Protection Business Acquisition. See Note 3 for more details.

Our fiscal year 2017 annual goodwill impairment test was performed during the third quarter ended September 30, 2017. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value for each of our goodwill reporting units. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2017.

Our intangible assets, other than goodwill, consist of the following:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

		December 31, 2017			December 31, 2016
(in Millions)	Weighted avg. useful life at December 31, 2017	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	19 years	$1,122.5	$(73.3)	$1,049.2	$356.9	$(43.7)	$313.2
Patents	8 years	2.0	(0.6)	1.4	2.2	(0.4)	1.8
Brands (1)	12 years	15.7	(6.2)	9.5	13.6	(4.7)	8.9
Purchased and licensed technologies	10 years	57.3	(28.9)	28.4	60.3	(30.1)	30.2
Other intangibles	39 years	2.9	(2.0)	0.9	2.9	(1.9)	1.0
		$1,200.4	$(111.0)	$1,089.4	$435.9	$(80.8)	$355.1

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,136.1		$1,136.1	$—		$—
Brands (1) (3)	405.6		405.6	363.4		363.4
In-process research and development	0.7		0.7	1.4		1.4
	$1,542.4		$1,542.4	$364.8		$364.8
Total intangible assets	$2,742.8	$(111.0)	$2,631.8	$800.7	$(80.8)	$719.9
____________________

(1)	Represents trademarks, trade names and know-how.

(2)
Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition. In the fourth quarter of 2017, the Act was enacted and was identified to be a triggering event. As a result we performed an impairment assessment on the recently acquired brand portfolio and we recorded an impairment charge of approximately $42 million solely due to the new tax legislation. See Note 11 for more details.

(3)
The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition for which the fair value was substantially in excess of the carrying value. During the third quarter of 2017 and 2016, we recorded a $1 million impairment charge in our generic brand portfolio which is part of the FMC Agricultural Solutions segment. The carrying value of the generic portfolio subsequent to each charge was approximately $4 million and $6 million, respectively.

At December 31, 2017, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite life	Indefinite life
FMC Agricultural Solutions	$1,088.4	$1,542.4
FMC Lithium	1.0	—
Total	$1,089.4	$1,542.4

	Year Ended December 31,
(in Millions)	2017	2016	2015
Amortization Expense	$27.4	$23.6	$17.6
The estimated pre-tax amortization expense for each of the five years ending December 31, 2018 to 2022 is $60.5 million, $60.3 million, $60.2 million, $60.0 million, and $60.0 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 5: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2017	2016
Finished goods	$353.7	$220.1
Work in process	542.4	219.3
Raw materials, supplies and other	224.1	166.7
FIFO inventory	$1,120.2	$606.1
Less: Excess of FIFO cost over LIFO cost	(127.7)	(127.2)
Net inventories	$992.5	$478.9
Approximately 22% and 23% of our inventories in 2017 and 2016, respectively were recorded on the LIFO basis.

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2017	2016
Land and land improvements	$166.9	$88.6
Buildings	462.6	231.5
Machinery and equipment	753.1	563.1
Construction in progress	78.5	38.4
Total cost	$1,461.1	$921.6
Accumulated depreciation	(435.9)	(383.5)
Property, plant and equipment, net	$1,025.2	$538.1

Depreciation expense was $65.7 million, $55.5 million, and $41.3 million in 2017, 2016 and 2015, respectively.

Note 7: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2017	2016	2015
Restructuring charges and asset disposals	$16.3	$43.4	$124.0
Other charges (income), net	65.1	51.6	26.3
Total restructuring and other charges (income)	$81.4	$95.0	$150.3

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Other items	$0.1	$4.6	$11.6	$16.3
Year ended December 31, 2017	$0.1	$4.6	$11.6	$16.3
Cheminova restructuring	$18.6	$6.0	$17.7	$42.3
Other items	—	1.1	—	1.1
Year ended December 31, 2016	$18.6	$7.1	$17.7	$43.4
Cheminova restructuring	$23.5	$2.7	$92.1	$118.3
Other items	5.7	—	—	5.7
Year ended December 31, 2015	$29.2	$2.7	$92.1	$124.0
____________________

(1)	Represents severance and employee benefit charges.

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

Cheminova Restructuring
In 2015, we completed the acquisition of Cheminova; see Note 3 for more details. As part of the integration of Cheminova into our existing FMC Agricultural Solutions segment we engaged in various restructuring activities. These restructuring activities included workforce reductions, relocation of current operating locations, lease and other contract termination costs and fixed asset accelerated depreciation as well as other long-term asset disposal charges at several of our FMC Agricultural Solutions' facilities. In 2016, these restructuring activities continued; however, the restructuring charges were completed at the end of 2016. Included within these activities was the decision to exit our generic crop protection business in Brazil, Consagro Agroquimica Ltda. (Consagro), which occurred via sale in 2015.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/15 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/16 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/17 (4)
Cheminova restructuring	$8.7	$24.6	$(18.1)	$(4.1)	$11.1	$—	$(6.5)	$(3.4)	$1.2
Other workforce related and facility shutdowns (1)	1.6	1.1	(0.4)	(0.9)	1.4	4.7	(1.7)	0.9	5.3
Restructuring activities related to discontinued operations (5)	3.3	8.0	(7.9)	—	3.4	8.1	(10.5)	(1.0)	—
Total	$13.6	$33.7	$(26.4)	$(5.0)	$15.9	$12.8	$(18.7)	$(3.5)	$6.5
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the Other Items sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment or intangible balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the consolidated balance sheets.

(5)	Cash spending associated with restructuring activities of discontinued operations is reported within "Other discontinued spending" on the consolidated statements of cash flows.

Other charges (income), net

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	2017	2016	2015
Environmental charges, net	$16.6	$36.8	$21.7
Impairment of intangibles	42.1	—	—
Argentina devaluation	—	4.2	10.7
Belchim crop protection sale	—	—	(26.6)
Other items, net	6.4	10.6	20.5
Other charges (income), net	$65.1	$51.6	$26.3
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 10 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Impairment of intangibles
In 2017, we recorded an impairment charge on certain acquired indefinite-lived intangible assets from the DuPont Crop Protection Business Acquisition solely as a result of the United States' enactment of the Act. See Note 11 for more details.
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
The cash proceeds from the sale in 2015 of $27.5 million are included within "Proceeds from sale of investment" on the Consolidated Statements of Cash Flows.
Other items, net
In 2017, other items, net primarily relates to exit costs resulting from the termination and de-consolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment.
In 2016, we sold our remaining ownership interest in several joint ventures. The aggregate loss on the sale of the various interests of $2.9 million was recorded as "Restructuring and other charges (income)" on the consolidated statements of income (loss). Additionally, we had a gain of $2.1 million from the sale of certain Corporate fixed assets. The cash proceeds from these sales of $6.8 million is included within "Other investing activities" on the consolidated statements of cash flows.
During 2016 and 2015, our FMC Agricultural Solutions segment entered into collaboration and license agreements with various third parties for the purposes of obtaining certain technology and intellectual property rights relating to compounds still under development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination. The charges related to these arrangements were $13.2 million and $20.5 million in 2016 and 2015, respectively.

Note 8: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2016 and 2017.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)
Balance, December 31, 2015	$13.9
Additions — charged to expense	9.8
Transfer from (to) allowance for credit losses (see below)	(7.8)
Net recoveries, write-offs and other	1.7
Balance, December 31, 2016	$17.6
Additions — charged to expense	8.4
Transfer from (to) allowance for credit losses (see below)	9.5
Net recoveries, write-offs and other	3.2
Balance, December 31, 2017	$38.7

The company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $106.7 million as of December 31, 2017. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2016 and 2017.

(in Millions)
Balance, December 31, 2015	$29.2
Additions — charged to expense	12.1
Transfer from (to) allowance for doubtful accounts (see above)	7.8
Net recoveries, write-offs and other	—
Balance, December 31, 2016	$49.1
Additions — charged to expense	13.7
Transfer from allowance for doubtful accounts (see above)	(9.5)
Net recoveries, write-offs and other	(6.2)
Balance, December 31, 2017	$47.1

Note 9: Discontinued Operations
FMC Health and Nutrition:
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax). In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by us to DuPont for up to 24 months after closing, with an optional 6 months extension. These services include information technology services, accounting, human resource and facility services among other services, while DuPont assumes the operations of FMC Health and Nutrition.
Assets held for sale under U.S. GAAP are required to be reported at the lower of carrying value or fair value, less costs to sell. However, the fair value of the Omega-3 business, which was previously part of the broader FMC Health and Nutrition reporting unit, was significantly less than its carrying value, which included accumulated foreign currency translation adjustments that were

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

subsequently reclassified to earnings after completion of the sale. As a result, we recorded an impairment charge for the year ended December 31, 2017 of approximately $168 million ($148 million, net of tax).
The results of our discontinued FMC Health and Nutrition operations are summarized below:

(in Millions)	Year Ended December 31,
	2017	2016	2015
Revenue	$562.9	$743.5	$785.5
Costs of sales and services	370.5	474.9	510.5

Income (loss) from discontinued operations before income taxes (1)	$113.7	$158.5	$76.9
Provision for income taxes	9.7	43.8	42.2
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (2)	$104.0	$114.7	$34.7
Gain on sale of FMC Health and Nutrition, net of income taxes of $190.8 million (3)	727.1	—	—
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (4)	(147.8)	—	—
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$683.3	$114.7	$34.7
____________________

(1)
For the years ended ended December 31, 2017, 2016 and 2015, amount includes $16.6 million, $19.8 million and $19.2 million of allocated interest expense and $8.1 million, $12.3 million and $93.7 million of restructuring and other charges (income), respectively. For the year ended December 31, 2017 amount includes $3.9 million of a pension curtailment charge. See Note 13 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)	In accordance with US GAAP, effective March 2017 we stopped amortizing and depreciating all assets classified as held for sale.

(3)
Includes $27.9 million of divestiture related costs, net of tax as well as incremental tax cost of $14.7 million for the year ended December 31, 2017 related to certain legal entity restructuring executed during the third quarter to facilitate the FMC Health and Nutrition divestiture.

(4)
Represents the impairment charge for the year ended December 31, 2017 of approximately $168 million ($148 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

	December 31,
(in Millions)	2017	2016
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$7.2	$381.5
Property, plant & equipment (1)	0.1	464.0
Goodwill (1)	—	278.8
Other intangibles, net (1)	—	73.5
Other noncurrent assets (1)	—	19.3
Total assets of discontinued operations held for sale (2)	$7.3	$1,217.1
Liabilities
Current liabilities of discontinued operations held for sale	(1.3)	(59.0)
Noncurrent liabilities of discontinued operations held for sale	—	(67.7)
Total liabilities of discontinued operations held for sale (2)	$(1.3)	$(126.7)
Total net assets (3)	$6.0	$1,090.4
____________________

(1)	Presented as "Noncurrent assets of discontinued operations held for sale" on the consolidated balance sheet as of December 31, 2016.

(2)	Presented as "Current assets / liabilities of discontinued operations held for sale" on the consolidated balance sheet as of December 31, 2017.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(3)
In connection with the divestiture of FMC Health and Nutrition, certain sites will transfer to DuPont subsequent to November 1, 2017 due to various local timing constraints. Amounts at December 31, 2017 represent the net assets of FMC Health and Nutrition that will be transferred to DuPont subsequent to the closing date.

FMC Alkali:
On April 1, 2015, we completed the sale of our FMC Alkali Chemicals division ("ACD") for $1,649.8 million to a wholly owned subsidiary of Tronox Limited ("Tronox"). The sale resulted in approximately $1,198.5 million in after-tax cash proceeds and in a pre-tax gain of $1,080.2 million ($702.1 million net of tax) for the year ended December 31, 2015.
The results of our discontinued FMC ACD operations are summarized below:

(in Millions)	Year Ended December 31,
2015
Revenue	$194.0
Costs of sales and services	149.2

Income (loss) from discontinued operations before income taxes (1)	$1,096.1
Provision for income taxes	379.0
Total discontinued operations of FMC ACD, net of income taxes	$717.1
Less: discontinued operations of FMC ACD attributable to noncontrolling interests	—
Discontinued operations of FMC ACD, net of income taxes, attributable to FMC Stockholders	$717.1
____________________

(1)
For the year ended December 31, 2015 amounts include approximately $2.2 million of allocated interest expense, $15.0 million of divestiture related charges as well as a $5.3 million pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

In addition to our discontinued FMC Health and Nutrition and FMC ACD, our discontinued operations in our financial statements includes adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2017	2016	2015
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of ($0.1), ($0.5) and $1.0, respectively	$3.0	$2.5	$(1.1)
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $24.9, $12.9 and $16.7, respectively (1)	(51.2)	(24.0)	(28.8)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $7.2, $6.6 and $6.3, respectively	(13.4)	(12.2)	(10.8)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($180.1), ($43.8) and ($42.2), respectively	683.3	114.7	34.7
Discontinued operations of FMC Alkali Chemicals, net of income tax benefit (expense) of zero, zero and ($379.0), respectively	—	—	717.1
Discontinued operations, net of income taxes	$621.7	$81.0	$711.1
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 10.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reserves for Discontinued Operations at December 31, 2017 and 2016

(in Millions)	December 31,
	2017	2016
Workers’ compensation, product liability, and indemnification reserves	$22.6	$6.8
Postretirement medical and life insurance benefits reserve, net	7.6	7.8
Reserves for legal proceedings	33.0	34.0
Reserve for discontinued operations (1)	$63.2	$48.6
____________________

(1)	Included in “Other long-term liabilities” on the consolidated balance sheets. Also refer to Note 7 for discontinued restructuring reserves and Note 10 for discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $8.4 million ($5.6 million after-tax) and $6.5 million ($3.5 million after-tax) at December 31, 2017 and 2016, respectively. The estimated net pre-tax actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2018 are $1.2 million and zero, respectively.
Net spending in 2017, 2016 and 2015 was $2.4 million, $1.3 million and $0.8 million, respectively, for workers’ compensation, product liability and other claims; $1.0 million, $1.1 million and $1.1 million, respectively, for other postretirement benefits; and $18.9 million, $15.3 million and $22.9 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $432.1 million and $378.1 million, respectively, before recoveries, existed at December 31, 2017 and 2016.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $200 million at December 31, 2017. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2014 to December 31, 2017.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2014	$284.3
2015
Provision	66.9
Spending, net of recoveries	(57.0)
Acquisitions	47.2
Foreign currency translation adjustments	(0.5)
Net Change	56.6
Total environmental reserves, net of recoveries at December 31, 2015	$340.9

2016
Provision	81.0
Spending, net of recoveries	(52.6)
Foreign currency translation adjustments	(2.6)
Net Change	25.8
Total environmental reserves, net of recoveries at December 31, 2016	$366.7

2017
Provision	106.0
Spending, net of recoveries	(63.6)
Acquisitions (1)	2.6
Foreign currency translation adjustments	6.5
Net Change	51.5
Total environmental reserves, net of recoveries at December 31, 2017	$418.2
______________

(1)	See Note 3 for more details. Amount relates to environmental obligations at certain sites of the acquired DuPont Crop Protection Business.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2017 and 2016, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets including long-term receivables, net” on the consolidated balance sheets.

The table below is a roll forward of our total recorded recoveries from December 31, 2015 to December 31, 2017:

(in Millions)	December 31, 2015	Increase (Decrease) in Recoveries	Cash Received	December 31, 2016	Increase (Decrease) in Recoveries	Cash Received	December 31, 2017
Environmental liabilities, continuing and discontinued	$7.3	$7.8	$(3.7)	$11.4	$2.5	$—	$13.9
Other assets (1)	22.7	7.3	(2.8)	27.2	15.9	(10.8)	32.3
Total	$30.0	$15.1	$(6.5)	$38.6	$18.4	$(10.8)	$46.2
______________

(1)
The amounts are included within “Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 20 for more details. Increase in recoveries in 2017 includes $2.6 million related to indemnification for the acquired environmental liability from the DuPont Crop Protection Business Acquisition that existed prior to the closing of the transaction.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2017	2016
Environmental reserves, current, net of recoveries (1)	$72.0	$60.3
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	346.2	306.4
Total environmental reserves, net of recoveries	$418.2	$366.7
______________

(1)	These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2017	2016	2015
Continuing operations (1)	$16.6	$36.8	$21.7
Discontinued operations (2)	76.1	36.9	45.5
Net environmental provision	$92.7	$73.7	$67.2
______________

(1)
Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income. See Note 7. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(2)	Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income (loss). See Note 9.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2017	2016	2015
Environmental reserves (1)	$106.0	$81.0	$66.9
Other assets (2)	(13.3)	(7.3)	0.3
Net environmental provision	$92.7	$73.7	$67.2
______________

(1)	See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.

(2)	Represents certain environmental recoveries. See Note 20 for details of "Other assets including long-term receivables, net" as presented on our consolidated balance sheets.

Significant Environmental Sites
Pocatello
From 1949 until 2001, we operated the world's largest elemental phosphorus plant in Power County, Idaho, just outside the city of Pocatello. Since the plant's closure, FMC has worked with the EPA, the State of Idaho, and the Shoshone-Bannock Tribes ("Tribes") to develop a proposed cleanup plan for the property. In September 2012, the EPA issued an Interim Record of Decision ("IROD") that is environmentally protective and that ensures the health and safety of both workers and the general public. Since the plant's closure, we have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that the EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of the IROD that addresses groundwater contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In June 2013, the EPA issued a Unilateral Administrative Order to us under which we will implement the IROD remedy. Our current reserves factor in the estimated costs associated with implementing the IROD. In addition to implementing the IROD, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amount of the reserve for this site was $35.2 million and $44.3 million at December 31, 2017 and 2016, respectively.
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
Middleport
Our Middleport, NY facility is currently an Agricultural Solutions formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent (“1991 AOC”) entered into with the EPA and New York State Department of Environmental Conservation (“NYSDEC”, and collectively with EPA, the “Agencies”) in 1991. The AOC requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Action Management Alternatives (“CMA”) for discrete contaminated areas, known as “operable units” of which there are eleven.
We have defined the nature and extent of the contamination in certain areas, have constructed an engineered cover, closed the RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, which has satisfied the first two requirements of the 1991 AOC. To date, we have evaluated and proposed CMAs for five of the eleven identified operable units.

Middleport Litigation

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In 2013, we received from the NYSDEC, a Final Statement of Basis ("FSOB") with NYSDEC’s selected CMA for three of the operable units that had been combined for evaluative purposes (“OUs 2, 4 and 5”). The FSOB includes the same CMA as the Preliminary Statement of Basis, which we continue to believe is overly conservative and is not consistent with the 1991 AOC, which governs the remedy selection.
In order to negotiate with the NYSDEC with respect to the FSOB, we entered into a tolling agreement with the agency. The tolling agreement served as a “standstill” agreement to the FSOB so that time spent negotiating with the NYSDEC did not go against the statute of limitations under the FSOB. The tolling agreement expired on April 30, 2014. We were not able to reach an agreement with the NYSDEC; thus, on May 1, 2014, we submitted a Notice of Dispute to the EPA pursuant to the terms of the 1991 AOC seeking review of the remedy chosen by the NYSDEC. On May 30, 2014, 30 days after the tolling period expired, we filed an action in the Supreme Court of New York formally challenging the NYSDEC's FSOB. In that lawsuit, we are contending that NYSDEC breached the 1991 AOC by not following the procedures set forth in it for remedy selection. On June 3, 2014, we received a letter from the EPA (dated May 22, 2014) declining to review the Notice of Dispute. On June 20, 2014, we filed an action in the United States District Court for the Western District of New York seeking a declaratory judgment that the EPA is obligated under the 1991 AOC to hear the dispute. On January 31, 2017, the District Court dismissed FMC's complaint, ruling that EPA's letter was not a final agency action subject to review. FMC responded to the Court’s dismissal of FMC’s action by filing a Motion to Vacate Judgment and For Leave to Amend Complaint on March 2, 2017. The purpose of this motion is to allow FMC to amend its Complaint to add a citizen’s suit under RCRA against the United States for EPA’s failure to perform its non-discretionary duties under the 1991 AOC. Simultaneously, FMC served EPA with a 60-day notice letter, which is a procedural precursor to filing the citizen’s suit complaint.
On August 20, 2015, the Supreme Court of New York dismissed our state action on procedural grounds. We appealed that dismissal to the New York Supreme Court Appellate Division, Third Department. On October 20, 2016, the New York Supreme Court Appellate Division, Third Department, issued a decision on our appeal of the August 20, 2015 dismissal of our action challenging the NYSDEC's unilateral implementation of a remedy that is not consistent with the 1991 AOC.  The Third Department found that NYSDEC does not have the authority to implement a remedy unilaterally using state funds prior to issuing an order and remanded the case to NYSDEC for further proceedings not inconsistent with the Court’s decision. Under the Court’s ruling, an order would have to be preceded by an opportunity for an administrative hearing. On February 2, 2017, the Third Department granted NYSDEC's motion for leave to appeal the decision to the New York Court of Appeals. Both NYSDEC and FMC have submitted their briefs on the appeal and oral argument has been scheduled for March 21, 2018. FMC anticipates a decision from the Court of Appeals to be issued within the second quarter of 2018.
In June 2017, in parallel with the ongoing state litigation over the 1991 AOC and the FSOB, NYSDEC started the formal process of issuing to FMC a Part 373 Hazardous Waste Management Permit (“Part 373 permit”). A draft permit was issued, which, as written, would supersede the 1991 AOC, and ultimately result in its termination. FMC is proceeding through the administrative process, and contends, among other things, that such permit is not necessary given that the scope of the 1991 AOC properly addresses all corrective action requirements, and that hazardous waste has not been treated, stored, or disposed of at the Middleport facility for decades. A financial assurance mechanism has been requested by the draft Part 373 permit to address the remaining operable units and closure of the site surface impoundments, for which the final amount will be determined through the administrative proceeding.
Middleport Reserves
During 2017, we increased the reserve by $32.0 million, which reflects our best estimate for remediation costs associated with the operable unit that comprises the southern portion of the tributary (“OU 6”). The increased costs are based on estimates for the proposed CMA developed through a work study requested by the NYSDEC that was submitted on November 1, 2017. This increase has been reflected within the environmental reserves balance above. NYSDEC has not yet commented or responded to the proposed CMA for OU 6.
Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMAs for OUs 2, 4 and 5 and OU 6. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB for OUs 2, 4 and 5. The amount of the reserve for this site is $73.9 million and $46.7 million at December 31, 2017 and 2016, respectively. FMC is in various stages of evaluating the remaining operable units.

Other Potentially Responsible Party (“PRP”) Sites
We have been named a PRP at 32 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 55 sites at which we have determined that it is probable that we have an environmental liability

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

for which we have recorded an estimate of our potential liability in the consolidated financial statements. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.
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

Note 11: Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted in the United States. The Act significantly revised the U.S. corporate income tax structure resulting in changes to the Company’s expected U.S. corporate taxes due for 2017 and in future periods. Effective January 1, 2018, the Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, creates new provisions related to foreign sourced earnings, and eliminates the deduction for domestic production activities. The Act also requires companies to pay a one-time transition tax on the cumulative earnings and profits of certain foreign subsidiaries that were previously not repatriated and therefore not taxed for U.S. income tax purposes. Taxes due on the one-time transition tax are payable as of December 31, 2017 and may be paid to the tax authority over eight years.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. We will continue to refine our calculations as additional analysis is completed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to executive compensation and transition tax, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Reduction of U.S. Federal Corporate Tax Rate

We re-measured certain U.S. deferred tax assets and liabilities as of December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to changes in deferred tax amounts. As we continue to analyze the Act and refine our calculations, it could give rise to additional changes in our valuation allowance and the realizability of certain U.S. deferred tax assets. The provisional income tax expense recorded related to the re-measurement of our deferred tax balance for the period ending December 31, 2017 was $113.2 million.

Deemed Repatriation Transition Tax

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The one-time transition tax associated with the Act is based on our total post-1986 earnings and profits ("E&P") that was previously deferred from U.S. federal taxation. During the period ending December 31, 2017, we recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries of $202.7 million, resulting in an increase in income tax expense. We have not yet completed our calculation of the total post-1986 E&P for our foreign subsidiaries or the tax pools of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.

Provisions Related to Foreign Sourced Earnings

Beginning in 2018, the Act subjects a U.S. shareholder of a controlled foreign corporation to current tax on “global intangible low-taxed income” (GILTI) and establishes a tax on certain payments from corporations subject to US tax to related foreign persons, also referred to as base erosion and anti-abuse tax (BEAT). Additionally, we recorded an impairment charge to write down certain indefinite-lived intangible assets of the acquired DuPont Crop Protection Business as a result of the triggering event associated with the Act. The triggering event represented the expected tax rate increase from the GILTI minimum tax to be imposed on certain of our foreign subsidiaries where these intangible assets are recorded.

Because of the complexity of the new international tax provisions included in the Act that are not applicable to the Company until 2018, the Company is continuing to evaluate these provisions of the Act and the application of ASC 740. To date, the Company has not made an accounting policy election with respect to the period in which to recognize tax pertaining to GILTI and has therefore not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The impacts of the Act are presented herein as part of our results from continuing operations.
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2017	2016	2015
Domestic	$(155.9)	$(48.5)	$(280.4)
Foreign	336.7	229.3	73.0
Total	$180.8	$180.8	$(207.4)
The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2017	2016	2015
Current:
Federal (1) (3)	$97.5	$(24.6)	$(80.9)
Foreign	58.4	21.6	68.9
State	4.0	(0.2)	(1.0)
Total current	$159.9	$(3.2)	$(13.0)
Deferred:
Federal (2)	$119.4	$27.6	$21.1
Foreign	(14.8)	9.5	(0.8)
State	(0.4)	16.2	(2.1)
Total deferred	$104.2	$53.3	$18.2
Total	$264.1	$50.1	$5.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________

(1)	The transition tax on deemed repatriated foreign earnings incurred as a result of the Act is $202.7 million and reflected as component of tax expense in the U.S for the current year.

(2)
The remeasurement of the Company’s U.S. net deferred tax asset as a result of the Act resulted in tax expense of $113.2 million in the current year which is presented as a component of deferred tax expense in the U.S.

(3)
In 2015, the gain from the sale of our discontinued Alkali business created overall domestic taxable income. Exclusive of this gain, we incurred a loss from domestic continuing operations that reduced current taxes payable in 2015 and as such is presented as a reduction to 2015 current tax expense.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2017	2016
Reserves for discontinued operations, environmental and restructuring	$101.6	$148.5
Accrued pension and other postretirement benefits	19.3	39.6
Capital loss, foreign tax and other credit carryforwards	4.0	22.5
Net operating loss carryforwards	207.0	165.8
Deferred expenditures capitalized for tax	4.0	15.3
Other	153.3	191.4
Deferred tax assets	$489.2	$583.1
Valuation allowance, net	(272.0)	(289.6)
Deferred tax assets, net of valuation allowance	$217.2	$293.5
Property, plant and equipment, net	137.9	181.8
Deferred tax liabilities	$137.9	$181.8
Net deferred tax assets	$79.3	$111.7

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

During 2016, due to forecasts of domestic state taxable earnings, we concluded that there is insufficient positive evidence to realize certain portions of the U.S. state net deferred tax assets and established an additional valuation allowance in the amount of $17.7 million. As of December 31, 2017, we continue to maintain a valuation allowance against certain U.S. state deferred tax assets that the Company has concluded are not more likely than not realizable.

During 2015, our Agricultural Solutions business in Brazil experienced significant current and cumulative losses driven by unfavorable market conditions. As of December 31, 2017, sufficient positive evidence to realize the net deferred tax assets in Brazil was not available and a full valuation allowance against those assets remains established.
At December 31, 2017, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $29.9 million (tax-effected) expiring in future years through 2037, foreign net operating loss carryforwards of $177.1 million (tax-effected) expiring in various future years, $0.7 million of capital loss carryforwards expiring in 2020 and other tax credit carryforwards of $3.3 million expiring in various future years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2017	2016	2015
U.S. Federal statutory rate	$63.3	$63.3	$(72.6)
Impacts of Tax Cuts and Jobs Act (1)	315.9	—	—
Foreign earnings subject to different tax rates	(79.0)	(49.3)	(75.8)
Capital loss on internal restructuring	(45.3)	—	—
State and local income taxes, less federal income tax benefit	(1.5)	16.0	(2.4)
Manufacturer's production deduction and miscellaneous tax credits	(10.1)	0.8	(4.0)
Tax on intercompany dividends and deemed dividends for tax purposes	10.6	2.1	10.2
Changes to unrecognized tax benefits	7.2	4.9	8.5
Nondeductible expenses	12.2	5.7	6.4
Change in valuation allowance	(32.0)	7.9	160.7
Exchange gains and losses (2)	29.4	(12.1)	(20.4)
Other	(6.6)	10.8	(5.4)
Total Tax Provision	$264.1	$50.1	$5.2
____________________

(1)
As a result of the Act, the Company has recognized provisional income tax expense of $202.7 million and $113.2 million related to the transition tax on deemed repatriation of foreign earnings and the remeasurement of the Company’s U.S. net deferred tax asset, respectively.

(2)
Includes impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.

The material factors contributing to the increase in income tax expense from continuing operations in 2017 as compared to 2016 are the provisional income tax expense recorded upon the enactment of the Act, partially offset by the tax effect of internal restructuring and an increase to the foreign earnings in low tax jurisdictions.
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
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2017, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2014 - 2017 and 1998 - 2017, respectively. Our significant foreign jurisdictions, which total 17, are open for examination and adjustment during varying periods from 2007 - 2017.
As of December 31, 2017, we had total unrecognized tax benefits of $84.0 million, of which $22.5 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2016, we had total unrecognized tax benefits of $111.6 million, of which $34.9 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2017, 2016 and 2015, we recognized interest and penalties of $5.2 million, $4.4 million, and $2.0 million, respectively, in the consolidated

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

statements of income (loss). As of December 31, 2017 and 2016, we have accrued interest and penalties in the consolidated balance sheets of $13.1 million and $9.6 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $13.5 million to $14.7 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2017	2016	2015
Balance at beginning of year	$111.6	$97.1	$45.9
Increases related to positions taken in the current year	9.4	22.3	21.4
Increases for tax positions on acquisitions	—	—	25.1
Increases and decreases related to positions taken in prior years	(4.6)	2.6	7.4
Decreases related to lapse of statutes of limitations	(14.2)	(10.2)	(2.7)
Settlements during the current year	(0.3)	(0.2)	—
Decreases for tax positions on dispositions	(17.9)	—	—
Balance at end of year (1)	$84.0	$111.6	$97.1
____________________

(1)
At December 31, 2017, 2016, and 2015 we recognized an offsetting non-current deferred asset of $59.8 million, $74.4 million, and $65.5 million respectively, relating to specific uncertain tax positions presented above.

Note 12: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2017	2016
Short-term foreign debt (1)	$91.4	$85.5
Commercial paper	—	6.3
Total short-term debt	$91.4	$91.8
Current portion of long-term debt	101.2	2.4
Short-term debt and current portion of long-term debt	$192.6	$94.2
____________________

(1)	At December 31, 2017, the average effective interest rate on the borrowings was 8.2%.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2017		December 31,
	Interest Rate Percentage	Maturity Date	2017	2016
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.95% - 6.45%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discounts of $1.1 and $1.4, respectively)	3.95% - 5.20%	2019 - 2024	998.9	998.6
2014 Term Loan Facility	2.8%	2020	450.0	750.0
2017 Term Loan Facility	2.8%	2022	1,500.0	—
Revolving Credit Facility (1)	4.1%	2022	—	—
Foreign debt	0 - 10.8%	2018 - 2024	106.9	10.7
Debt issuance cost			(13.2)	(9.7)
Total long-term debt			$3,094.2	$1,801.2
Less: debt maturing within one year			101.2	2.4
Total long-term debt, less current portion			$2,993.0	$1,798.8
____________________

(1)	Letters of credit outstanding under the Revolving Credit Facility totaled $146.0 million and available funds under this facility were $1,354.0 million at December 31, 2017.
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2017, are $101.2 million in 2018, $302.5 million in 2019, $452.0 million in 2020, $302.6 million in 2021, $1,500.1 million in 2022 and $450.3 million thereafter.
Covenants
Among other restrictions, the Revolving Credit Facility and 2014 and 2017 Term Loan Facilities contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2017 was 2.8 which is below the maximum leverage of 4.75. By the end of 2018, the maximum leverage ratio will step down to 4.5 in accordance with the provisions of the Credit Facility and the 2014 and 2017 Term Loan Facilities. Our actual interest coverage for the four consecutive quarters ended December 31, 2017 was 12.8 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2017.

Term Loan Facility
On November 1, 2017, we borrowed $1.5 billion under our previously announced senior unsecured term loan facility ("2017 Term Loan Facility"). The proceeds of the borrowing were used to finance the Acquisition and will also be used to pay anticipated taxes associated with the gain on the sale of FMC Health and Nutrition and other transaction costs.
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
The 2017 Term Loan Facility contains financial and other covenants, including a maximum leverage ratio of 4.75 and minimum interest coverage ratio of 3.5 immediately following the DuPont Crop Protection Business Acquisition. The 2017 Term Loan Facility also contains a cross-default provision whereby a default under our other indebtedness in excess of $50 million, after grace periods and absent a waiver from the lenders, would be an event of default under the agreement of the 2017 Term Loan Facility and could result in a demand for payment of all amounts outstanding under this facility.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

Note 13: Pension and Other Postretirement Benefits
The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our United Kingdom, Germany, France, and Belgium defined benefit pension plans, plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost recognized in our consolidated financial statements as of December 31, are shown in the tables below.
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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2017	2016
Discount rate qualified	3.68%	4.22%
Discount rate nonqualified plan	3.29%	3.55%
Discount rate other benefits	3.41%	3.77%
Rate of compensation increase	3.10%	3.60%

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2017	2016	2017	2016
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,378.7	$1,411.6	$19.2	$20.0
Service cost	7.3	8.0	—	—
Interest cost	44.8	49.8	0.7	0.8
Actuarial loss (gain) (2)	82.2	61.9	1.7	—
Amendments	—	0.6	(0.1)	—
Acquisitions (4)	7.6	—	—	—
Foreign currency exchange rate changes	3.4	(7.9)	—	—
Plan participants’ contributions	—	—	0.7	0.7
Special termination benefits	2.3	—	—	—
Settlements	(54.3)	(62.7)	—	—
Transfer of liabilities from continuing to discontinued operations	—	—	(0.9)	—
Curtailments	(5.0)	—	0.4	—
Benefits paid	(81.2)	(82.6)	(2.7)	(2.3)
Projected benefit obligation at December 31	$1,385.8	$1,378.7	$19.0	$19.2
Change in plan assets
Fair value of plan assets at January 1	$1,253.5	$1,233.2	$—	$—
Actual return on plan assets	165.2	104.2	—	—
Foreign currency exchange rate changes	3.2	(2.8)	—	—
Company contributions	54.5	64.2	2.0	1.6
Plan participants’ contributions	—	—	0.7	0.7
Actual expenses	(1.0)	—	—	—
Settlements	(54.3)	(62.7)	—	—
Other	—	—	—	—
Benefits paid	(81.2)	(82.6)	(2.7)	(2.3)
Fair value of plan assets at December 31	$1,339.9	$1,253.5	$—	$—
Funded Status
U.S. plans with assets	$(6.6)	$(88.3)	$—	$—
U.S. plans without assets	(29.8)	(33.3)	(19.0)	(19.2)
Non-U.S. plans with assets	(7.6)	(0.7)	—	—
All other plans	(1.9)	(2.9)	—	—
Net funded status of the plan (liability)	$(45.9)	$(125.2)	$(19.0)	$(19.2)
Amount recognized in the consolidated balance sheets:
Accrued benefit liability (3)	(45.9)	(125.2)	(19.0)	(19.2)
Total	$(45.9)	$(125.2)	$(19.0)	$(19.2)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)
In 2017, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations. Adoption of this new projection scale has decreased the U.S. defined benefit obligations by approximately $9 million at December 31, 2017.

(3)	Recorded as "Accrued pension and other postretirement benefits, current and long-term" on the consolidated balance sheets.

(4)	Refer to Note 3 for information on our acquired pension plans as part of the DuPont Crop Protection Acquisition.

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2017	2016	2017	2016
Prior service (cost) credit	$(1.9)	$(3.5)	$(0.2)	$(0.5)
Net actuarial (loss) gain	(398.3)	(468.1)	5.5	9.2
Accumulated other comprehensive income (loss) – pretax	$(400.2)	$(471.6)	$5.3	$8.7
Accumulated other comprehensive income (loss) – net of tax	$(248.4)	$(300.6)	$3.5	$5.6
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The accumulated benefit obligation for all pension plans was $1,359.6 million and $1,367.4 million at December 31, 2017 and 2016, respectively.

(in Millions)	December 31
Information for pension plans with projected benefit obligation in excess of plan assets	2017	2016
Projected benefit obligations	$1,385.8	$1,405.5
Accumulated benefit obligations	1,359.6	1,367.4
Fair value of plan assets	1,339.9	1,277.3

(in Millions)	December 31
Information for pension plans with accumulated benefit obligation in excess of plan assets	2017	2016
Projected benefit obligations	$39.2	$1,405.5
Accumulated benefit obligations	37.5	1,367.4
Fair value of plan assets	5.0	1,277.3
Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2017	2016	2017	2016
Current year net actuarial loss (gain)	$(2.6)	$40.5	$2.1	$—
Current year prior service cost (credit)	—	0.2	(0.1)	—
Amortization of net actuarial (loss) gain	(16.4)	(39.8)	1.0	1.1
Amortization of prior service (cost) credit	(0.5)	(0.7)	0.1	—
Amortization of transition obligation	—	—		—
Recognition of prior service cost due to curtailment	—	—	(0.3)	—
Transfer of actuarial (loss) gain from continuing to discontinued operations	—	—	0.6	—
Curtailment (loss) (2)	(5.0)	0.4	—	—
Settlement (loss)	(47.3)	(21.0)	—	—
Foreign currency exchange rate changes on the above line items	0.4	(7.1)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(71.4)	$(27.5)	$3.4	$1.1
Total recognized in other comprehensive (income) loss, after taxes	$(52.2)	$(13.4)	$2.1	$0.5
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)
During the year ended December 31, 2017, due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans as of March 31, 2017 in addition to the normal

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

December 31st remeasurement, which resulted in adjustments to comprehensive income. The $5.0 million shown above reflects the adjustment to the continuing operations liability and other comprehensive income, based on the revaluation of the plan. The associated curtailment expense was recorded under "Discontinued operations, net of income taxes", as discussed below.
The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2018 are $13.2 million and $0.4 million, respectively. The estimated net actuarial gain and prior service cost for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2018 will be $(0.7) million and $(0.1) million.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2017	2016	2015	2017	2016	2015
Discount rate	4.22%	4.50%	4.15%	3.77%	3.97%	4.15%
Expected return on plan assets	6.50%	7.00%	7.25%	—	—	—
Rate of compensation increase	3.60%	3.60%	3.60%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$7.3	$8.0	$11.9	$—	$—	$—
Interest cost	44.8	49.8	59.6	0.7	0.8	0.9
Expected return on plan assets	(78.5)	(85.5)	(86.2)	—	—	—
Amortization of prior service cost	0.5	0.7	0.9	(0.1)	—	0.1
Amortization of net actuarial and other (gain) loss	16.4	39.2	54.3	(0.9)	(1.2)	(1.2)
Recognized (gain) loss due to curtailments	—	—	4.8	—	—	0.5
Recognized (gain) loss due to settlement	35.7	20.3	2.6	—	—	—
Net annual benefit cost	$26.2	$32.5	$47.9	$(0.3)	$(0.4)	$0.3
___________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

For the year ended December 31, 2017, we recognized a curtailment loss of $3.9 million associated with the disposal of our FMC Health and Nutrition Business, which was recorded within "Discontinued operations, net of income taxes" within the consolidated statements of income (loss). The curtailment loss in 2015 is associated with the disposal of our FMC Alkali Chemicals division.
For the year ended December 31, 2017, we recorded a settlement charge of $35.7 million. The settlement charge includes $3.2 million related to the non-qualified plan in the U.S. and a $32.5 million settlement charge related to the termination of the U.K. pension plan.
Historically, we have amortized unrecognized gains and losses using the corridor method over the average remaining service period of active participants of approximately eight years. As of January 1, 2017, approximately 95% of the participants in our U.S. qualified plan and approximately 93% of the participants in our U.S. postretirement life plan were inactive. Therefore, for fiscal 2017, we amortized gains and losses over the average remaining life expectancy of the inactive population for these two plans. The gain/loss amortization period for the U.S. qualified pension plan increased from about eight years to about 19 years as a result of this change. We consider this a change in estimate and, accordingly, have accounted for it prospectively beginning in 2017. For fiscal 2017, the change in estimate from amortizing gains and losses over the expected lifetime of the inactive population rather than the average remaining service period of active participants reduced US pension and postretirement net periodic benefit cost by approximately $20 million when compared to the prior estimate.
Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 6.50% for the year ended December 31, 2017, 7.00% for the year ended December 31, 2016 and 7.25% for the year ended December 31, 2015. The expected long-term rate of return on these plan assets decreased by 0.5% in 2017 compared to 2016, due to a change in future market expectations while the asset allocation remained relatively constant for the majority of 2017. The new liability hedging strategy, described below, was implemented in late 2017 and will impact the expected rate of return in 2018. In developing the assumption for the long-term rate of return on assets for our U.S.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 7.9 percent over the last 20 years (which is in excess of comparable market indices for the same period) and other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.3 percent, is between 6.3 percent and 7.7 percent for equities, and between 4.2 percent and 4.8 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2017, by asset category, is 20 percent equity securities and 80 percent fixed income investments.
Our U.S. qualified pension plan’s investment strategy is a liability hedging approach with an objective of minimizing funded status volatility. The portfolio is comprised of approximately 80% fixed income and 20% equities. This strategy was implemented in December 2017. The fixed income (liability hedging) weighting will likely continue to gradually increase as the plan’s funded status increases. The remaining equity investments are weighted towards value equities and diversified across U.S. and non-U.S. stocks. Investment performance and related risks are measured and monitored on an ongoing basis through annual liability measurements, periodic asset liability studies, and quarterly investment portfolio reviews.
The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 17 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	12/31/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$123.0	$123.0	$—	$—
Equity securities:
Common stock	194.1	194.1	—	—
Mutual funds and other investments	27.3	27.3	—	—
Fixed income investments:
Investment contracts	150.8	—	150.8	—
Mutual funds	805.6	805.6	—	—
Investments measured at net asset value (1)	39.1
Total assets	$1,339.9	$1,150.0	$150.8	$—

(in Millions)	12/31/2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$118.6	$118.6	$—	$—
Equity securities:
Common stock	692.0	692.0	—	—
Mutual funds and other investments	154.6	154.6	—	—
Fixed income investments:
Investment contracts	198.8	—	153.2	45.6
Mutual funds	11.2	11.2	—	—
Other investments:
Other	(0.5)	(0.5)	—	—
Investments measured at net asset value (1)	78.8
Total assets	$1,253.5	$975.9	$153.2	$45.6
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the changes in fair value of the Level 3 investments as of December 31, 2016 and December 31, 2017:

(in Millions)	Investment Contracts (1)
Balance, December 31, 2016	$45.6
Settlements	(45.6)
Net transfers	$(45.6)
Balance, December 31, 2017	$—

(1)
Investment contracts consist of insurance group annuity contracts purchased to match the pension benefit payment stream owed to certain selected plan participant demographics within a few major U.K. defined benefit plans. Annuity contracts are valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality, and inflation.

The changes in fair value for categories other than investment contracts was not considered material.
We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2017	2016
U.S. qualified pension plan	$44.0	$35.0
U.S. nonqualified pension plan	9.4	4.8
Non-U.S. plans	1.1	24.3
Other postretirement benefits, net of participant contributions	2.0	1.6
Total	$56.5	$65.7
In 2016, we made a $21 million payment into our U.K. pension plan in order to annuitize our remaining pension obligation. This action removed all future funding requirements for this plan. The assets of approximately $45 million supporting the remaining pension obligation were moved into an annuity at December 31, 2016 which qualified as a Level 3 investment in the fair value hierarchy above table. In October 2017, we completed the buy-out of the annuity, completing the plan termination and relieving us of the pension liability for the U.K. pension plan. The termination resulted in a settlement charge of $32.5 million.
We expect our voluntary cash contributions to our U.S. qualified pension plan to be $30 million in 2018.
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments (in Millions)
(in Millions)	Pension Benefits	Other Benefits
2018	$85.9	$1.9
2019	$86.4	$1.9
2020	$85.5	$1.8
2021	$85.1	$1.7
2022	$86.0	$1.7
2023 - 2027	$415.2	$6.9
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2017, and our other postretirement benefit obligation at December 31, 2017.
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to five percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of five percent of the employee’s eligible compensation. Charges against income for all contributions were $9.7 million in 2017, $7.7 million in 2016, and $7.7 million in 2015.

Note 14: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 30.2 million of which approximately 5.1 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2017. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
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
At December 31, 2017 and 2016, there were restricted stock units representing an aggregate of 228,366 shares and 207,511 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	2017	2016	2015
Stock Option Expense, net of taxes of $2.4, $2.6 and $2.4 (1)	$4.5	$4.4	$4.1
Restricted Stock Expense, net of taxes of $3.5, $3.8 and $3.0 (2)	6.4	6.5	5.1
Performance Based Expense, net of taxes of $1.5, $1.1 and $0.3	2.8	1.8	0.5
Total Stock Compensation Expense, net of taxes of $7.4, $7.5 and $5.7 (3)	$13.7	$12.7	$9.7
____________________

(1)	We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.

(2)	We applied an estimated forfeiture rate of 2.0% of outstanding grants in the calculation of the expense.

(3)
This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss). Total stock compensation expense, net of tax, not included in the above table of $4.4 million, zero, and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in "Discontinued operations, net of income taxes" in the consolidated statements of income (loss).

We received $22.5 million, $4.1 million and $5.9 million in cash related to stock option exercises for the years ended December 31, 2017, 2016 and 2015, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2017, 2016 and 2015 came from treasury shares.
For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. The excess tax benefit (expense) recorded in stockholders' equity for the years ended December 31, 2016 and 2015 totaled $(0.4) million and $1.4 million, respectively. Beginning in 2017, these excess tax benefits were recorded directly to income tax expense which totaled $2.9 million in 2017. Refer to Note 2 for further information on the accounting change.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2017, 2016 and 2015 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on our common stock. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2017	2016	2015
Expected dividend yield	1.15%	1.77%	0.95%
Expected volatility	27.04%	26.57%	40.95%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	2.10%	1.39%	1.74%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $15.66, $8.54 and $24.68 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2017:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2014 (1,023 shares exercisable and 1,903 shares expected to vest or be exercised)	1,931	5.5 years	$42.46	$32.7
Granted	408		63.37
Exercised	(213)		27.77	6.6
Forfeited	(55)		62.38
December 31, 2015 (1,200 shares exercisable and 832 shares expected to vest or be exercised)	2,071	5.6 years	$47.52	$8.7
Granted	933		37.39
Exercised	(171)		25.59	3.5
Forfeited	(84)		51.17
December 31, 2016 (1,292 shares exercisable and 1,373 shares expected to vest or be exercised)	2,749	6.1 years	$45.34	$37.6
Granted	370		57.63
Exercised	(590)		39.93	20.1
Forfeited	(94)		49.10
December 31, 2017 (920 shares exercisable and 1,452 shares expected to vest or be exercised)	2,435	6.3 years	$48.37	$112.7

The number of stock options indicated in the above table as being exercisable as of December 31, 2017, had an intrinsic value of $42.2 million, a weighted-average remaining contractual term of 3.7 years, and a weighted-average exercise price of $48.72.
As of December 31, 2017, we had total remaining unrecognized compensation cost related to unvested stock options of $6.1 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.63 years.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2017:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value	Number of awards	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	428	$57.86	—	$—
Granted	163	56.33	32	81.06
Vested	(190)	49.06	—	—
Forfeited	(25)	64.27	—	—
Nonvested at December 31, 2015	376	$57.36	32	$81.06
Granted	271	37.44	126	41.66
Vested	(120)	56.12	—	—
Forfeited	(31)	52.67	—	—
Nonvested at December 31, 2016	496	$48.56	158	$49.55
Granted	121	57.66	105	66.93
Vested	(98)	64.75	—	—
Forfeited	(30)	47.60	(3)	52.74
Nonvested at December 31, 2017	489	$47.63	260	$53.36
As of December 31, 2017, we had total remaining unrecognized compensation cost related to unvested restricted awards of $12.7 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.61 years.

Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2014	185,983,792	52,666,121
Stock options and awards	—	(338,106)
December 31, 2015	185,983,792	52,328,015
Stock options and awards	—	(244,329)
Repurchases of common stock, net	—	210,000
December 31, 2016	185,983,792	52,293,686
Stock options and awards	—	(640,450)
December 31, 2017	185,983,792	51,653,236

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(50.4)	$(3.9)	$(321.5)	$(375.8)
2015 Activity
Other comprehensive income (loss) before reclassifications	$(96.9)	$0.7	$(26.4)	$(122.6)
Amounts reclassified from accumulated other comprehensive income (gain)	—	(3.0)	44.1	41.1

Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(147.3)	$(6.2)	$(303.8)	$(457.3)
2016 Activity
Other comprehensive income (loss) before reclassifications	$(46.7)	$7.3	$(26.9)	$(66.3)
Amounts reclassified from accumulated other comprehensive income (gain)	—	6.0	39.2	45.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications	$173.9	$(1.2)	$0.6	$173.3
Amounts reclassified from accumulated other comprehensive income (gain)	13.9	(0.7)	51.6	64.8

Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
____________________

(1)	See Note 17 for more information.

(2)	See Note 13 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)			Affected Line Item in the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2017	2016	2015
Foreign currency translation adjustments:
Divestiture of FMC Health and Nutrition (2)	$(13.9)	$—	$—	Discontinued operations, net of income taxes
Derivative instruments:
Foreign currency contracts	$(10.0)	$(11.2)	$43.0	Costs of sales and services
Energy contracts	0.8	(2.3)	(4.8)	Costs of sales and services
Foreign currency contracts	10.0	4.2	(32.5)	Selling, general and administrative expenses
Total before tax	$0.8	$(9.3)	5.7
	(0.1)	3.3	(2.7)	Provision for income taxes
Amount included in net income	$0.7	$(6.0)	3.0

Pension and other postretirement benefits (3):
Amortization of prior service costs	$(0.5)	$(0.8)	$(0.9)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(14.4)	(38.4)	(52.2)	Selling, general and administrative expenses
Recognized loss due to settlement/curtailment	(51.2)	(20.6)	(14.2)	Selling, general and administrative expenses; Discontinued operations, net of income taxes
Total before tax	$(66.1)	$(59.8)	$(67.3)
	14.5	20.6	23.2	Provision for income taxes
Amount included in net income	$(51.6)	$(39.2)	$(44.1)

Total reclassifications for the period	$(64.8)	$(45.2)	$(41.1)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated statements of income (loss).

(2)
The reclassification of historical cumulative translation adjustments was the result of the sale of our FMC Health and Nutrition and Omega-3 business. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 9 within these consolidated financial statements for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the Omega-3 asset held for sale write-down charges.

(3)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 13.

Transactions with Noncontrolling Interest
As part of the DuPont Crop Protection Business Acquisition, we acquired an 80 percent controlling interest in DuPont Agricultural Chemicals Limited, Shanghai, a joint venture registered in the People's Republic of China.
During the first quarter of 2017, we terminated our interest in a variable interest entity. See Note 7 for more information.
During the third quarter 2016, we terminated a joint venture in Argentina for which we had a controlling interest. See Note 7 for more information. During the fourth quarter 2016, we also acquired the remaining noncontrolling interest in a joint venture in China.

Dividends and Share Repurchases

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

On January 18, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of December 31, 2017. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, we paid $88.8 million, $88.6 million and $86.4 million in dividends, respectively.
In 2017, zero shares were repurchased under the publicly announced repurchase program. At December 31, 2017, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the year ended December 31, 2017, we had a net loss from continuing operations attributable to FMC stockholders. As a result, all 1.5 million potential common shares were excluded from Diluted EPS. For the year ended December 31, 2016, there were 0.6 million potential common shares excluded from Diluted EPS. For the year ended December 31, 2015, we also had a net loss from continuing operations attributable to FMC stockholders and all 1.7 million potential common shares were excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2017	2016	2015
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(85.9)	$128.4	$(222.0)
Discontinued operations, net of income taxes	621.7	80.7	711.0
Net income attributable to FMC stockholders	$535.8	$209.1	$489.0
Less: Distributed and undistributed earnings allocable to restricted award holders	—	(0.4)	—
Net income allocable to common stockholders	$535.8	$208.7	$489.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.64)	$0.96	$(1.66)
Discontinued operations	4.63	0.60	5.32
Net income	$3.99	$1.56	$3.66

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.64)	$0.96	$(1.66)
Discontinued operations	4.63	0.60	5.32
Net income	$3.99	$1.56	$3.66

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,255	133,890	133,696
Weighted average additional shares assuming conversion of potential common shares	—	648	—
Shares – diluted basis	134,255	134,538	133,696

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $3,250.6 million and $1,964.9 million and the carrying amount is $3,185.6 million and $1,893.0 million as of December 31, 2017 and December 31, 2016, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2017 and December 31, 2016, we had no such swap agreements in place.
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
Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to customers. See Notes 1 and 18 for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of December 31, 2017, we had open foreign currency forward contracts in AOCI in a net after-tax gain position of $4.4 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2018. At December 31, 2017, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $380.0 million.
As of December 31, 2017, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2017, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $4.1 million of net after-tax gains, representing open foreign currency exchange contracts, will be realized in earnings during the twelve months ending December 31, 2018 if spot rates in the future are consistent with forward rates as of December 31, 2017. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income (loss).

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,450.3 million at December 31, 2017.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2017 and 2016.

	December 31, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$7.0	$1.2	$8.2	$(1.5)	$6.7
Total derivative assets (1)	$7.0	$1.2	$8.2	$(1.5)	$6.7

Foreign exchange contracts	(3.6)	(0.2)	(3.8)	1.5	(2.3)
Total derivative liabilities (2)	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)

Net derivative assets (liabilities)	$3.4	$1.0	$4.4	$—	$4.4

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Energy	Other	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(0.6)	$(4.6)	$1.3	$(3.9)
2015 Activity
Unrealized hedging gains (losses) and other, net of tax	$0.4	$0.4	$(0.1)	$0.7
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(5.9)	2.9	—	(3.0)
Total derivative instrument impact on comprehensive income, net of tax	$(5.5)	$3.3	$(0.1)	$(2.3)

Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(6.1)	$(1.3)	$1.2	$(6.2)
2016 Activity
Unrealized hedging gains (losses) and other, net of tax	$6.1	$1.2	$—	$7.3
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	$5.1	$1.5	$(0.1)	$6.5
Ineffective Portion (1)	(0.5)	—	—	(0.5)
Total derivative instrument impact on comprehensive income, net of tax	$10.7	$2.7	$(0.1)	$13.3

Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$4.6	$1.4	$1.1	$7.1
2017 Activity
Unrealized hedging gains (losses) and other, net of tax	$(0.4)	$(0.8)	$—	$(1.2)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	$0.3	$(0.6)	$(0.3)	$(0.6)
Ineffective Portion (1)	(0.1)	—	—	(0.1)
Total derivative instrument impact on comprehensive income, net of tax	$(0.2)	$(1.4)	$(0.3)	$(1.9)

Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$4.4	$—	$0.8	$5.2
____________________

(1)	Amounts are included in “Cost of sales and services” and "Interest expense" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Year Ended December 31,
(in Millions)		2017	2016	2015
Foreign Exchange contracts	Cost of Sales and Services	$(12.2)	$(42.7)	$(47.9)
	Selling, general & administrative (2)	—	—	(172.1)
Total		$(12.2)	$(42.7)	$(220.0)
____________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent loss on the Cheminova acquisition hedge. See Note 3 within these consolidated financial statements for more information.

Fair-Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$6.7	$—	$6.7	$—
Other (2)	30.1	30.1	—	—
Total Assets	$36.8	$30.1	$6.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$2.3	$—	$2.3	$—
Other (3)	46.6	38.8	7.8	—
Total Liabilities	$48.9	$38.8	$10.1	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets including long-term receivables, net” in the consolidated balance sheets.

(3)
Primarily consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

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

(3)
Primarily consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2017 and 2016. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2017)
Assets
Impairment of Crop Protection intangibles (1)	$1,136.1	$—	$—	$1,136.1	$(42.1)
Impairment of intangibles (2)	4.3	—	—	4.3	(1.3)
Total Assets	$1,140.4	$—	$—	$1,140.4	$(43.4)
____________________

(1)
Represents impairment charge to write down certain indefinite-lived intangible assets of the acquired DuPont Crop Protection Business as a result of a triggering event for the United States' enactment of the Act. See Note 11 for further details on the tax legislation.

(2)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1 million to its fair value.

(in Millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2016)
Assets
Impairment of intangibles (1)	5.9	—	—	5.9	(1.0)
Total Assets	$5.9	$—	$—	$5.9	$(1.0)
____________________

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $1 million to its fair value.

Note 18: Guarantees, Commitments and Contingencies
Guarantees
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2017. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$51.5
Guarantees of vendor financing - long term (1)	0.2
Other debt guarantees (2)	6.7
Total	$58.4
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. The short-term amount is recorded on the consolidated balance sheets as “Guarantees of vendor financing.” The long-term amount is recorded on the consolidated balance sheets within “Other long-term liabilities.”

(2)
These guarantees represent support provided to third-party banks for credit extended to various FMC Agricultural Solutions customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair value of these guarantees is immaterial. The majority of these guarantees have an expiration date of less than one year.

Excluded from the chart above are parent company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees. Also excluded from the chart, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyers for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.

Commitments
Leases
We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Our capital leases primarily relate to two of our research and technology centers in the U.S. and China. Our capital lease asset balances (net of accumulated amortization of $2.3 million and $1.8 million), which are classified as buildings within our property, plant and equipment on our consolidated balance sheets, were $16.4 million and $16.9 million as of December 31, 2017 and 2016, respectively. Amortization of capital lease assets is included within depreciation expense. See Note 20 within these consolidated financial statements for obligations associated with our capital leases.

	Year ended December 31,
(in Millions)	2017	2016	2015
Operating leases rent expense	$27.6	$21.2	$16.0

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Future Minimum Lease Payments
(in Millions)	Operating Leases	Capital Leases
2018	$25.5	$3.6
2019	$24.3	$3.7
2020	$22.5	$3.7
2021	$19.9	$3.9
2022	$19.4	$3.9
Thereafter	$164.5	$34.4

Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $4.7 million. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
Contingencies
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. On May 21, 2015, the ECJ issued its decision, upholding the jurisdiction of the German court. The case is now back before the German judge. We filed a motion to dismiss the proceedings in September 2015. We do not anticipate a response by the court until the spring of 2018. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments or obligations incident to the ordinary course of business. In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $2.2 million and $6.7 million as of December 31, 2017 and 2016, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $77.1 million at December 31, 2017. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil. Regarding other contingencies arising from operations, some of these contingencies are known - for example pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge. Some contingencies are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of our known contingencies, including the matters described in this Note, will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
See Note 10 for the Pocatello tribal litigation, Middleport litigation, and Portland Harbor litigation for legal proceedings associated with our environmental contingencies.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 19: Segment Information

(in Millions)	Year Ended December 31,
	2017	2016	2015
Revenue (1)
FMC Agricultural Solutions	$2,531.2	$2,274.8	$2,252.9
FMC Lithium	347.4	264.1	238.1
Total	$2,878.6	$2,538.9	$2,491.0
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$485.6	$399.9	$363.9
FMC Lithium	126.7	70.2	23.0
Segment operating profit (2)	$612.3	$470.1	$386.9
Corporate and other	(102.4)	(84.6)	(63.0)
Operating profit before the items listed below	$509.9	$385.5	$323.9
Interest expense, net	(79.1)	(62.9)	(60.9)
Restructuring and other (charges) income (3)	(81.4)	(95.0)	(150.3)
Non-operating pension and postretirement (charges) income (4)	(18.2)	(23.4)	(29.8)
Acquisition related charges (5)	(150.4)	(23.4)	(290.3)
(Provision) benefit for income taxes	(264.1)	(50.1)	(5.2)
Discontinued operations, net of income taxes	621.7	81.0	711.1
Net (income) loss attributable to noncontrolling interests	(2.6)	(2.6)	(9.5)
Net income attributable to FMC stockholders	$535.8	$209.1	$489.0
____________________

(1)	Our FMC Agricultural Solutions and FMC Lithium segments each have one product line group, and therefore net sales to external customers within each of those segments are included in the table above.

(2)	Referred to as Segment Earnings.

(3)	See Note 7 for details of restructuring and other (charges) income. Below provides the detail the (charges) income by segment:

	Year Ended December 31,
(in Millions)	2017	2016	2015
FMC Agricultural Solutions	$(49.9)	$(62.4)	$(123.7)
FMC Lithium	(7.8)	(0.6)	(2.7)
Corporate	(23.7)	(32.0)	(23.9)
Restructuring and other (charges) income	$(81.4)	$(95.0)	$(150.3)

(4)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our consolidated statements of income (loss).

(5)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees and gains or losses on hedging purchase price associated with the acquisitions. Amounts represent the following:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	2017	2016	2015
Acquisition-related charges - DuPont
Legal and professional fees (1) (2)	$130.2	$—	$—
Inventory fair value amortization (3)	20.2	—	—
Acquisition-related charges - Cheminova (4)
Legal and professional fees (1) (2)	$—	$23.4	$60.4
Inventory fair value amortization (3)	—	—	57.8
(Gain)/loss on hedging purchase price (2)	—	—	172.1
Total acquisition-related charges	$150.4	$23.4	$290.3
____________________

(1)	Represents transaction costs, costs for transitional employees, other acquired employee related costs and integration related legal and professional third-party fees.

(2)	These charges are included in “Selling, general and administrative expense" on the consolidated statements of income (loss).

(3)	These charges are included in “Costs of sales and services” on the consolidated statements of income (loss).

(4)	Acquisition-related charges and restructuring charges to integrate Cheminova with FMC Agricultural Solutions were completed at the end of 2016.

(in Millions)	December 31,
	2017	2016
Operating capital employed (1)
FMC Agricultural Solutions	$6,216.3	$3,097.2
FMC Lithium	393.9	312.2
Total operating capital employed	$6,610.2	$3,409.4
Segment liabilities included in total operating capital employed	1,957.9	1,025.0
Assets of discontinued operations held for sale	7.3	1,217.1
Corporate items	630.9	487.8
Total assets	$9,206.3	$6,139.3
Segment assets (2)
FMC Agricultural Solutions	$8,094.0	$4,082.7
FMC Lithium	474.1	351.7
Total segment assets	$8,568.1	$4,434.4
Assets of discontinued operations held for sale	7.3	1,217.1
Corporate items	630.9	487.8
Total assets	$9,206.3	$6,139.3
____________________

(1)
We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	Capital Expenditures (1)			Depreciation and Amortization			Research and Development Expense
	2017	2016	2015	2017	2016	2015	2017	2016	2015
FMC Agricultural Solutions	$26.2	$23.1	$29.2	$90.5	$80.8	$60.5	$138.4	$131.4	$132.4
FMC Lithium	47.4	24.4	17.4	15.2	14.8	12.2	3.1	3.1	3.5
Corporate	12.1	43.7	6.8	7.3	5.0	4.1	—	—	—
Total	$85.7	$91.2	$53.4	$113.0	$100.6	$76.8	$141.5	$134.5	$135.9
___________________

(1)
Cash spending associated with contract manufacturers in our FMC Agricultural Solutions segment, which are not included in the table above was $15.9 million, $10.4 million and $14.2 million for the years ended December 31, 2017. 2016 and 2015, respectively.

Geographic Segment Information

(in Millions)	Year Ended December 31,
	2017	2016	2015
Revenue from continuing operations (by location of customer)
North America (1)	$708.1	$623.0	$642.7
Europe, Middle East, and Africa	583.4	558.5	372.1
Latin America (1)	868.6	761.2	913.8
Asia Pacific	718.5	596.2	562.4
Total	$2,878.6	$2,538.9	$2,491.0
____________________

(1)
In 2017, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31, 2017, 2016 and 2015 for the U.S. totaled $655.2 million, $596.4 million and $601.2 million and for Brazil totaled $598.5 million, $490.9 million and $642.2 million, respectively.

(in Millions)	December 31,
	2017	2016
Long-lived assets (1)
North America (2)	$981.1	$389.1
Europe, Middle East, and Africa (2)	1,493.3	1,120.6
Latin America	925.0	375.2
Asia Pacific	1,901.5	327.5
Total	$5,300.9	$2,212.4
____________________

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes and assets of discontinued operations held for sale on the consolidated balance sheets.

(2)
The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2017 are Singapore, which totaled $1,414.9 million, the U.S., which totaled $976.9 million, and Denmark, which totaled $1,096.2 million, respectively. The long-lived assets over the threshold at December 31, 2016 are the U.S. which totaled $387.8 million and Denmark which totaled $1,030.3 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 20: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2017	2016
Prepaid and other current assets
Prepaid insurance	$8.2	$7.7
Tax related items including value added tax receivables	127.3	115.4
Environmental obligation recoveries (Note 10)	7.0	8.4
Derivative assets (Note 17)	6.7	6.4
Argentina government receivable (1)	3.2	5.1
Acquisition related items (2)	54.7	—
Other prepaid and current assets	119.3	89.1
Total	$326.4	$232.1

(in Millions)	December 31,
	2017	2016
Other assets including long-term receivables, net
Non-current receivables (Note 8)	$106.7	$123.5
Advance to contract manufacturers	79.1	75.1
Capitalized software, net	26.6	31.7
Environmental obligation recoveries (Note 10)	25.3	18.8
Argentina government receivable (1)	44.5	41.7
Income taxes deferred charges	67.2	80.6
Deferred compensation arrangements	30.1	25.3
Other long-term assets	64.1	58.0
Total	$443.6	$454.7
____________________

(1)
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Lithium segments. At December 31, 2017 and 2016, $37.9 million and $39.1 million of outstanding receivables due from the Argentina government, which primarily represent export tax and export rebate receivables, were denominated in U.S. dollars. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors.

(2)
Represents $32.9 million of accounts payable of the legal entity stock sales as part of the DuPont Crop Protection Acquisition as well as $21.8 million of deferred goodwill as a result of the delayed sites. As part of the Transaction Agreement, the accounts payable will be settled subsequent to the closing date through reimbursement between FMC and DuPont. This amount represents the offsetting asset recorded for amounts due back from DuPont. The deferred goodwill will be recognized as the sites are transferred to FMC. See Note 3 for more details.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2017	2016
Accrued and other liabilities
Restructuring reserves (Note 7)	$6.5	$15.9
Dividend payable (Note 15)	22.3	22.1
Accrued payroll	92.4	55.2
Environmental reserves, current, net of recoveries (Note 10)	72.0	60.3
Derivative liabilities (Note 17)	2.3	8.9
Acquisition related items (1)	45.8	—
Unfavorable contracts (2)	65.7	—
Other accrued and other liabilities	190.7	196.1
Total	$497.7	$358.5

(in Millions)	December 31,
	2017	2016
Other long-term liabilities
Asset retirement obligations, long-term (Note 1)	$1.9	$1.8
Transition tax related to Tax Cuts and Jobs Act (3)	186.5	—
Contingencies related to uncertain tax positions (Note 11)	93.9	101.6
Deferred compensation arrangements (Note 17)	38.8	30.5
Self insurance reserves (primarily workers' compensation)	6.1	9.9
Lease obligations	22.5	28.0
Reserve for discontinued operations (Note 9)	63.2	48.6
Guarantees of vendor financing (Note 18)	0.2	1.9
Unfavorable contracts (2)	243.9	—
Other long-term liabilities	61.1	45.2
Total	$718.1	$267.5
____________________

(1)
Represents the accounts receivable of the legal entity stock sales as part of the DuPont Crop Protection Acquisition. As part of the Transaction Agreement, this balance will be settled subsequent to the closing date through reimbursement between FMC and DuPont. Amount represents the offsetting liability recorded for amounts due back to DuPont.

(2)	Represents the technical insecticide product supply agreements with DuPont for use in their retained seed treatment business. Refer to Note 3 for more details.

(3)	Represents noncurrent portion of overall transition tax to be paid over eight years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 21: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2017				2016
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$596.0	$656.8	$646.2	$979.6	$606.4	$615.3	$628.8	$688.4
Gross margin	216.2	234.4	265.9	384.8	216.0	235.4	214.6	265.2
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	54.4	52.0	59.3	43.0	62.2	82.5	70.0	28.5
Income (loss) from continuing operations (1)	45.0	48.7	70.9	(247.9)	26.0	46.8	48.5	9.4
Discontinued operations, net of income taxes (2)	(168.8)	26.6	(15.1)	779.0	22.7	20.2	31.1	7.0
Net income (loss)	$(123.8)	$75.3	$55.8	$531.1	$48.7	$67.0	$79.6	$16.4
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.6	0.6	1.0	0.4	1.8	(0.1)	0.5
Net income (loss) attributable to FMC stockholders	$(124.2)	$74.7	$55.2	$530.1	$48.3	$65.2	$79.7	$15.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$44.5	$48.2	$70.4	$(249.0)	$25.6	$45.0	$48.9	$8.9
Discontinued operations, net of income taxes	(168.7)	26.5	(15.2)	779.1	22.7	20.2	30.8	7.0
Net income (loss)	$(124.2)	$74.7	$55.2	$530.1	$48.3	$65.2	$79.7	$15.9
Basic earnings (loss) per common share attributable to FMC stockholders (3):
Continuing operations	$0.33	$0.36	$0.52	$(1.85)	$0.19	$0.34	$0.36	$0.07
Discontinued operations	(1.26)	0.20	(0.11)	5.79	0.17	0.15	0.23	0.05
Basic net income (loss) per common share	$(0.93)	$0.56	$0.41	$3.94	$0.36	$0.49	$0.59	$0.12
Diluted earnings (loss) per common share attributable to FMC stockholders (3):
Continuing operations	$0.33	$0.36	$0.52	$(1.85)	$0.19	$0.34	$0.36	$0.07
Discontinued operations	(1.25)	0.20	(0.11)	5.79	0.17	0.15	0.23	0.05
Diluted net income (loss) per common share	$(0.92)	$0.56	$0.41	$3.94	$0.36	$0.49	$0.59	$0.12
Weighted average shares outstanding:
Basic	134.0	134.2	134.4	134.5	133.8	133.9	134.0	133.9
Diluted	135.1	135.6	135.9	134.5	134.3	134.6	134.7	134.8
 ____________________

(1)	The Company recorded a provisional income tax expense of $315.9 million as a result of the enactment of the Act during the fourth quarter of 2017. See Note 11 for more details.

(2)
In the first quarter of 2017, we recorded an impairment charge associated with our discontinued Omega-3 business. In the fourth quarter of 2017, we recorded a gain on sale of the FMC Health and Nutrition business. See Note 9 for more details.

(3)	The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II - valuation and qualifying accounts and reserves (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 1928.
Philadelphia, Pennsylvania
February 28, 2018

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
FMC acquired DuPont’s Crop Protection Business during 2017, and we excluded from our assessment of the effectiveness of FMC’s internal control over financial reporting as of December 31, 2017, the Crop Protection Business’s internal control over financial reporting which represented 42% of FMC’s consolidated total assets (including amounts resulting from the purchase price allocation) and 7% of consolidated revenues as of and for the year ended December 31, 2017.
Based on this assessment, we determined that, as of December 31, 2017, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes and financial statement schedule II - valuation and qualifying accounts and reserves, and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired DuPont’s Crop Protection Business during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, the Crop Protection Business’ internal control over financial reporting which represented 42% of the Company’s total assets (including amounts resulting from the purchase price allocation) and 7% of consolidated revenue as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Crop Protection Business.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2018

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

		Provision /(Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries and write-offs (1)	Balance, End of Year
December 31, 2017
Reserve for doubtful accounts (2)	$66.7	22.1	—	(3.0)	$85.8
Deferred tax valuation allowance	289.6	(20.2)	2.6	—	272.0
December 31, 2016
Reserve for doubtful accounts (2)	$43.1	21.9	—	1.7	$66.7
Deferred tax valuation allowance	273.2	19.8	(3.4)	—	289.6
December 31, 2015
Reserve for doubtful accounts	$37.1	5.9	—	0.1	$43.1
Deferred tax valuation allowance	118.9	153.9	0.4	—	273.2
____________________

(1)	Write-offs are net of recoveries.

(2)	Includes short-term and long-term portion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Change in Internal Controls. In connection with the acquisition of a significant portion of the DuPont Crop Protection Business, the Company entered into a transitional services agreement with DuPont for DuPont to provide information technology services, accounting, human resource and facility services, business processes and associated internal controls for a period of up to 24 months with an optional six month extension in order to allow for an orderly separation and transition of various functions and processes. Management has established controls to mitigate the risk over financial reporting and will continue to monitor and evaluate the sufficiency of the controls. The Company is currently evaluating the acquired DuPont Crop Protection Business processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

(c) The scope of management’s assessment of the effectiveness of its internal control over financial reporting included the Company’s consolidated operations except for the operations of the DuPont Crop Protection Business, which FMC acquired on November 1, 2017.  The DuPont Crop Protection Business represented 42% of the Company’s total assets (including amounts resulting from the purchase price allocation) and 7% of the consolidated revenue as of and for the year ended December 31, 2017.  The DuPont Crop Protection Business will be included within scope of management's assessment of its internal control over financial reporting in the Company's Annual Report on Form 10-K for the year ending December 31, 2018.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 24, 2018 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2017. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

 (Shares in thousands, except per share data)

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	3,412	$48.37	5,123

(1)	Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $48.37 and the weighted-average term-to-expiration is 6.3 years.

(2)	Includes 2,435 thousand stock options and 749 thousand restricted stock awards granted to employees and 228 thousand Restricted Stock Units held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2017, 2016 and 2015	108
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

*2.1b	Transaction Agreement, dated March 31, 2017, by and between E.I. du Pont de Nemours and Company and FMC Corporation (Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2017)

*2.1c	Purchase Price Allocation Side Letter Agreement, dated as of May 12, 2017, by and between the Company and FMC Corporation (Exhibit 10.26 to the Quarterly Report on Form 10-Q filed on November 7, 2017)

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through May 23, 2013 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 30, 2013)

*3.2	Restated By-Laws of FMC Corporation as of December 22, 2016 (Exhibit 3.2 to the Annual Report on Form 10-K filed on February 28, 2017)

(4)
Instruments defining the rights of security holders, including indentures. FMC Corporation undertakes to furnish to the SEC upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*4.1	Indenture, dated as of November 15, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 30, 2009)

*4.2
First Supplemental Indenture, dated as of November 30, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2009)

*4.3
Second Supplemental Indenture, dated as of November 22, 2011, by and between the Company and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 22, 2011)

*4.4
Third Supplemental Indenture, dated as of November 15, 2013, by and between the Company and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.1 to the Current Report on Form 8-K filed on November 15, 2013)

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
Amended and Restated Credit Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2014)

*10.1c
Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.2 to the Current Report on Form 8-K filed on October 14, 2014)

*10.1d
Amendment No. 2, dated as of March 24, 2016, to the Amended and Restated Credit Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2016)

*10.1e
Amendment No. 2, dated as of March 24, 2016, to the Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2016)

*10.1f
Amendment No. 3, dated as of May 2, 2017, to the Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.3 to the Current Report on Form 8-K filed on May 2, 2017)

*10.1g
Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.2 to the Current Report on Form 8-K filed on May 2, 2017)

*10.1h
Second Amended and Restated Credit Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2017)

*10.2
Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to the Quarterly Report on Form 10-Q/A filed on November 8, 2005)

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
Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008 (Exhibit 10.8.e to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.7.f
Sixth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of March 26, 2009 (Exhibit 10.7.f to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.7.g
Seventh Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 1, 2017 (Exhibit 10.7.g to the Annual Report on Form 10-K filed on February 28, 2017)

†10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through April 25, 2017

†*10.8a	Form of Employee Restricted Stock Unit Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8.a to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.8b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8.b to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.8c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8.c to the Annual Report on Form 10-K filed on February 28, 2017)

*10.8d
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8d to the Quarterly Report on Form 10-Q filed on August 2, 2017)

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

†*10.12
Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Andrea E. Utecht. (Exhibit 10.12 to FMC Corporation’s Annual Report on Form 10-K filed on February 18, 2014)

†*10.13
Amended and Restated Executive Severance Agreement, entered into as of November 5, 2014, by and between FMC Corporation and Eric Norris (Exhibit 10.13 to the Annual Report on Form 10-K filed on February 28, 2017)

*10.14	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 9, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

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

†*10.17	Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Paul W. Graves. (Exhibit 10.3 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2012)

10.18	Retention Letter, dated April 4, 2017, between FMC Corporation and Eric Norris

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File
* Incorporated by reference
† Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY
Optional disclosure, not included in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FMC CORPORATION
(Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	Executive Vice President and Chief Financial Officer	February 28, 2018

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2018

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 28, 2018

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 28, 2018

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 28, 2018

/S/ C. SCOTT GREER C. Scott Greer	Director	February 28, 2018

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 28, 2018

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 28, 2018

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 28, 2018

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 28, 2018

/S/ WILLIAM H. POWELL William H. Powell	Director	February 28, 2018

/S/ MARGARETH OEVRUM Margareth Oevrum	Director	February 28, 2018

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 28, 2018