Form 10-Q
period 2018-03-31
FMC CORP
filed 2018-05-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

Class	Outstanding at March 31, 2018
Common Stock, par value $0.10 per share	134,514,257

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2018	2017
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$1,210.7	$596.0
Costs and Expenses
Costs of sales and services	$656.0	$379.8
Gross margin	$554.7	$216.2
Selling, general and administrative expenses	200.4	114.3
Research and development expenses	65.9	28.2
Restructuring and other charges (income)	(77.7)	8.3
Total costs and expenses	$844.6	$530.6
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$366.1	$65.4
Equity in (earnings) loss of affiliates	(0.1)	(0.1)
Non-operating pension and postretirement charges (income)	0.5	(4.6)
Interest expense, net	33.9	15.7
Income (loss) from continuing operations before income taxes	$331.8	$54.4
Provision (benefit) for income taxes	68.7	9.4
Income (loss) from continuing operations	$263.1	$45.0
Discontinued operations, net of income taxes	6.5	(168.8)
Net income (loss)	$269.6	$(123.8)
Less: Net income (loss) attributable to noncontrolling interests	2.4	0.4
Net income (loss) attributable to FMC stockholders	$267.2	$(124.2)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$260.7	$44.5
Discontinued operations, net of income taxes	6.5	(168.7)
Net income (loss) attributable to FMC stockholders	$267.2	$(124.2)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.93	$0.33
Discontinued operations	0.05	(1.26)
Net income (loss) attributable to FMC stockholders	$1.98	$(0.93)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.91	$0.33
Discontinued operations	0.05	(1.25)
Net income (loss) attributable to FMC stockholders	$1.96	$(0.92)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2018	2017
(in Millions)	(unaudited)
Net income (loss)	$269.6	$(123.8)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$49.7	$43.2
Total foreign currency translation adjustments (1)	$49.7	$43.2

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($1.0) and ($2.1) for the three months ended March 31, 2018 and 2017, respectively	$1.5	$1.1
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.1 and ($0.2) for the three months ended March 31, 2018 and 2017, respectively (3)	0.4	(0.5)
Total derivative instruments, net of tax of ($0.9) and ($2.3) for the three months ended March 31, 2018 and 2017, respectively	$1.9	$0.6

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of ($0.7) and $2.7 for the three months ended March 31, 2018 and 2017, respectively (2)	$0.6	$4.4
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $1.6 and $2.6 for the three months ended March 31, 2018 and 2017, respectively (3)	3.0	4.9
Total pension and other postretirement benefits, net of tax of $0.9 and $5.3 for the three months ended March 31, 2018 and 2017, respectively	$3.6	$9.3

Other comprehensive income (loss), net of tax	$55.2	$53.1
Comprehensive income (loss)	$324.8	$(70.7)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	2.8	0.6
Comprehensive income (loss) attributable to FMC stockholders	$322.0	$(71.3)
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates indefinitely. Note, in the first quarter of 2017, we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of the sale of our FMC Health and Nutrition segment.

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the three months ended March 31, 2017, due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 15 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$359.7	$283.0
Trade receivables, net of allowance of $44.0 in 2018 and $38.7 in 2017	2,399.7	2,043.5
Inventories	1,035.2	992.5
Prepaid and other current assets	534.5	326.4
Current assets of discontinued operations held for sale	6.5	7.3
Total current assets	$4,335.6	$3,652.7
Investments	1.5	1.4
Property, plant and equipment, net	1,030.4	1,025.2
Goodwill	1,242.8	1,198.9
Other intangibles, net	2,805.2	2,631.8
Other assets including long-term receivables, net	472.2	443.6
Deferred income taxes	261.4	252.7
Total assets	$10,149.1	$9,206.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$328.9	$192.6
Accounts payable, trade and other	914.1	714.2
Advance payments from customers	191.6	380.6
Accrued and other liabilities	611.5	497.7
Accrued customer rebates	412.0	266.6
Guarantees of vendor financing	66.9	51.5
Accrued pension and other postretirement benefits, current	5.7	5.7
Income taxes	155.1	99.2
Current liabilities of discontinued operations held for sale	0.2	1.3
Total current liabilities	$2,686.0	$2,209.4
Long-term debt, less current portion	2,993.2	2,993.0
Accrued pension and other postretirement benefits, long-term	54.4	59.3
Environmental liabilities, continuing and discontinued	337.0	346.2
Deferred income taxes	179.1	173.2
Other long-term liabilities	884.7	718.1
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2018 or 2017	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2018 and 2017	18.6	18.6
Capital in excess of par value of common stock	457.2	450.7
Retained earnings	4,197.3	3,952.4
Accumulated other comprehensive income (loss)	(185.5)	(240.3)
Treasury stock, common, at cost - 2018: 51,469,535 shares, 2017: 51,653,236 shares	(1,501.0)	(1,499.6)
Total FMC stockholders’ equity	$2,986.6	$2,681.8
Noncontrolling interests	28.1	25.3
Total equity	$3,014.7	$2,707.1
Total liabilities and equity	$10,149.1	$9,206.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$269.6	$(123.8)
Discontinued operations	(6.5)	168.8
Income (loss) from continuing operations	$263.1	$45.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$39.1	$23.6
Equity in (earnings) loss of affiliates	(0.1)	(0.1)
Restructuring and other charges (income)	(77.7)	8.3
Deferred income taxes	(18.2)	4.8
Pension and other postretirement benefits	2.3	(2.3)
Share-based compensation	6.3	6.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(347.6)	78.8
Guarantees of vendor financing	15.7	(2.6)
Inventories	(31.8)	(37.9)
Accounts payable, trade and other	194.8	68.0
Advance payments from customers	(189.6)	(209.9)
Accrued customer rebates	142.0	72.3
Income taxes	83.0	1.1
Pension and other postretirement benefit contributions	(2.4)	(0.9)
Environmental spending, continuing, net of recoveries	(2.0)	(9.6)
Restructuring and other spending	(4.6)	(2.1)
Acquisition-related charges	(34.0)	—
Change in other operating assets and liabilities, net (1)	(100.0)	(112.8)
Cash provided (required) by operating activities of continuing operations	$(61.7)	$(70.0)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(3.7)	$(5.1)
Other discontinued spending	(5.0)	(9.5)
Operating activities of discontinued operations, net of divestiture costs	(8.0)	49.7
Cash provided (required) by operating activities of discontinued operations	$(16.7)	$35.1

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2018	2017
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(24.3)	$(8.7)
Proceeds from sale of product portfolio	85.0	—
Proceeds from disposal of property, plant and equipment	0.1	0.8
Acquisitions, net (2)	13.2	—
Other investing activities	(13.9)	(17.0)
Cash provided (required) by investing activities of continuing operations	$60.1	$(24.9)
Cash provided (required) by investing activities of discontinued operations:
Other discontinued investing activities	$(15.0)	$(6.2)
Cash provided (required) by investing activities of discontinued operations	$(15.0)	$(6.2)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$138.0	$120.1
Repayments of long-term debt	(0.6)	(0.7)
Financing fees	—	(8.5)
Issuances of common stock, net	3.9	9.6
Transactions with noncontrolling interests	—	(0.5)
Dividends paid (3)	(22.3)	(22.1)
Other repurchases of common stock	(5.1)	(1.4)
Cash provided (required) by financing activities of continuing operations	$113.9	$96.5
Effect of exchange rate changes on cash and cash equivalents	(3.9)	1.4
Increase (decrease) in cash and cash equivalents	76.7	31.9
Cash and cash equivalents, beginning of period	283.0	64.2
Cash and cash equivalents, end of period	$359.7	$96.1

(2)
Represents the cash received as a result of the working capital settlement associated with the consideration paid for the DuPont Crop Protection Business. See Note 4 for more information on the non-cash consideration transferred to DuPont.

(3)	See Note 14 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $35.0 million and $22.0 million, and income taxes paid (refunded) were $12.0 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. Net interest payments of $5.3 million and tax payments, net of refunds of $1.4 million were allocated to discontinued operations for the three months ended March 31, 2017, respectively. Non-cash additions to property, plant and equipment were $4.6 million and $3.1 million for the three months ended March 31, 2018 and 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2018 and 2017, cash flows for the three months ended March 31, 2018 and 2017, and our financial positions as of March 31, 2018 and December 31, 2017. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2018 and 2017 and condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017 (the “2017 10-K”).

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to the discussion within Note 2 for the impact of adopting guidance related to the presentation of net benefit cost.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update amends several paragraphs in ASC 740 that contain SEC guidance related to SAB 118, which was previously issued in December 2017 by the SEC. These amendments are effective upon inclusion in the codification. As discussed in our 2017 Form 10-K, we will continue to refine our calculations and finalize the accounting for the changes in tax law within the measurement period of up to one year. Refer to Note 16 for more information.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act (the "Act") within Accumulated other comprehensive income ("AOCI") to retained earnings. There are also new required disclosures such as a description of the accounting policy for releasing income tax effects from AOCI as well as certain disclosures in the period of adoption if a company elects to reclassify the income tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect the guidance will have on our consolidated financial statements.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date). We have established an overall project plan to support the implementation of the new lease standard. As part of our impact assessment, we have performed an initial scoping exercise and preliminary determined our lease population. A framework for the embedded lease identification process has been developed and we are currently evaluating non-lease contracts for embedded lease considerations. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. We expect total assets and total liabilities will likely increase in the period of adoption.

Recently adopted accounting guidance
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We adopted this standard beginning in 2018. We will apply the new guidance for any non-substantive changes in our share-based awards in future periods. There was no impact to our consolidated financial statements upon adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides requirements for the presentation and disclosure of net benefit cost on the financial statements. The service cost component of net benefit cost is required to be presented in the income statement line item where the associated compensation cost is reported, while the other components of net benefit cost are required to be presented outside of operating income. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We adopted this standard on a retrospective basis. As a result, we have reclassified non-operating pension and postretirement charges (income) from "Selling, general and administrative expenses" to "Non-operating pension and postretirement charges (income)" within the condensed consolidated statements of income (loss). For the three months ended March 31, 2017, we reclassified $4.6 million of non-operating pension and postretirement income. There was no impact to our net income. Refer to the table below.

	Three Months Ended March 31, 2017
(in Millions)	As Reported	Reclassification	As adjusted
Selling, general and administrative expenses	$109.7	$(4.6)	$114.3
Non-operating pension and postretirement charges (income)	—	4.6	(4.6)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations. This new ASU clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date) and will be applied prospectively. We adopted this standard beginning in 2018. We expect these provisions to impact future transactions of acquisitions or disposals. However, there was no impact to our consolidated financial statements upon adoption.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Under the new guidance, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date), with early adoption permitted only in the first quarter of a fiscal year. We adopted this standard beginning in 2018. There was no material impact to our consolidated financial statements upon adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the goal of reducing the existing diversity in practice in how certain cash receipts and cash payments are both presented and classified in the statement of cash flows. The new standard

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (i.e. a January 1, 2018 effective date), with early adoption permitted. We adopted this standard beginning in 2018. Based on our review of the eight cash flow issues, there were no significant changes to our presentation of certain cash receipts and payments within our consolidated cash flow statement.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017 (i.e. a January 1, 2018 effective date), and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We adopted this standard beginning in 2018. There was no material impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers as a new topic, Accounting Standards Codification Topic 606. This standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance replaced most existing revenue recognition guidance in U.S. GAAP. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) using the modified retrospective adoption method.
In order to adopt this standard, we performed an impact assessment by analyzing revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. Our assessment procedures included the DuPont Crop Protection Business, which was acquired on November 1, 2017.
The standard impacted our disclosures including disclosures presenting further disaggregation of revenue. Refer to Note 3 for further information. Based on our assessment, there was no cumulative catchup effect of initially applying ASC 606 that required an adjustment to our retained earnings; however, we have recognized balance sheet adjustments related to the presentation of sales returns liabilities and corresponding refund assets. The comparative information has not been adjusted and continues to be reported under ASC 605.
Utilizing the practical expedients and exemptions allowed under the modified retrospective method, ASC 606 was only applied to existing contracts (i.e. those for which FMC has remaining performance obligations) as of January 1, 2018, and new contracts entered into after January 1, 2018. ASC 606 was not applied to contracts that were completed prior to December 31, 2017. The impacts of the adoption of ASC 606 are set out below.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606, Revenue from Contracts with Customers, was as follows:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
(in Millions)	Amounts as originally reported	Adjustment	Amounts as adjusted
Assets
Prepaid and other current assets	$326.4	$84.8	$411.2
Liabilities and Equity
Accrued and other liabilities	$497.7	$84.8	$582.5

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	March 31, 2018
(in Millions)	Amounts as reported	Adjustment due to ASC 606	Amounts without ASC 606 adjustment
Balance Sheet
Assets
Prepaid and other current assets	$534.5	$(95.9)	$438.6
Liabilities and Equity
Accrued and other liabilities	$611.5	$(95.9)	$515.6

The adoption of ASC 606 requires FMC to record its estimated product returns gross on the balance sheet. Therefore, a refund liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding asset to recover the product from the customer. Presenting estimated product returns gross on the balance sheet resulted in impacts to the above asset and liability line items.

Note 3: Revenue Recognition

Disaggregation of revenue
FMC disaggregates revenue from contracts with customers by business segment and by geographical areas. Our FMC Agricultural Solutions segment is further disaggregated into three major pesticide product categories - Insecticides, Herbicides, and Fungicides - and our FMC Lithium segment is disaggregated into three product categories - Lithium Hydroxide, Butyllithium and Other Specialty Compounds, and Lithium Carbonate & Lithium Chloride. The disaggregated revenue tables below are reconciled to FMC’s reportable segments, as defined in Note 19 - Segment Information, for the three months ended March 31, 2018.
The following table provides information about disaggregated revenue by major geographical region:

(in Millions)	Three Months Ended March 31, 2018
FMC Agricultural Solutions
North America	$298.2
Latin America	158.9
Europe, Middle East & Africa	398.8
Asia Pacific	252.0
Total FMC Agricultural Solutions Revenue	$1,107.9

FMC Lithium
North America	$19.9
Latin America	0.7
Europe, Middle East & Africa	17.5
Asia Pacific	64.7
Total FMC Lithium Revenue	$102.8

Total FMC Revenue	$1,210.7

The following table provides information about disaggregated revenue by major product category:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31, 2018
FMC Agricultural Solutions
Insecticides	$589.3
Herbicides	385.7
Fungicides	79.0
Other	53.9
Total FMC Agricultural Solutions Revenue	$1,107.9

FMC Lithium
Lithium Hydroxide	$49.8
Butyllithium and Other Specialty Compounds	42.4
Lithium Carbonate & Lithium Chloride	10.6
Total FMC Lithium Revenue	$102.8

Total FMC Revenue	$1,210.7

FMC Agricultural Solutions
The Company earns revenue from the sale of a wide range of products to a diversified base of customers around the world. FMC Agricultural Solutions' portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The majority of our product lines consist of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. The Company's insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as synthetics, growth promoters, and soil enhancements.
FMC Lithium
The FMC Lithium segment manufactures lithium for use in a wide range of products, which are used primarily in portable energy storage, specialty polymers and chemical synthesis applications. FMC’s Lithium business segment focuses on producing specialty products - Lithium hydroxide and butyllithium. These products are developed and sold to global and regional customers in the electronic vehicle, polymer and specialty alloy metals market. Lithium hydroxide products are used in advanced batteries for hybrid electric, plug-in hybrid, and all-electric vehicles as well as other products that require portable energy storage such as smart phones, tablets, laptop computers, and military devices. Butyllithium products are primarily used as polymer initiators and in the synthesis of pharmaceuticals. Additionally, FMC sells whatever Lithium carbonate & Lithium chloride it does not use internally to its customers for various applications.
Sale of Goods
Revenue from product sales is recognized when (or as) FMC satisfies a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 90 days, with some regions providing terms longer than 90 days. The Company does not typically give payment terms that exceed 360 days; however, in certain geographical regions such as Latin America, these terms may be given in limited circumstances. Additionally, a timing difference of over one year can exist between when products are delivered to the customer and when payment is received from the customer in these regions; however, the effect of these sales is not material to the financial statements as a whole. Furthermore, we have assessed the circumstances and arrangements in these regions and determined that the contracts with these customers do not contain a significant financing component.
In determining when the control of goods is transferred, the Company typically assesses, among other things, the transfer of risk and title and the shipping terms of the contract. The transfer of title and risk typically occurs either upon shipment to the customer or upon receipt by the customer. As such, FMC typically recognizes revenue when goods are shipped based on the relevant incoterm

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

for the product order, or in some regions, when delivery to the customer’s requested destination has occurred. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time.
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
Sales Incentives
As a part of its customary business practice, the Company offers a number of sales incentives to its customers including volume discounts, retailer incentives, and prepayment options. The variable considerations given can differ by products, support levels and other eligibility criteria. For all such contracts that include any variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Although determining the transaction price requires significant judgment, the Company has significant historical experience with incentives provided to customers and estimates the expected consideration considering historical patterns of incentive payouts. These estimates are re-assessed each reporting period as required.
Right of Return
FMC extends an assurance warranty offering customers a right of refund or exchange in case delivered product does not conform to specifications. Additionally, in certain regions and arrangements, we may offer a right of return for a specified period. Both instances are accounted for as a right of return and transaction price is adjusted for an estimate of expected returns. Replacement product are accounted for under the warranty guidance if the customer exchanges one product for another of the same kind, quality, and price. The Company has significant experience with historical return patterns and uses this experience to include returns in the estimate of transaction price.
Contract asset and contract liability balances
FMC satisfies its obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract liability. FMC recognizes a contract liability if the customer's payment of consideration is received prior to completion of FMC's related performance obligation.
The following tables present the opening and closing balances of FMC's receivables (net of allowances) and contract liabilities from contracts with customers.

(in Millions)	Balance as of December 31, 2017	Balance as of March 31, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,150.2	$2,518.0	$367.8
Contract liabilities: Advance payments from customers	380.6	191.6	(189.0)

The amount of revenue recognized in the current period that was included in the opening contract liability balance is $189.0 million, which primarily relates to revenue from prepayment contracts with customers in the FMC Agricultural Solutions segment.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2018. Refer to Note 6 for further information.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

FMC periodically enters into prepayment arrangements with customers, and receives advance payments for product to be delivered in future periods. Prepayment terms are extended to customers/distributors in order to capitalize on surplus cash with growers. Growers receive bulk payments for their produce, which they leverage to buy FMC products from distributors through prepayment options. This in turn creates opportunity for distributors to make large prepayments to FMC for securing the future supply of products to be sold to growers. Prepayments are typically received in the fourth quarter of the fiscal year and are for the following marketing year indicating that the time difference between prepayment and performance of corresponding performance obligations does not exceed one year.
FMC recognizes these prepayments as a liability under “Advance Payments from customers” on the consolidated balance sheet when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $380.6 million as of December 31, 2017 and $191.6 million as of March 31, 2018.

Performance obligations
At contract inception, FMC assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Based on our evaluation, we have determined that our current contracts do not contain more than one performance obligation. Revenue is recognized when (or as) the performance obligation is satisfied, which is when the customer obtains control of the good or service.
Periodically, in both FMC Agricultural Solutions and FMC Lithium segments, FMC may enter into contracts with customers which require them to submit a forecast of non-binding purchase obligations to us. These forecasts are typically provided by the customer to FMC in good faith, and there are no penalties or obligations if the forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially satisfied) performance obligations for the purposes of this disclosure.
In separate and less common circumstances, FMC may have contracts with customers which have binding purchase requirements for just one quarter of their annual forecasts. Additionally, as noted in the Contract Liabilities section above, FMC periodically enters into agricultural prepayment arrangements with customers, and receives advance payments for product to be delivered in future periods within one year. The Company has elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for these two types of contracts as they have an expected duration of one year or less and the revenue is expected to be recognized within the next year.
Occasionally, our FMC Lithium business may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $28 million for the remainder of 2018, $62 million in 2019, and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer ratably over the contract term.

Other arrangements
Data Licensing
FMC sometimes grants to third parties a license and right to rely upon pesticide regulatory data filed with government agencies. Such licenses allow a licensee to cite and rely upon FMC’s data in connection with the licensee’s application for pesticide registrations as required by law; these licenses can be granted through contract or through a mandatory statutory license, depending on circumstances. In the most common occurrence, when a license is embedded in a contract for supply of pesticide active ingredient from FMC to the licensee, the license grant is not considered as distinct from other promised goods or services. Accordingly, all promises are treated as a single performance obligation and revenue is recognized at a point when the control of the pesticide products is transferred to the licensee-customer. In the less frequent occurrence, when the license and right to use data is granted without a supply contract, FMC accounts for the revenue attributable to the data license as a performance obligation satisfied at a single point in time and recognizes revenue on the effective date of such contract. Finally, in those circumstance of mandatory

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

data licensing by statute, such as under U.S. pesticide law, FMC recognizes the data compensation upon the effective date of the data compensation settlement agreement. Payment terms for these arrangements may vary by contract.
Service Arrangements
In limited cases, FMC engages in providing certain tolling services, such as filling and packing services using raw and packing materials supplied by the customer. However, as a result of the DuPont Crop Protection Business Acquisition, on November 1, 2017 DuPont and FMC entered into an agreement to provide tolling services to one another for up to five years from the acquisition date. Depending on the nature of the tolling services, FMC determines the appropriate method of satisfaction of the performance obligation, which may be the input or output method. Compared to other goods and services provided by FMC, service arrangements do not represent a significant portion of sales each year. Payment terms for service arrangements may vary by contract; however, payment is typically due within 30 days of the invoice date.

Practical Expedients and Exemptions
FMC incurs certain costs such as sales commissions which are incremental to obtaining the contract. The Company has taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, as their expected amortization period is one year or less. Additionally, FMC has elected the following practical expedients following the adoption of ASC 606:

a.
Costs of obtaining a contract: FMC incurs certain costs such as sales commissions which are incremental to obtaining the contract. The Company has taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, as their expected amortization period is one year or less.

b.
Significant financing component: The Company elected not to adjust the promised amount of consideration for the effects of a significant financing component if FMC expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

c.
Remaining performance obligations: The Company elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within one year. Additionally, the Company has elected not to disclose information about variable considerations for remaining, wholly unsatisfied performance obligations for which the criteria in paragraph 606-10-32-40 have been met.

d.
Shipping and handling costs: The Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

e.
Measurement of transaction price: The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

Note 4: Acquisitions
DuPont Crop Protection
On November 1, 2017, pursuant to the terms and conditions set forth in the Transaction Agreement entered into with E. I. du Pont de Nemours and Company (“DuPont"), we completed the acquisition of certain assets relating to DuPont's Crop Protection business and research and development ("R&D") organization (the "DuPont Crop Protection Business") (collectively, the "DuPont Crop Protection Business Acquisition"). In connection with this transaction, we sold to DuPont our FMC Health and Nutrition segment and paid DuPont $1.2 billion in cash which was funded with the 2017 Term Loan Facility which was secured for the purposes of the Acquisition. See Note 10 for more details.
The following table illustrates each component of the consideration paid as part of the DuPont Crop Protection Business Acquisition:

(in Millions)	Amount
Cash purchase price, net (1)	$1,225.6
Cash proceeds from working capital adjustment	(13.2)
Fair value of FMC Health and Nutrition sold to DuPont	1,968.6
Total purchase consideration	$3,181.0
____________________

(1)	Represents the cash portion of the total purchase consideration paid for the DuPont Crop Protection Business Acquisition.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition. We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three months ended March 31, 2018 was approximately $18 million.
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
In the third quarter of 2017, both the European Commission and Competition Commission of India had conditionally approved our acquisition of certain assets of DuPont’s Crop Protection business. The DuPont Crop Protection Business Acquisition was conditioned upon us divesting the portfolio of products required by the respective regulatory bodies. These divestitures are expected to impact FMC Agricultural Solutions’ annual 2018 operating profit by approximately $20 million. On February 1, 2018, we completed the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited and received proceeds of $85.0 million plus $2.0 million of working capital. We recorded a gain on sale of approximately $85 million. This divestiture satisfied FMC's commitments to the European Commission related to the DuPont Crop Protection Business Acquisition. In December 2017, the Competition Commission of India issued its final order describing the required Indian remedy. We are in the process of divesting products in compliance with that order and we expect the transaction to be completed during 2018.
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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustments since our initial preliminary estimates reported in our 2017 Form 10-K were primarily related to decreases in the estimated fair values of certain current assets and intangible assets as well as a net increase in the fair value of liabilities assumed. The cumulative effect of all measurement-period adjustments resulted in an increase to recognized goodwill of approximately $44 million.
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, intangible assets, contingent liabilities, including uncertain tax positions, deferred tax assets and liabilities as well as other assets and liabilities. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for the DuPont Crop Protection Business and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables (1)	$45.8
Inventories (2)	380.0
Other current assets	77.5
Property, plant & equipment	436.4
Intangible assets:
Indefinite-lived brands	1,301.2
Customer relationships (3)	761.4
Goodwill (4)	735.6
Deferred tax assets	86.8
Other noncurrent assets	13.7
Total fair value of assets acquired	$3,838.4

Accounts payable, trade and other (1)	$32.9
Accrued and other current liabilities (5)	145.6
Accrued pension and other postretirement benefits, long-term	7.6
Environmental liabilities (6)	2.6
Deferred tax liabilities	29.1
Other long-term liabilities (5)	439.6
Total fair value of liabilities assumed	$657.4

Total purchase consideration paid	$3,181.0
Less: Noncontrolling interest	(12.5)
Total purchase consideration paid less noncontrolling interest	$3,168.5
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

(2)
Fair value of finished goods inventory acquired included a step-up in the value of $80.3 million. Approximately $50.1 million has been amortized, of which $29.9 million was amortized in the three months ended March 31, 2018 and included in "Cost of sales and services" on the condensed consolidated statements of income (loss).

(3)	The weighted average useful life of the acquired customer relationships is approximately 20 years.

(4)	Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination.

(5)
Includes the short-term and long-term portions of the unfavorable supply contract with Dupont of approximately $495 million recorded in "Accrued and other current liabilities" and "Other long-term liabilities", respectively.

(6)
Represents both the short-term and long-term portion of the environmental obligations at certain sites of the acquired DuPont Crop Protection Business that is indemnified by DuPont as part of the Transaction Agreement. The indemnification asset was recorded within Other assets.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the DuPont Crop Protection Business Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings used to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three month period below exclude transaction-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2017, nor are they indicative of future results of operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31,
(in Millions)	2018	2017
Pro forma Revenue (1)	$1,210.7	$1,043.0
Pro forma Diluted earnings per share from continuing operations (1)	1.91	1.39
____________________

(1)	For the three months ended March 31, 2018, pro forma results and actual results are the same.

Transaction-related charges
Pursuant to US GAAP, costs incurred associated with the acquisitions and separation activities are expensed as incurred. The following table summarizes the costs incurred associated with these activities.

	Three Months Ended March 31,
(in Millions)	2018	2017
Transaction-related charges
Legal and professional fees (1)	$22.3	$9.2
Inventory fair value amortization (2)	29.9	—
Total Transaction-related charges	$52.2	$9.2
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and integration-related and transactional-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

Note 5: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2017	$1,198.9	$—	$1,198.9
Purchase price allocation adjustments (See Note 4)	43.8	—	43.8
Foreign currency and other adjustments	0.1	—	0.1
Balance, March 31, 2018	$1,242.8	$—	$1,242.8
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2018.

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2018			December 31, 2017
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,173.6	$(88.3)	$1,085.3	$1,122.5	$(73.3)	$1,049.2
Patents	2.0	(0.6)	1.4	2.0	(0.6)	1.4
Brands (1)	16.3	(6.6)	9.7	15.7	(6.2)	9.5
Purchased and licensed technologies	58.0	(30.2)	27.8	57.3	(28.9)	28.4
Other intangibles	2.9	(2.1)	0.8	2.9	(2.0)	0.9
	$1,252.8	$(127.8)	$1,125.0	$1,200.4	$(111.0)	$1,089.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (1)(2)	$1,258.5		$1,258.5	$1,136.1		$1,136.1
Brands (1) (3)	421.0		421.0	405.6		405.6
In-process research & development	0.7		0.7	0.7		0.7
	$1,680.2		$1,680.2	$1,542.4		$1,542.4
Total intangible assets	$2,933.0	$(127.8)	$2,805.2	$2,742.8	$(111.0)	$2,631.8
____________________

(1)	Represents trademarks, trade names and know-how.

(2)	Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.

(3)	The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.

At March 31, 2018, the finite-lived and indefinite-lived intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite-lived
FMC Agricultural Solutions	$1,124.0	$1,680.2
FMC Lithium	1.0	—
Total	$1,125.0	$1,680.2

	Three Months Ended March 31,
(in Millions)	2018	2017
Amortization expense	$13.5	$5.1

The full year estimated pre-tax amortization expense for the year ended December 31, 2018 and each of the succeeding five years is $63.1 million, $62.9 million, $62.7 million, $62.6 million, $62.6 million, and $62.5 million, respectively.

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2016	$17.6
Additions - charged to expense	8.4
Transfer from (to) allowance for credit losses (see below)	9.5
Net recoveries, write-offs and other	3.2
Balance, December 31, 2017	$38.7
Additions - charged to expense	6.1
Transfer from (to) allowance for credit losses (see below)	(1.1)
Net recoveries, write-offs and other	0.3
Balance, March 31, 2018	$44.0

The Company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $118.3 million as of March 31, 2018. These long-term customer receivable balances and the corresponding allowance are included in "Other assets" on the condensed consolidated balance sheet.

A portion of these long-term receivables have payment contracts. We have no reason to believe payments will not be made based upon the credit quality of these customers. Additionally, we also hold significant collateral against these customers including rights to property or other assets as a form of credit guarantee. If the customer does not pay or gives indication that they will not pay,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

these guarantees allow us to start legal action to block the sale of the customer’s harvest. On an ongoing basis, we continue to evaluate the credit quality of our non-current receivables using aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an additional allowance is necessary.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2016	$49.1
Additions - charged to expense	13.7
Transfer from (to) allowance for doubtful accounts (see above)	(9.5)
Net recoveries, write-offs and other	(6.2)
Balance, December 31, 2017	$47.1
Additions - charged to expense	6.4
Transfer from (to) allowance for doubtful accounts (see above)	1.1
Net recoveries, write-offs and other	(0.9)
Balance, March 31, 2018	$53.7

Note 7: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2018	December 31, 2017
Finished goods	$457.8	$353.7
Work in process	456.1	542.4
Raw materials, supplies and other	250.0	224.1
First-in, first-out inventory	$1,163.9	$1,120.2
Less: Excess of first-in, first-out cost over last-in, first-out cost	(128.7)	(127.7)
Net inventories	$1,035.2	$992.5

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2018	December 31, 2017
Property, plant and equipment	$1,490.7	$1,461.1
Accumulated depreciation	(460.3)	(435.9)
Property, plant and equipment, net	$1,030.4	$1,025.2

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2018	2017
Restructuring charges and asset disposals	$4.7	$—
Other charges (income), net	(82.4)	8.3
Total restructuring and other charges (income)	$(77.7)	$8.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restructuring charges and asset disposals

For detail on restructuring activities which commenced prior to 2018, see Note 7 to our consolidated financial statements included with our 2017 Form 10-K. There were no restructuring charges or asset disposal activities in our continuing operations for the three months ended March 31, 2017.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (2)	Total
DuPont Crop restructuring	$—	$—	$1.0	$1.0
Lithium Restructuring	—	1.9	0.2	2.1
Other items	—	1.6	—	1.6
Three Months Ended March 31, 2018	$—	$3.5	$1.2	$4.7
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset disposal charges.

2018 Restructuring Activities
DuPont Crop Restructuring
In 2017, we completed the acquisition of the DuPont Crop Protection Business. See Note 4 for more details. As part of the integration of the DuPont Crop Protection Business into our existing FMC Agricultural Solutions segment we expect to engage in various restructuring activities. These restructuring activities may include workforce reductions, relocation of current operating locations, lease and other contract termination costs and fixed asset accelerated depreciation as well as other asset disposal charges at several of our FMC Agricultural Solutions' operations.

As part of the DuPont Crop Protection Business Acquisition, we acquired the Stine R&D facilities ("Stine") from DuPont. Due to its proximity to our previously existing Ewing R&D center ("Ewing"), in March 2018, we decided to migrate our Ewing R&D activities and employees into the newly acquired Stine facilities. As a result of this decision, we are accelerating the depreciation of certain fixed assets that will no longer be used when we exit the facility. We incurred $1.0 million in the first quarter of 2018, and expect to incur approximately $15 million in total accelerated depreciation charges during 2018. We expect to exit the facility by the end of the third quarter of 2018 and may recognize other exit costs during that time period.

Lithium Restructuring
In 2018, we implemented a formal plan to restructure our operations at the FMC Lithium manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan was to optimize both the assets and cost structure by reducing certain production lines at the plant. The restructuring decision resulted in primarily shutdown costs which are reflected in the table above.

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/17 (2)	Change in reserves (3)	Cash payments	Other	Balance at 3/31/18 (2)
Cheminova restructuring	$1.2	$—	$(1.2)	$—	$—
Lithium Restructuring	3.0	1.9	(0.2)	0.1	4.8
Other workforce related and facility shutdowns (1)	2.3	1.6	(3.2)	(0.7)	—
Total	$6.5	$3.5	$(4.6)	$(0.6)	$4.8
____________________

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(3)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in the above tables.

Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2018	2017
Environmental charges, net	$2.6	$2.3
European herbicide portfolio sale	(85.0)	—
Other items, net	—	6.0
Other charges (income), net	$(82.4)	$8.3

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 for additional details.

European Herbicide Portfolio Sale
On February 1, 2018, we sold a portion of our European herbicide portfolio to Nufarm Limited. Refer to Note 4 for more information. The gain on sale is recorded within "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss). Proceeds from this sale is included in "Other investing activities" on the condensed consolidated statements of cash flows.

Other items, net
Other items, net for the three months ended March 31, 2017 primarily relate to exit costs resulting from the termination and deconsolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment.

Note 10: Debt
Debt maturing within one year:

(in Millions)	March 31, 2018	December 31, 2017
Short-term foreign debt (1)	$43.8	$91.4
Commercial paper (2)	184.4	—
Total short-term debt	$228.2	$91.4
Current portion of long-term debt	100.7	101.2
Short-term debt and current portion of long-term debt	$328.9	$192.6
____________________

(1)	At March 31, 2018, the average interest rate on the borrowings was 7.9%.

(2)	At March 31, 2018, the average effective interest rate on the borrowings was 2.5%.

Long-term debt:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2018
	Interest Rate Percentage	Maturity Date	March 31, 2018	December 31, 2017
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.9 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $1.0 and $1.1, respectively)	3.95 - 5.2%	2019 - 2024	999.0	998.9
2014 Term Loan Facility	3.1%	2020	450.0	450.0
2017 Term Loan Facility	3.1%	2022	1,500.0	1,500.0
Revolving Credit Facility (1)	4.4%	2022	—	—
Foreign debt	0 - 10.8%	2018 - 2024	105.6	106.9
Debt issuance cost			(12.3)	(13.2)
Total long-term debt			$3,093.9	$3,094.2
Less: debt maturing within one year			100.7	101.2
Total long-term debt, less current portion			$2,993.2	$2,993.0
____________________

(1)	Letters of credit outstanding under our Revolving Credit Facility totaled $157.5 million and available funds under this facility were $1,158.0 million at March 31, 2018.

Covenants
Among other restrictions, our Revolving Credit Facility and both 2014 and 2017 Term Loan Facilities contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2018 was 2.8, which is below the maximum leverage of 4.75 at March 31, 2018. Our actual interest coverage for the four consecutive quarters ended March 31, 2018 was 11.5, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2018.

Note 11: Discontinued Operations
FMC Health and Nutrition:
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax). During the three months ended March 31, 2018, we recorded an additional gain on sale of $16 million, net of tax as a result of the final working capital settlement. In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by us to DuPont for up to 24 months after closing, with an optional six months extension. These services include information technology services, accounting, human resource and facility services among other services, while DuPont assumes the operations of FMC Health and Nutrition.
As discussed in Note 4, certain sites will be transferred at a later date due to various local timing constraints. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the three months ended March 31, 2018:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
	2018	2017
Revenue	$2.9	$176.7
Costs of sales and services	2.8	111.4

Income (loss) from discontinued operations before income taxes (1)	$(3.1)	$35.5
Provision (benefit) for income taxes	(0.6)	26.7
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (2)	$(2.5)	$8.8
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes	16.2	—
Divestiture related costs of discontinued operations of FMC Health and Nutrition, net of income taxes	(0.5)	(6.2)
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (3)	—	(164.7)
Discontinued operations of FMC Health and Nutrition, net of income taxes	$13.2	$(162.1)
Less: Discontinued operations of FMC Health and Nutrition attributable to noncontrolling interests	—	(0.1)
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$13.2	$(162.0)
____________________

(1)
For the three months ended March 31, 2017, amounts include $5.0 million of allocated interest expense, $1.8 million of restructuring and other charges (income), and $3.9 million of a pension curtailment charge, respectively. See Note 15 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

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

(3)
Represents the impairment charge for the three months ended March 31, 2017 of approximately $168 million ($148 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

(in Millions)	March 31, 2018	December 31, 2017
Assets
Current assets of discontinued operations held for sale (1)	$6.5	$7.2
Property, plant & equipment	—	0.1
Total assets of discontinued operations held for sale (2)	$6.5	$7.3
Liabilities
Current liabilities of discontinued operations held for sale	$(0.2)	$(1.3)
Total liabilities of discontinued operations held for sale (3)	(0.2)	(1.3)
Total net assets (4)	$6.3	$6.0
____________________

(1)	Primarily consists of trade receivables and inventories.

(2)	Presented as "Current assets of discontinued operations held for sale" on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

(3)	Presented as "Current liabilities of discontinued operations held for sale" on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

(4)
In connection with the divestiture of FMC Health and Nutrition, certain sites will transfer to DuPont subsequent to November 1, 2017 due to various local timing constraints. Amounts represent the net assets of FMC Health and Nutrition that will be transferred to DuPont subsequent to the closing date.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2018	2017
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($1.0) and $1.3 for the three months ended March 31, 2018 and 2017, respectively	$3.6	$(0.4)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.5 and $1.0 for the three months ended March 31, 2018 and 2017, respectively (1)	(3.2)	(2.8)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.8 and $1.9 for the three months ended March 31, 2018 and 2017, respectively	(7.1)	(3.5)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($2.6) and ($5.1) for the three months ended March 31, 2018 and 2017, respectively	13.2	(162.1)
Discontinued operations, net of income taxes	$6.5	$(168.8)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2018 in Note 12.

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2017	$432.1	$(13.9)	$418.2
Provision (Benefit)	6.3	—	6.3
(Spending) Recoveries	(6.5)	—	(6.5)
Foreign currency translation adjustments	2.4	—	2.4
Net change	$2.2	$—	$2.2
Total environmental reserves at March 31, 2018	$434.3	$(13.9)	$420.4

Environmental reserves, current (1)	$85.0	$(1.6)	$83.4
Environmental reserves, long-term (2)	349.3	(12.3)	337.0
Total environmental reserves at March 31, 2018	$434.3	$(13.9)	$420.4
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $200 million at March 31, 2018. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2017	Increase in recoveries	Cash received	3/31/2018
Environmental recoveries	$32.3	—	(0.8)	$31.5

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2018	2017
Environmental provisions, net - recorded to liabilities (1)	$6.3	$6.1
Environmental provisions, net - recorded to assets (2)	—	—
Environmental provision, net	$6.3	$6.1

Continuing operations (3)	$2.6	$3.8
Discontinued operations (4)	3.7	2.3
Environmental provision, net	$6.3	$6.1
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

(3)
Recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss). See Note 9. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(4)	Recorded as a component of “Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss). See Note 11.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2017 Form 10-K. See Note 10 to our consolidated financial statements in our 2017 Form 10-K for a description of significant updates to material environmental sites.  There have been no significant updates since the information included in our 2017 Form 10-K other than the update provided below.

Middleport
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
Oral argument in the New York State Department of Environmental Conservation ("NYSDEC") appeal of the Appellate Division decision was held on March 21, 2018. On May 1, 2018, the Court issued its opinion reversing the Appellate Division’s decision and holding that NYSDEC has the authority to unilaterally spend state superfund money to cleanup sites.
Any additional impact to the reserves due to the Court of Appeals' decision is not reasonably estimable at this time. Our reserves continue to reflect amounts for this matter that are probable and reasonably estimable. However, we do not believe any additional impact will have a material effect on our consolidated financial position or liquidity.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2018 and 2017, there were 0.2 million and 0.7 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2018	2017
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$260.7	$44.5
Discontinued operations, net of income taxes	6.5	(168.7)
Net income (loss) attributable to FMC stockholders	$267.2	$(124.2)
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.1)	(0.2)
Net income (loss) allocable to common stockholders	$266.1	$(124.4)

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.93	$0.33
Discontinued operations	0.05	(1.26)
Net income (loss) attributable to FMC stockholders	$1.98	$(0.93)

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.91	$0.33
Discontinued operations	0.05	(1.25)
Net income (loss) attributable to FMC stockholders	$1.96	$(0.92)

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,589	133,966
Weighted average additional shares assuming conversion of potential common shares	1,568	1,116
Shares – diluted basis	136,157	135,082

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2,681.8	$25.3	$2,707.1
Net income (loss)	267.2	2.4	269.6
Stock compensation plans	10.2	—	10.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	3.6	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	1.9	—	1.9
Foreign currency translation adjustments (1)	49.3	0.4	49.7
Dividends ($0.165 per share)	(22.3)	—	(22.3)
Repurchases of common stock	(5.1)	—	(5.1)
Balance at March 31, 2018	$2,986.6	$28.1	$3,014.7
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications (3)	49.3	1.5	0.6	51.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	3.0	3.4
Accumulated other comprehensive income (loss), net of tax at March 31, 2018	$43.1	$7.1	$(235.7)	$(185.5)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications (3)	43.0	1.1	4.4	48.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	4.9	4.4
Accumulated other comprehensive income (loss), net of tax at March 31, 2017	$(151.0)	$7.7	$(282.2)	$(425.5)
____________________
(1)     See Note 17 for more information.
(2)    See Note 15 for more information.
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2018	2017
Derivative instruments
Foreign currency contracts	$(1.9)	$(2.5)	Costs of sales and services
Energy contracts	—	0.9	Costs of sales and services
Foreign currency contracts	1.4	2.3	Selling, general and administrative expenses
Total before tax	$(0.5)	$0.7
	0.1	(0.2)	Provision for income taxes
Amount included in net income (loss)	$(0.4)	$0.5

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.6)	(3.4)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	(0.9)	(3.9)	Selling, general and administrative expenses (3)
Total before tax	$(4.6)	$(7.5)
	1.6	2.6	Provision for income taxes
Amount included in net income (loss)	$(3.0)	$(4.9)
Total reclassifications for the period	$(3.4)	$(4.4)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

(3)
The loss due to curtailment for the three months ended March 31, 2017 related to the disposal of FMC Health and Nutrition was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For both the three months ended March 31, 2018 and 2017, we paid dividends of $22.3 million and $22.1 million, respectively. On April 19, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of March 29, 2018. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2018.

During the three months ended March 31, 2018, no shares were repurchased under the publicly announced repurchase program. At March 31, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2018	2017	2018	2017
Service cost	$1.7	$2.1	$—	$—
Interest cost	11.4	11.4	0.1	0.2
Expected return on plan assets	(15.8)	(19.9)	—	—
Amortization of prior service cost (credit)	0.1	0.2	—	—
Recognized net actuarial and other (gain) loss	4.1	4.0	(0.2)	(0.3)
Recognized loss due to settlement (1)	0.9	—	—	—
Net periodic benefit cost (income)	$2.4	$(2.2)	$(0.1)	$(0.1)
____________________

(1)	Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

In the three months ended March 31, 2017 we recognized a curtailment loss of $3.9 million associated with the expected disposal of our FMC Health and Nutrition business, which was recorded within "Discontinued operations, net of income taxes" within the condensed consolidated statements of income (loss).
We did not make any voluntary cash contributions to our U.S. defined benefit pension plan in the three months ended March 31, 2018. We expect to make approximately $30 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2018.

Note 16: Income Taxes
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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. As of March 31, 2018, we had not completed our accounting for the tax effects of enactment of the Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the period ending December 31, 2017, we recognized a provisional amount of $315.9 million as our reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in our consolidated financial statements. The $315.9 million is comprised of an increase to tax expense of $202.7 million for the net transition tax to be paid over eight years and $113.2 million of additional tax expense from the remeasurement of our U.S. net deferred tax assets.
During the three months ended March 31, 2018, we recorded an adjustment to our provisional tax expense of $0.8 million of income tax expense pertaining to a change in the estimated impact of the remeasurement of the Company’s U.S. net deferred tax assets. We will continue to refine our calculations as additional analysis is completed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to executive compensation and transition tax, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

	Three Months Ended March 31,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$331.8	$68.7	20.7%	$54.4	$9.4	17.3%
Discrete items:
Acquisition-related charges (1)	$2.7	$0.6		$9.2	$2.6
Currency remeasurement (2)	0.5	0.9		5.1	2.6
Other discrete items (3)	(51.5)	(17.7)		38.1	2.1
Tax only discrete items (4)	—	(7.4)		—	(4.0)
Total discrete items	$(48.3)	$(23.6)		$52.4	$3.3
Continuing operations, before discrete items	$283.5	$45.1		$106.8	$12.7
Estimated Annualized Effective Tax Rate (EAETR) (5)			15.9%			11.9%
___________________

(1)	See Note 4 for more information on transaction-related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three months ended March 31, 2018, other discrete items represent the gain attributable to the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited partially offset by the discrete accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. See Note 4 for additional information on the Company’s Nufarm divestment. For the three months ended March 31, 2017, the other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for the excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.

(4)
For the three months ended March 31, 2018, tax only discrete items are comprised of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability of certain deferred tax assets, and changes to our provisional income tax expense associated with the enactment of the Act. For the three months ended March 31, 2017, this component was comprised primarily of the tax effect of changes in valuation allowances of historical deferred tax assets.

(5)
The primary drivers for the increase in the first quarter effective tax rate for 2018 as compared to 2017 are shown in the table above. The remaining change was due to the integration of the DuPont Crop Protection Business into our global supply chain as well as the effect of the global intangible low-taxed income (GILTI) provisions of the Act.

Note 17: Financial Instruments, Risk Management and Fair-Value Measurements
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $3,364.7 million and $3,250.6 million and the carrying amount is $3,322.1 million and $3,185.6 million as of March 31, 2018 and December 31, 2017, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers. See Note 18 for more information. Decisions to extend financial guarantees to customers and the amount of collateral required under these guarantees are based on our evaluation of creditworthiness on a case-by-case basis.
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased options contracts, to reduce the effects of fluctuating foreign currency exchange rates. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2017 Form 10-K.
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.
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
As of March 31, 2018, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $6.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2018. At March 31, 2018, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $352.6 million.
As of March 31, 2018, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2018, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately all of the $6.1 million net gains after-tax, representing both open foreign currency exchange contracts and commodity contracts, will be realized in earnings during the twelve months ending March 31, 2019 if spot rates in the future are consistent with forward rates as of March 31, 2018. The actual effect on earnings will be dependent on the actual spot rates when

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,628.6 million at March 31, 2018.

Fair-Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$9.0	$1.7	$10.7	$(2.9)	$7.8
Total derivative assets (1)	$9.0	$1.7	$10.7	$(2.9)	$7.8

Foreign exchange contracts	$(4.6)	$—	$(4.6)	$2.9	$(1.7)
Total derivative liabilities (2)	$(4.6)	$—	$(4.6)	$2.9	$(1.7)

Net derivative assets (liabilities)	$4.4	$1.7	$6.1	$—	$6.1

	December 31, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$7.0	$1.2	$8.2	$(1.5)	$6.7
Total derivative assets (1)	$7.0	$1.2	$8.2	$(1.5)	$6.7

Foreign exchange contracts	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)
Total derivative liabilities (2)	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)

Net derivative assets (liabilities)	$3.4	$1.0	$4.4	$—	$4.4
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31,
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Unrealized hedging gains (losses) and other, net of tax	$1.5	$1.9	$—	$(0.8)	$—	$—	$1.5	$1.1
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	0.3	0.1	—	(0.6)	0.2	—	0.5	(0.5)
Ineffective portion (1)	(0.1)	—	—	—	—	—	(0.1)	—
Total derivative instrument impact on comprehensive income, net of tax	$1.7	$2.0	$—	$(1.4)	$0.2	$—	$1.9	$0.6
___________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2018	2017
Foreign exchange contracts	Cost of sales and services	$(1.4)	$(6.0)
Total		$(1.4)	$(6.0)
___________________

(1)	Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$7.8	$—	$7.8	$—
Other (2)	30.8	30.8	—	—
Total assets	$38.6	$30.8	$7.8	$—

Liabilities
Derivatives – Foreign exchange (1)	$1.7	$—	$1.7	$—
Other (3)	41.8	37.9	3.9	—
Total liabilities	$43.5	$37.9	$5.6	$—

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$6.7	$—	$6.7	$—
Other (2)	30.1	30.1	—	—
Total assets	$36.8	$30.1	$6.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$2.3	$—	$2.3	$—
Other (3)	46.6	38.8	7.8	—
Total liabilities	$48.9	$38.8	$10.1	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value. Asset amounts are included in “Other assets including long-term receivables, net” in the condensed consolidated balance sheets.

(3)
Primarily consists of a deferred compensation arrangement recognized on our balance sheets. Both the asset and liability are recorded at fair value. Liability amounts are included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Nonrecurring Fair-Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2017. There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the three months ended March 31, 2018.

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended December 31, 2017)
Assets
Impairment of Crop Protection intangibles (1)	$1,136.1	$—	$—	$1,136.1	$(42.1)
Impairment of intangibles (2)	4.3	—	—	4.3	(1.3)
Total assets	$1,140.4	$—	$—	$1,140.4	$(43.4)
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2018. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$66.9
Guarantees of vendor financing - long-term (1)	0.5
Other debt guarantees (2)	6.5
Total	$73.9
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

Excluded from the chart above are parent-company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries, the consolidated financial position is not affected by the issuance of these guarantees. Also excluded from the chart, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 18 to our consolidated financial statements included within our 2017 Form 10-K.

Note 19: Segment Information

(in Millions)	Three Months Ended March 31,
	2018	2017
Revenue
FMC Agricultural Solutions	$1,107.9	$530.4
FMC Lithium	102.8	65.6
Total	$1,210.7	$596.0
Earnings before interest, taxes and depreciation and amortization (EBITDA)
FMC Agricultural Solutions	$356.4	$101.8
FMC Lithium	50.3	25.8
Corporate and other	(26.9)	(21.0)
Operating profit before the items listed below	$379.8	$106.6
Depreciation and amortization	(39.1)	(23.6)
Interest expense, net	(33.9)	(15.7)
Restructuring and other (charges) income (1)	77.7	(8.3)
Non-operating pension and postretirement (charges) income (2)	(0.5)	4.6
Transaction-related charges (3)	(52.2)	(9.2)
(Provision) benefit for income taxes	(68.7)	(9.4)
Discontinued operations, net of income taxes	6.5	(168.8)
Net income attributable to noncontrolling interests	(2.4)	(0.4)
Net income (loss) attributable to FMC stockholders	$267.2	$(124.2)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

____________________

(1)
See Note 9 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. The following provides the detail of the (charges) income by segment:

	Three Months Ended March 31,
(in Millions)	2018	2017
FMC Agricultural Solutions	$82.4	$(4.5)
FMC Lithium	(2.1)	—
Corporate	(2.6)	(3.8)
Restructuring and other (charges) income	$77.7	$(8.3)

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

(3)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with acquisitions and separation activities. Amounts represent the following:

	Three Months Ended March 31,
(in Millions)	2018	2017
Transaction-related charges
Legal and professional fees (1)	$22.3	$9.2
Inventory fair value amortization (2)	29.9	—
Total Transaction-related charges	$52.2	$9.2
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and integration-related and transactional-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)    These charges are included in “Costs of sales and services” on the condensed consolidated statements of income (loss).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expect”, “expects”, “should”, “could”, “may”, “will continue to”, “believe”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2017 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section in our 2017 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Revenue recognition and trade receivables

•	Environmental obligations and related recoveries

•	Impairment and valuation of long-lived assets and indefinite-lived assets

•	Pensions and other postretirement benefits

•	Income taxes

On January 1, 2018, ASU 2014-09, Revenue from Contracts with Customers, became effective. See Note 2 for more information. Our revenue recognition and trade receivables critical accounting policy has been updated in order to comply with the accounting standard update.

Revenue from product sales is recognized when (or as) FMC satisfies a performance obligation by transferring the promised goods to a customer; that is, when control of the good transfers to the customer. In determining when the control of goods is transferred, the Company typically assesses, among other things, the transfer of risk and title and the shipping terms of the contract. The transfer of title and risk typically occurs either upon shipment to the customer or upon receipt by the customer. As such, FMC typically recognizes revenue when goods are shipped based on the relevant incoterm for the product order, or in some regions, when delivery to the customer’s requested destination has occurred (regardless of shipping terms). When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time. The Company excludes from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for (e.g. sales tax, value added tax, etc.) It records a liability until remitted to the respective taxing authority.

As a part of its customary business practice, the Company offers a number of sales incentives to its customers including volume discounts and rebates, primarily in our FMC Agricultural Solutions segment. For all such contracts that include any variable consideration, the Company estimates the variable consideration and factors in such an estimate while determining the transaction price (i.e., the price it expects to be entitled to under the contract). Incentives due to customers are accrued as a reduction of revenue in the same period the related sales are recorded based on the contract terms.

FMC periodically enters into prepayment arrangements with customers, and receives advance payments for product to be delivered in future periods. Prepayment terms are extended to customers/distributors in order to capitalize on surplus cash with growers. Growers receive bulk payments for their produce, which they leverage to buy our products from distributors through prepayment options. This in turn creates opportunity for distributors to make large prepayments to us for securing the future supply of products to be sold to growers. The intent of such payments is not to receive the provision of finance from FMC. Additionally, prepayments are typically received in the fourth quarter of the fiscal year and are for the following marketing year indicating that the time difference between prepayment and performance of corresponding performance obligations does not exceed one year.

Trade receivables consist of amounts owed from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two-stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.

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

We also hold long-term receivables that represent long-term customer receivable balances related to past-due accounts which are not expected to be collected within the current year. Our policy for the review of the allowance for these receivables is consistent with the discussion in the preceding paragraph above on trade receivables. Therefore, on an ongoing basis, we continue to evaluate the credit quality of our long-term receivables utilizing aging of receivables, collection experience and write-offs, as well as existing economic conditions, to determine if an additional allowance is necessary.

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
First Quarter 2018 Highlights

The following are the more significant developments in our businesses during the three months ended March 31, 2018:

•
Revenue of $1,210.7 million for the three months ended March 31, 2018 increased $614.7 million or 103 percent versus the same period last year. The increase in revenue was primarily attributable to FMC Agricultural Solutions and the acquisition of the DuPont Crop Protection Business, which was completed in November 2017. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Asia increased 127 percent, sales in North America increased by 86 percent, sales in Latin America increased 67 percent, and sales in Europe, Middle East and Africa ("EMEA") increased by 120 percent.

•
Our gross margin, excluding transaction-related charges, of $584.6 million increased versus the prior year's first quarter by $368.4 million. Gross margin percent, excluding transaction-related charges, of 48 percent also increased compared to 36 percent in the prior year primarily due to higher margin products within FMC Agricultural Solutions as well as higher prices in FMC Lithium.

•
Selling, general and administrative expenses, excluding transaction-related charges, increased by approximately $73.0 million or 69 percent to $178.1 million due to the acquisition of the DuPont Crop Protection Business, which is being integrated into our FMC Agricultural Solutions segment.

•
Research and development expenses of $65.9 million increased $37.7 million or approximately 134 percent. The increase was due to investments in discovery and product development from the recently acquired state of the art facilities from the DuPont Crop Protection Business Acquisition.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $250.7 million increased compared to the prior year amount of $58.4 million primarily due to higher results in both FMC Agricultural Solutions and FMC Lithium. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
In February 2018, we completed the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited for $85.0 million. This divestiture satisfied FMC's commitments to the European Commission related to the DuPont Crop Protection Business Acquisition.

RESULTS OF OPERATIONS
Overview
Our segment operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report the operating performance of each of our business segments based on earnings before interest, income taxes, and depreciation and amortization excluding corporate expenses, other income (expense), net and corporate special income (charges).

(in Millions)	Three Months Ended March 31,
	2018	2017
Revenue
FMC Agricultural Solutions	$1,107.9	$530.4
FMC Lithium	102.8	65.6
Total	$1,210.7	$596.0
Earnings before interest, taxes and depreciation and amortization (EBITDA)
FMC Agricultural Solutions	$356.4	$101.8
FMC Lithium	50.3	25.8
Corporate and other	(26.9)	(21.0)
Operating profit before the items listed below	$379.8	$106.6
Depreciation and amortization	(39.1)	(23.6)
Interest expense, net	(33.9)	(15.7)
Restructuring and other (charges) income (1)	77.7	(8.3)
Non-operating pension and postretirement (charges) income (2)	(0.5)	4.6
Transaction-related charges (3)	(52.2)	(9.2)
(Provision) benefit for income taxes	(68.7)	(9.4)
Discontinued operations, net of income taxes	6.5	(168.8)
Net income attributable to noncontrolling interests	(2.4)	(0.4)
Net income (loss) attributable to FMC stockholders (GAAP)	$267.2	$(124.2)
____________________
(1)    See Note 9 for details of restructuring and other (charges) income. Below provides the detail of the (charges) income by segment:

	Three Months Ended March 31,
(in Millions)	2018	2017
FMC Agricultural Solutions	$82.4	$(4.5)
FMC Lithium	(2.1)	—
Corporate	(2.6)	(3.8)
Restructuring and other (charges) income	$77.7	$(8.3)

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

(3)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with acquisitions and separation activities. Amounts represent the following:

	Three Months Ended March 31,
(in Millions)	2018	2017
Transaction-related charges
Legal and professional fees (1)	$22.3	$9.2
Inventory fair value amortization (2)	29.9	—
Total Transaction-related charges	$52.2	$9.2
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and integration-related and transactional-related legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss). See Note 4 for more information.

(2)    These charges are included in “Costs of sales and services” on the condensed consolidated statements of income (loss).

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to FMC stockholders (GAAP)	$267.2	$(124.2)
Corporate special charges (income), pre-tax	(25.0)	12.9
Income tax expense (benefit) on Corporate special charges (income) (1)	7.3	(4.4)
Corporate special charges (income), net of income taxes	$(17.7)	$8.5
Discontinued operations attributable to FMC Stockholders, net of income taxes	(6.5)	168.7
Non-GAAP tax adjustments (2)	7.7	5.4
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$250.7	$58.4
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

Segment Results
For management purposes, segment EBITDA is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses, research and development expenses), excluding depreciation and amortization. We have excluded the following items from segment EBITDA: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out ("LIFO") inventory adjustments, transaction-related charges, and other income and expense items.
Information about how each of these items relates to our businesses at the segment level and results by segment is discussed in Note 19 of the condensed consolidated financial statements included within this Form 10-Q and in Note 19 of our consolidated financial statements in our 2017 Form 10-K.
FMC Agricultural Solutions

(in Millions)	Three Months Ended March 31,
	2018	2017
Segment Revenue	$1,107.9	$530.4
Segment EBITDA	356.4	101.8

Three Months Ended March 31, 2018 vs. 2017
Revenue of $1,107.9 million increased $577.5 million, or 109 percent versus the prior year quarter. The increase was primarily due to the revenue from the DuPont Crop Protection Acquisition, which was completed on November 1, 2017, and contributed approximately $572 million of the increase.
Segment EBITDA of $356.4 million increased by $254.6 million, or 250 percent, compared to the prior year quarter. The increase was primarily driven by the addition of the results from the acquired DuPont Crop Protection Business.
Refer to the FMC Agricultural Solutions Pro Forma Financial Results with the DuPont Crop Protection Business section below for further discussion.

FMC Agricultural Solutions Pro Forma Financial Results with the DuPont Crop Protection Business

Beginning in the first quarter of 2018, we will present pro forma combined results for the FMC Agricultural Solutions segment. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated the DuPont Crop Protection Business since January 1, 2017, nor our future results.

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended March 31,
(in Millions)	2018	2017
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$1,107.9	$530.4
Revenue, DuPont Crop Protection Business, pro forma (2)	—	447.0
Pro Forma Combined, Revenue (3) (4)	$1,107.9	$977.4
EBITDA
EBITDA, FMC Agricultural Solutions, as reported (1)	$356.4	$101.8
EBITDA, DuPont Crop Protection Business, pro forma (2)	—	188.5
Pro Forma Combined, EBITDA (3) (4)	$356.4	$290.3
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the DuPont Crop Protection Acquisition from November 1, 2017 onward.

(2)
DuPont Crop Protection Business pro forma amounts include the historical results of the DuPont Crop Protection Business, prior to November 1, 2017. These amounts also include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017, including the effects of acquisition accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings or synergies that may have been or may be achieved by the combined segment.

(3)
The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.

(4)	For the three months ended March 31, 2018, pro forma results and actual results are the same.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1) (2)
	Three Months Ended March 31,
(in Millions)	2018	2017
Europe, Middle East and Africa (EMEA) (3)	$398.8	$359.8
North America (4)	298.2	257.1
Latin America (5)	158.9	137.9
Asia (6)	252.0	222.6
Total FMC Agricultural Solutions Revenue	$1,107.9	$977.4
___________________

(1)	For the three months ended March 31, 2018, pro forma results and actual results are the same.

(2)
Combined revenue by region for the three months ended March 31, 2017 includes the results of the DuPont Crop Protection Business of approximately $447 million assuming the acquisition occurred on January 1, 2017. These amounts include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.

(3)
Increase in the three months ended March 31, 2018 was due to favorable market conditions in Eastern Europe as well as strong performance in Turkey and Northern Africa. The increase was offset by extended winter conditions throughout the region.

(4)
Increase in the three months ended March 31, 2018 was due to strong demand for full range herbicides as well as growth in new product launches which was partially offset by unfavorable weather during the period.

(5)	Increase in the three months ended March 31, 2018 was driven by both the volume growth in soybean crop and increase in cotton acreage in Brazil as well as market growth in Mexico.

(6)
Increase for the three months ended March 31, 2018 was due to strong performance in rice in India and growth in China driven by cross-selling opportunities from the acquired DuPont Crop Protection Business, partially offset by drought conditions in Australia.

Pro Forma Combined Results - Three Months Ended March 31, 2018 vs. 2017
Pro forma combined revenue of $1,107.9 million increased by approximately 13 percent versus the prior year quarter. Refer to the FMC Agricultural Solutions Pro Forma Combined Revenue by Region chart above for further discussion.

Pro forma combined segment EBITDA of $356.4 million increased approximately 23 percent compared to the year-ago quarter. The increase was primarily driven by revenue growth as discussed above. Additionally, costs as a percentage of revenue decreased due to savings across procurement and plant services as well as synergies as we leveraged our existing sales and back office infrastructure.

Outlook
For 2018, full-year segment revenue is expected to be approximately $4.05 billion to $4.25 billion and full-year segment EBITDA is expected to be in the range of $1.16 billion to $1.24 billion. Full-year depreciation and amortization is expected to be approximately $145 million.

FMC Lithium

(in Millions)	Three Months Ended March 31,
	2018	2017
Segment Revenue	$102.8	$65.6
Segment EBITDA	50.3	25.8

Three Months Ended March 31, 2018 vs. 2017
Revenue of $102.8 million increased by approximately 57 percent versus the prior-year quarter, driven by higher prices particularly in lithium hydroxide and butyllithium and higher volumes as a result of the new lithium hydroxide production in China and our debottlenecking projects in Argentina. Higher pricing contributed 25 percent to the revenue increase and higher volumes impacted revenue by 29 percent. Foreign currency had a minimal favorable impact on the change in revenue of 3 percent.
EBITDA of $50.3 million increased approximately $25 million versus the year ago quarter. The favorable pricing and higher volumes noted above impacted results by approximately $16 million and $9 million, respectively. The increase due to lower overall costs of approximately $2 million was offset by unfavorable foreign currency impacts.
Outlook
Segment EBITDA is expected to be between $193 million and $203 million for the full year of 2018, an increase of 40 percent over 2017 at the mid-point of the range and $8 million higher than the previous range. Full-year depreciation and amortization is expected to be approximately $20 million.
We continue to invest in FMC Lithium and to move forward with our plans to expand our lithium hydroxide operations and carbonate capacity. Our strategic intent is that we will list FMC Lithium as a publicly traded company, targeting an October 2018 IPO, which will be followed by a direct spin to FMC shareholders within six months.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three Months Ended March 31, 2018 vs. 2017
Corporate and other expenses of $26.9 million in the three months ended March 31, 2018 increased by $5.9 million from $21.0 million in the same period in 2017. The increase was driven by higher corporate incentives and other personnel related costs of approximately $4 million. Additionally, the three months ended March 31, 2018 includes $1 million of LIFO expense compared to zero in the prior year period.

Depreciation and amortization
Three Months Ended March 31, 2018 vs. 2017
Depreciation and amortization of $39.1 million increased $15.5 million as compared to the first quarter in 2017 of $23.6 million. $15.6 million of the increase was due to the increase in intangible assets and property, plant and equipment as a result of the DuPont Crop Protection Business.

Interest expense, net
Three Months Ended March 31, 2018 vs. 2017
Interest expense, net of $33.9 million increased compared to the first quarter in 2017 of $15.7 million. The increase was driven by higher foreign debt balances representing approximately $3 million of the increase and the addition of the 2017 Term loan Facility which increased interest expense by approximately $10 million. The remaining increase of approximately $5 million was due to less interest allocated to discontinued operations in 2018 due to the divestment of the FMC Health and Nutrition business to DuPont in 2017. Interest was previously allocated in accordance with relevant discontinued operations accounting guidance.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2018	2017
Restructuring charges and asset disposals	$4.7	$—
Other charges (income), net	(82.4)	8.3
Total restructuring and other charges (income)	$(77.7)	$8.3

Three Months Ended March 31, 2018 vs. 2017
Restructuring and asset disposal charges in 2018 of $4.7 million were primarily associated with restructuring charges within FMC Agricultural Solutions of $2.6 million, which includes approximately $1 million of accelerated depreciation charges related to certain fixed assets that will no longer be used when we exit our Ewing R&D facility as well as miscellaneous restructuring efforts. Additionally, we implemented a formal plan to restructure our operations at the FMC Lithium manufacturing site located in Bessemer City, North Carolina. The objective of this restructuring plan was to optimize both the assets and cost structure by reducing certain production lines at the plant which resulted in restructuring and asset disposal charges of $2.1 million.
There were no restructuring and asset disposal charges in the first quarter of 2017.
Other charges (income), net in 2018 of $(82.4) million primarily consists of a gain on sale of $85.0 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited. This divestiture satisfied FMC's commitment to the European Commission for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. The remaining other charges (income) represents $2.6 million of environmental related charges for remediation activities.
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

Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2018 was $0.5 million compared to income of $4.6 million for the three months ended March 31, 2017. The increase in charges was primarily due to a lower expected return on plan assets of $4.1 million as well as a $0.9 million settlement charge related to the non-qualified plan in the U.S. See Note 15 to the condensed consolidated financial statements included in this Form 10-Q for more information.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 19 to the condensed consolidated financial statements included within this Form 10-Q.

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
Three Months Ended March 31, 2018 vs. 2017
Provision for income taxes for the three months ended March 31, 2018 was $68.7 million resulting in an effective tax rate of 20.7 percent. Provision for income taxes for the three months ended March 31, 2017 was $9.4 million resulting in an effective tax rate of 17.3 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 16 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended March 31,
	2018			2017
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$331.8	$68.7	20.7%	$54.4	$9.4	17.3%
Corporate special charges	(25.0)	(7.3)		12.9	4.4
Tax adjustments (1)		(7.7)			(5.4)
Non-GAAP - Continuing operations	$306.8	$53.7	17.5%	$67.3	$8.4	12.5%
_______________

(1)	Refer to note 2 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

The primary drivers for the increase in the year-to-date effective tax rate for 2018 compared to 2017 are shown in the table above. The remaining change was due to the integration of the DuPont Crop Protection Business into our global supply chain as well as the effect of the global intangible low-taxed income (GILTI) provisions of the Act.

Discontinued operations, net of income taxes
Our discontinued operations, in periods up to its sale on November 1, 2017, represent the results of our discontinued FMC Health and Nutrition as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three Months Ended March 31, 2018 vs. 2017
Discontinued operations, net of income taxes of $6.5 million for the three months ended March 31, 2018 increased compared to a loss of $168.8 million for the three months ended March 31, 2017. The results for the three months ended March 31, 2017 include an impairment charge of approximately $168 million ($148 million, net of tax) to write down our Omega-3 business to its estimated fair value less cost to sell. Refer to Note 11 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss) attributable to FMC stockholders
Three Months Ended March 31, 2018 vs. 2017
Net income attributable to FMC stockholders increased to $267.2 million from a loss of $124.2 million in the prior-year period. The increase was primarily due to the impairment charge, associated with our Omega-3 business, which was recorded to discontinued operations as discussed above. The increase was also driven by higher earnings as a result of the DuPont Crop Protection Business, which was completed on November 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2018 and December 31, 2017, were $359.7 million and $283.0 million, respectively. Of the cash and cash equivalents balance at March 31, 2018, $201.3 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable or in process and not yet complete. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
At March 31, 2018, we had total debt of $3,322.1 million as compared to $3,185.6 million at December 31, 2017. Total debt included $2,993.2 million and $2,993.0 million of long-term debt (excluding current portions of $100.7 million and $101.2 million) at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we were in compliance with all of our debt covenants. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $192.6 million at December 31, 2017 to $328.9 million at March 31, 2018.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At March 31, 2018, we had $184.4 million borrowed under the commercial paper program and the average effective interest rate on these borrowings during the period was 2.5%.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(61.7) million and $(70.0) million for the three months ended March 31, 2018 and 2017, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2018	2017
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	$366.1	$65.4
Corporate special charges and depreciation and amortization (1)	14.1	36.6
Operating income before depreciation and amortization (Non-GAAP)	$380.2	$102.0
Change in trade receivables, net (2)	(347.6)	78.8
Change in inventories (3)	(31.8)	(37.9)
Change in accounts payable (4)	194.8	68.0
Change in accrued customer rebates (5)	142.0	72.3
Change in advance payments from customers (6)	(189.6)	(209.9)
Change in all other operating assets and liabilities (7)	(119.7)	(112.0)
Cash basis operating income (Non-GAAP)	$28.3	$(38.7)

Restructuring and other spending (8)	$(4.6)	$(2.1)
Environmental spending, continuing, net of recoveries (9)	(2.0)	(9.6)
Pension and other postretirement benefit contributions (10)	(2.4)	(0.9)
Net interest payments (11)	(35.0)	(16.7)
Tax payments, net of refunds (11)	(12.0)	(2.0)
Transactional-related legal and professional fees (12)	(34.0)	—
Cash provided (required) by operating activities of continuing operations	$(61.7)	$(70.0)
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2018 was primarily due to receivable build from the acquired DuPont Crop Protection Business as we did not acquire any receivables as part of the transaction. Additionally, timing had an impact as collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2018, we collected approximately $131 million of receivables in Brazil. A significant proportion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance.

(3)
Inventory changes and the seasonal nature of the business within the different hemispheres are adjusted accordingly to take into consideration the change in market conditions primarily in FMC Agricultural Solutions.

(4)
The change in cash flows related to accounts payable is primarily due to payable build from the acquired DuPont Crop Protection Business as we did not acquire any payables as part of the transaction, as well as timing of payments made to suppliers and vendors.

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives in 2018 compared to 2017 and timing of rebate payments. Additionally, the change in accrued rebates for 2018 was due to build from the acquired DuPont Crop Protection Business as we did not acquire any accrued rebates as part of the transaction.

(6)
Advanced payments are primarily associated with our FMC Agricultural Solutions business within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and title, ownership and risk of loss pass to the customer.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 9 in our consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $2.6 million and $3.8 million, respectively. The amounts in 2018 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were no voluntary contributions to our U.S. defined benefit plans in the periods presented for either 2018 or 2017.

(11)
Amounts shown in the chart represent net payments of our continuing operations. Net interest payments of $5.3 million and tax payments, net of refunds of $1.4 million were allocated to discontinued operations for the three months ended March 31, 2018 and 2017, respectively.

(12)
2018 activity represents payments for legal and professional fees primarily associated with the DuPont's Crop Protection Business Acquisition. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(16.7) million and $35.1 million for the three months ended March 31, 2018 and 2017, respectively.
Cash provided (required) by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2017 also include operating activities related to our discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $60.1 million and $(24.9) million for the three months ended March 31, 2018 and 2017, respectively.
The increase in cash provided during the three months ended March 31, 2018, as compared to the same period in 2017 was due to proceeds from the sale of a portion of our European herbicide portfolio to Nufarm Limited of approximately $85 million, offset by higher capital expenditure spending in 2018 as well as incremental capitalizable corporate level spending associated with the implementation of a new SAP system.
Cash provided (required) by investing activities of discontinued operations was $(15.0) million and $(6.2) million for the three months ended March 31, 2018 and March 31, 2017.
Cash provided (required) by investing activities of discontinued operations for the three months ended March 31, 2018 represents the final working capital payment associated with the divestiture of FMC Health and Nutrition. Cash provided (required) by investing activities of discontinued operations for the three months ended March 31, 2017 is directly associated with the capital expenditures of FMC Health and Nutrition.
Cash provided (required) by financing activities was $113.9 million and $96.5 million for the three months ended March 31, 2018 and 2017, respectively.
The change period over period in financing activities is primarily due to increased borrowings under our commercial paper program in 2018 primarily to support working capital build associated with the acquired DuPont Crop Protection Business.

Other potential liquidity needs
Our cash needs outside of the DuPont crop protection related integration expenses for 2018 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2018, our remaining borrowing capacity under our credit facility was $1,158.0 million (which includes borrowing capacity under our commercial paper program).
Projected 2018 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately $275 million to $285 million primarily driven by the lithium expansion as well as expenditures from the recently acquired DuPont Crop Protection Business. Additionally, we will incur corporate level spending of approximately $70 million associated with the two year implementation of a new SAP system.
As a result of the United States' enactment of the Act, we will pay a transition tax of $202.7 million which is payable over the next eight years.
Projected 2018 spending includes approximately $60 million to $65 million of net environmental remediation spending. This spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of costs of sales and services to the condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make voluntary cash contributions of approximately $30 million during 2018. These contributions are in excess of the minimum requirements. We did not make any contributions in the first quarter of 2018. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2018 and 2017, we paid dividends of $22.3 million and $22.1 million, respectively. On April 19, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of March 29, 2018. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2018.
During the three months ended March 31, 2018, no shares were repurchased under the publicly announced repurchase program. At March 31, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 18 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Part II, Item 7 of our 2017 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2018.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2017 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Fair-Value Measurements
See Note 17 to the condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our fair value measurements.

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
At March 31, 2018, our financial instrument position was a net asset of $6.1 million compared to a net asset of $4.4 million at December 31, 2017. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2018 and December 31, 2017, with all other variables (including interest rates) held constant. Note, as of March 31, 2018 and December 31, 2017, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2018 and December 31, 2017, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2018	$6.1	$9.7	$0.8

Net asset (liability) position at December 31, 2017	$4.4	$10.8	$(3.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2018 and December 31, 2017, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2018, is composed of 35 percent fixed-rate debt and 65 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, 2014 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2018, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $5.4 million for the three months of March 31, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. On January 1, 2018, we adopted ASU 2014-09 and its related amendments (collectively known as ASC 606), Revenue from Contracts with Customers. Although the new standard is not expected to have a material impact on our ongoing net income, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. As a result of this assessment, we did implement some updates and changes to our current processes related to revenue recognition and the control activities within them. These changes included updates to our revenue accounting policies in order to be aligned with the new five-step model under ASC 606, implementing new training and contract review controls specific to ASC 606, and the development of new processes for gathering data for the new disclosure requirements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of income (loss), comprehensive income (loss), and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 3, 2018

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2017 Form 10-K, see Note 12 and 18 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2017 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2017 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

Forward-Looking Information
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2018	—	$—	—	$—	$238,779,078
February 1-28, 2018	60,982	83.63	—	—	238,779,078
March 1-31, 2018	929	82.25	—	—	238,779,078
Total Q1 2018	61,911	$83.60	—	$—	$238,779,078

During the three months ended March 31, 2018, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: May 3, 2018