Form 10-Q
period 2018-06-30
FMC CORP
filed 2018-08-02
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

Class	Outstanding at June 30, 2018
Common Stock, par value $0.10 per share	134,629,650

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,262.3	$656.8	$2,473.0	$1,252.8
Costs and Expenses
Costs of sales and services	$718.2	$422.4	$1,374.2	$802.2
Gross margin	$544.1	$234.4	$1,098.8	$450.6
Selling, general and administrative expenses	211.4	130.5	411.8	244.8
Research and development expenses	77.0	32.0	142.9	60.2
Restructuring and other charges (income)	81.0	6.9	3.3	15.2
Total costs and expenses	$1,087.6	$591.8	$1,932.2	$1,122.4
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$174.7	$65.0	$540.8	$130.4
Equity in (earnings) loss of affiliates	—	(0.1)	(0.1)	(0.2)
Non-operating pension and postretirement charges (income)	0.2	(4.1)	0.7	(8.7)
Interest expense, net	34.4	17.2	68.3	32.9
Income (loss) from continuing operations before income taxes	$140.1	$52.0	$471.9	$106.4
Provision (benefit) for income taxes	1.6	3.3	70.3	12.7
Income (loss) from continuing operations	$138.5	$48.7	$401.6	$93.7
Discontinued operations, net of income taxes	(6.0)	26.6	0.5	(142.2)
Net income (loss)	$132.5	$75.3	$402.1	$(48.5)
Less: Net income (loss) attributable to noncontrolling interests	2.8	0.6	5.2	1.0
Net income (loss) attributable to FMC stockholders	$129.7	$74.7	$396.9	$(49.5)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$135.7	$48.2	$396.4	$92.7
Discontinued operations, net of income taxes	(6.0)	26.5	0.5	(142.2)
Net income (loss) attributable to FMC stockholders	$129.7	$74.7	$396.9	$(49.5)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.00	$0.36	$2.93	$0.69
Discontinued operations	(0.04)	0.20	—	(1.06)
Net income (loss) attributable to FMC stockholders	$0.96	$0.56	$2.93	$(0.37)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.00	$0.36	$2.91	$0.69
Discontinued operations	(0.04)	0.20	—	(1.06)
Net income (loss) attributable to FMC stockholders	$0.96	$0.56	$2.91	$(0.37)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$132.5	$75.3	$402.1	$(48.5)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(118.1)	$73.4	$(68.4)	$116.6
Total foreign currency translation adjustments (1)	$(118.1)	$73.4	$(68.4)	$116.6

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $1.2 and $0.2 for the three and six months ended June 30, 2018 and ($0.7) and ($2.8) for the three and six months ended June 30, 2017, respectively	$7.9	$(2.6)	$9.4	$(1.5)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.5) and ($0.4) for the three and six months ended June 30, 2018 and $0.1 and ($0.1) for the three and six months ended June 30, 2017, respectively (3)	(2.1)	0.3	(1.7)	(0.2)
Total derivative instruments, net of tax of $0.7 and ($0.2) for the three and six months ended June 30, 2018 and ($0.6) and ($2.9) for the three and six months ended June 30, 2017, respectively	$5.8	$(2.3)	$7.7	$(1.7)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.7 and zero for the three and six months ended June 30, 2018 and $0.1 and $2.8 for the three and six months ended June 30, 2017, respectively (2)	$(0.6)	$(1.8)	$—	$2.6
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $0.2 and $1.8 for the three and six months ended June 30, 2018 and $1.4 and $4.0 for the three and six months ended June 30, 2017, respectively (3)	3.8	2.9	6.8	7.8
Total pension and other postretirement benefits, net of tax of $0.9 and $1.8 for the three and six months ended June 30, 2018 and $1.5 and $6.8 for the three and six months ended June 30, 2017, respectively	$3.2	$1.1	$6.8	$10.4

Other comprehensive income (loss), net of tax	$(109.1)	$72.2	$(53.9)	$125.3
Comprehensive income (loss)	$23.4	$147.5	$348.2	$76.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.4	0.7	4.2	1.3
Comprehensive income (loss) attributable to FMC stockholders	$22.0	$146.8	$344.0	$75.5
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

(2)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the six months ended June 30, 2017, due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 15 for more information.

(3)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$326.4	$283.0
Trade receivables, net of allowance of $41.4 in 2018 and $38.7 in 2017	2,194.1	2,043.5
Inventories	958.7	992.5
Prepaid and other current assets	513.8	326.4
Current assets of discontinued operations held for sale	—	7.3
Total current assets	$3,993.0	$3,652.7
Investments	1.5	1.4
Property, plant and equipment, net	1,014.3	1,025.2
Goodwill	1,237.2	1,198.9
Other intangibles, net	2,736.8	2,631.8
Other assets including long-term receivables, net	448.2	443.6
Deferred income taxes	287.2	252.7
Total assets	$9,718.2	$9,206.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$174.5	$192.6
Accounts payable, trade and other	947.2	714.2
Advance payments from customers	56.5	380.6
Accrued and other liabilities	597.3	497.7
Accrued customer rebates	511.7	266.6
Guarantees of vendor financing	45.3	51.5
Accrued pension and other postretirement benefits, current	5.7	5.7
Income taxes	110.1	99.2
Current liabilities of discontinued operations held for sale	—	1.3
Total current liabilities	$2,448.3	$2,209.4
Long-term debt, less current portion	2,892.9	2,993.0
Accrued pension and other postretirement benefits, long-term	35.1	59.3
Environmental liabilities, continuing and discontinued	320.5	346.2
Deferred income taxes	165.9	173.2
Other long-term liabilities	829.8	718.1
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2018 or 2017	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2018 and 2017	18.6	18.6
Capital in excess of par value of common stock	465.3	450.7
Retained earnings	4,304.7	3,952.4
Accumulated other comprehensive income (loss)	(293.2)	(240.3)
Treasury stock, common, at cost - 2018: 51,354,142 shares, 2017: 51,653,236 shares	(1,499.2)	(1,499.6)
Total FMC stockholders’ equity	$2,996.2	$2,681.8
Noncontrolling interests	29.5	25.3
Total equity	$3,025.7	$2,707.1
Total liabilities and equity	$9,718.2	$9,206.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$402.1	$(48.5)
Discontinued operations	(0.5)	142.2
Income (loss) from continuing operations	$401.6	$93.7
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$82.3	$46.1
Equity in (earnings) loss of affiliates	(0.1)	(0.2)
Restructuring and other charges (income)	3.3	15.2
Deferred income taxes	(45.4)	7.4
Pension and other postretirement benefits	4.1	(4.6)
Share-based compensation	12.0	11.2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(223.3)	279.3
Guarantees of vendor financing	(6.4)	(33.0)
Inventories	6.0	(48.6)
Accounts payable, trade and other	251.5	102.8
Advance payments from customers	(323.7)	(234.4)
Accrued customer rebates	252.5	96.9
Income taxes	13.7	(0.2)
Pension and other postretirement benefit contributions	(18.7)	(27.6)
Environmental spending, continuing, net of recoveries	(4.9)	(15.1)
Restructuring and other spending	(8.7)	(2.7)
Transaction-related charges	(58.7)	(9.0)
Change in other operating assets and liabilities, net (1)	(108.6)	(72.2)
Cash provided (required) by operating activities of continuing operations	$228.5	$205.0
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(11.3)	$(10.8)
Other discontinued spending	(15.3)	(12.7)
Operating activities of discontinued operations, net of divestiture costs	(8.5)	78.6
Cash provided (required) by operating activities of discontinued operations	$(35.1)	$55.1

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2018	2017
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(53.3)	$(20.9)
Proceeds from sale of product portfolio	85.0	—
Proceeds from disposal of property, plant and equipment	1.3	0.8
Acquisitions, net (2)	13.2	—
Other investing activities	(27.3)	(31.1)
Cash provided (required) by investing activities of continuing operations	$18.9	$(51.2)
Cash provided (required) by investing activities of discontinued operations:
Other discontinued investing activities	$(15.0)	$(12.8)
Cash provided (required) by investing activities of discontinued operations	$(15.0)	$(12.8)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$1.8	(4.0)
Repayments of long-term debt	(115.3)	(200.7)
Financing fees	—	(11.0)
Proceeds from borrowings of long-term debt	—	97.9
Issuances of common stock, net	8.1	14.3
Transactions with noncontrolling interests	—	(0.5)
Dividends paid (3)	(44.6)	(44.3)
Other repurchases of common stock	(5.2)	(1.5)
Cash provided (required) by financing activities of continuing operations	$(155.2)	$(149.8)
Effect of exchange rate changes on cash and cash equivalents	1.3	2.7
Increase (decrease) in cash and cash equivalents	$43.4	$49.0
Cash and cash equivalents, beginning of period	283.0	64.2
Cash and cash equivalents, end of period	$326.4	$113.2

(2)
Represents the cash received as a result of the working capital settlement associated with the consideration paid for the DuPont Crop Protection Business. See Note 4 for more information on the non-cash consideration transferred to DuPont.

(3)	See Note 14 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $63.6 million and $44.7 million, and income taxes paid were $81.8 million and $13.9 million for the six months ended June 30, 2018 and 2017, respectively. Net interest payments of $10.4 million and tax payments, net of refunds of $7.9 million were allocated to discontinued operations for the six months ended June 30, 2017, respectively. Non-cash additions to property, plant and equipment were $5.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2018 and 2017, cash flows for the six months ended June 30, 2018 and 2017, and our financial positions as of June 30, 2018 and December 31, 2017. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 and condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017 (the “2017 10-K”).

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to the discussion within Note 2 for the impact of adopting guidance related to the presentation of net benefit cost.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 related to the Tax Cuts and Jobs Act. This update amends several paragraphs in ASC 740 that contain SEC guidance related to SAB 118, which was previously issued in December 2017 by the SEC. These amendments are effective upon inclusion in the codification. As discussed in our 2017 Form 10-K, we will continue to refine our calculations and finalize the accounting for the changes in tax law within the measurement period of up to one year. Refer to Note 16 for more information.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date). When implemented, we will be required to recognize and measure leases using a modified retrospective approach, with optional practical expedients. We have established an overall project plan to support the implementation of the new lease standard. As part of our impact assessment, we have performed an initial scoping exercise and preliminary determined our lease population. A framework for the embedded lease identification process has been developed and we are currently evaluating non-lease contracts for embedded lease considerations. Additionally, the Company is implementing lease accounting software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures. We are in the process of assessing any potential impacts on our internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new guidance. We expect total assets and total liabilities will materially increase in the period of adoption.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides requirements for the presentation and disclosure of net benefit cost on the financial statements. The service cost component of net benefit cost is required to be presented in the income statement line item where the associated compensation cost is reported, while the other components of net benefit cost are required to be presented outside of operating income. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We adopted this standard on a retrospective basis. As a result, we have reclassified non-operating pension and postretirement charges (income) from "Selling, general and administrative expenses" to "Non-operating pension and postretirement charges (income)" within the condensed consolidated statements of income (loss). For the three and six months ended June 30, 2017, we reclassified $4.1 million and $8.7 million of non-operating pension and postretirement income. There was no impact to our net income. Refer to the table below.

	Three Months Ended June 30, 2017
(in Millions)	As Reported	Reclassification	As adjusted
Selling, general and administrative expenses	$126.4	$(4.1)	$130.5
Non-operating pension and postretirement charges (income)	—	4.1	(4.1)

	Six Months Ended June 30, 2017
(in Millions)	As Reported	Reclassification	As adjusted
Selling, general and administrative expenses	$236.1	$(8.7)	$244.8
Non-operating pension and postretirement charges (income)	—	8.7	(8.7)

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606, Revenue from Contracts with Customers, was as follows:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
(in Millions)	Amounts as originally reported	Adjustment	Amounts as adjusted
Assets
Prepaid and other current assets	$326.4	$84.8	$411.2
Liabilities and Equity
Accrued and other liabilities	$497.7	$84.8	$582.5

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	June 30, 2018
(in Millions)	Amounts as reported	Adjustment due to ASC 606	Amounts without ASC 606 adjustment
Balance Sheet
Assets
Prepaid and other current assets	$513.8	$(61.1)	$452.7
Liabilities and Equity
Accrued and other liabilities	$597.3	$(61.1)	$536.2

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

Note 3: Revenue Recognition

Disaggregation of revenue
FMC disaggregates revenue from contracts with customers by business segment and by geographical areas. Our FMC Agricultural Solutions segment is further disaggregated into three major pesticide product categories - Insecticides, Herbicides, and Fungicides - and our FMC Lithium segment is disaggregated into three product categories - Lithium Hydroxide, Butyllithium and Other Specialty Compounds, and Lithium Carbonate & Lithium Chloride. The disaggregated revenue tables below are reconciled to FMC’s reportable segments, as defined in Note 19, for the three and six months ended June 30, 2018.
The following table provides information about disaggregated revenue by major geographical region:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
FMC Agricultural Solutions
North America	$342.0	$640.2
Latin America	199.4	358.3
Europe, Middle East & Africa	293.8	692.6
Asia Pacific	319.2	571.2
Total FMC Agricultural Solutions Revenue	$1,154.4	$2,262.3

FMC Lithium
North America	$22.4	$42.3
Latin America	0.3	1.0
Europe, Middle East & Africa	20.0	37.5
Asia Pacific	65.2	129.9
Total FMC Lithium Revenue	$107.9	$210.7

Total FMC Revenue	$1,262.3	$2,473.0

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
FMC Agricultural Solutions
Insecticides	$654.4	$1,243.7
Herbicides	342.9	728.6
Fungicides	64.7	143.7
Other	92.4	146.3
Total FMC Agricultural Solutions Revenue	$1,154.4	$2,262.3

FMC Lithium
Lithium Hydroxide	$52.9	$102.7
Butyllithium and Other Specialty Compounds	40.1	82.5
Lithium Carbonate & Lithium Chloride	14.9	25.5
Total FMC Lithium Revenue	$107.9	$210.7

Total FMC Revenue	$1,262.3	$2,473.0

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Sales Incentives and Other Variable Considerations
As a part of its customary business practice, the Company offers a number of sales incentives to its customers including volume discounts, retailer incentives, and prepayment options. The variable considerations given can differ by products, support levels and other eligibility criteria. For all such contracts that include any variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Although determining the transaction price for these considerations requires significant judgment, the Company has significant historical experience with incentives provided to customers and estimates the expected consideration considering historical patterns of incentive payouts. These estimates are re-assessed each reporting period as required.
In addition to the variable considerations describe above, in rare instances, we may require our customers to meet certain volume thresholds within their contract term. The Company estimates what amount of variable consideration should be included in the transaction price at contract inception and continually reassesses this estimation each reporting period to determine situations when the minimum volume thresholds will not be met. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In those circumstances, we apply the guidance on breakage and estimate the amount of the shortfall and recognize it over the remaining performance obligations in the contract.
Right of Return

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
The following table presents the opening and closing balances of FMC's receivables (net of allowances) and contract liabilities from contracts with customers.

(in Millions)	Balance as of December 31, 2017	Balance as of June 30, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,150.2	$2,294.0	$143.8
Contract liabilities: Advance payments from customers	380.6	56.5	(324.1)

The amount of revenue recognized in the current period that was included in the opening contract liability balance is $324.1 million, which primarily relates to revenue from prepayment contracts with customers in the FMC Agricultural Solutions segment.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2018. Refer to Note 6 for further information.
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
FMC recognizes these prepayments as a liability under “Advance Payments from customers” on the consolidated balance sheet when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $380.6 million as of December 31, 2017 and $56.5 million as of June 30, 2018.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Occasionally, our FMC Lithium business may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $20 million for the remainder of 2018, $62 million in 2019, and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer ratably over the contract term.

Other arrangements
Data Licensing
FMC sometimes grants to third parties a license and right to rely upon pesticide regulatory data filed with government agencies. Such licenses allow a licensee to cite and rely upon FMC’s data in connection with the licensee’s application for pesticide registrations as required by law; these licenses can be granted through contract or through a mandatory statutory license, depending on circumstances. In the most common occurrence, when a license is embedded in a contract for supply of pesticide active ingredient from FMC to the licensee, the license grant is not considered as distinct from other promised goods or services. Accordingly, all promises are treated as a single performance obligation and revenue is recognized at a point when the control of the pesticide products is transferred to the licensee-customer. In the less frequent occurrence, when the license and right to use data is granted without a supply contract, FMC accounts for the revenue attributable to the data license as a performance obligation satisfied at a single point in time and recognizes revenue on the effective date of such contract. Finally, in those circumstance of mandatory data licensing by statute, such as under U.S. pesticide law, FMC recognizes the data compensation upon the effective date of the data compensation settlement agreement. Payment terms for these arrangements may vary by contract.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and six months ended June 30, 2018 was approximately $27 million and $45 million, respectively.
Certain manufacturing sites and R&D sites will be transferred to us at a later date due to various local timing constraints; however, we will still obtain the economic benefit from these sites during the period from November 1, 2017 to when the sites legally transfer. No additional consideration will be paid at the date of transfer. All sites except for one that did not transfer on November 1, 2017 legally transferred to us on July 1, 2018.
The DuPont Crop Protection Business is being integrated into our FMC Agricultural Solutions segment and has been included within our results of operations since the date of acquisition.
In the third quarter of 2017, both the European Commission and Competition Commission of India had conditionally approved our acquisition of certain assets of DuPont’s Crop Protection business. The DuPont Crop Protection Business Acquisition was conditioned upon us divesting the portfolio of products required by the respective regulatory bodies. These divestitures are expected to impact FMC Agricultural Solutions’ annual 2018 operating profit by approximately $20 million. On February 1, 2018, we completed the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited and received proceeds of $85.0 million

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

plus $2.0 million of working capital. We recorded a gain on sale of approximately $85 million. This divestiture satisfied FMC's commitments to the European Commission related to the DuPont Crop Protection Business Acquisition. In December 2017, the Competition Commission of India issued its final order describing the required Indian remedy. We received anti-trust approval from the Competition Commission of India on August 1, 2018 to complete the sale of the products in compliance with that final order. The sale is expected to close by the end of the third quarter.
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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustments since our initial preliminary estimates reported in our 2017 10-K were primarily related to decreases in the estimated fair values of certain current assets and intangible assets as well as a net increase in the fair value of liabilities assumed. The cumulative effect of all measurement-period adjustments resulted in an increase to recognized goodwill of approximately $49 million.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables (1)	$45.8
Inventories (2)	383.0
Other current assets	78.9
Property, plant and equipment	436.4
Intangible assets:
Indefinite-lived brands	1,301.2
Customer relationships (3)	757.2
Goodwill (4)	740.4
Deferred tax assets	86.8
Other noncurrent assets	14.2
Total fair value of assets acquired	$3,843.9

Accounts payable, trade and other (1)	$32.9
Accrued and other current liabilities (5)	150.8
Accrued pension and other postretirement benefits, long-term	7.6
Environmental liabilities (6)	2.6
Deferred tax liabilities	29.1
Other long-term liabilities (5)	439.9
Total fair value of liabilities assumed	$662.9

Total purchase consideration paid	$3,181.0
Less: Noncontrolling interest	(12.5)
Total purchase consideration paid less noncontrolling interest	$3,168.5
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

(2)
Fair value of finished goods inventory acquired included a step-up in the value of $88.5 million, of which $38.4 million and $68.3 million was amortized in the three and six months ended June 30, 2018 and included in "Cost of sales and services" on the condensed consolidated statements of income (loss). The remaining amount was amortized during 2017.

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

(6)
Represents both the short-term and long-term portion of the environmental obligations at certain sites of the acquired DuPont Crop Protection Business that is indemnified by DuPont as part of the Transaction Agreement. The indemnification asset was recorded within Other current assets and Other noncurrent assets.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the DuPont Crop Protection Business Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings used to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three and six month period below exclude transaction-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2017, nor are they indicative of future results of operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Pro forma Revenue (1)	$1,262.3	$1,143.1	$2,473.0	$2,186.1
Pro forma Diluted earnings per share from continuing operations (1)	1.00	1.55	2.91	2.94
____________________

(1)	For the three and six months ended June 30, 2018, pro forma results and actual results are the same.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition and separation activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business Acquisition, we have incurred to date, and expect to incur, costs associated with integrating the DuPont Crop Protection Business, planning for the exit of the transitional service agreement as well as implementation of a new worldwide ERP system as a result of the transitional service agreement exit, the majority of which will be capitalized in accordance with the relevant accounting literature. These costs have been and are expected to be significant. The following table summarizes the costs incurred associated with these activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Transaction-related charges
Acquisition-related charges - DuPont Crop
Legal and professional fees (1)	$28.2	$20.7	$47.8	$29.9
Inventory fair value amortization (2)	38.4	—	68.3	—
Separation-related charges - Lithium
Legal and professional fees (1)	$5.3	$—	$8.0	$—
Total Transaction-related charges	$71.9	$20.7	$124.1	$29.9

Restructuring charges and asset disposals
DuPont Crop restructuring	$71.5	$—	$72.5	$—
Total DuPont Crop restructuring charges (3)	$71.5	$—	$72.5	$—
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

(3)	See Note 9 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the consolidated statements of income (loss).

Note 5: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2017	$1,198.9	$—	$1,198.9
Purchase price allocation adjustments (See Note 4)	48.6	—	48.6
Foreign currency and other adjustments	(10.3)	—	(10.3)
Balance, June 30, 2018	$1,237.2	$—	$1,237.2
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2018.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	June 30, 2018			December 31, 2017
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,145.3	$(100.7)	$1,044.6	$1,122.5	$(73.3)	$1,049.2
Patents	2.0	(0.6)	1.4	2.0	(0.6)	1.4
Brands (1)	15.1	(6.3)	8.8	15.7	(6.2)	9.5
Purchased and licensed technologies	57.0	(30.5)	26.5	57.3	(28.9)	28.4
Other intangibles	3.0	(2.1)	0.9	2.9	(2.0)	0.9
	$1,222.4	$(140.2)	$1,082.2	$1,200.4	$(111.0)	$1,089.4

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,136.1		$1,136.1
Brands (1) (3)	394.8		394.8	405.6		405.6
In-process research & development	0.7		0.7	0.7		0.7
	$1,654.6		$1,654.6	$1,542.4		$1,542.4
Total intangible assets	$2,877.0	$(140.2)	$2,736.8	$2,742.8	$(111.0)	$2,631.8
____________________

(1)	Represents trademarks, trade names and know-how.

(2)	Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.

(3)	The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.

At June 30, 2018, the finite-lived and indefinite-lived intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite-lived
FMC Agricultural Solutions	$1,081.2	$1,654.6
FMC Lithium	1.0	—
Total	$1,082.2	$1,654.6

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Amortization expense	$17.6	$5.2	$31.1	$10.3

The full year estimated pre-tax amortization expense for the year ended December 31, 2018 and each of the succeeding five years is $63.1 million, $62.9 million, $62.7 million, $62.6 million, $62.6 million, and $62.5 million, respectively.

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Balance, December 31, 2016	$17.6
Additions - charged to expense	8.4
Transfer from (to) allowance for credit losses (see below)	9.5
Net recoveries, write-offs and other	3.2
Balance, December 31, 2017	$38.7
Additions - charged to expense	6.3
Transfer from (to) allowance for credit losses (see below)	(2.5)
Net recoveries, write-offs and other	(1.1)
Balance, June 30, 2018	$41.4

The Company has non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $99.9 million as of June 30, 2018. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheet.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2016	$49.1
Additions - charged to expense	13.7
Transfer from (to) allowance for doubtful accounts (see above)	(9.5)
Net recoveries, write-offs and other	(6.2)
Balance, December 31, 2017	$47.1
Additions - charged to expense	9.5
Transfer from (to) allowance for doubtful accounts (see above)	2.5
Net recoveries, write-offs and other	(7.3)
Balance, June 30, 2018	$51.8

Note 7: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2018	December 31, 2017
Finished goods	$370.6	$353.7
Work in process	459.7	542.4
Raw materials, supplies and other	258.1	224.1
First-in, first-out inventory	$1,088.4	$1,120.2
Less: Excess of first-in, first-out cost over last-in, first-out cost	(129.7)	(127.7)
Net inventories	$958.7	$992.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2018	December 31, 2017
Property, plant and equipment	$1,487.1	$1,461.1
Accumulated depreciation	(472.8)	(435.9)
Property, plant and equipment, net	$1,014.3	$1,025.2

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Restructuring charges and asset disposals	$76.8	$2.7	$81.5	$2.7
Other charges (income), net	4.2	4.2	(78.2)	12.5
Total restructuring and other charges (income)	$81.0	$6.9	$3.3	$15.2

Restructuring charges and asset disposals

For detail on restructuring activities which commenced prior to 2018, see Note 7 to our consolidated financial statements included with our 2017 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
DuPont Crop restructuring	$8.3	$3.1	$60.1	$71.5
Other items	2.8	—	2.5	5.3
Three Months Ended June 30, 2018	$11.1	$3.1	$62.6	$76.8

Other items	$—	$—	$2.7	$2.7
Three Months Ended June 30, 2017	$—	$—	$2.7	$2.7

DuPont Crop restructuring	$8.3	$3.1	$61.1	$72.5
Lithium restructuring	—	1.9	0.2	2.1
Other items	2.8	1.6	2.5	6.9
Six Months Ended June 30, 2018	$11.1	$6.6	$63.8	$81.5

Other Items	$—	$—	$2.7	$2.7
Six Months Ended June 30, 2017	$—	$—	$2.7	$2.7
____________________

(1)	Represents severance and employee benefit charges.

(2)	Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs.

(3)
Primarily represents asset write-offs, accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

2018 Restructuring Activities
DuPont Crop Restructuring

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On November 1, 2017, we completed the acquisition of the DuPont Crop Protection Business. See Note 4 for more details. As we integrate the DuPont Crop Protection Business into our existing FMC Agricultural Solutions segment, we have started to and continue to expect to engage in various restructuring activities. These restructuring activities may include workforce reductions, relocation of current operating locations, lease and other contract termination costs and fixed asset accelerated depreciation as well as other asset disposal charges at several of our FMC Agricultural Solutions' operations. Details of key activities to date are as follows.

Subsequent to the acquisition, we conducted an in-depth analysis of key competitive capabilities of the combined business in India which resulted in a significant change to how we operate in the market and therefore a restructuring of our business in India. On July 3, 2018, we announced the adoption of an innovation-focused product strategy that uses a unique market access model anchored by our Super Distributors rather than the vast customer base we served prior to the DuPont Crop Protection Acquisition. Additionally, we rationalized our product portfolio and decisively exited a vast majority of the low margin product range. As a result of the change to our market access, we incurred charges of approximately $55 million, which primarily included the write-off of stranded accounts receivables and inventory. We also had workforce reductions which resulted in severance charges of $3.1 million.

As part of the acquisition, we acquired the Stine R&D facilities ("Stine") from DuPont. Due to its proximity to our previously existing Ewing R&D center ("Ewing"), in March 2018, we decided to migrate our Ewing R&D activities and employees into the newly acquired Stine facilities. As a result of this decision, we are accelerating the depreciation of certain fixed assets that will no longer be used when we exit the facility. We incurred $7.3 million and $8.3 million in the three and six months ended June 30, 2018, respectively, and expect to incur approximately $15 million in total accelerated depreciation charges during 2018. We expect to exit the facility by the end of the third quarter of 2018. Additionally, we incurred severance and other related charges of $4.3 million for the three and six months ended June 30, 2018.

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

(in Millions)	Balance at 12/31/17 (2)	Change in reserves (3)	Cash payments	Other	Balance at 6/30/18 (2)
DuPont Crop restructuring	$—	$11.4	$(3.6)	$(1.7)	$6.1
Cheminova restructuring	1.2	—	(1.2)	—	—
Lithium restructuring	3.0	1.9	(0.6)	0.1	4.4
Other workforce related and facility shutdowns (1)	2.3	4.4	(3.3)	(1.5)	1.9
Total	$6.5	$17.7	$(8.7)	$(3.1)	$12.4
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(3)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in the above tables.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Environmental charges, net	$4.2	$3.3	$6.8	$5.6
European herbicide portfolio sale	—	—	(85.0)	—
Other items, net	—	0.9	—	6.9
Other charges (income), net	$4.2	$4.2	$(78.2)	$12.5

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 for additional details.

European Herbicide Portfolio Sale
On February 1, 2018, we sold a portion of our European herbicide portfolio to Nufarm Limited. Refer to Note 4 for more information. The gain on sale is recorded within "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss). Proceeds from this sale are included in investing activities on the condensed consolidated statements of cash flows.

Other items, net
Other items, net for the three and six months ended June 30, 2017 primarily relate to exit costs resulting from the termination and deconsolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment.

Note 10: Debt
Debt maturing within one year:

(in Millions)	June 30, 2018	December 31, 2017
Short-term foreign debt (1)	$87.7	$91.4
Total short-term debt	$87.7	$91.4
Current portion of long-term debt	86.8	101.2
Total short-term debt and current portion of long-term debt	$174.5	$192.6
____________________

(1)	At June 30, 2018, the average interest rate on the borrowings was 8.1%.

Long-term debt:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2018
	Interest Rate Percentage	Maturity Date	June 30, 2018	December 31, 2017
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.7 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $0.9 and $1.1, respectively)	3.95 - 5.2%	2019 - 2024	999.1	998.9
2014 Term Loan Facility	3.3%	2020	450.0	450.0
2017 Term Loan Facility	3.3%	2022	1,400.0	1,500.0
Revolving Credit Facility (1)	4.6%	2022	—	—
Foreign debt	0 - 7.2%	2018 - 2024	90.5	106.9
Debt issuance cost			(11.5)	(13.2)
Total long-term debt			$2,979.7	$3,094.2
Less: debt maturing within one year			86.8	101.2
Total long-term debt, less current portion			$2,892.9	$2,993.0
____________________

(1)	Letters of credit outstanding under our Revolving Credit Facility totaled $202.0 million and available funds under this facility were $1,298.0 million at June 30, 2018.

Covenants
Among other restrictions, our Revolving Credit Facility and both 2014 and 2017 Term Loan Facilities contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2018 was 2.6, which is below the maximum leverage of 4.75 at June 30, 2018. Our actual interest coverage for the four consecutive quarters ended June 30, 2018 was 10.4, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2018.

Note 11: Discontinued Operations
FMC Health and Nutrition:
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax). During the six months ended June 30, 2018, we recorded an additional gain on sale of $17 million, net of tax as a result of the working capital settlement. In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by us to DuPont for up to 24 months after closing, with an optional six months extension. These services include information technology services, accounting, human resource and facility services among other services, while DuPont assumes the operations of FMC Health and Nutrition.
As discussed in Note 4, certain sites were to transfer to us at a later date due to various local timing constraints. In May 2018, the last site transferred to DuPont. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the three and six months ended June 30, 2018:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$0.9	$162.1	$3.8	$338.8
Costs of sales and services	1.2	95.9	4.0	207.3

Income (loss) from discontinued operations before income taxes (1)	$5.6	$39.7	$2.5	$75.2
Provision (benefit) for income taxes (2)	2.0	13.5	1.4	40.2
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (3)	$3.6	$26.2	$1.1	$35.0
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes	0.6	—	16.8	—
Divestiture related costs of discontinued operations of FMC Health and Nutrition, net of income taxes	0.2	(3.3)	(0.3)	(9.5)
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (4)	—	13.8	—	(150.9)
Discontinued operations of FMC Health and Nutrition, net of income taxes	$4.4	$36.7	$17.6	$(125.4)
Less: Discontinued operations of FMC Health and Nutrition attributable to noncontrolling interests	—	0.1	—	—
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$4.4	$36.6	$17.6	$(125.4)
____________________

(1)
Results for the three and six months June 30, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business. For the three months ended June 30, 2017, amounts include $5.4 million of allocated interest expense and $1.3 million of restructuring and other charges (income). For the six months ended June 30, 2017, amounts include $10.4 million of allocated interest expense, $3.1 million of restructuring and other charges (income), and $3.9 million of a pension curtailment charge. See Note 15 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)	Includes the accrual for income taxes of $17.8 million associated with unremitted earnings of foreign FMC Health and Nutrition subsidiaries held for sale for the six months ended June 30, 2017.

(3)
In accordance with U.S. GAAP, effective March 2017 we stopped amortizing and depreciating all assets classified as held for sale. Assets held for sale under U.S. GAAP are required to be reported at the lower of carrying value or fair value, less costs to sell. However, the fair value of the Omega-3 business, which was previously part of the broader FMC Health and Nutrition reporting unit, was significantly less than its carrying value, which included accumulated foreign currency translation adjustments that were subsequently reclassified to earnings after completion of the sale.

(4)
Represents the impairment charge for the six months ended June 30, 2017 of approximately $171 million ($151 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

(in Millions)	June 30, 2018	December 31, 2017
Assets
Current assets of discontinued operations held for sale (1)	$—	$7.2
Property, plant and equipment	—	0.1
Total assets of discontinued operations held for sale (2)	$—	$7.3
Liabilities
Current liabilities of discontinued operations held for sale	$—	$(1.3)
Total liabilities of discontinued operations held for sale (3)	$—	$(1.3)
Total net assets (4)	$—	$6.0
____________________

(1)	Primarily consists of trade receivables and inventories.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(2)	Presented as "Current assets of discontinued operations held for sale" on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

(3)	Presented as "Current liabilities of discontinued operations held for sale" on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

(4)
In connection with the divestiture of FMC Health and Nutrition, certain sites transferred to DuPont subsequent to November 1, 2017 due to various local timing constraints. Amounts at December 31, 2017 represent the net assets of FMC Health and Nutrition ultimately transferred to DuPont subsequent to the closing date in 2018.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $0.5 and ($0.5) for the three and six months ended June 30, 2018 and ($1.7) and ($0.4) for the three and six months ended 2017, respectively	$(2.5)	$2.1	$1.1	$1.7
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.9 and $1.4 for the three and six months ended June 30, 2018 and $3.5 and $4.5 for the three and six months ended 2017, respectively (1)	(1.8)	(7.9)	(5.0)	(10.7)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.6 and $3.4 for the three and six months ended June 30, 2018 and $2.3 and $4.2 for the three and six months ended 2017, respectively	(6.1)	(4.3)	(13.2)	(7.8)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($2.0) and ($4.6) for the three and six months ended June 30, 2018 and ($12.5) and ($17.6) for the three and six months ended 2017, respectively	4.4	36.7	17.6	(125.4)
Discontinued operations, net of income taxes	$(6.0)	$26.6	$0.5	$(142.2)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2018 in Note 12.

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2017	$432.1	$(13.9)	$418.2
Provision (Benefit)	13.2	—	13.2
(Spending) Recoveries	(20.1)	—	(20.1)
Foreign currency translation adjustments	(1.9)	—	(1.9)
Net change	$(8.8)	$—	$(8.8)
Total environmental reserves at June 30, 2018	$423.3	$(13.9)	$409.4

Environmental reserves, current (1)	$90.7	$(1.8)	$88.9
Environmental reserves, long-term (2)	332.6	(12.1)	320.5
Total environmental reserves at June 30, 2018	$423.3	$(13.9)	$409.4
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $200 million at June 30, 2018. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2017	Increase in recoveries	Cash received	6/30/2018
Environmental recoveries	$32.3	—	(3.9)	$28.4

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Environmental provisions, net - recorded to liabilities (1)	$6.9	$15.1	$13.2	$21.2
Environmental provisions, net - recorded to assets (2)	—	(0.4)	—	(0.4)
Environmental provision, net	$6.9	$14.7	$13.2	$20.8

Continuing operations (3)	$4.2	$3.3	$6.8	$5.6
Discontinued operations (4)	2.7	11.4	6.4	15.2
Environmental provision, net	$6.9	$14.7	$13.2	$20.8
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

Middleport
Middleport Litigation
In the federal court action before the United States District Court for the Western District of New York, FMC responded to the Court’s dismissal of FMC’s action by filing a Motion to Vacate Judgment and For Leave to Amend Complaint on March 2, 2017. The purpose of this motion is to allow FMC to amend its Complaint to add a citizen’s suit under RCRA against the United States for the Environmental Protection Agency's ("EPA") failure to perform its nondiscretionary duties under the 1991 Administrative Order on Consent ("AOC"). Simultaneously, FMC served the EPA with a 60-day notice letter, which is a procedural precursor to filing the citizen’s suit complaint. On June 7, 2018, the District Court denied FMC’s motion.

Oral arguments in the New York State Department of Environmental Conservation ("NYSDEC") appeal of the Appellate Division decision was held on March 21, 2018. On May 1, 2018, the Court issued its opinion reversing the Appellate Division’s decision and holding that NYSDEC has the authority to unilaterally spend state superfund money to cleanup sites and then seek

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

reimbursement from FMC in a separate proceeding. The Company will have the opportunity to dispute the liability for, and the amount of, the costs in that proceeding.

NYSDEC has elected to unilaterally implement the remedy outside of the framework of the AOC, which is also inconsistent with the National Contingency Plan, but has not yet brought a cost recovery action against FMC. FMC’s reserves continue to reflect the reasonably estimable amount necessary to perform the remedy recommended in the Corrective Measure Study report submitted pursuant to the AOC. Our estimated reasonably possible environmental loss contingencies exposure continues to reflect the additional costs that NYSDEC may claim they are entitled to in the cost recovery action.

Note 13: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2018, there were 0.2 million and 0.2 million potential common shares excluded from Diluted EPS, respectively. There were no potential common shares excluded from Diluted EPS for the three months ended June 30, 2017. For the six months ended June 30, 2017 there were 0.8 million potential common shares excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$135.7	$48.2	$396.4	$92.7
Discontinued operations, net of income taxes	(6.0)	26.5	0.5	(142.2)
Net income (loss) attributable to FMC stockholders	$129.7	$74.7	$396.9	$(49.5)
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.6)	(0.2)	(1.7)	(0.4)
Net income (loss) allocable to common stockholders	$129.1	$74.5	$395.2	$(49.9)

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.00	$0.36	$2.93	$0.69
Discontinued operations	(0.04)	0.20	—	(1.06)
Net income (loss) attributable to FMC stockholders	$0.96	$0.56	$2.93	$(0.37)

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.00	$0.36	$2.91	$0.69
Discontinued operations	(0.04)	0.20	—	(1.06)
Net income (loss) attributable to FMC stockholders	$0.96	$0.56	$2.91	$(0.37)

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,767	134,237	134,674	134,095
Weighted average additional shares assuming conversion of potential common shares	1,479	1,366	1,517	1,233
Shares – diluted basis	136,246	135,603	136,191	135,328

Note 14: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2,681.8	$25.3	$2,707.1
Net income (loss)	396.9	5.2	402.1
Stock compensation plans	20.2	—	20.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	6.8	—	6.8
Net hedging gains (losses) and other, net of income tax (1)	7.7	—	7.7
Foreign currency translation adjustments (1)	(67.4)	(1.0)	(68.4)
Dividends ($0.165 per share)	(44.6)	—	(44.6)
Repurchases of common stock	(5.2)	—	(5.2)
Balance at June 30, 2018	$2,996.2	$29.5	$3,025.7
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications (3)	(67.4)	9.4	—	(58.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.7)	6.8	5.1
Accumulated other comprehensive income (loss), net of tax at June 30, 2018	$(73.6)	$12.9	$(232.5)	$(293.2)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications (3)	116.3	(1.5)	2.6	117.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	7.8	7.6
Accumulated other comprehensive income (loss), net of tax at June 30, 2017	$(77.7)	$5.4	$(281.1)	$(353.4)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Derivative instruments
Foreign currency contracts	$4.3	$(2.0)	$2.4	$(4.5)	Costs of sales and services
Energy contracts	—	(0.1)	—	0.8	Costs of sales and services
Foreign currency contracts	(1.7)	1.7	(0.3)	4.0	Selling, general and administrative expenses
Other contracts	—	—	—	—	Interest expense, net
Total before tax	$2.6	$(0.4)	$2.1	$0.3
	(0.5)	0.1	(0.4)	(0.1)	Provision for income taxes
Amount included in net income (loss)	$2.1	$(0.3)	$1.7	$0.2

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.1)	$(0.2)	$(0.3)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.5)	(3.4)	(7.1)	(6.8)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	(0.4)	(0.8)	(1.3)	(4.7)	Selling, general and administrative expenses (3)
Total before tax	$(4.0)	$(4.3)	$(8.6)	$(11.8)
	0.2	1.4	1.8	4.0	Provision for income taxes
Amount included in net income (loss)	$(3.8)	$(2.9)	$(6.8)	$(7.8)
Total reclassifications for the period	$(1.7)	$(3.2)	$(5.1)	$(7.6)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

(3)
The loss due to curtailment for the six months ended June 30, 2017 related to the disposal of FMC Health and Nutrition was recorded to "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss).

Dividends and Share Repurchases
For the six months ended June 30, 2018 and 2017, we paid dividends of $44.6 million and $44.3 million, respectively. On July 19, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of June 29, 2018. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2018.

During the six months ended June 30, 2018, no shares were repurchased under the publicly announced repurchase program. At June 30, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.5	$1.7	$—	$—	$3.2	$3.8	$—	$—
Interest cost	11.4	11.1	0.2	0.2	22.8	22.5	0.3	0.4
Expected return on plan assets	(15.8)	(19.8)	—	—	(31.6)	(39.7)	—	—
Amortization of prior service cost (credit)	0.1	0.1	—	—	0.2	0.3	—	—
Recognized net actuarial and other (gain) loss	4.2	3.8	(0.2)	(0.2)	8.3	7.8	(0.4)	(0.5)
Recognized loss due to settlement (1)	0.4	0.8	—	—	1.3	0.8	—	—
Net periodic benefit cost (income)	$1.8	$(2.3)	$—	$—	$4.2	$(4.5)	$(0.1)	$(0.1)
____________________

(1)	Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

In the six months ended June 30, 2017 we recognized a curtailment loss of $3.9 million associated with the expected disposal of our FMC Health and Nutrition business, which was recorded within "Discontinued operations, net of income taxes" within the condensed consolidated statements of income (loss).
We made voluntary cash contributions to our U.S. defined benefit pension plan in the six months ended June 30, 2018 and 2017 of $15.0 million and $24.0 million, respectively. We expect to make approximately $30 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2018.

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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the Company does not have the necessary information available, prepared, or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. As of June 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the period ending December 31, 2017, we recognized a provisional amount of $315.9 million as our reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in our consolidated financial statements. The $315.9 million is comprised of an increase to tax expense of $202.7 million for the net transition tax to be paid over eight years and $113.2 million of additional tax expense from the remeasurement of our U.S. net deferred tax assets.
For the six months ended June 30, 2018, we recorded an adjustment to our provisional tax expense of $0.8 million of income tax expense pertaining to a change in the estimated impact of the remeasurement of the Company’s U.S. net deferred tax assets. We will continue to refine our calculations as additional information is obtained and analyzed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS and state taxing authorities will implement tax reform, such as guidance with respect to foreign sourced earnings, executive compensation, and transition tax; the completion of our 2017 U.S. federal and state tax return filings; and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be finalized during the fourth quarter of 2018.

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
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

	Three Months Ended June 30,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$140.1	$1.6	1.1%	$52.0	$3.3	6.3%
Discrete items:
Transaction-related charges (1)	$5.3	$1.0		$20.7	$6.5
Currency remeasurement (2)	2.8	0.7		6.4	1.6
Other discrete items (3)	123.1	24.8		49.4	1.2
Tax only discrete items (4)	—	12.2		—	5.1
Total discrete items	$131.2	$38.7		$76.5	$14.4
Continuing operations, before discrete items	$271.3	$40.3		$128.5	$17.7
Estimated Annualized Effective Tax Rate (EAETR) (5)			14.9%			13.8%

	Six Months Ended June 30,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$471.9	$70.3	14.9%	$106.4	$12.7	11.9%
Discrete items:
Transaction-related charges (1)	$8.0	$1.6		$29.9	$9.1
Currency remeasurement (2)	3.3	1.6		11.5	4.2
Other discrete items (3)	71.6	7.1		87.4	3.3
Tax only discrete items (4)	—	4.8		—	1.1
Total discrete items	$82.9	$15.1		$128.8	$17.7
Continuing operations, before discrete items	$554.8	$85.4		$235.2	$30.4
Estimated Annualized Effective Tax Rate (EAETR) (5)			15.4%			12.9%

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

___________________

(1)	See Note 4 for more information on transaction-related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. During the three months ended June 30, 2018, other discrete items were materially comprised of restructuring charges and other integration related costs associated with the acquired DuPont Crop Protection Business and the discrete accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. During the six months ended June 30, 2018, other discrete items also included the gain attributable to the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited recorded in the first quarter. See Note 4 for additional information on the Company’s Nufarm divestment. For the three and six months ended June 30, 2017, the other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for the excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.

(4)
For the three and six months ended June 30, 2017 and June 30, 2018, tax only discrete items are comprised of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability of certain deferred tax assets, changes in uncertain tax liabilities and related interest, excess tax benefits associated with share-based compensation, and changes in prior year estimates of subsidiary tax liabilities.

(5)
The primary drivers for the increase in the second quarter effective tax rate for 2018 as compared to 2017 are shown in the table above. The remaining change was due to the integration of the DuPont Crop Protection Business into our global supply chain as well as the effect of the global intangible low-taxed income (GILTI) provisions of the Act.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $3,098.1 million and $3,250.6 million and the carrying amount is $3,067.4 million and $3,185.6 million as of June 30, 2018 and December 31, 2017, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2017 Form 10-K.

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
As of June 30, 2018, we had open foreign currency forward contracts and options in AOCI in a net after tax gain position of $11.9 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts and options hedge forecasted transactions until December 31, 2018. At June 30, 2018, we had open forward contracts and options designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $567.8 million.
As of June 30, 2018, we had open interest rate contracts in AOCI in a net after tax loss position of less than $0.1 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt. At June 30, 2018 we had interest rate swap contracts outstanding with a total aggregate notional value of $200.0 million.
As of June 30, 2018, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2018, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately all of the $11.9 million net gains after-tax, representing open foreign currency exchange contracts, interest rate contracts, and commodity contracts, will be realized in earnings during the twelve months ending June 30, 2019 if spot rates in the future are consistent with forward rates as of June 30, 2018. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,244.8 million at June 30, 2018.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$18.9	$1.8	$20.7	$(8.1)	$12.6
Interest rate contracts	—	—	—	—	—
Total derivative assets (1)	$18.9	$1.8	$20.7	$(8.1)	$12.6

Foreign exchange contracts	$(8.1)	$—	$(8.1)	$8.1	$—
Interest rate contracts	—	—	—	—	—
Total derivative liabilities (2)	$(8.1)	$—	$(8.1)	$8.1	$—

Net derivative assets (liabilities)	$10.8	$1.8	$12.6	$—	$12.6

	December 31, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$7.0	$1.2	$8.2	$(1.5)	$6.7
Total derivative assets (1)	$7.0	$1.2	$8.2	$(1.5)	$6.7

Foreign exchange contracts	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)
Total derivative liabilities (2)	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)

Net derivative assets (liabilities)	$3.4	$1.0	$4.4	$—	$4.4
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30,
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Unrealized hedging gains (losses) and other, net of tax	$7.8	$(2.5)	$—	$(0.1)	$—	$—	$7.8	$(2.6)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	(2.0)	0.2	—	0.1	—	—	(2.0)	0.3
Total derivative instrument impact on comprehensive income, net of tax	$5.8	$(2.3)	$—	$—	$—	$—	$5.8	$(2.3)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Six Months Ended June 30,
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Unrealized hedging gains (losses) and other, net of tax	$9.4	$(0.6)	$—	$(0.9)	$—	$—	$9.4	$(1.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	(1.7)	0.3	—	(0.5)	0.1	—	(1.6)	(0.2)
Ineffective portion (1)	(0.1)	—	—	—	—	—	(0.1)	—
Total derivative instrument impact on comprehensive income, net of tax	$7.6	$(0.3)	$—	$(1.4)	$0.1	$—	$7.7	$(1.7)
___________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2018	2017	2018	2017
Foreign exchange contracts	Cost of sales and services	$(7.6)	$(4.2)	$(8.8)	$(10.5)
Total		$(7.6)	$(4.2)	$(8.8)	$(10.5)
___________________

(1)	Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. During the periods presented there were no transfers between fair value hierarchy levels.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$12.6	$—	$12.6	$—
Derivatives – Interest Rate (1)	—	—	—
Other (2)	21.4	21.4	—	—
Total assets	$34.0	$21.4	$12.6	$—

Liabilities
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Derivatives – Interest Rate (1)	—	—	—
Other (3)	34.9	29.7	5.2	—
Total liabilities	$34.9	$29.7	$5.2	$—

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$6.7	$—	$6.7	$—
Other (2)	30.1	30.1	—	—
Total assets	$36.8	$30.1	$6.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$2.3	$—	$2.3	$—
Other (3)	46.6	38.8	7.8	—
Total liabilities	$48.9	$38.8	$10.1	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2017. There were no non-recurring fair value measurements of assets and liabilities in the condensed consolidated balance sheets during the six months ended June 30, 2018.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2018. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$45.3
Other debt guarantees (2)	4.2
Total	$49.5
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This short-term amount is recorded within “Guarantees of vendor financing” on the condensed consolidated balance sheets.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 19: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
FMC Agricultural Solutions	$1,154.4	$582.8	$2,262.3	$1,113.2
FMC Lithium	107.9	74.0	210.7	139.6
Total	$1,262.3	$656.8	$2,473.0	$1,252.8
Earnings before interest, taxes and depreciation and amortization (EBITDA)
FMC Agricultural Solutions	$343.5	$113.6	$699.9	$215.4
FMC Lithium	51.2	27.7	101.5	53.5
Corporate and other	(23.9)	(26.1)	(50.8)	(47.1)
Operating profit before the items listed below	$370.8	$115.2	$750.6	$221.8
Depreciation and amortization	(43.2)	(22.5)	(82.3)	(46.1)
Interest expense, net	(34.4)	(17.2)	(68.3)	(32.9)
Restructuring and other (charges) income (1)	(81.0)	(6.9)	(3.3)	(15.2)
Non-operating pension and postretirement (charges) income (2)	(0.2)	4.1	(0.7)	8.7
Transaction-related charges (3)	(71.9)	(20.7)	(124.1)	(29.9)
(Provision) benefit for income taxes	(1.6)	(3.3)	(70.3)	(12.7)
Discontinued operations, net of income taxes	(6.0)	26.6	0.5	(142.2)
Net income attributable to noncontrolling interests	(2.8)	(0.6)	(5.2)	(1.0)
Net income (loss) attributable to FMC stockholders	$129.7	$74.7	$396.9	$(49.5)
____________________

(1)
See Note 9 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. The following provides the detail of the (charges) income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
FMC Agricultural Solutions	$(74.3)	$(0.2)	$8.1	$(4.7)
FMC Lithium	—	—	(2.1)	—
Corporate	(6.7)	(6.7)	(9.3)	(10.5)
Restructuring and other (charges) income	$(81.0)	$(6.9)	$(3.3)	$(15.2)

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

(3)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with acquisitions and separation activities. Amounts represent the following:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Transaction-related charges
Acquisition-related charges - DuPont Crop
Legal and professional fees (1)	$28.2	$20.7	$47.8	$29.9
Inventory fair value amortization (2)	38.4	—	68.3	—
Separation-related charges - Lithium
Legal and professional fees (1)	$5.3	$—	$8.0	$—
Total Transaction-related charges	$71.9	$20.7	$124.1	$29.9
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

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
Second Quarter 2018 Highlights

The following are the more significant developments in our businesses during the three months ended June 30, 2018:

•
Revenue of $1,262.3 million for the three months ended June 30, 2018 increased $605.5 million or 92 percent versus the same period last year. The increase in revenue was primarily attributable to FMC Agricultural Solutions and the acquisition of the DuPont Crop Protection Business, which was completed in November 2017. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Asia increased 148 percent, sales in North America increased by 90 percent, sales in Latin America increased 55 percent, and sales in Europe, Middle East and Africa ("EMEA") increased by 73 percent.

•
Our gross margin, excluding transaction-related charges, of $582.5 million increased versus the prior year's second quarter by $348.1 million. Gross margin percent, excluding transaction-related charges, of 46 percent also increased compared to 36 percent in the prior year primarily due to higher margin products within FMC Agricultural Solutions as well as higher prices in FMC Lithium.

•
Selling, general and administrative expenses, excluding transaction-related charges, increased by approximately $68.1 million or 62 percent to $177.9 million due to the acquisition of the DuPont Crop Protection Business, which is being integrated into our FMC Agricultural Solutions segment.

•
Research and development expenses of $77.0 million increased $45.0 million or approximately 141 percent. The increase was due to investments in discovery and product development from the recently acquired state of the art facilities from the DuPont Crop Protection Business Acquisition.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $242.0 million increased compared to the prior year amount of $64.8 million primarily due to higher results in both FMC Agricultural Solutions and FMC Lithium. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

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

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
FMC Agricultural Solutions	$1,154.4	$582.8	$2,262.3	$1,113.2
FMC Lithium	107.9	74.0	210.7	139.6
Total	$1,262.3	$656.8	$2,473.0	$1,252.8
Earnings before interest, taxes and depreciation and amortization (EBITDA)
FMC Agricultural Solutions	$343.5	$113.6	$699.9	$215.4
FMC Lithium	51.2	27.7	101.5	53.5
Corporate and other	(23.9)	(26.1)	(50.8)	(47.1)
Operating profit before the items listed below	$370.8	$115.2	$750.6	$221.8
Depreciation and amortization	(43.2)	(22.5)	(82.3)	(46.1)
Interest expense, net	(34.4)	(17.2)	(68.3)	(32.9)
Restructuring and other (charges) income (1)	(81.0)	(6.9)	(3.3)	(15.2)
Non-operating pension and postretirement (charges) income (2)	(0.2)	4.1	(0.7)	8.7
Transaction-related charges (3)	(71.9)	(20.7)	(124.1)	(29.9)
(Provision) benefit for income taxes	(1.6)	(3.3)	(70.3)	(12.7)
Discontinued operations, net of income taxes	(6.0)	26.6	0.5	(142.2)
Net income attributable to noncontrolling interests	(2.8)	(0.6)	(5.2)	(1.0)
Net income (loss) attributable to FMC stockholders (GAAP)	$129.7	$74.7	$396.9	$(49.5)
____________________
(1)    See Note 9 for details of restructuring and other (charges) income. Below provides the detail of the (charges) income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
FMC Agricultural Solutions	$(74.3)	$(0.2)	$8.1	$(4.7)
FMC Lithium	—	—	(2.1)	—
Corporate	(6.7)	(6.7)	(9.3)	(10.5)
Restructuring and other (charges) income	$(81.0)	$(6.9)	$(3.3)	$(15.2)

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

(3)	Charges relate to the expensing of the integration related legal and professional third-party fees associated with acquisitions and separation activities. Amounts represent the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Transaction-related charges
Acquisition-related charges - DuPont Crop
Legal and professional fees (1)	$28.2	$20.7	$47.8	$29.9
Inventory fair value amortization (2)	38.4	—	68.3	—
Separation-related charges - Lithium
Legal and professional fees (1)	$5.3	$—	$8.0	$—
Total Transaction-related charges	$71.9	$20.7	$124.1	$29.9
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to FMC stockholders (GAAP)	$129.7	$74.7	$396.9	$(49.5)
Corporate special charges (income), pre-tax (1)	153.1	23.5	128.1	36.4
Income tax expense (benefit) on Corporate special charges (income) (2)	(37.2)	(8.1)	(29.9)	(12.5)
Corporate special charges (income), net of income taxes	$115.9	$15.4	$98.2	$23.9
Discontinued operations attributable to FMC Stockholders, net of income taxes	6.0	(26.5)	(0.5)	142.2
Non-GAAP tax adjustments (3)	(9.6)	1.2	(1.9)	6.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$242.0	$64.8	$492.7	$123.2
____________________

(1)	Represents restructuring and other charges (income), non-operating pension and postretirement charges (income) and transaction-related charges.

(2)
The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(3)
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
FMC Agricultural Solutions

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Revenue	$1,154.4	$582.8	$2,262.3	$1,113.2
Segment EBITDA	343.5	113.6	699.9	215.4

Three Months Ended June 30, 2018 vs. 2017
Revenue of $1,154.4 million increased $571.6 million, or 98 percent versus the prior year quarter. The increase was primarily due to the revenue from the DuPont Crop Protection Acquisition, which was completed on November 1, 2017, and contributed approximately $555 million of the increase.
Segment EBITDA of $343.5 million increased by $229.9 million, or 202 percent, compared to the prior year quarter. The increase was primarily driven by the addition of the results from the acquired DuPont Crop Protection Business.

Six Months Ended June 30, 2018 vs. 2017
Revenue of $2,262.3 million increased $1,149.1 million, or 103 percent versus the prior year period. The increase was primarily due to the revenue from the DuPont Crop Protection Acquisition, which was completed on November 1, 2017, and contributed approximately $1,127 million of the increase.
Segment EBITDA of $699.9 million increased by $484.5 million, or 225 percent, compared to the prior year period. The increase was primarily driven by the addition of the results from the acquired DuPont Crop Protection Business.
Refer to the FMC Agricultural Solutions Pro Forma Financial Results with the DuPont Crop Protection Business section below for further discussion.

FMC Agricultural Solutions Pro Forma Financial Results with the DuPont Crop Protection Business

We began to present pro forma combined results for the FMC Agricultural Solutions segment in the first quarter of 2018. We believe that reviewing our operating results by combining actual and pro forma results for the FMC Agricultural Solutions segment is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of this segment. Our pro forma segment information will include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. Our pro forma data will also be adjusted for the effects of acquisition accounting but will not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented will not necessarily be indicative of what our results would have been had we operated the DuPont Crop Protection Business since January 1, 2017, nor our future results.

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$1,154.4	$582.8	$2,262.3	$1,113.2
Revenue, DuPont Crop Protection Business, pro forma (2)	—	486.3	—	933.3
Pro Forma Combined, Revenue (3) (4)	$1,154.4	$1,069.1	$2,262.3	$2,046.5
EBITDA
EBITDA, FMC Agricultural Solutions, as reported (1)	$343.5	$113.6	$699.9	$215.4
EBITDA, DuPont Crop Protection Business, pro forma (2)	—	200.6	—	389.1
Pro Forma Combined, EBITDA (3) (4)	$343.5	$314.2	$699.9	$604.5
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the DuPont Crop Protection Acquisition from November 1, 2017 onward.

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

(4)	For the three and six months ended June 30, 2018, pro forma results and actual results are the same.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1) (2)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Europe, Middle East and Africa (EMEA) (3)	$293.8	$284.1	$692.6	$643.9
North America (4)	342.0	317.1	640.2	574.2
Latin America (5)	199.4	165.4	358.3	303.3
Asia (6)	319.2	302.5	571.2	525.1
Total FMC Agricultural Solutions Revenue	$1,154.4	$1,069.1	$2,262.3	$2,046.5
___________________

(1)	For the three and six months ended June 30, 2018, pro forma results and actual results are the same.

(2)
Combined revenue by region for the three and six months ended June 30, 2017 includes the results of the DuPont Crop Protection Business of approximately $486 million and $933 million, respectively, assuming the acquisition occurred on January 1, 2017. These amounts include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.

(3)
Increase in the three and six months ended June 30, 2018 was due to synergies contributing to higher sales particularly in insecticides partially offset by a shorter growing season and lower yields in Northern and Central Europe due to poor weather conditions.

(4)
Increase in the three and six months ended June 30, 2018 was due to volume growth of acquired products, strong demand from new herbicide products, and planted acres increasing for wheat, cotton and rice. These were partially offset by unfavorable weather during the period as well as unfavorable impacts from the delayed start to the season.

(5)
Increase in the three months ended June 30, 2018 was primarily due to strong legacy FMC herbicides and insecticides, and market growth in Mexico for fruits and vegetables. Increase in the six months ended June 30, 2018 was driven by both the volume growth in soybean crop as well as market growth in Mexico.

(6)
Increase for the three and six months ended June 30, 2018 was due to strong performance in rice insecticides in India and growth in rice herbicides in China which was partially offset by extreme drought conditions in Australia.

Pro Forma Combined Results - Three Months Ended June 30, 2018 vs. 2017
Pro forma combined revenue of $1,154.4 million increased by approximately 8 percent versus the prior year quarter. Refer to the FMC Agricultural Solutions Pro Forma Combined Revenue by Region chart above for further discussion.

Pro forma combined segment EBITDA of $343.5 million increased approximately 9 percent compared to the year-ago quarter. The increase was primarily driven by revenue growth as discussed above. Additionally, costs as a percentage of revenue slightly decreased, which also impacted results positively, due to cost control and synergies as we leveraged our existing sales and back office infrastructure as well as savings across procurement and plant services.  Raw material price increases have had a negative impact on results year over year. This is impacting the chemical industry broadly as the Chinese government has been shutting down industrial parks as part of their environmental program. So far, we have been able to mitigate and manage the impact on our ability to supply our customer due to our diversified supply chain network.

Pro Forma Combined Results - Six Months Ended June 30, 2018 vs. 2017
Pro forma combined revenue of $2,262.3 million increased by approximately 11 percent versus the prior year period. Refer to the FMC Agricultural Solutions Pro Forma Combined Revenue by Region chart above for further discussion.

Pro forma combined segment EBITDA of $699.9 million increased approximately 16 percent compared to the year-ago period. The increase was primarily driven by revenue growth as discussed above. Additionally, costs as a percentage of revenue slightly decreased, which also impacted results positively, due to cost control and synergies as we leveraged our existing sales and back office infrastructure as well as savings across procurement and plant services.  Raw material price increases have had a negative impact on results year over year. This is impacting the chemical industry broadly as the Chinese government has been shutting down industrial parks as part of their environmental program. So far, we have been able to mitigate and manage the impact on our ability to supply our customer due to our diversified supply chain network.

Outlook
For 2018, full-year segment revenue is expected to be approximately $4.10 billion to $4.30 billion and full-year segment EBITDA is expected to be in the range of $1.17 billion to $1.23 billion. Full-year depreciation and amortization is expected to be approximately $145 million.

FMC Lithium

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Revenue	$107.9	$74.0	$210.7	$139.6
Segment EBITDA	51.2	27.7	101.5	53.5

Three Months Ended June 30, 2018 vs. 2017
Revenue of $107.9 million increased by approximately 46 percent versus the prior-year quarter, driven by higher prices particularly in lithium hydroxide and higher volumes as a result of increasing carbonate production in Argentina. Higher pricing contributed 22 percent to the revenue increase and higher volumes impacted revenue by 22 percent. Foreign currency had a favorable impact on the change in revenue of 2 percent.
EBITDA of $51.2 million increased approximately $24 million versus the year ago quarter. The favorable pricing and higher volumes noted above impacted results by approximately $16 million and $8 million, respectively. Foreign currency had a favorable impact on the change of approximately $1 million. These were offset by the increase in higher overall costs of approximately $2 million.

Six Months Ended June 30, 2018 vs. 2017
Revenue of $210.7 million increased by approximately 51 percent versus the prior-year period, driven by higher prices particularly in lithium hydroxide and butyllithium and higher volumes as a result of the new lithium hydroxide production in China and our higher production in Argentina. Higher pricing contributed 23 percent to the revenue increase and higher volumes impacted revenue by 26 percent. Foreign currency had a favorable impact on the change in revenue of 2 percent.

EBITDA of $101.5 million increased approximately $48 million versus the year ago quarter. The favorable pricing and higher volumes noted above impacted results by approximately $31 million and $17 million, respectively. Additionally, higher overall costs had a minor impact on the increase. These were offset by unfavorable foreign currency which impacted earnings by approximately $1 million.

Outlook
Segment EBITDA is expected to be between $195 million and $205 million for the full year of 2018, an increase of 41 percent over 2017 at the mid-point of the range and $2 million higher than the previous range. Full-year depreciation and amortization is expected to be approximately $20 million.
We continue to invest in FMC Lithium and to move forward with our plans to expand our lithium hydroxide operations and carbonate capacity. We remain on track to list FMC Lithium as a publicly traded company in October 2018, which is expected to be followed by a direct spin to FMC shareholders within six months of the IPO.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three Months Ended June 30, 2018 vs. 2017
Corporate and other expenses of $23.9 million in the three months ended June 30, 2018 decreased by $2.2 million from $26.1 million in the same period in 2017. The decrease was driven by lower corporate shared costs of approximately $2 million, partially offset by higher personnel related costs of approximately $2 million.
Six Months Ended June 30, 2018 vs. 2017
Corporate and other expenses of $50.8 million in the six months ended June 30, 2018 increased by $3.7 million from $47.1 million in the same period in 2017. The increase was driven by higher personnel related costs of approximately $3 million. Additionally, the six months ended June 30, 2018 includes $2 million of LIFO expense compared to zero in the prior year period. These were offset by lower corporate shared costs of approximately $2 million.

Depreciation and amortization
Three Months Ended June 30, 2018 vs. 2017
Depreciation and amortization of $43.2 million increased $20.7 million as compared to the second quarter in 2017 of $22.5 million. $18.7 million of the increase was due to the increase in intangible assets and property, plant and equipment as a result of the DuPont Crop Protection Business.
Six Months Ended June 30, 2018 vs. 2017
Depreciation and amortization of $82.3 million increased $36.2 million as compared to the prior year period of $46.1 million. $34.3 million of the increase was due to the increase in intangible assets and property, plant and equipment as a result of the DuPont Crop Protection Business.

Interest expense, net
Three Months Ended June 30, 2018 vs. 2017
Interest expense, net of $34.4 million increased compared to the second quarter in 2017 of $17.2 million. The increase was driven by the addition of the 2017 Term Loan Facility which increased interest expense by approximately $12 million. The remaining increase of approximately $5 million was due to less interest allocated to discontinued operations in 2018 due to the divestment of the FMC Health and Nutrition business to DuPont in 2017. Interest was previously allocated in accordance with relevant discontinued operations accounting guidance.
Six Months Ended June 30, 2018 vs. 2017

Interest expense, net of $68.3 million increased compared to the prior year period of $32.9 million. The increase was driven by higher foreign debt balances representing approximately $2 million of the increase and the addition of the 2017 Term loan Facility which increased interest expense by approximately $23 million. The remaining increase of approximately $10 million was due to less interest allocated to discontinued operations in 2018 due to the divestment of the FMC Health and Nutrition business to DuPont in 2017. Interest was previously allocated in accordance with relevant discontinued operations accounting guidance.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2018	2017	2018	2017
Restructuring charges and asset disposals	$76.8	$2.7	$81.5	$2.7
Other charges (income), net	4.2	4.2	(78.2)	12.5
Total restructuring and other charges (income)	$81.0	$6.9	$3.3	$15.2

Three Months Ended June 30, 2018 vs. 2017
Restructuring and asset disposal charges in 2018 of $76.8 million primarily consists of restructuring charges within FMC Agricultural Solutions associated with the integration of the DuPont Crop Protection Business of $71.5 million. $55.4 million of the charges relate to a change in our market access model in India. As a result of this change, we recorded a restructuring charge which resulted in various asset write-offs including stranded accounts receivable and inventory. The charge also included severance associated with workforce reductions. Additionally, there were $11.6 million of charges incurred as a continuation of our decision to exit the Ewing R&D center. Refer to Note 9 for more information on these restructuring items.
Restructuring and asset disposal charges in 2017 of $2.7 million were primarily related to the other Corporate charges.
Other charges, net in 2018 of $4.2 million consists of environmental related charges for remediation activities.
Other charges, net in 2017 of $4.2 million were primarily related to $3.3 million of environmental related charges.
Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2018 was $0.2 million compared to income of $4.1 million for the three months ended June 30, 2017. The increase in charges was primarily due to a lower expected return on plan assets of $4.0 million. See Note 15 to the condensed consolidated financial statements included in this Form 10-Q for more information.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 19 to the condensed consolidated financial statements included within this Form 10-Q.

Six Months Ended June 30, 2018 vs. 2017
Restructuring and asset disposal charges in 2018 of $81.5 million consists of restructuring charges within FMC Agricultural Solutions associated with the integration of the DuPont Crop Protection Business of $72.5 million. These charges consisted of $55.4 million of charges related to the change in our market access model in India and $12.6 million of charges due to our decision to exit the Ewing R&D as discussed above. Refer to Note 9 for more information. There were other restructuring charges of $6.9 million. There were restructuring and asset disposal charges of $2.1 million within FMC Lithium as a result of restructuring our operations at the manufacturing site located in Bessemer City, North Carolina.
Restructuring and asset disposal charges in 2017 of $2.7 million were primarily related to the other Corporate charges.
Other income, net in 2018 of $78.2 million primarily consists of income from the gain on sale of $85.0 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited. This divestiture satisfied FMC's commitment to the European Commission for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. The remaining other charges represents $6.8 million of environmental related charges for remediation activities.
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

Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2018 was $0.7 million compared to income of $8.7 million for the six months ended June 30, 2017. The increase in charges was primarily due to a lower expected return on plan assets of $8.1 million. See Note 15 to the condensed consolidated financial statements included in this Form 10-Q for more information.
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
Three Months Ended June 30, 2018 vs. 2017
Provision for income taxes for the three months ended June 30, 2018 was $1.6 million resulting in an effective tax rate of 1.1 percent. Provision for income taxes for the three months ended June 30, 2017 was $3.3 million resulting in an effective tax rate of 6.3 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 16 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended June 30,
	2018			2017
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$140.1	$1.6	1.1%	$52.0	$3.3	6.3%
Corporate special charges	153.1	37.2		23.5	8.1
Tax adjustments (1)		9.6			(1.2)
Non-GAAP - Continuing operations	$293.2	$48.4	16.5%	$75.5	$10.2	13.5%
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

Six Months Ended June 30, 2018 vs. 2017
Provision for income taxes for the six months ended June 30, 2018 was $70.3 million resulting in an effective tax rate of 14.9 percent. Provision for income taxes for the six months ended June 30, 2017 was $12.7 million resulting in an effective tax rate of 11.9 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 16 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Six Months Ended June 30,
	2018			2017
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$471.9	$70.3	14.9%	$106.4	$12.7	11.9%
Corporate special charges	128.1	29.9		36.4	12.5
Tax adjustments (1)		1.9			(6.6)
Non-GAAP - Continuing operations	$600.0	$102.1	17.0%	$142.8	$18.6	13.0%
_______________

(1)	Refer to note 2 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

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
Three Months Ended June 30, 2018 vs. 2017
Discontinued operations, net of income taxes representing a loss of $6.0 million for the three months ended June 30, 2018 decreased compared to income of $26.6 million for the three months ended June 30, 2017. The results for the three months ended June 30, 2017 include both the results of our discontinued FMC Health and Nutrition operations prior to its sale as well as a $13.8 million adjustment to the impairment charge previously recorded. This adjusted our Omega-3 business to its estimated fair value less cost to sell as a result of the definitive agreement to sell EPAX to Pelagia, signed on June 22, 2017. Refer to Note 11 to the condensed consolidated financial statements included within this Form 10-Q for further information.
Six Months Ended June 30, 2018 vs. 2017
Discontinued operations, net of income taxes representing income of $0.5 million for the six months ended June 30, 2018 increased compared to a loss of $142.2 million for the six months ended June 30, 2017. The results for the six months ended March 31, 2017 include an impairment charge of approximately $171 million ($151 million, net of tax) to write down our Omega-3 business to its estimated fair value less cost to sell. Refer to Note 11 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss) attributable to FMC stockholders
Three Months Ended June 30, 2018 vs. 2017
Net income attributable to FMC stockholders increased to $129.7 million from $74.7 million in the prior-year quarter. The increase was primarily driven by higher earnings as a result of the DuPont Crop Protection Business, which was completed on November 1, 2017.
Six Months Ended June 30, 2018 vs. 2017
Net income attributable to FMC stockholders increased to $396.9 million from a loss of $49.5 million in the prior-year period. The increase was primarily due to the impairment charge, associated with our Omega-3 business, which was recorded to discontinued operations in 2017 as discussed above. The increase was also driven by higher earnings as a result of the DuPont Crop Protection Business, which was completed on November 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2018 and December 31, 2017, were $326.4 million and $283.0 million, respectively. Of the cash and cash equivalents balance at June 30, 2018, $280.0 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable or in process and not yet complete. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
At June 30, 2018, we had total debt of $3,067.4 million as compared to $3,185.6 million at December 31, 2017. Total debt included $2,892.9 million and $2,993.0 million of long-term debt (excluding current portions of $86.8 million and $101.2 million) at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we were in compliance with all of our debt covenants. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, decreased from $192.6 million at December 31, 2017 to $174.5 million at June 30, 2018.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At June 30, 2018, we had no borrowings under the commercial paper program.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $228.5 million and $205.0 million for the six months ended June 30, 2018 and 2017, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2018	2017
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	$540.8	$130.4
Corporate special charges and depreciation and amortization (1)	210.4	82.5
Operating income before depreciation and amortization (Non-GAAP)	$751.2	$212.9
Change in trade receivables, net (2)	(223.3)	279.3
Change in inventories (3)	6.0	(48.6)
Change in accounts payable (4)	251.5	102.8
Change in accrued customer rebates (5)	252.5	96.9
Change in advance payments from customers (6)	(323.7)	(234.4)
Change in all other operating assets and liabilities (7)	(249.3)	(109.2)
Cash basis operating income (Non-GAAP)	$464.9	$299.7

Restructuring and other spending (8)	$(8.7)	$(2.7)
Environmental spending, continuing, net of recoveries (9)	(4.9)	(15.1)
Pension and other postretirement benefit contributions (10)	(18.7)	(27.6)
Net interest payments (11)	(63.6)	(34.3)
Tax payments, net of refunds (11)	(81.8)	(6.0)
Transactional-related legal and professional fees (12)	(58.7)	(9.0)
Cash provided (required) by operating activities of continuing operations	$228.5	$205.0
____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2018 was primarily due to receivable build from the acquired DuPont Crop Protection Business as we did not acquire any receivables as part of the transaction. Additionally, timing had an impact as collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2018, we collected approximately $370 million of receivables in Brazil. A significant portion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance.

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

(6)
Advanced payments are primarily associated with our FMC Agricultural Solutions business within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program.

(8)	See Note 9 in our consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $6.8 million and $5.6 million, respectively. The amounts in 2018 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were $15 million in voluntary contributions to our U.S. qualified defined benefit plan in the periods presented in 2018 and $24.0 million in 2017.

(11)
Amounts shown in the chart represent net payments of our continuing operations. Net interest payments of $10.4 million and tax payments, net of refunds of $7.9 million were allocated to discontinued operations for the six months ended June 30, 2017.

(12)
2018 activity represents payments for legal and professional fees primarily associated with the DuPont's Crop Protection Business Acquisition. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(35.1) million and $55.1 million for the six months ended June 30, 2018 and 2017, respectively.
Cash provided (required) by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2017 also include operating activities related to our discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $18.9 million and $(51.2) million for the six months ended June 30, 2018 and 2017, respectively.
The increase in cash provided during the six months ended June 30, 2018, as compared to the same period in 2017 was due to proceeds from the sale of a portion of our European herbicide portfolio to Nufarm Limited of approximately $85 million, offset by higher capital expenditure spending in 2018 as well as incremental capitalizable corporate level spending associated with the implementation of a new SAP system.
Cash provided (required) by investing activities of discontinued operations was $(15.0) million and $(12.8) million for the six months ended June 30, 2018 and June 30, 2017.
Cash provided (required) by investing activities of discontinued operations for the six months ended June 30, 2018 represents the working capital payment associated with the divestiture of FMC Health and Nutrition. Cash provided (required) by investing activities of discontinued operations for the six months ended June 30, 2017 is directly associated with the capital expenditures of FMC Health and Nutrition.
Cash provided (required) by financing activities was $(155.2) million and $(149.8) million for the six months ended June 30, 2018 and 2017, respectively.
The change period over period in financing activities is due to lower repayments of long-term debt in the current period. These lower repayments were offset by less proceeds of borrowings of long-term debt compared to the prior year period.

Other potential liquidity needs
Our cash needs outside of the DuPont Crop Protection Business related integration expenses for 2018 as well as costs to separate FMC Lithium include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2018, our remaining borrowing capacity under our credit facility was $1,298.0 million (which includes borrowing capacity under our commercial paper program).
Projected 2018 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately $250 million, at the midpoint of the range, primarily driven by the lithium expansion as well as expenditures from the recently acquired DuPont Crop Protection Business. Additionally, corporate level spending includes approximately $70 million associated with the two-year implementation of a new SAP system.
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make voluntary cash contributions of approximately $30 million during 2018. These contributions are in excess of the minimum requirements. We contributed $15 million in the second quarter of 2018. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the six months ended June 30, 2018 and 2017, we paid dividends of $44.6 million and $44.3 million, respectively. On July 19, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of June 29, 2018. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2018.
During the six months ended June 30, 2018, no shares were repurchased under the publicly announced repurchase program. At June 30, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 18 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Part II, Item 7 of our 2017 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2018.

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
At June 30, 2018, our financial instrument position was a net asset of $12.6 million compared to a net asset of $4.4 million at December 31, 2017. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2018 and December 31, 2017, with all other variables (including interest rates) held constant. Note, as of June 30, 2018 and December 31, 2017, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
Foreign Currency Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Euro, the U.S. dollar versus the Chinese yuan, the U.S. dollar versus the Brazilian real and the U.S. dollar versus the Argentine peso. Foreign currency debt and foreign exchange forward contracts and options are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts and options are also used to hedge firm and highly anticipated foreign currency cash flows.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2018 and December 31, 2017, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2018	$12.6	$36.8	$(8.5)

Net asset (liability) position at December 31, 2017	$4.4	$10.8	$(3.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the quarter ended June 30, 2018, we entered into an agreement to swap portions of our variable-rate debt to fixed-rate debt with an aggregate notional value of $200.0 million. There were no interest rate swap agreements as of December 31, 2017.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at June 30, 2018, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at June 30, 2018	$—	$3.7	$(3.9)

Our debt portfolio, at June 30, 2018, is composed of 46 percent fixed-rate debt and 54 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, 2014 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at June 30, 2018, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $8.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $8.4 million for the six months of June 30, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 2, 2018

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2017 Form 10-K, see Note 12 and 18 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2017 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2017 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1-30, 2018	83	$75.98	—	—	$238,779,078
May 1-31, 2018	831	91.35	—	—	238,779,078
June 1-30, 2018	—	—	—	—	238,779,078
Total Q2 2018	914	$89.95	—	—	$238,779,078

During the six months ended June 30, 2018, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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

FMC CORPORATION (Registrant)

By:	/s/ ANDREW D. SANDIFER
Andrew D. Sandifer Executive Vice President, Chief Financial Officer and Treasurer
Date: August 2, 2018