Form 10-Q
period 2018-09-30
FMC CORP
filed 2018-11-06
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT SUCH FILES)    YES  ☒    NO  ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, A SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “SMALLER REPORTING COMPANY,” AND "EMERGING GROWTH COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

		EMERGING GROWTH COMPANY	☐

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT.

☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

Class	Outstanding at September 30, 2018
Common Stock, par value $0.10 per share	134,657,913

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,035.6	$646.2	$3,508.6	$1,899.0
Costs and Expenses
Costs of sales and services	$589.4	$380.3	$1,963.6	$1,182.5
Gross margin	$446.2	$265.9	$1,545.0	$716.5
Selling, general and administrative expenses	207.6	154.5	619.4	399.3
Research and development expenses	70.9	30.2	213.8	90.4
Restructuring and other charges (income)	25.9	7.1	29.2	22.3
Total costs and expenses	$893.8	$572.1	$2,826.0	$1,694.5
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$141.8	$74.1	$682.6	$204.5
Equity in (earnings) loss of affiliates	—	—	(0.1)	(0.2)
Non-operating pension and postretirement charges (income)	(1.2)	(3.6)	(0.5)	(12.3)
Interest expense, net	33.4	18.4	101.7	51.3
Income (loss) from continuing operations before income taxes	$109.6	$59.3	$581.5	$165.7
Provision (benefit) for income taxes	30.1	(11.6)	100.4	1.1
Income (loss) from continuing operations	$79.5	$70.9	$481.1	$164.6
Discontinued operations, net of income taxes	(4.7)	(15.1)	(4.2)	(157.3)
Net income (loss)	$74.8	$55.8	$476.9	$7.3
Less: Net income (loss) attributable to noncontrolling interests	2.0	0.6	7.2	1.6
Net income (loss) attributable to FMC stockholders	$72.8	$55.2	$469.7	$5.7
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$77.5	$70.4	$473.9	$163.1
Discontinued operations, net of income taxes	(4.7)	(15.2)	(4.2)	(157.4)
Net income (loss) attributable to FMC stockholders	$72.8	$55.2	$469.7	$5.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.52	$3.50	$1.21
Discontinued operations	(0.03)	(0.11)	(0.03)	(1.17)
Net income (loss) attributable to FMC stockholders	$0.54	$0.41	$3.47	$0.04
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.52	$3.48	$1.20
Discontinued operations	(0.03)	(0.11)	(0.03)	(1.16)
Net income (loss) attributable to FMC stockholders	$0.54	$0.41	$3.45	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$74.8	$55.8	$476.9	$7.3
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(3.6)	$45.6	$(72.0)	$162.2
Reclassification of foreign currency translation (gains) losses (2)	—	17.0	—	17.0
Total foreign currency translation adjustments (1)	$(3.6)	$62.6	$(72.0)	$179.2

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $3.8 and $4.0 for the three and nine months ended September 30, 2018 and $0.2 and ($2.6) for the three and nine months ended September 30, 2017, respectively	$2.6	$(1.7)	$12.0	$(3.2)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($4.6) and ($5.0) for the three and nine months ended September 30, 2018 and $1.0 and $0.9 for the three and nine months ended September 30, 2017, respectively (2)	(9.2)	1.5	(10.9)	1.3
Total derivative instruments, net of tax of ($0.8) and ($1.0) for the three and nine months ended September 30, 2018 and $1.2 and ($1.7) for the three and nine months ended September 30, 2017, respectively	$(6.6)	$(0.2)	$1.1	$(1.9)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and zero for the three and nine months ended September 30, 2018 and ($0.1) and $2.7 for the three and nine months ended September 30, 2017, respectively (3)	$—	$(1.3)	$—	$1.3
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $0.9 and $2.7 for the three and nine months ended September 30, 2018 and $1.7 and $5.7 for the three and nine months ended September 30, 2017, respectively (2)	3.6	3.2	10.4	11.0
Total pension and other postretirement benefits, net of tax of $0.9 and $2.7 for the three and nine months ended September 30, 2018 and $1.6 and $8.4 for the three and nine months ended September 30, 2017, respectively	$3.6	$1.9	$10.4	$12.3

Other comprehensive income (loss), net of tax	$(6.6)	$64.3	$(60.5)	$189.6
Comprehensive income (loss)	$68.2	$120.1	$416.4	$196.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.7	0.1	5.9	1.4
Comprehensive income (loss) attributable to FMC stockholders	$66.5	$120.0	$410.5	$195.5
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

(2)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.

(3)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. During the nine months ended September 30, 2017, due to the announced plans to divest of FMC Health and Nutrition business, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans which resulted in adjustments to comprehensive income. See Note 15 for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$176.5	$283.0
Trade receivables, net of allowance of $20.0 in 2018 and $38.7 in 2017	1,901.9	2,043.5
Inventories	995.4	992.5
Prepaid and other current assets	417.4	326.4
Current assets of discontinued operations held for sale	—	7.3
Total current assets	$3,491.2	$3,652.7
Investments	0.7	1.4
Property, plant and equipment, net	1,002.7	1,025.2
Goodwill	1,466.4	1,198.9
Other intangibles, net	2,739.9	2,631.8
Other assets including long-term receivables, net	416.4	443.6
Deferred income taxes	289.6	252.7
Total assets	$9,406.9	$9,206.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$149.4	$192.6
Accounts payable, trade and other	784.2	714.2
Advance payments from customers	30.1	380.6
Accrued and other liabilities	572.1	497.7
Accrued customer rebates	562.8	266.6
Guarantees of vendor financing	37.0	51.5
Accrued pension and other postretirement benefits, current	5.7	5.7
Income taxes	130.2	99.2
Current liabilities of discontinued operations held for sale	—	1.3
Total current liabilities	$2,271.5	$2,209.4
Long-term debt, less current portion	2,593.3	2,993.0
Accrued pension and other postretirement benefits, long-term	15.5	59.3
Environmental liabilities, continuing and discontinued	310.0	346.2
Deferred income taxes	330.6	173.2
Other long-term liabilities	807.7	718.1
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2018 or 2017	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2018 and 2017	18.6	18.6
Capital in excess of par value of common stock	471.5	450.7
Retained earnings	4,355.1	3,952.4
Accumulated other comprehensive income (loss)	(299.5)	(240.3)
Treasury stock, common, at cost - 2018: 51,325,879 shares, 2017: 51,653,236 shares	(1,499.3)	(1,499.6)
Total FMC stockholders’ equity	$3,046.4	$2,681.8
Noncontrolling interests	31.9	25.3
Total equity	$3,078.3	$2,707.1
Total liabilities and equity	$9,406.9	$9,206.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$476.9	$7.3
Discontinued operations, net of income taxes	4.2	157.3
Income (loss) from continuing operations	$481.1	$164.6
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$124.7	$71.2
Equity in (earnings) loss of affiliates	(0.1)	(0.2)
Restructuring and other charges (income)	29.2	22.3
Deferred income taxes	(42.9)	4.6
Pension and other postretirement benefits	4.0	(6.3)
Share-based compensation	17.3	16.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	91.7	286.8
Guarantees of vendor financing	(14.6)	(48.5)
Inventories	(110.5)	(108.1)
Accounts payable, trade and other	92.7	104.6
Advance payments from customers	(350.0)	(233.6)
Accrued customer rebates	304.4	123.6
Income taxes	24.6	(4.3)
Pension and other postretirement benefit contributions	(34.1)	(51.1)
Environmental spending, continuing, net of recoveries	(9.2)	(11.5)
Restructuring and other spending	(17.0)	(4.2)
Transaction-related charges	(89.1)	(35.2)
Change in other operating assets and liabilities, net (1)	(41.3)	(18.5)
Cash provided (required) by operating activities of continuing operations	$460.9	$272.5
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(18.0)	$(19.2)
Other discontinued spending	(20.1)	(22.4)
Operating activities of discontinued operations, net of divestiture costs	(8.8)	88.6
Cash provided (required) by operating activities of discontinued operations	$(46.9)	$47.0

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2018	2017
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(88.6)	$(37.3)
Proceeds from sale of product portfolios	88.0	—
Proceeds from disposal of property, plant and equipment	1.1	1.6
Acquisitions, net (2)	19.6	—
Other investing activities	(42.6)	(34.3)
Cash provided (required) by investing activities of continuing operations	$(22.5)	$(70.0)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestitures	$—	$38.0
Other discontinued investing activities	(15.0)	(17.8)
Cash provided (required) by investing activities of discontinued operations	$(15.0)	$20.2
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$(18.8)	14.1
Repayments of long-term debt	(401.4)	(301.9)
Financing fees	(2.4)	(11.0)
Proceeds from borrowings of long-term debt	—	103.3
Issuances of common stock, net	9.4	20.1
Transactions with noncontrolling interests	—	(0.5)
Dividends paid (3)	(66.9)	(66.6)
Other repurchases of common stock	(5.4)	(1.8)
Cash provided (required) by financing activities of continuing operations	$(485.5)	$(244.3)
Effect of exchange rate changes on cash and cash equivalents	2.5	4.2
Increase (decrease) in cash and cash equivalents	$(106.5)	$29.6
Cash and cash equivalents, beginning of period	283.0	64.2
Cash and cash equivalents, end of period	$176.5	$93.8

(2)
Represents the cash received as a result of the working capital settlement associated with the consideration paid for the DuPont Crop Protection Business. See Note 4 for more information on the non-cash consideration transferred to DuPont.

(3)	See Note 14 regarding quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $98.4 million and $72.7 million, and income taxes paid were $103.3 million and $21.0 million for the nine months ended September 30, 2018 and 2017, respectively. Net interest payments of $15.1 million and tax payments, net of refunds of $8.1 million were allocated to discontinued operations for the nine months ended September 30, 2017, respectively. Non-cash additions to property, plant and equipment were $7.2 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2018 and 2017, cash flows for the nine months ended September 30, 2018 and 2017, and our financial positions as of September 30, 2018 and December 31, 2017. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 and condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017 (the “2017 10-K”).

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to the discussion within Note 2 for the impact of adopting guidance related to the presentation of net benefit cost.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). We are evaluating the effect the guidance will have on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 related to the Tax Cuts and Jobs Act. This update amends several paragraphs in ASC 740, Income Taxes, that contain SEC guidance related to SAB 118, which was previously issued in December 2017 by the SEC. These amendments are effective upon inclusion in the codification. As discussed in our 2017 Form 10-K, we will continue to refine our calculations and finalize the accounting for the changes in tax law within the measurement period of up to one year. Refer to Note 16 for more information.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to make technical corrections and clarify the application of the new lease standard. We are utilizing the amendments to ASC 842 in our implementation of the new lease standard. When implemented, we will be required to recognize and measure leases using a modified retrospective approach, with optional practical expedients. We have established an overall project plan to support the implementation of the new lease standard. As part of our impact assessment, we have performed a scoping exercise and determined our current lease population. We continue to update this population as new leases are entered or modified and reassess the impact, accordingly. A framework for the embedded lease identification process has been developed and we are currently evaluating non-lease contracts for embedded lease considerations. Additionally, we are implementing a lease accounting software to assist in the quantification of the expected impact on the consolidated balance sheets and to facilitate the calculations of the related accounting entries and disclosures. We are in the process of assessing any potential impacts on our internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new guidance. We are also in the process of developing our new footnote disclosures required under the new standard. We expect total assets and total liabilities will materially increase in the period of adoption.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides requirements for the presentation and disclosure of net benefit cost on the financial statements. The service cost component of net benefit cost is required to be presented in the income statement line item where the associated compensation cost is reported, while the other components of net benefit cost are required to be presented outside of operating income. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). We adopted this standard on a retrospective basis. As a result, we have reclassified non-operating pension and postretirement charges (income) from "Selling, general and administrative expenses" to "Non-operating pension and postretirement charges (income)" within the condensed consolidated statements of income (loss). For the three and nine months ended September 30, 2017, we reclassified $3.6 million and $12.3 million, respectively, of non-operating pension and postretirement income. There was no impact to our net income. Refer to the table below.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30, 2017
(in Millions)	As Reported	Reclassification	As adjusted
Selling, general and administrative expenses	$150.9	$(3.6)	$154.5
Non-operating pension and postretirement charges (income)	—	3.6	(3.6)

	Nine Months Ended September 30, 2017
(in Millions)	As Reported	Reclassification	As adjusted
Selling, general and administrative expenses	$387.0	$(12.3)	$399.3
Non-operating pension and postretirement charges (income)	—	12.3	(12.3)

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606, Revenue from Contracts with Customers, was as follows:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
(in Millions)	Amounts as originally reported	Adjustment	Amounts as adjusted
Assets
Prepaid and other current assets	$326.4	$84.8	$411.2
Liabilities and Equity
Accrued and other liabilities	$497.7	$84.8	$582.5

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	September 30, 2018
(in Millions)	Amounts as reported	Adjustment due to ASC 606	Amounts without ASC 606 adjustment
Balance Sheet
Assets
Prepaid and other current assets	$417.4	$(57.2)	$360.2
Liabilities and Equity
Accrued and other liabilities	$572.1	$(57.2)	$514.9

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

Note 3: Revenue Recognition

Disaggregation of revenue
FMC disaggregates revenue from contracts with customers by business segment and by geographical areas. Our FMC Agricultural Solutions segment is further disaggregated into three major pesticide product categories - Insecticides, Herbicides, and Fungicides - and our FMC Lithium segment is disaggregated into four product categories - Lithium Hydroxide, Butyllithium, High Purity Lithium Metal and Other Specialty Compounds, and Lithium Carbonate and Lithium Chloride. The disaggregated revenue tables below are reconciled to FMC’s reportable segments, as defined in Note 19, for the three and nine months ended September 30, 2018.
The following table provides information about disaggregated revenue by major geographical region:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
FMC Agricultural Solutions
North America	$201.8	$842.0
Latin America	379.0	737.3
Europe, Middle East & Africa	133.5	826.1
Asia Pacific	209.3	780.5
Total FMC Agricultural Solutions Revenue	$923.6	$3,185.9

FMC Lithium
North America	$39.3	$81.6
Latin America	0.4	1.4
Europe, Middle East & Africa	17.6	55.1
Asia Pacific	54.7	184.6
Total FMC Lithium Revenue	$112.0	$322.7

Total FMC Revenue	$1,035.6	$3,508.6

The following table provides information about disaggregated revenue by major product category:

(in Millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
FMC Agricultural Solutions
Insecticides	$572.7	$1,816.4
Herbicides	220.1	948.7
Fungicides	49.2	192.9
Other	81.6	227.9
Total FMC Agricultural Solutions Revenue	$923.6	$3,185.9

FMC Lithium
Lithium Hydroxide	$52.8	$155.5
Butyllithium	26.3	75.5
High Purity Lithium Metal and Other Specialty Compounds	14.5	47.8
Lithium Carbonate and Lithium Chloride	18.4	43.9
Total FMC Lithium Revenue	$112.0	$322.7

Total FMC Revenue	$1,035.6	$3,508.6

FMC Agricultural Solutions
We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. FMC Agricultural Solutions' portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The majority of our product lines consist of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as smaller classes of pesticides, growth promoters, and soil enhancements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

FMC Lithium
The FMC Lithium segment manufactures lithium for use in a wide range of products, which are used primarily in portable energy storage, specialty polymers and chemical synthesis applications. FMC’s Lithium segment focuses on producing specialty products - Lithium hydroxide and Butyllithium. These products are developed and sold to global and regional customers in the electronic vehicle, polymer and specialty alloy metals market. Lithium hydroxide products are used in advanced batteries for hybrid electric, plug-in hybrid, and all-electric vehicles as well as other products that require portable energy storage such as smart phones, tablets, laptop computers, and military devices. Butyllithium products are primarily used as polymer initiators and in the synthesis of pharmaceuticals. High purity lithium metal and other specialty products include lithium phosphate, pharmaceutical-grade lithium carbonate, high purity lithium chloride and specialty organics. Additionally, FMC sells whatever Lithium carbonate and Lithium chloride it does not use internally to its customers for various applications.
Sale of Goods
Revenue from product sales is recognized when (or as) FMC satisfies a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price with payment terms generally ranging from 30 to 90 days, with some regions providing terms longer than 90 days. We do not typically give payment terms that exceed 360 days; however, in certain geographical regions such as Latin America, these terms may be given in limited circumstances. Additionally, a timing difference of over one year can exist between when products are delivered to the customer and when payment is received from the customer in these regions; however, the effect of these sales is not material to the financial statements as a whole. Furthermore, we have assessed the circumstances and arrangements in these regions and determined that the contracts with these customers do not contain a significant financing component.
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of risk and title and the shipping terms of the contract. The transfer of title and risk typically occurs either upon shipment to the customer or upon receipt by the customer. As such, FMC typically recognizes revenue when goods are shipped based on the relevant incoterm for the product order, or in some regions, when delivery to the customer’s requested destination has occurred. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time.
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
Sales Incentives and Other Variable Considerations
As a part of its customary business practice, we offer a number of sales incentives to our customers including volume discounts, retailer incentives, and prepayment options. The variable considerations given can differ by products, support levels and other eligibility criteria. For all such contracts that include any variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Although determining the transaction price for these considerations requires significant judgment, we have significant historical experience with incentives provided to customers and estimate the expected consideration considering historical patterns of incentive payouts. These estimates are re-assessed each reporting period as required.
In addition to the variable considerations describe above, in certain instances, we may require our customers to meet certain volume thresholds within their contract term. We estimate what amount of variable consideration should be included in the transaction price at contract inception and continually reassess this estimation each reporting period to determine situations when the minimum volume thresholds will not be met. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In those circumstances, we apply the guidance on breakage and estimate the amount of the shortfall and recognize it over the remaining performance obligations in the contract.
Right of Return

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

FMC extends an assurance warranty offering customers a right of refund or exchange in case delivered product does not conform to specifications. Additionally, in certain regions and arrangements, we may offer a right of return for a specified period. Both instances are accounted for as a right of return and transaction price is adjusted for an estimate of expected returns. Replacement product are accounted for under the warranty guidance if the customer exchanges one product for another of the same kind, quality, and price. We have significant experience with historical return patterns and use this experience to include returns in the estimate of transaction price.
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

(in Millions)	Balance as of December 31, 2017	Balance as of September 30, 2018	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,150.2	$1,983.1	$(167.1)
Contract liabilities: Advance payments from customers	380.6	30.1	(350.5)

The amount of revenue recognized in the nine months ended September 30, 2018 that was included in the opening contract liability balance is $350.5 million, which primarily relates to revenue from prepayment contracts with customers in the FMC Agricultural Solutions segment.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of September 30, 2018. Refer to Note 6 for further information.
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
FMC recognizes these prepayments as a liability under “Advance Payments from customers” on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $380.6 million as of December 31, 2017 and $30.1 million as of September 30, 2018.

Performance obligations
At contract inception, FMC assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Based on our evaluation, we have determined that our current contracts do not contain more than one performance obligation. Revenue is recognized when (or as) the performance obligation is satisfied, which is when the customer obtains control of the good or service.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Periodically, in both FMC Agricultural Solutions and FMC Lithium, FMC may enter into contracts with customers which require them to submit a forecast of non-binding purchase obligations to us. These forecasts are typically provided by the customer to FMC in good faith, and there are no penalties or obligations if the forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially satisfied) performance obligations for the purposes of this disclosure.
In separate and less common circumstances, FMC may have contracts with customers which have binding purchase requirements for just one quarter of their annual forecasts. Additionally, as noted in the Contract Liabilities section above, FMC periodically enters into agricultural prepayment arrangements with customers, and receives advance payments for product to be delivered in future periods within one year. We have elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for these two types of contracts as they have an expected duration of one year or less and the revenue is expected to be recognized within the next year.
Occasionally, our FMC Lithium business may enter into multi-year take or pay supply agreements with customers. The aggregate amount of revenue expected to be recognized related to these contracts’ performance obligations that are unsatisfied or partially satisfied is approximately $14 million for the remainder of 2018, $62 million in 2019, and $49 million in 2020. These approximate revenues do not include amounts of variable consideration attributable to contract renewals or contract contingencies. Based on our past experience with the customers under these arrangements, we expect to continue recognizing revenue in accordance with the contracts as we transfer control of the product to the customer (refer to the sales of goods section for our determination of transfer of control). However, in the case a shortfall of volume purchases occurs, we will recognize the amount payable by the customer ratably over the contract term.

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

Practical Expedients and Exemptions
FMC incurs certain costs such as sales commissions which are incremental to obtaining the contract. FMC has elected the following practical expedients following the adoption of ASC 606:

a.
Costs of obtaining a contract: FMC incurs certain costs such as sales commissions which are incremental to obtaining the contract. We have taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, as their expected amortization period is one year or less.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

b.
Significant financing component: We elected not to adjust the promised amount of consideration for the effects of a significant financing component if FMC expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

c.
Remaining performance obligations: We elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within one year. Additionally, we have elected not to disclose information about variable considerations for remaining, wholly unsatisfied performance obligations for which the criteria in paragraph 606-10-32-40 have been met.

d.
Shipping and handling costs: We elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

e.
Measurement of transaction price: We have elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

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
The following table illustrates each component of the consideration paid as part of the DuPont Crop Protection Business Acquisition:

(in Millions)	Amount
Cash purchase price, net (1)	$1,225.6
Cash proceeds from working capital and other adjustments	(21.5)
Fair value of FMC Health and Nutrition sold to DuPont	1,968.6
Total purchase consideration	$3,172.7
____________________

(1)	Represents the cash portion of the total purchase consideration paid for the DuPont Crop Protection Business Acquisition.

As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and nine months ended September 30, 2018 was approximately $23 million and $66 million, respectively.
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
In the third quarter of 2017, both the European Commission and Competition Commission of India had conditionally approved our acquisition of certain assets of DuPont’s Crop Protection business. The DuPont Crop Protection Business Acquisition was conditioned upon us divesting the portfolio of products required by the respective regulatory bodies. These divestitures are expected to impact FMC Agricultural Solutions’ annual 2018 operating profit by approximately $20 million. On February 1, 2018, we completed the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited and received proceeds of $85.0 million

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

plus $2.0 million of working capital. We recorded a gain on sale of approximately $85 million. This divestiture satisfied FMC's commitments to the European Commission related to the DuPont Crop Protection Business Acquisition. In December 2017, the Competition Commission of India issued its final order describing the required Indian remedy. We received anti-trust approval from the Competition Commission of India on August 1, 2018 to complete the sale of the products to Crystal Crop Protection Limited in compliance with that final order. The sale closed on August 16, 2018 and satisfied our commitments to the Competition Commission of India related to the DuPont Crop Protection Business Acquisition. We recorded a gain of approximately $3 million.
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
The purchase price allocation is considered complete. The allocation was subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations was obtained. Any changes to the initial allocation are referred to as measurement-period adjustments. Measurement-period adjustments since our initial preliminary estimates reported in our 2017 10-K were primarily related to increases in the estimated fair values of intangible assets, deferred tax liabilities, and the unfavorable supply contract. The cumulative effect of all measurement-period adjustments resulted in an increase to recognized goodwill of approximately $281 million.
The following table summarizes the consideration paid for the DuPont Crop Protection Business and the amounts of the assets acquired and liabilities assumed.

Purchase Price Allocation
(in Millions)	As of 9/30/2018
Trade receivables (1)	$45.8
Inventories (2)	379.8
Other current assets	53.4
Property, plant and equipment	424.3
Intangible assets:
Indefinite-lived brands	1,301.2
Customer relationships (3)	763.7
Goodwill (4)	972.9
Deferred tax assets	79.7
Other noncurrent assets	14.2
Total fair value of assets acquired	$4,035.0

Accounts payable, trade and other (1)	$32.9
Accrued and other current liabilities (5)	156.2
Accrued pension and other postretirement benefits, long-term	9.1
Environmental liabilities (6)	2.6
Deferred tax liabilities	196.0
Other long-term liabilities (5)	452.3
Total fair value of liabilities assumed	$849.1

Total net assets acquired	$3,185.9
Less: Noncontrolling interest	(13.2)
Total purchase consideration	$3,172.7

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

(2)
Fair value of finished goods inventory acquired included a step-up in the value of $89.8 million, of which $1.3 million and $69.6 million was amortized in the three and nine months ended September 30, 2018 and included in "Cost of sales and services" on the condensed consolidated statements of income (loss). The remaining amount was amortized during 2017.

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

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the DuPont Crop Protection Business Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings used to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts for the three and nine month periods below exclude transaction-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2017, nor are they indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Pro forma Revenue (1)	$1,035.6	$974.6	$3,508.6	$3,160.7
Pro forma Diluted earnings per share from continuing operations (1)	0.57	1.15	3.48	4.09
____________________

(1)	For the three and nine months ended September 30, 2018, pro forma results and actual results are the same.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition and separation activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business Acquisition, we have incurred to date, and expect to incur, costs associated with integrating the DuPont Crop Protection Business, planning for the exit of the transitional service agreement as well as implementation of a new worldwide ERP system as a result of the transitional service agreement exit, the majority of which will be capitalized in accordance with the relevant accounting literature. These costs have been and are expected to be significant. Additionally, we expect to continue to incur costs associated with the previously announced separation of FMC Lithium. Costs incurred to date are primarily comprised of advisory and other professional fees. The following table summarizes the costs incurred associated with these activities.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Transaction-related charges
Acquisition-related charges - DuPont Crop
Legal and professional fees (1)	$16.9	$48.8	$64.7	$78.7
Inventory fair value amortization (2)	1.3	—	69.6	—
Separation-related charges - FMC Lithium
Legal and professional fees (1)	$6.8	$—	$14.8	$—
Total Transaction-related charges	$25.0	$48.8	$149.1	$78.7

Restructuring charges
DuPont Crop restructuring	$20.0	$—	$92.5	$—
Total DuPont Crop restructuring charges (3)	$20.0	$—	$92.5	$—
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 5: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Lithium	Total
Balance, December 31, 2017	$1,198.9	$—	$1,198.9
Purchase price allocation adjustments (See Note 4)	281.1	—	281.1
Foreign currency and other adjustments	(13.6)	—	(13.6)
Balance, September 30, 2018	$1,466.4	$—	$1,466.4
We perform our goodwill and indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2018 annual goodwill and indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2018. As a result, we determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value for each of our goodwill reporting units. However, we recorded an immaterial impairment charge in our generic brand portfolio which is part of our FMC Agricultural Solutions segment. Refer to Note 17 for further details.

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2018			December 31, 2017
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,156.3	$(116.3)	$1,040.0	$1,122.5	$(73.3)	$1,049.2
Patents	2.0	(0.7)	1.3	2.0	(0.6)	1.4
Brands (1) (3)	14.5	(5.8)	8.7	15.7	(6.2)	9.5
Purchased and licensed technologies	61.9	(31.4)	30.5	57.3	(28.9)	28.4
Other intangibles	2.9	(2.0)	0.9	2.9	(2.0)	0.9
	$1,237.6	$(156.2)	$1,081.4	$1,200.4	$(111.0)	$1,089.4

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,136.1		$1,136.1
Brands (1) (3)	398.7		398.7	405.6		405.6
In-process research & development	0.7		0.7	0.7		0.7
	$1,658.5		$1,658.5	$1,542.4		$1,542.4
Total intangible assets	$2,896.1	$(156.2)	$2,739.9	$2,742.8	$(111.0)	$2,631.8
____________________

(1)	Represents trademarks, trade names and know-how.

(2)	Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.

(3)	The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.

At September 30, 2018, the finite-lived and indefinite-lived intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite-lived
FMC Agricultural Solutions	$1,080.5	$1,658.5
FMC Lithium	0.9	—
Total	$1,081.4	$1,658.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Amortization expense	$15.9	$5.6	$47.0	$15.9

The full year estimated pre-tax amortization expense for the year ended December 31, 2018 and each of the succeeding five years is approximately $63 million.

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2016	$17.6
Additions - charged to expense	8.4
Transfer from (to) allowance for credit losses (see below)	9.5
Net recoveries, write-offs and other	3.2
Balance, December 31, 2017	$38.7
Additions - charged to expense	13.0
Transfer from (to) allowance for credit losses (see below)	(16.8)
Net recoveries, write-offs and other (1)	(14.9)
Balance, September 30, 2018	$20.0
____________________

(1)	Includes write-offs of $5.2 million associated with the accounts receivables written off as part of the restructuring in India. Refer to Note 9 for further information.

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $81.2 million as of September 30, 2018. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheet.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Balance, December 31, 2016	$49.1
Additions - charged to expense	13.7
Transfer from (to) allowance for doubtful accounts (see above)	(9.5)
Net recoveries, write-offs and other	(6.2)
Balance, December 31, 2017	$47.1
Additions - charged to expense	11.8
Transfer from (to) allowance for doubtful accounts (see above)	16.8
Foreign currency adjustments	(4.4)
Net recoveries, write-offs and other	(8.7)
Balance, September 30, 2018	$62.6

Note 7: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2018	December 31, 2017
Finished goods	$260.5	$353.7
Work in process	609.4	542.4
Raw materials, supplies and other	256.2	224.1
First-in, first-out inventory	$1,126.1	$1,120.2
Less: Excess of first-in, first-out cost over last-in, first-out cost	(130.7)	(127.7)
Net inventories	$995.4	$992.5

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2018	December 31, 2017
Property, plant and equipment	$1,469.0	$1,461.1
Accumulated depreciation	(466.3)	(435.9)
Property, plant and equipment, net	$1,002.7	$1,025.2

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Restructuring charges	$25.1	$4.4	$106.6	$7.1
Other charges (income), net	0.8	2.7	(77.4)	15.2
Total restructuring and other charges (income)	$25.9	$7.1	$29.2	$22.3

Restructuring charges

For detail on restructuring activities which commenced prior to 2018, see Note 7 to our consolidated financial statements included with our 2017 Form 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
DuPont Crop restructuring	$2.4	$12.4	$5.2	$20.0
Lithium restructuring	—	—	0.3	0.3
Other items	0.5	1.2	3.1	4.8
Three Months Ended September 30, 2018	$2.9	$13.6	$8.6	$25.1

Other items	$—	$—	$4.4	$4.4
Three Months Ended September 30, 2017	$—	$—	$4.4	$4.4

DuPont Crop restructuring	$10.7	$15.5	$66.3	$92.5
FMC Lithium restructuring	—	1.9	0.5	2.4
Other items	3.3	2.8	5.6	11.7
Nine Months Ended September 30, 2018	$14.0	$20.2	$72.4	$106.6

Other Items	$—	$—	$7.1	$7.1
Nine Months Ended September 30, 2017	$—	$—	$7.1	$7.1
____________________

(1)	Represents severance and employee benefit charges.

(2)	Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs.

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

Subsequent to the acquisition, we conducted an in-depth analysis of key competitive capabilities of the combined business in India which resulted in a significant change to how we operate in the market and therefore a restructuring of our business in India. On July 3, 2018, we announced the adoption of an innovation-focused product strategy that uses a unique market access model anchored by our key, large scale distributors rather than the vast customer base we served prior to the DuPont Crop Protection Acquisition. Additionally, we rationalized our product portfolio and decisively exited a vast majority of the low margin product range. As a result of the change to our market access, we incurred charges of approximately $2 million and $57 million for the three and nine months ended September 30, 2018, which primarily included the write-off of stranded accounts receivables and inventory. We also had workforce reductions which resulted in severance and other employee benefit charges of $1 million and $4 million for the three and nine months ended September 30, 2018.

As part of the acquisition, we acquired the Stine R&D facilities ("Stine") from DuPont. Due to its proximity to our previously existing Ewing R&D center ("Ewing"), in March 2018, we decided to migrate our Ewing R&D activities and employees into the newly acquired Stine facilities. As a result of this decision, we are accelerating the depreciation of certain fixed assets that will no longer be used when we exit the facility. We incurred $9.1 million and $17.4 million of accelerated depreciation charges in the three and nine months ended September 30, 2018, respectively. The cease use criteria was met as of September 30, 2018 as all employees had exited the Ewing facility and the facility became available for use. We record the estimated future liability associated with the rental obligation on the cease use date which resulted in a charge of $11.2 million in the three months ended September 30,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

2018. This charge was offset by the reduction of the capital lease liability previously recorded in "Other long-term liabilities" of $6.0 million. In addition to lease termination costs, we incurred severance, relocation and other employee related charges of $4.3 million for the nine months ended September 30, 2018.

FMC Lithium Restructuring
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

(in Millions)	Balance at 12/31/17 (2)	Change in reserves (3)	Cash payments	Other	Balance at 9/30/18 (2)
DuPont Crop restructuring	$—	$26.2	$(9.2)	$(1.5)	$15.5
Cheminova restructuring	1.2	—	(1.2)	—	—
FMC Lithium restructuring	3.0	1.9	(0.8)	—	4.1
Other workforce related and facility shutdowns (1)	2.3	6.1	(5.8)	(1.5)	1.1
Total	$6.5	$34.2	$(17.0)	$(3.0)	$20.7
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(3)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in the above tables.

Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Environmental charges, net	$2.4	$2.7	$9.2	$8.3
Product portfolio sales	(2.2)	—	(87.2)	—
Other items, net	0.6	—	0.6	6.9
Other charges (income), net	$0.8	$2.7	$(77.4)	$15.2

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Product Portfolio Sales
On February 1, 2018, we sold a portion of our European herbicide portfolio to Nufarm Limited. Additionally, on August 16, 2018, we completed the sale of certain products of our India portfolio to Crystal Crop Protection Limited. Both sales were required by regulatory authorities as part of closing conditions for the DuPont acquisition. Refer to Note 4 for more information. The gain on these sales are recorded within "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss). Proceeds from these sales are included in investing activities on the condensed consolidated statements of cash flows.

Other items, net

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other items, net for the three and nine months ended September 30, 2018 relate to the loss associated with the divestment of a joint venture within FMC Agricultural Solutions. Other items, net for the nine months ended September 30, 2017 primarily relate to exit costs resulting from the termination and deconsolidation of our interest in a variable interest entity that was previously consolidated and was part of our FMC Agricultural Solutions segment.

Note 10: Debt
Debt maturing within one year:

(in Millions)	September 30, 2018	December 31, 2017
Short-term foreign debt (1)	$65.8	$91.4
Total short-term debt	$65.8	$91.4
Current portion of long-term debt	83.6	101.2
Total short-term debt and current portion of long-term debt	$149.4	$192.6
____________________

(1)	At September 30, 2018, the average effective interest rate on the borrowings was 7.4%.

Long-term debt:

(in Millions)	September 30, 2018
	Interest Rate Percentage	Maturity Date	September 30, 2018	December 31, 2017
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.8 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $0.9 and $1.1, respectively)	3.95 - 5.2%	2019 - 2024	999.1	998.9
2014 Term Loan Facility	3.5%	2020	150.0	450.0
2017 Term Loan Facility	3.5%	2022	1,400.0	1,500.0
Revolving Credit Facility (1)	4.8%	2022	—	—
FMC Lithium Revolving Credit Facility (2)	4.9%	2023	—	—
Foreign debt	0 - 7.2%	2018 - 2024	86.9	106.9
Debt issuance cost			(10.7)	(13.2)
Total long-term debt			$2,676.9	$3,094.2
Less: debt maturing within one year			83.6	101.2
Total long-term debt, less current portion			$2,593.3	$2,993.0
____________________

(1)	Letters of credit outstanding under our Revolving Credit Facility totaled $201.7 million and available funds under this facility were $1,298.3 million at September 30, 2018.

(2)	As of September 30, 2018, there were no letters of credit outstanding under our FMC Lithium Revolving Credit Facility.

Revolving Credit Agreement Amendment
On September 28, 2018, we entered into Amendment No. 1 (“Revolving Credit Amendment”) to that certain Second Amended and Restated Credit Agreement, dated as of May 2, 2017. The Revolving Credit Amendment amends the Revolving Credit Agreement in order to permit the previously disclosed separation and spin-off of FMC Lithium, as set forth in the Revolving Credit Amendment.
2017 Term Loan Agreement Amendment
On September 28, 2018, we entered into Amendment No. 1 (“2017 Term Loan Amendment”) to that certain Term Loan Agreement, dated as of May 2, 2017. The 2017 Term Loan Amendment amends the 2017 Term Loan Agreement in order to permit our previously disclosed separation and spin-off of the FMC Lithium segment, as set forth in the 2017 Term Loan Amendment.
2014 Term Loan Agreement Amendment
On September 28, 2018, we entered into Amendment No. 4 (“2014 Term Loan Amendment”) to that certain Term Loan Agreement, dated as of October 10, 2014. The 2014 Term Loan Amendment amends the 2014 Term Loan Agreement in order to permit our previously disclosed separation and spin-off of the FMC Lithium business, as set forth in the 2014 Term Loan Amendment.

FMC Lithium Revolving Credit Facility
On September 28, 2018, our Lithium segment entered into a credit agreement among its subsidiary, FMC Lithium USA Corp., as borrowers (the “Borrowers”), certain of FMC Lithium's wholly owned subsidiaries as guarantors, the lenders party thereto (the “Lenders”), Citibank, N.A., as administrative agent, and certain other financial institutions party thereto, as joint lead arrangers (the “Credit Agreement”). The Credit Agreement provides for a $400 million senior secured revolving credit facility, $50 million of which is available for the issuance of letters of credit for the account of the Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $600 million (the “Revolving Credit Facility”). The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available, and will be used, for general corporate purposes, including capital expenditures and permitted acquisitions, of the Borrowers and their subsidiaries.
Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the final maturity date of the Revolving Credit Facility, which will be the fifth anniversary of the Revolving Credit Facility’s effective date. Voluntary

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

prepayments and commitment reductions under the Revolving Credit Facility are permitted at any time without any prepayment premium upon proper notice and subject to minimum dollar amounts.
Revolving loans under the Credit Agreement will bear interest at a floating rate, which will be a base rate or a Eurodollar rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin based on the Lithium segment's leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The base rate will be the greatest of: the rate of interest announced publicly by Citibank, N.A. in New York City from time to time as its “base rate”; the federal funds effective rate plus 0.5%; and a Eurodollar rate for a one-month interest period plus 1%. Each borrower on a joint and several basis is required to pay a commitment fee quarterly in arrears on the average daily unused amount of each Lender’s revolving credit commitment at a rate equal to an applicable percentage based on the Lithium segment’s leverage ratio, as determined in accordance with the provisions of the Credit Agreement. The applicable margin and the commitment fee are subject to adjustment as provided in the Credit Agreement.
The Borrowers’ present and future domestic material subsidiaries (the “Guarantors”) will guarantee the obligations of the Borrowers under the Revolving Credit Facility. The obligations of the Borrowers and the Guarantors are secured by all of the present and future assets of the Borrowers and the Guarantors, including the Borrowers’ facility and real estate in Bessemer City, North Carolina, subject to certain exceptions and exclusions as set forth in the Credit Agreement and other security and collateral documents.
The Credit Agreement contains certain affirmative and negative covenants that are binding on the Borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the Borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements.

Covenants
Among other restrictions, our Revolving Credit Facility and both 2014 and 2017 Term Loan Facilities contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2018 was 2.4, which is below the maximum leverage of 4.5 at September 30, 2018. Our actual interest coverage for the four consecutive quarters ended September 30, 2018 was 9.3, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2018.

The FMC Lithium Revolving Credit Facility contains financial covenants applicable to FMC Lithium and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Under the FMC Lithium Revolving Credit Facility, FMC Lithium must maintain a leverage ratio of no more than 3.50 to 1.00 and a minimum interest coverage ratio of at least 3.50 to 1.00, each as measured as of the end of each fiscal quarter. We were in compliance with all covenants at September 30, 2018.

Note 11: Discontinued Operations
FMC Health and Nutrition:
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax). During the nine months ended September 30, 2018, we recorded an additional gain on sale of $17 million, net of tax as a result of the working capital settlement. In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by us to DuPont for up to an initial 24 months after closing, with an additional six months extension. These services include information technology services, accounting, human resource and facility services among other services, while DuPont assumes the operations of FMC Health and Nutrition.
As discussed in Note 4, certain sites were to transfer at a later date due to various local timing constraints. In May 2018, the last site transferred to DuPont. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the three and nine months ended September 30, 2018:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$163.3	$3.8	$502.1
Costs of sales and services	—	101.7	4.0	309.0

Income (loss) from discontinued operations before income taxes (1)	$(0.4)	$33.0	$2.1	$108.2
Provision (benefit) for income taxes (2)	(0.7)	22.7	0.7	62.9
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (3)	$0.3	$10.3	$1.4	$45.3
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes	—	—	16.8	—
Divestiture related costs of discontinued operations of FMC Health and Nutrition, net of income taxes	0.6	(5.4)	0.3	(14.9)
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (4)	—	3.1	—	(147.8)
Discontinued operations of FMC Health and Nutrition, net of income taxes	$0.9	$8.0	$18.5	$(117.4)
Less: Discontinued operations of FMC Health and Nutrition attributable to noncontrolling interests	—	0.1	—	0.1
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$0.9	$7.9	$18.5	$(117.5)
____________________

(1)
Results for the three and nine months September 30, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business. For the three months ended September 30, 2017, amounts include $4.7 million of allocated interest expense and $3.9 million of restructuring and other charges (income). For the nine months ended September 30, 2017, amounts include $15.1 million of allocated interest expense, $7.0 million of restructuring and other charges (income), and $3.9 million of a pension curtailment charge. See Note 15 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)
Includes the accrual for income taxes of $14.7 million associated with unremitted earnings of foreign FMC Health and Nutrition subsidiaries held for sale for the three and nine months ended September 30, 2017.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents the major classes of assets and liabilities of FMC Health and Nutrition:

(in Millions)	September 30, 2018	December 31, 2017
Assets
Current assets of discontinued operations held for sale (1)	$—	$7.2
Property, plant and equipment	—	0.1
Total assets of discontinued operations held for sale (2)	$—	$7.3
Liabilities
Current liabilities of discontinued operations held for sale	$—	$(1.3)
Total liabilities of discontinued operations held for sale (3)	$—	$(1.3)
Total net assets (4)	$—	$6.0
____________________

(1)	Primarily consists of trade receivables and inventories.

(2)	Presented as "Current assets of discontinued operations held for sale" on the condensed consolidated balance sheets as of December 31, 2017.

(3)	Presented as "Current liabilities of discontinued operations held for sale" on the condensed consolidated balance sheets as of December 31, 2017.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $0.6 and $0.1 for the three and nine months ended September 30, 2018 and $0.2 and ($0.2) for the three and nine months ended 2017, respectively	$0.9	$0.4	$2.0	$2.1
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.0 and $2.4 for the three and nine months ended September 30, 2018 and $9.9 and $14.4 for the three and nine months ended 2017, respectively (1)	(4.0)	(19.3)	(9.0)	(30.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $0.7 and $4.1 for the three and nine months ended September 30, 2018 and $2.2 and $6.4 for the three and nine months ended 2017, respectively	(2.5)	(4.2)	(15.7)	(12.0)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of $0.5 and ($4.1) for the three and nine months ended September 30, 2018 and ($21.0) and ($38.6) for the three and nine months ended 2017, respectively	0.9	8.0	18.5	(117.4)
Discontinued operations, net of income taxes	$(4.7)	$(15.1)	$(4.2)	$(157.3)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2018 in Note 12.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2017	$432.1	$(13.9)	$418.2
Provision (Benefit)	21.0	—	21.0
(Spending) Recoveries	(31.4)	—	(31.4)
Foreign currency translation adjustments	(0.9)	—	(0.9)
Net change	$(11.3)	$—	$(11.3)
Total environmental reserves at September 30, 2018	$420.8	$(13.9)	$406.9

Environmental reserves, current (1)	$98.9	$(2.0)	$96.9
Environmental reserves, long-term (2)	321.9	(11.9)	310.0
Total environmental reserves at September 30, 2018	$420.8	$(13.9)	$406.9
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $210 million at September 30, 2018. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2017	Increase in recoveries	Cash received	9/30/2018
Environmental recoveries	$32.3	0.4	(4.2)	$28.5

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Environmental provisions, net - recorded to liabilities (1)	$7.8	$31.9	$21.0	$53.1
Environmental provisions, net - recorded to assets (2)	(0.4)	—	(0.4)	(0.4)
Environmental provision, net	$7.4	$31.9	$20.6	$52.7

Continuing operations (3)	$2.4	$2.7	$9.2	$8.3
Discontinued operations (4)	5.0	29.2	11.4	44.4
Environmental provision, net	$7.4	$31.9	$20.6	$52.7
____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

Middleport
Middleport Litigation
In the federal court action before the United States District Court for the Western District of New York, FMC responded to the Court’s dismissal of FMC’s action by filing a Motion to Vacate Judgment and For Leave to Amend Complaint on March 2, 2017. The purpose of this motion is to allow FMC to amend its Complaint to add a citizen’s suit under RCRA against the United States for the Environmental Protection Agency's ("EPA") failure to perform its nondiscretionary duties under the 1991 Administrative Order on Consent ("AOC"). Simultaneously, FMC served the EPA with a 60-day notice letter, which is a procedural precursor to filing the citizen’s suit complaint. On June 7, 2018, the District Court denied FMC’s motion. On August 6, 2018, FMC filed a notice of appeal in the Second Circuit, appealing both the underlying dismissal and the denial of the motion, which is still pending.

Oral arguments in the New York State Department of Environmental Conservation ("NYSDEC") appeal of the Appellate Division decision was held on March 21, 2018. On May 1, 2018, the Court issued its opinion reversing the Appellate Division’s decision and holding that NYSDEC has the authority to unilaterally spend state superfund money to cleanup sites and then seek reimbursement from FMC in a separate proceeding. We will have the opportunity to dispute the liability for, and the amount of, the costs in that proceeding.

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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2018, there were 0.2 million and 0.2 million potential common shares excluded from Diluted EPS, respectively. There were no potential common shares excluded from Diluted EPS for the three months ended September 30, 2017. For the nine months ended September 30, 2017 there were 0.2 million potential common shares excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$77.5	$70.4	$473.9	$163.1
Discontinued operations, net of income taxes	(4.7)	(15.2)	(4.2)	(157.4)
Net income (loss) attributable to FMC stockholders	$72.8	$55.2	$469.7	$5.7
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.3)	(2.1)	(0.7)
Net income (loss) allocable to common stockholders	$72.4	$54.9	$467.6	$5.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.52	$3.50	$1.21
Discontinued operations	(0.03)	(0.11)	(0.03)	(1.17)
Net income (loss) attributable to FMC stockholders	$0.54	$0.41	$3.47	$0.04

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.52	$3.48	$1.20
Discontinued operations	(0.03)	(0.11)	(0.03)	(1.16)
Net income (loss) attributable to FMC stockholders	$0.54	$0.41	$3.45	$0.04

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,852	134,371	134,729	134,184
Weighted average additional shares assuming conversion of potential common shares	1,505	1,576	1,508	1,324
Shares – diluted basis	136,357	135,947	136,237	135,508

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Equity
The table provides a roll forward of equity, equity attributable to FMC stockholders, and equity attributable to noncontrolling interests.

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2,681.8	$25.3	$2,707.1
Net income (loss)	469.7	7.2	476.9
Stock compensation plans	26.7	—	26.7
Shares for benefit plan trust	(0.3)	—	(0.3)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax (1)	10.4	—	10.4
Net hedging gains (losses) and other, net of income tax (1)	1.1	—	1.1
Foreign currency translation adjustments (1)	(70.7)	(1.3)	(72.0)
Dividends ($0.495 per share)	(66.9)	—	(66.9)
Repurchases of common stock	(5.4)	—	(5.4)
Noncontrolling interests associated with an acquisition	—	0.7	0.7
Balance at September 30, 2018	$3,046.4	$31.9	$3,078.3
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications	(70.7)	12.0	—	(58.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.9)	10.4	(0.5)
Accumulated other comprehensive income (loss), net of tax at September 30, 2018	$(76.9)	$6.3	$(228.9)	$(299.5)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications	162.4	(3.2)	1.3	160.5
Amounts reclassified from accumulated other comprehensive income (loss)	17.0	1.3	11.0	29.3
Accumulated other comprehensive income (loss), net of tax at September 30, 2017	$(14.6)	$5.2	$(279.2)	$(288.6)
____________________
(1)     See Note 17 for more information.
(2)    See Note 15 for more information.

Reclassifications of accumulated other comprehensive income (loss)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Foreign currency adjustments:
Divestiture of Omega-3 business (2)	$—	$(17.0)	$—	$(17.0)	Discontinued operations, net of income taxes
Derivative instruments
Foreign currency contracts	$18.0	$(4.9)	$20.4	$(9.4)	Costs of sales and services
Energy contracts	—	(0.2)	—	0.6	Costs of sales and services
Foreign currency contracts	(4.0)	2.6	(4.3)	6.6	Selling, general and administrative expenses
Other contracts	(0.2)	—	(0.2)	—	Interest expense, net
Total before tax	$13.8	$(2.5)	$15.9	$(2.2)
	(4.6)	1.0	(5.0)	0.9	Provision for income taxes
Amount included in net income (loss)	$9.2	$(1.5)	$10.9	$(1.3)

Pension and other postretirement benefits (3)
Amortization of prior service costs	$—	$(0.1)	$(0.2)	$(0.4)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(4.4)	(3.6)	(11.5)	(10.4)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	(0.1)	(1.2)	(1.4)	(5.9)	Selling, general and administrative expenses; Discontinued operations, net of income taxes (4)
Total before tax	$(4.5)	$(4.9)	$(13.1)	$(16.7)
	0.9	1.7	2.7	5.7	Provision for income taxes
Amount included in net income (loss)	$(3.6)	$(3.2)	$(10.4)	$(11.0)
Total reclassifications for the period	$5.6	$(4.7)	$0.5	$(12.3)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

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

Dividends and Share Repurchases
For the nine months ended September 30, 2018 and 2017, we paid dividends of $66.9 million and $66.6 million, respectively. On October 18, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of September 28, 2018. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2018.

During the nine months ended September 30, 2018, no shares were repurchased under the publicly announced repurchase program. At September 30, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.1	$1.8	$—	$—	$4.3	$5.6	$—	$—
Interest cost	9.9	11.2	0.2	0.1	32.7	33.7	0.5	0.5
Expected return on plan assets	(15.9)	(19.9)	—	—	(47.5)	(59.6)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	—	0.3	0.4	(0.1)	—
Recognized net actuarial and other (gain) loss	4.5	4.1	—	(0.3)	12.8	11.9	(0.4)	(0.8)
Recognized loss due to settlement (1)	0.1	1.2	—	—	1.4	2.0	—	—
Net periodic benefit cost (income)	$(0.2)	$(1.5)	$0.1	$(0.2)	$4.0	$(6.0)	$—	$(0.3)
____________________

(1)	Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

In the nine months ended September 30, 2017 we recognized a curtailment loss of $3.9 million associated with the expected disposal of our FMC Health and Nutrition business, which was recorded within "Discontinued operations, net of income taxes" within the condensed consolidated statements of income (loss).
We made voluntary cash contributions to our U.S. defined benefit pension plan in the nine months ended September 30, 2018 and 2017 of $30.0 million and $44.0 million, respectively. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2018.

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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the Company does not have the necessary information available, prepared, or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. For the period ending December 31, 2017, we recognized provisional tax expense of $315.9 million as our reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in our consolidated financial statements. The $315.9 million is comprised of $202.7 million for the net transition tax to be paid over eight years and $113.2 million from the remeasurement of our U.S. net deferred tax assets.
For the nine months ended September 30, 2018, we recorded an adjustment to our provisional tax expense of $18.3 million of income tax expense comprised of a change of $3.2 million in the estimated impact of the remeasurement of the Company’s U.S. net deferred tax assets and a $15.1 million change in the net transition tax to be paid. The revisions to our provisional tax expense include the impact of the 2017 U.S. federal tax return filing. We will continue to refine our calculations as additional information is obtained and analyzed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS and state taxing authorities will implement tax reform, such as guidance with respect to foreign sourced earnings, executive compensation, and transition tax; the completion of certain 2017 state tax returns; and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be finalized during the fourth quarter of 2018.

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
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

	Three Months Ended September 30,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$109.6	$30.1	27.5%	$59.3	$(11.6)	(19.6)%
Discrete items:
Transaction-related charges (1)	$6.8	$1.5		$48.8	$15.4
Currency remeasurement (2)	—	1.8		4.6	1.2
Other discrete items (3)	32.8	6.1		(4.1)	1.3
Tax only discrete items (4)	—	(17.2)		—	4.7
Total discrete items	$39.6	$(7.8)		$49.3	$22.6
Continuing operations, before discrete items	$149.2	$22.3		$108.6	$11.0
Estimated Annualized Effective Tax Rate (EAETR) (5)			14.9%			10.1%

	Nine Months Ended September 30,
	2018			2017
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$581.5	$100.4	17.3%	$165.7	$1.1	0.7%
Discrete items:
Transaction-related charges (1)	$14.8	$3.1		$78.7	$24.5
Currency remeasurement (2)	3.3	3.4		16.1	5.4
Other discrete items (3)	104.4	13.2		83.4	4.6
Tax only discrete items (4)	—	(12.4)		—	5.8
Total discrete items	$122.5	$7.3		$178.2	$40.3
Continuing operations, before discrete items	$704.0	$107.7		$343.9	$41.4
Estimated Annualized Effective Tax Rate (EAETR) (5)			15.3%			12.0%

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

___________________

(1)
As of the three and nine months ended September 30, 2018, amount relates to FMC Lithium separation-related charges. As of the three and nine months ended September 30, 2017, amount relates to DuPont acquisition-related charges.

(2)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(3)
GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. During the three months ended September 30, 2018, other discrete items were materially comprised of restructuring charges and other integration related costs associated with the acquired DuPont Crop Protection Business and the discrete accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. During the nine months ended September 30, 2018, other discrete items also included the gain attributable to the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited recorded in the first quarter. See Note 4 for additional information on the Company’s Nufarm divestment. For the three and nine months ended September 30, 2017, the other discrete items component of the EAETR reconciliation primarily relates to the discrete accounting for the excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.

(4)
For the three and nine months ended September 30, 2017 and September 30, 2018, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, changes in realizability of certain deferred tax assets, changes in uncertain tax liabilities and related interest, excess tax benefits associated with share-based compensation, changes in prior year estimates of subsidiary tax liabilities, and adjustments to our provisional tax expense related to the Act.

(5)
The primary drivers for the increase in effective tax rate for both the three and nine months ended September 30, 2018 as compared to 2017 are shown in the table above. The remaining change was due to the integration of the DuPont Crop Protection Business into our global supply chain as well as the effect of the global intangible low-taxed income (GILTI) provisions of the Act.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $2,767.7 million and $3,250.6 million and the carrying amount is $2,742.7 million and $3,185.6 million as of September 30, 2018 and December 31, 2017, respectively.
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
As of September 30, 2018, we had open foreign currency forward contracts and options in AOCI in a net after tax gain position of $4.9 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts and options hedge forecasted transactions until December 31, 2019. At September 30, 2018, we had open forward contracts and options designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $671.4 million.
As of September 30, 2018, we had open interest rate contracts in AOCI in a net after tax gain position of $0.5 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt. At September 30, 2018 we had interest rate swap contracts outstanding with a total aggregate notional value of $200.0 million.
As of September 30, 2018, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2018, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately all of the $5.4 million net gains after-tax, representing open foreign currency exchange contracts, interest rate contracts, and commodity contracts, will be realized in earnings during the twelve months ending September 30, 2019 if spot rates in the future are consistent with forward rates as of September 30, 2018. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,071.1 million at September 30, 2018.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$13.5	$0.6	$14.1	$(8.0)	$6.1
Interest rate contracts	0.6	—	0.6	—	0.6
Total derivative assets (1)	$14.1	$0.6	$14.7	$(8.0)	$6.7

Foreign exchange contracts	$(10.6)	$(2.3)	$(12.9)	$8.0	$(4.9)
Interest rate contracts	—	—	—	—	—
Total derivative liabilities (2)	$(10.6)	$(2.3)	$(12.9)	$8.0	$(4.9)

Net derivative assets (liabilities)	$3.5	$(1.7)	$1.8	$—	$1.8

	December 31, 2017
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$7.0	$1.2	$8.2	$(1.5)	$6.7
Total derivative assets (1)	$7.0	$1.2	$8.2	$(1.5)	$6.7

Foreign exchange contracts	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)
Total derivative liabilities (2)	$(3.6)	$(0.2)	$(3.8)	$1.5	$(2.3)

Net derivative assets (liabilities)	$3.4	$1.0	$4.4	$—	$4.4
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30,
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Unrealized hedging gains (losses) and other, net of tax	$2.3	$(1.8)	$—	$0.1	$0.3	$—	$2.6	$(1.7)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	(9.4)	1.5	—	0.1	0.2	(0.1)	(9.2)	1.5
Total derivative instrument impact on comprehensive income, net of tax	$(7.1)	$(0.3)	$—	$0.2	$0.5	$(0.1)	$(6.6)	$(0.2)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Nine Months Ended September 30,
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Unrealized hedging gains (losses) and other, net of tax	$11.7	$(2.4)	$—	$(0.8)	$0.3	$—	$12.0	$(3.2)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion (1)	(11.1)	1.8	—	(0.4)	0.3	(0.1)	(10.8)	1.3
Ineffective portion (1)	(0.1)	—	—	—	—	—	(0.1)	—
Total derivative instrument impact on comprehensive income, net of tax	$0.5	$(0.6)	$—	$(1.2)	$0.6	$(0.1)	$1.1	$(1.9)
___________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2018	2017	2018	2017
Foreign exchange contracts	Cost of sales and services	$(1.5)	$1.1	$(10.3)	$(9.4)
Total		$(1.5)	$1.1	$(10.3)	$(9.4)
___________________

(1)	Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$6.1	$—	$6.1	$—
Derivatives – Interest Rate (1)	0.6	—	0.6	—
Other (2)	21.5	21.5	—	—
Total assets	$28.2	$21.5	$6.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.9	$—	$4.9	$—
Other (3)	34.6	29.8	4.8	—
Total liabilities	$39.5	$29.8	$9.7	$—

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$6.7	$—	$6.7	$—
Other (2)	30.1	30.1	—	—
Total assets	$36.8	$30.1	$6.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$2.3	$—	$2.3	$—
Other (3)	46.6	38.8	7.8	—
Total liabilities	$48.9	$38.8	$10.1	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the periods ended September 30, 2018 and December 31, 2017.

(in Millions)	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended September 30, 2018)
Assets
Impairment of intangibles (1)	$3.1	$—	$—	$3.1	$(1.8)
Total assets	$3.1	$—	$—	$3.1	$(1.8)
____________________

(1)	We recorded an impairment charge, related to our FMC Agricultural Solutions segment, to write down the carrying value of the generic brand portfolio of approximately $2 million to its fair value.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended December 31, 2017)
Assets
Impairment of Crop Protection intangibles (1)	$1,136.1	$—	$—	$1,136.1	$(42.1)
Impairment of intangibles (2)	4.3	—	—	4.3	(1.3)
Total assets	$1,140.4	$—	$—	$1,140.4	$(43.4)
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2018. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$37.0
Guarantees of vendor financing - long-term (1)	0.1
Other debt guarantees (2)	4.2
Total	$41.3
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
Contingencies
A detailed discussion related to our outstanding contingencies, other than as discussed below, can be found in Note 18 to our consolidated financial statements included within our 2017 Form 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Canadian antitrust actions. In 2005, after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. The case was largely dormant while the Canadian Supreme Court considered, in different litigation, whether indirect purchasers may recover overcharges in antitrust actions. In October 2013 the Court ruled that such recovery is permissible. Thereafter, the plaintiffs' moved to dismiss certain downstream purchasers (those who purchased products that contain hydrogen peroxide or were made using hydrogen peroxide) from the case and to reduce the class period to November 1, 1998 through December 31, 2003 - thereby eliminating six of the eleven years of the originally certified class period. The Court approved this request. Following an active period of discovery the plaintiffs approached FMC for settlement negotiations in July 2018. The plaintiffs and FMC subsequently reached agreement and signed a settlement agreement on September 27, 2018, providing for a payment of CAD 3.25 million ($2.5 million), which is recorded within "Accrued and other current liabilities" on the condensed consolidated balance sheets, to plaintiffs. This was recorded within "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss). Subject to court approval, which is expected, the settlement agreement fully and finally resolved the Canadian litigation.

Note 19: Segment Information

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
FMC Agricultural Solutions	$923.6	$551.8	$3,185.9	$1,665.0
FMC Lithium	112.0	94.4	322.7	234.0
Total	$1,035.6	$646.2	$3,508.6	$1,899.0
Earnings before interest, taxes and depreciation and amortization (EBITDA)
FMC Agricultural Solutions	$216.2	$137.3	$916.1	$352.7
FMC Lithium	48.6	40.2	150.1	93.7
Corporate and other	(29.7)	(22.4)	(80.5)	(69.5)
Operating profit before the items listed below	$235.1	$155.1	$985.7	$376.9
Depreciation and amortization	(42.4)	(25.1)	(124.7)	(71.2)
Interest expense, net	(33.4)	(18.4)	(101.7)	(51.3)
Restructuring and other (charges) income (1)	(25.9)	(7.1)	(29.2)	(22.3)
Non-operating pension and postretirement (charges) income (2)	1.2	3.6	0.5	12.3
Transaction-related charges (3)	(25.0)	(48.8)	(149.1)	(78.7)
(Provision) benefit for income taxes	(30.1)	11.6	(100.4)	(1.1)
Discontinued operations, net of income taxes	(4.7)	(15.1)	(4.2)	(157.3)
Net income attributable to noncontrolling interests	(2.0)	(0.6)	(7.2)	(1.6)
Net income (loss) attributable to FMC stockholders	$72.8	$55.2	$469.7	$5.7
____________________

(1)
See Note 9 of the condensed consolidated financial statements included within this Form 10-Q for details of restructuring and other (charges) income. The following provides the detail of the (charges) income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
FMC Agricultural Solutions	$(22.0)	$(2.2)	$(13.9)	$(7.0)
FMC Lithium	(0.3)	—	(2.4)	(2.7)
Corporate	(3.6)	(4.9)	(12.9)	(12.6)
Restructuring and other (charges) income	$(25.9)	$(7.1)	$(29.2)	$(22.3)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(2)
Our non-operating pension and postretirement charges (income) are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our segments results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our Adjusted Earnings results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(3)	Charges relate to the expensing of the legal and professional third-party fees associated with acquisitions and separation activities. Amounts represent the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Transaction-related charges
Acquisition-related charges - DuPont Crop
Legal and professional fees (1)	$16.9	$48.8	$64.7	$78.7
Inventory fair value amortization (2)	1.3	—	69.6	—
Separation-related charges - FMC Lithium
Legal and professional fees (1)	$6.8	$—	$14.8	$—
Total Transaction-related charges	$25.0	$48.8	$149.1	$78.7
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

Note 20: Subsequent Events
In March 2017, we announced our intention to separate our FMC Lithium segment (subsequently renamed Livent Corporation, or "Livent") into a publicly traded company. The initial step of the separation, the initial public offering ("IPO") of Livent, closed on October 15, 2018. After completion of the IPO, FMC owned 123 million shares of Livent's common stock, representing approximately 85 percent of the total outstanding shares of Livent's common stock. FMC presently intends to distribute the remaining Livent shares on March 1, 2019. We will continue to consolidate Livent as the FMC Lithium reporting segment until the full separation date. At that time, results of Livent will move to discontinued operations.
In connection with the IPO, we have entered into certain agreements with Livent that govern various interim and ongoing relationships between the parties. These agreements include a separation and distribution agreement, a transition services agreement, a shareholders’ agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and a trademark license agreement.
Pursuant to the terms of the separation and distribution agreement, on October 18, 2018, we received a net distribution of approximately $320 million from Livent representing the proceeds from the sale of its common stock as part of the IPO, net of underwriting discounts and commissions, financing fees and other offering related expenses.
On November 5, 2018, we announced a plan to repurchase $200 million in shares by the end of 2018 under our existing share repurchase authorization.

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

Revenue from product sales is recognized when (or as) FMC satisfies a performance obligation by transferring the promised goods to a customer; that is, when control of the good transfers to the customer. In determining when the control of goods is transferred, we typically assess, among other things, the transfer of risk and title and the shipping terms of the contract. The transfer of title and risk typically occurs either upon shipment to the customer or upon receipt by the customer. As such, FMC typically recognizes revenue when goods are shipped based on the relevant incoterm for the product order, or in some regions, when delivery to the customer’s requested destination has occurred (regardless of shipping terms). When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time. We exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for (e.g. sales tax, value added tax, etc.) We record a liability until remitted to the respective taxing authority.

As a part of our customary business practice, we offer a number of sales incentives to our customers including volume discounts and rebates, primarily in our FMC Agricultural Solutions segment. For all such contracts that include any variable consideration, we estimate the variable consideration and factor in such an estimate while determining the transaction price (i.e., the price we expect to be entitled to under the contract). Incentives due to customers are accrued as a reduction of revenue in the same period the related sales are recorded based on the contract terms.

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
Third Quarter 2018 Highlights

The following are the more significant developments in our businesses during the three months ended September 30, 2018:

•
Revenue of $1,035.6 million for the three months ended September 30, 2018 increased $389.4 million or 60 percent versus the same period last year. The increase in revenue was primarily attributable to FMC Agricultural Solutions and the acquisition of the DuPont Crop Protection Business, which was completed in November 2017. A more detailed review of revenue by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by 120 percent, sales in Asia increased 84 percent, sales in Latin America increased 31 percent, and sales in Europe, Middle East and Africa increased by 46 percent.

•
Our gross margin, excluding transaction-related charges, of $447.5 million increased versus the prior year's third quarter by $181.6 million. Gross margin percent, excluding transaction-related charges, of 43 percent also increased compared to 41 percent in the prior year primarily due to higher margin products within FMC Agricultural Solutions and, to a lesser extent, higher prices in FMC Lithium.

•
Selling, general and administrative expenses, excluding transaction-related charges, increased by approximately $78.2 million or 74 percent to $183.9 million primarily due to the acquisition of the DuPont Crop Protection Business, which is being integrated into our FMC Agricultural Solutions segment.

•
Research and development expenses of $70.9 million increased $40.7 million or approximately 135 percent. The increase was due to investments in discovery and product development from the state of the art facilities acquired from the DuPont Crop Protection Business Acquisition.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $134.1 million increased compared to the prior year amount of $95.4 million primarily due to higher results in both FMC Agricultural Solutions and FMC Lithium. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights
On October 15, 2018, Livent closed on its IPO. After completion of the IPO, FMC owned 123 million shares of Livent's common stock, representing approximately 85 percent of the total outstanding shares of Livent's common stock. FMC presently intends to distribute the remaining Livent shares on March 1, 2019. We will continue to consolidate Livent as the FMC Lithium reporting segment until the full separation date. At that time, results of Livent will move to discontinued operations. As of, and through, September 30, 2018, Livent was wholly owned by us and is reported as FMC Lithium in these condensed consolidated financial statements.

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

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
FMC Agricultural Solutions	$923.6	$551.8	$3,185.9	$1,665.0
FMC Lithium	112.0	94.4	322.7	234.0
Total	$1,035.6	$646.2	$3,508.6	$1,899.0
Earnings before interest, taxes and depreciation and amortization (EBITDA)
FMC Agricultural Solutions	$216.2	$137.3	$916.1	$352.7
FMC Lithium	48.6	40.2	150.1	93.7
Corporate and other	(29.7)	(22.4)	(80.5)	(69.5)
Operating profit before the items listed below	$235.1	$155.1	$985.7	$376.9
Depreciation and amortization	(42.4)	(25.1)	(124.7)	(71.2)
Interest expense, net	(33.4)	(18.4)	(101.7)	(51.3)
Restructuring and other (charges) income (1)	(25.9)	(7.1)	(29.2)	(22.3)
Non-operating pension and postretirement (charges) income (2)	1.2	3.6	0.5	12.3
Transaction-related charges (3)	(25.0)	(48.8)	(149.1)	(78.7)
(Provision) benefit for income taxes	(30.1)	11.6	(100.4)	(1.1)
Discontinued operations, net of income taxes	(4.7)	(15.1)	(4.2)	(157.3)
Net income attributable to noncontrolling interests	(2.0)	(0.6)	(7.2)	(1.6)
Net income (loss) attributable to FMC stockholders (GAAP)	$72.8	$55.2	$469.7	$5.7
____________________
(1)    See Note 9 for details of restructuring and other (charges) income. Below provides the detail of the (charges) income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
FMC Agricultural Solutions	$(22.0)	$(2.2)	$(13.9)	$(7.0)
FMC Lithium	(0.3)	—	(2.4)	(2.7)
Corporate	(3.6)	(4.9)	(12.9)	(12.6)
Restructuring and other (charges) income	$(25.9)	$(7.1)	$(29.2)	$(22.3)

(2)
Our non-operating pension and postretirement charges (income) are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our segments results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our Adjusted Earnings results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(3)	Charges relate to the expensing of the legal and professional third-party fees associated with acquisitions and separation activities. Amounts represent the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Transaction-related charges
Acquisition-related charges - DuPont Crop
Legal and professional fees (1)	$16.9	$48.8	$64.7	$78.7
Inventory fair value amortization (2)	1.3	—	69.6	—
Separation-related charges - FMC Lithium
Legal and professional fees (1)	$6.8	$—	$14.8	$—
Total Transaction-related charges	$25.0	$48.8	$149.1	$78.7
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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to FMC stockholders (GAAP)	$72.8	$55.2	$469.7	$5.7
Corporate special charges (income), pre-tax (1)	49.7	52.3	177.8	88.7
Income tax expense (benefit) on Corporate special charges (income) (2)	(10.4)	(17.9)	(40.3)	(30.4)
Corporate special charges (income), net of income taxes	$39.3	$34.4	$137.5	$58.3
Discontinued operations attributable to FMC Stockholders, net of income taxes	4.7	15.2	4.2	157.4
Non-GAAP tax adjustments (3)	17.3	(9.4)	15.4	(2.8)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$134.1	$95.4	$626.8	$218.6
____________________

(1)	Represents restructuring and other charges (income), non-operating pension and postretirement charges (income) and transaction-related charges.

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
FMC Agricultural Solutions

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Revenue	$923.6	$551.8	$3,185.9	$1,665.0
Segment EBITDA	216.2	137.3	916.1	352.7

Three Months Ended September 30, 2018 vs. 2017
Revenue of $923.6 million increased $371.8 million, or approximately 67 percent versus the prior year quarter. The increase was primarily due to the revenue from the DuPont Crop Protection Acquisition, which was completed on November 1, 2017, and contributed approximately $405 million of the increase.
Segment EBITDA of $216.2 million increased by $78.9 million, or approximately 57 percent, compared to the prior year quarter. The increase was primarily driven by the addition of the results from the acquired DuPont Crop Protection Business.

Nine Months Ended September 30, 2018 vs. 2017
Revenue of $3,185.9 million increased $1,520.9 million, or approximately 91 percent versus the prior year period. The increase was primarily due to the revenue from the DuPont Crop Protection Acquisition, which was completed on November 1, 2017, and contributed approximately $1,532 million of the increase.
Segment EBITDA of $916.1 million increased by $563.4 million, or approximately 160 percent, compared to the prior year period. The increase was primarily driven by the addition of the results from the acquired DuPont Crop Protection Business.
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

FMC Agricultural Solutions Pro Forma Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Revenue
Revenue, FMC Agricultural Solutions, as reported (1)	$923.6	$551.8	$3,185.9	$1,665.0
Revenue, DuPont Crop Protection Business, pro forma (2)	—	328.4	—	1,261.7
Pro Forma Combined, Revenue (3) (4)	$923.6	$880.2	$3,185.9	$2,926.7
EBITDA
EBITDA, FMC Agricultural Solutions, as reported (1)	$216.2	$137.3	$916.1	$352.7
EBITDA, DuPont Crop Protection Business, pro forma (2)	—	99.1	—	488.2
Pro Forma Combined, EBITDA (3) (4)	$216.2	$236.4	$916.1	$840.9
___________________

(1)	As reported amounts are the results of operations of FMC Agricultural Solutions, including the results of the DuPont Crop Protection Acquisition from November 1, 2017 onward.

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

(4)	For the three and nine months ended September 30, 2018, pro forma results and actual results are the same.

FMC Agricultural Solutions Pro Forma Combined Revenue by Region (1) (2)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
North America (3)	$201.8	$153.2	$842.0	$727.4
Europe, Middle East and Africa (EMEA) (4)	133.5	161.0	826.1	804.9
Latin America (5)	379.0	346.9	737.3	650.2
Asia (6)	209.3	219.1	780.5	744.2
Total FMC Agricultural Solutions Revenue	$923.6	$880.2	$3,185.9	$2,926.7
___________________

(1)	For the three and nine months ended September 30, 2018, pro forma results and actual results are the same.

(2)
Combined revenue by region for the three and nine months ended September 30, 2017 includes the results of the DuPont Crop Protection Business of approximately $328 million and $1,262 million, respectively, assuming the acquisition occurred on January 1, 2017. These amounts include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.

(3)
Increase in the three and nine months ended September 30, 2018 was due to volume growth of acquired products, strong demand from new herbicide products, and planted acres increasing for wheat, cotton and rice. These were partially offset by unfavorable weather during the period as well as unfavorable impacts from the delayed start to the season.

(4)
Decrease in the three months ended September 30, 2018 was due to warm and dry conditions affecting demand for herbicides and fungicides as well as timing of orders in both Belgium and Holland that will push sales into the fourth quarter due to the shift to a direct market access in those countries. Increase in the nine months ended September 30, 2018 was due to synergies contributing to higher sales particularly in insecticides partially offset by a shorter growing season and lower yields in Northern and Central Europe due to poor weather conditions.

(5)
Increase in the three months ended September 30, 2018 was primarily due to strong growth in cotton acreage and market growth in Brazil, partially offset by unfavorable foreign currency impacts. Increase in the nine months ended September 30, 2018 was driven by the volume growth in soybean crop, growth in cotton acreage, and market growth in Brazil and Mexico.

(6)
Decrease for the three months ended September 30, 2018 was due to the rationalization of the legacy portfolio in India and unfavorable foreign currency impacts, partially offset by the strong performance in rice and soy insecticides in India. Increase for the nine months ended September 30, 2018 was due to strong performance in rice and soy insecticides in India and growth in rice herbicides in China which was partially offset by extreme drought conditions in Australia and divestment of the legacy portfolio in India.

Pro Forma Combined Results - Three Months Ended September 30, 2018 vs. 2017
Pro forma combined revenue of $923.6 million increased by approximately 5 percent versus the prior year quarter. Refer to the FMC Agricultural Solutions Pro Forma Combined Revenue by Region chart above for further discussion.

Pro forma combined segment EBITDA of $216.2 million decreased approximately 9 percent compared to the prior year quarter. The decrease was primarily driven by higher costs as a percentage of revenue as well as unfavorable foreign currency impacts. Raw material price increases have had a negative impact on results quarter over quarter. This is impacting the chemical industry broadly as the Chinese government has been shutting down industrial parks as part of their environmental program. These shutdowns have limited the supply of certain active ingredients and intermediates, causing shortages of materials, and in certain cases, rising raw material costs. Partially offsetting the decrease was revenue growth as discussed above.

Pro Forma Combined Results - Nine Months Ended September 30, 2018 vs. 2017
Pro forma combined revenue of $3,185.9 million increased by approximately 9 percent versus the prior year period. Refer to the FMC Agricultural Solutions Pro Forma Combined Revenue by Region chart above for further discussion.

Pro forma combined segment EBITDA of $916.1 million increased approximately 9 percent compared to the prior year period. The increase was primarily driven by revenue growth as discussed above. Additionally, costs as a percentage of revenue slightly decreased, which also impacted results positively, due to cost control and synergies as we leveraged our existing sales and back office infrastructure as well as savings across procurement and plant services. These were partially offset by higher raw material costs which have had a negative impact on results year over year. As discussed above, this is impacting the chemical industry broadly as the Chinese government has been shutting down industrial parks as part of their environmental program. So far, we have been able to mitigate and manage the impact on our ability to supply our customer due to our diversified supply chain network.

Outlook
For 2018, full-year segment revenue is expected to be approximately $4.20 billion to $4.26 billion and full-year segment EBITDA is expected to be in the range of $1.20 billion to $1.22 billion. Full-year depreciation and amortization is expected to be approximately $144 million.

FMC Lithium

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Revenue	$112.0	$94.4	$322.7	$234.0
Segment EBITDA	48.6	40.2	150.1	93.7

Three Months Ended September 30, 2018 vs. 2017
Revenue of $112.0 million increased by approximately 19 percent versus the prior-year quarter, primarily driven by higher volumes particularly in lithium hydroxide. Higher volumes impacted revenue by approximately 17 percent while higher pricing contributed approximately 2 percent to the revenue increase. Foreign currency had minimal impact on the change in revenue.
EBITDA of $48.6 million increased approximately $8 million versus the year ago quarter. The higher volumes and favorable pricing noted above impacted results by approximately $9 million and $1 million, respectively. These were offset by higher overall costs of approximately $2 million. Foreign currency had a minor impact on the change in EBITDA.

Nine Months Ended September 30, 2018 vs. 2017
Revenue of $322.7 million increased by approximately 38 percent versus the prior-year period, driven by higher volumes as a result of the new lithium hydroxide production in China and our higher production in Argentina, and higher prices particularly in lithium hydroxide and butyllithium. Higher volumes impacted revenue by 23 percent and higher pricing contributed 15 percent to the revenue increase. Foreign currency had a minimal impact on the change in revenue.
EBITDA of $150.1 million increased approximately $56 million versus the year ago quarter. The favorable pricing and higher volumes noted above impacted results by approximately $33 million and $25 million, respectively. These were offset by higher overall costs of approximately $2 million. Foreign currency had a minimal impact on the change in EBITDA.

Outlook
Segment EBITDA is expected to be between $193 million and $197 million for the full year of 2018, an increase of 37 percent over 2017 at the mid-point of the range. Full-year depreciation and amortization is expected to be approximately $19 million.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on the condensed consolidated statements of income (loss).
Three Months Ended September 30, 2018 vs. 2017
Corporate and other expenses of $29.7 million in the three months ended September 30, 2018 increased by $7.3 million from $22.4 million in the same period in 2017. The increase was primarily driven by negative foreign currency impacts of approximately $6 million, which was mainly due to the foreign exchange impacts on intercompany fund movements which is largely not expected to repeat.
Nine Months Ended September 30, 2018 vs. 2017
Corporate and other expenses of $80.5 million in the nine months ended September 30, 2018 increased by $11.0 million from $69.5 million in the same period in 2017. The increase was primarily driven by negative foreign currency impacts of approximately $6 million as discussed above. Additionally, the nine months ended September 30, 2018 includes approximately $3 million of LIFO expense compared to zero in the prior year period. These were offset by lower corporate shared costs of approximately $2 million.

Depreciation and amortization
Three Months Ended September 30, 2018 vs. 2017
Depreciation and amortization of $42.4 million increased $17.3 million as compared to the third quarter in 2017 of $25.1 million. $18.4 million of the increase was due to the increase in intangible assets and property, plant and equipment acquired as a result of the DuPont Crop Protection Business, offset by a decrease in Corporate depreciation and amortization.
Nine Months Ended September 30, 2018 vs. 2017
Depreciation and amortization of $124.7 million increased $53.5 million as compared to the prior year period of $71.2 million. $52.7 million of the increase was due to the increase in intangible assets and property, plant and equipment acquired as a result of the DuPont Crop Protection Business.

Interest expense, net
Three Months Ended September 30, 2018 vs. 2017
Interest expense, net of $33.4 million increased compared to the third quarter in 2017 of $18.4 million. The increase was driven by interest on the 2017 Term Loan Facility of approximately $8 million. The additional increase of approximately $5 million was due to less interest allocated to discontinued operations in 2018 due to the divestment of the FMC Health and Nutrition business to DuPont in 2017. Interest was previously allocated in accordance with relevant discontinued operations accounting guidance.
Nine Months Ended September 30, 2018 vs. 2017
Interest expense, net of $101.7 million increased compared to the prior year period of $51.3 million. The increase was driven by the addition of the 2017 Term loan Facility which increased interest expense by approximately $35 million. The remaining increase of approximately $15 million was due to less interest allocated to discontinued operations in 2018 due to the divestment of the FMC Health and Nutrition business to DuPont in 2017. Interest was previously allocated in accordance with relevant discontinued operations accounting guidance.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2018	2017	2018	2017
Restructuring charges and asset disposals	$25.1	$4.4	$106.6	$7.1
Other charges (income), net	0.8	2.7	(77.4)	15.2
Total restructuring and other charges (income)	$25.9	$7.1	$29.2	$22.3

Three Months Ended September 30, 2018 vs. 2017
Restructuring and asset disposal charges in 2018 of $25.1 million primarily consists of restructuring charges within FMC Agricultural Solutions associated with the integration of the DuPont Crop Protection Business. There were $14.9 million of charges incurred as a continuation of our decision to exit the Ewing R&D center. Additionally, $1.8 million of restructuring charges relate to a continuation of charges as a result of the previously disclosed change in our market access model in India. Refer to Note 9 for more information on these restructuring items. Other restructuring charges within FMC Agricultural Solutions as we continue to integrate the acquired DuPont Crop Protection Business totaled to $3.3 million.
Restructuring and asset disposal charges in 2017 of $4.4 million were primarily associated with impairment charges on intangible assets within both FMC Agricultural Solutions and Corporate.
Other charges, net in 2018 of $0.8 million consists of $2.4 million of environmental related charges for remediation activities and $0.6 million of other charges associated with the divestment of a joint venture within FMC Agricultural Solution. These charges are offset by a net gain of $2.2 million on the sale of certain products of our India portfolio to Crystal Crop Protection Limited and a portion of our European herbicide portfolio to Nufarm Limited, required by regulatory authorities as part of closing conditions for the DuPont acquisition. Refer to Note 9 and Note 4 for more information.
Other charges, net in 2017 of $2.7 million were composed of environmental related charges.
Non-operating pension and postretirement charges (income)
The income for the three months ended September 30, 2018 was $1.2 million compared to income of $3.6 million for the three months ended September 30, 2017. The decrease in income was primarily due to a lower expected return on plan assets of $4.0 million. See Note 15 to the condensed consolidated financial statements included in this Form 10-Q for more information.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 19 to the condensed consolidated financial statements included within this Form 10-Q.

Nine Months Ended September 30, 2018 vs. 2017
Restructuring and asset disposal charges in 2018 of $106.6 million consists of restructuring charges within FMC Agricultural Solutions associated with the integration of the DuPont Crop Protection Business. These charges primarily consisted of $57.2 million of charges related to the change in our market access model in India and $27.5 million of charges due to our decision to exit the Ewing R&D center as discussed above. Refer to Note 9 for more information. Other restructuring charges within FMC Agricultural Solutions as we continue to integrate the acquired DuPont Crop Protection Business totaled to $7.9 million.
Restructuring and asset disposal charges in 2017 were primarily associated with impairment charges of intangible assets within both FMC Agricultural Solutions and Corporate of $4.4 million. Additionally, there was $2.7 million of other Corporate charges.
Other income, net in 2018 of $77.4 million primarily consists of income from the gain on sale of $87.2 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited and certain products of our India portfolio to Crystal Crop Protection Limited. These divestitures satisfied FMC's commitment to the European Commission and the Competition Commission of India, respectively, for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. The remaining other charges represents $9.2 million of environmental related charges for remediation activities and $0.6 million of other charges associated with the divestment of a joint venture within FMC Agricultural Solution.

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
Non-operating pension and postretirement charges (income)
The income for the nine months ended September 30, 2018 was $0.5 million compared to income of $12.3 million for the nine months ended September 30, 2017. The decrease in income was primarily due to a lower expected return on plan assets of $12.1 million. See Note 15 to the condensed consolidated financial statements included in this Form 10-Q for more information.
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
Three Months Ended September 30, 2018 vs. 2017
Provision for income taxes for the three months ended September 30, 2018 was $30.1 million resulting in an effective tax rate of 27.5 percent. Provision for income taxes for the three months ended September 30, 2017 was a benefit of $11.6 million resulting in an effective tax rate of negative 19.6 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 16 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended September 30,
	2018			2017
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$109.6	$30.1	27.5%	$59.3	$(11.6)	(19.6)%
Corporate special charges	49.7	10.4		52.3	17.9
Tax adjustments (1)		(17.3)			9.4
Non-GAAP - Continuing operations	$159.3	$23.2	14.6%	$111.6	$15.7	14.1%
_______________
(1)     Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

The primary drivers for the increase in the year-to-date effective tax rate for 2018 compared to 2017 are shown in the table above. The remaining change was due to the integration of the DuPont Crop Protection Business into our global supply chain as well as the effect of the global intangible low-taxed income (GILTI) provisions of the Act.

Nine Months Ended September 30, 2018 vs. 2017
Provision for income taxes for the nine months ended September 30, 2018 was $100.4 million resulting in an effective tax rate of 17.3 percent. Provision for income taxes for the nine months ended September 30, 2017 was $1.1 million resulting in an effective tax rate of 0.7 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 16 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Nine Months Ended September 30,
	2018			2017
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$581.5	$100.4	17.3%	$165.7	$1.1	0.7%
Corporate special charges	177.8	40.3		88.7	30.4
Tax adjustments (1)		(15.4)			2.8
Non-GAAP - Continuing operations	$759.3	$125.3	16.5%	$254.4	$34.3	13.5%
_______________

(1)	Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

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
Three Months Ended September 30, 2018 vs. 2017
Discontinued operations, net of income taxes representing a loss of $4.7 million for the three months ended September 30, 2018 increased compared to a loss of $15.1 million for the three months ended September 30, 2017 primarily due to a $16.3 million, net of tax, environmental remediation charge for one of our sites in the prior period. Additionally, the 2017 period included results of our discontinued FMC Health and Nutrition segment. Refer to Note 11 to the condensed consolidated financial statements included within this Form 10-Q for further information.
Nine Months Ended September 30, 2018 vs. 2017
Discontinued operations, net of income taxes representing loss of $4.2 million for the nine months ended September 30, 2018 increased compared to a loss of $157.3 million for the nine months ended September 30, 2017. The results for the nine months ended September 30, 2017 include an impairment charge of approximately $168 million ($148 million, net of tax) to write down our Omega-3 business to its estimated fair value less cost to sell. Refer to Note 11 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss) attributable to FMC stockholders
Three Months Ended September 30, 2018 vs. 2017
Net income attributable to FMC stockholders increased to $72.8 million from $55.2 million in the prior-year quarter. The increase was primarily driven by higher earnings as a result of the DuPont Crop Protection Business, which was completed on November 1, 2017.
Nine Months Ended September 30, 2018 vs. 2017
Net income attributable to FMC stockholders increased to $469.7 million from income of $5.7 million in the prior-year period. The increase was primarily due to the impairment charge, associated with our Omega-3 business, which was recorded to discontinued operations in 2017 as discussed above. The increase was also driven by higher earnings as a result of the DuPont Crop Protection Business, which was completed on November 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2018 and December 31, 2017, were $176.5 million and $283.0 million, respectively. Of the cash and cash equivalents balance at September 30, 2018, $168.6 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided additional income taxes for any additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable or in process and not yet complete. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
Pursuant to the terms of the separation and distribution agreement, on October 18, 2018, we received a net distribution of approximately $320 million from Livent representing the proceeds from the sale of its common stock as part of the IPO, net of underwriting discounts and commissions and other offering related expenses. On October 31, 2018, we used $150 million of those proceeds to further pay down term loan debt. This increases our cumulative debt reduction this year to approximately $600 million.
At September 30, 2018, we had total debt of $2,742.7 million as compared to $3,185.6 million at December 31, 2017. Total debt included $2,593.3 million and $2,993.0 million of long-term debt (excluding current portions of $83.6 million and $101.2 million) at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we were in compliance with all of our debt covenants. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, decreased from $192.6 million at December 31, 2017 to $149.4 million at September 30, 2018.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At September 30, 2018, we had no borrowings under the commercial paper program.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $460.9 million and $272.5 million for the nine months ended September 30, 2018 and 2017, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30,
	2018	2017
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$682.6	$204.5
Corporate special charges and depreciation and amortization (1)	302.5	159.9
Operating income before depreciation and amortization (Non-GAAP)	$985.1	$364.4
Change in trade receivables, net (2)	91.7	286.8
Change in inventories (3)	(110.5)	(108.1)
Change in accounts payable (4)	92.7	104.6
Change in accrued customer rebates (5)	304.4	123.6
Change in advance payments from customers (6)	(350.0)	(233.6)
Change in all other operating assets and liabilities (7)	(201.4)	(92.7)
Cash basis operating income (Non-GAAP)	$812.0	$445.0

Restructuring and other spending (8)	$(17.0)	$(4.2)
Environmental spending, continuing, net of recoveries (9)	(9.2)	(11.5)
Pension and other postretirement benefit contributions (10)	(34.1)	(51.1)
Net interest payments (11)	(98.4)	(57.6)
Tax payments, net of refunds (11)	(103.3)	(12.9)
Transactional-related legal and professional fees (12)	(89.1)	(35.2)
Cash provided (required) by operating activities of continuing operations	$460.9	$272.5

____________________

(1)	Represents the sum of corporate special charges and depreciation and amortization.

(2)
The change in cash flows related to trade receivables in 2018 was primarily due to receivable build from the acquired DuPont Crop Protection Business as we did not acquire any receivables as part of the transaction. Additionally, timing had an impact as collection timing is more pronounced in our FMC Agricultural Solutions business where sales, particularly in Brazil, have terms significantly longer than the rest of our businesses. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2018, we collected approximately $617 million of receivables in Brazil. A significant portion of the collections in Brazil are coming from those accounts that were past due at the start of the year, improving the quality of the remaining receivable balance.

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

(5)
These rebates are associated with our FMC Agricultural Solutions segment in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are associated with the mix in sales eligible for rebates and incentives in 2018 compared to 2017 and timing of rebate payments. Additionally, the change in accrued rebates for 2018 was primarily due to build from the acquired DuPont Crop Protection Business as we did not acquire any accrued rebates as part of the transaction.

(6)
Advance payments are primarily associated with our FMC Agricultural Solutions business within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place.

(7)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program. Additionally, the 2018 period includes the effects of the unfavorable contracts amortization of approximately $66 million.

(8)	See Note 9 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in the period presented are environmental charges for environmental remediation at our operating sites of $9.2 million and $8.3 million, respectively. The amounts in 2018 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	There were $30.0 million in voluntary contributions to our U.S. qualified defined benefit plan in the periods presented in 2018 and $44.0 million in 2017.

(11)
Amounts shown in the chart represent net payments of our continuing operations. Net interest payments of $15.1 million and tax payments, net of refunds of $8.1 million were allocated to discontinued operations for the nine months ended September 30, 2017.

(12)
2018 activity represents payments for legal and professional fees primarily associated with the DuPont's Crop Protection Business Acquisition. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(46.9) million and $47.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Cash provided (required) by operating activities of discontinued operation is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Amounts in 2017 also include operating activities related to our discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(22.5) million and $(70.0) million for the nine months ended September 30, 2018 and 2017, respectively.
The decrease in cash required during the nine months ended September 30, 2018, as compared to the same period in 2017 was primarily due to proceeds from the sales of our product portfolios of approximately $88 million that were required to complete the DuPont Crop Protection Business Acquisition, offset by higher capital expenditure spending in 2018 as well as incremental capitalizable corporate level spending associated with the implementation of a new SAP system.
Cash provided (required) by investing activities of discontinued operations was $(15.0) million and $20.2 million for the nine months ended September 30, 2018 and 2017.
Cash required by investing activities of discontinued operations for the nine months ended September 30, 2018 represents the working capital payment associated with the divestiture of FMC Health and Nutrition. Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2017 includes proceeds from the sale of the Omega-3 business for $38.0 million, partially offset by capital expenditures of FMC Health and Nutrition.
Cash provided (required) by financing activities was $(485.5) million and $(244.3) million for the nine months ended September 30, 2018 and 2017, respectively.
The change period over period in financing activities is partially due to higher repayments of long-term debt in the current period of approximately $100 million compared to the prior-year period. Additionally, there were no proceeds of borrowings of long-term debt in the current period compared to $103.3 million in the prior period.

Other potential liquidity needs
Our cash needs outside of the DuPont Crop Protection Business related integration expenses for 2018 as well as costs to separate FMC Lithium include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2018, our remaining borrowing capacity under our credit facility was $1,298.3 million (which includes borrowing capacity under our commercial paper program).
Projected 2018 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately $225 million, at the midpoint of the range, primarily driven by the lithium expansion as well as expenditures from the recently acquired DuPont Crop Protection Business. Additionally, corporate level spending includes approximately $70 million associated with the two-year implementation of a new SAP system.
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary cash contributions of $30.0 million during 2018. These contributions are in excess of the minimum requirements. We do not expect to make any further contributions to our U.S. defined benefit pension plan during 2018.
For the nine months ended September 30, 2018 and 2017, we paid dividends of $66.9 million and $66.6 million, respectively. On October 18, 2018, we paid dividends totaling $22.3 million to our shareholders of record as of September 28, 2018. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2018.
During the nine months ended September 30, 2018, no shares were repurchased under the publicly announced repurchase program. At September 30, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase $200 million in shares by December 31, 2018 as part of the repurchase program. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 18 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Part II, Item 7 of our 2017 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2018.

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
At September 30, 2018, our financial instrument position was a net asset of $1.8 million compared to a net asset of $4.4 million at December 31, 2017. The change in the net financial instrument position was primarily due to change in exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2018 and December 31, 2017, with all other variables (including interest rates) held constant. Note, as of September 30, 2018 and December 31, 2017, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2018 and December 31, 2017, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2018	$1.2	$29.3	$(30.3)

Net asset (liability) position at December 31, 2017	$4.4	$10.8	$(3.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the quarter ended September 30, 2018, we had outstanding contracts in place to swap portions of our variable-rate debt to fixed-rate debt with an aggregate notional value of $200.0 million. There were no interest rate swap agreements as of December 31, 2017.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at September 30, 2018, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at September 30, 2018	$0.6	$3.5	$(2.4)

Our debt portfolio, at September 30, 2018, is composed of 50 percent fixed-rate debt and 50 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, 2014 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2018, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $10.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $10.3 million for the nine months of September 30, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of September 30, 2018, the related condensed consolidated statements of income (loss) and the condensed consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 6, 2018

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1-31, 2018	3,579	$89.25	—	$—	$238,779,078
August 1-31, 2018	—	—	—	—	238,779,078
September 1-30, 2018	—	—	—	—	238,779,078
Total Q3 2018	3,579	$89.25	—	$—	$238,779,078

During the nine months ended September 30, 2018, we did not repurchase any shares under the publicly announced repurchase program. At September 30, 2018, $238.8 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.1
Amendment No. 1, dated September 28, 2018, to the Second Amended and Restated Credit Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation from time to time party thereto as borrowers, Citibank, N.A., as Administrative Agent, and each lender and issuing bank from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to FMC Corporation's Current Report on Form 8-K, filed on October 3, 2018)

10.2
Amendment No. 1, dated September 28, 2018, to the Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation from time to time party thereto as borrowers, Citibank, N.A., as Administrative Agent, each lender from time to time party thereto and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to FMC Corporation's Current Report on Form 8-K, filed on October 3, 2018)

10.3
Amendment No. 4, dated September 28, 2018, to the Term Loan Agreement, dated as of October 10, 2014, among FMC Corporation, certain subsidiaries of FMC Corporation from time to time party thereto as borrowers, Citibank, N.A., as Administrative Agent, each lender from time to time party thereto and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to FMC Corporation's Current Report on Form 8-K, filed on October 3, 2018)

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
Andrew D. Sandifer Executive Vice President and Chief Financial Officer
Date: November 6, 2018