Form 10-Q
period 2019-03-31
FMC CORP
filed 2019-05-08
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 1-2376
__________________________________________________________________________
FMC CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	94-0479804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Walnut Street Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FMC	New York Stock Exchange
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of March 31, 2019, there were 131,657,750 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2019	2018
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$1,192.1	$1,107.9
Costs and Expenses
Costs of sales and services	647.4	605.4
Gross margin	$544.7	$502.5
Selling, general and administrative expenses	183.9	192.5
Research and development expenses	71.2	64.9
Restructuring and other charges (income)	7.8	(79.9)
Total costs and expenses	$910.3	$782.9
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$281.8	$325.0
Equity in (earnings) loss of affiliates	—	(0.1)
Non-operating pension and postretirement charges (income)	3.4	0.5
Interest expense, net	34.5	33.9
Income (loss) from continuing operations before income taxes	$243.9	$290.7
Provision (benefit) for income taxes	36.3	60.5
Income (loss) from continuing operations	$207.6	$230.2
Discontinued operations, net of income taxes	9.6	39.4
Net income (loss)	$217.2	$269.6
Less: Net income (loss) attributable to noncontrolling interests	1.5	2.4
Net income (loss) attributable to FMC stockholders	$215.7	$267.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$206.1	$227.8
Discontinued operations, net of income taxes	9.6	39.4
Net income (loss) attributable to FMC stockholders	$215.7	$267.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.56	$1.69
Discontinued operations	0.07	0.29
Net income (loss) attributable to FMC stockholders	$1.63	$1.98
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.55	$1.67
Discontinued operations	0.07	0.29
Net income (loss) attributable to FMC stockholders	$1.62	$1.96
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2019	2018
(in Millions)	(unaudited)
Net income (loss)	$217.2	$269.6
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(2.4)	$49.7
Total foreign currency translation adjustments (1)	$(2.4)	$49.7

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of zero and ($1.0) for the three months ended March 31, 2019 and 2018, respectively	$0.9	$1.5
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($1.0) and $0.1 for the three months ended March 31, 2019 and 2018, respectively (2)	(3.6)	0.4
Total derivative instruments, net of tax of ($1.0) and ($0.9) for the three months ended March 31, 2019 and 2018, respectively	$(2.7)	$1.9

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and ($0.7) for the three months ended March 31, 2019 and 2018, respectively (3)	$—	$0.6
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $0.9 and $1.6 for the three months ended March 31, 2019 and 2018, respectively (2)	3.4	3.0
Total pension and other postretirement benefits, net of tax of $0.9 and $0.9 for the three months ended March 31, 2019 and 2018, respectively	$3.4	$3.6

Other comprehensive income (loss), net of tax	$(1.7)	$55.2
Comprehensive income (loss)	$215.5	$324.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.2	2.8
Comprehensive income (loss) attributable to FMC stockholders	$214.3	$322.0
____________________

(1)
Income taxes are not provided for other additional outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.

(2)	For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 15.

(3)
At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above typically reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans. See Note 16 for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$109.5	$134.4
Trade receivables, net of allowance of $27.3 in 2019 and $22.4 in 2018	2,530.2	2,143.8
Inventories	1,137.1	1,025.5
Prepaid and other current assets	427.3	432.6
Current assets of discontinued operations	—	293.9
Total current assets	$4,204.1	$4,030.2
Investments	0.7	0.7
Property, plant and equipment, net	733.8	756.9
Goodwill	1,470.2	1,468.1
Other intangibles, net	2,680.4	2,703.4
Other assets including long-term receivables, net	578.8	383.4
Deferred income taxes	278.0	272.8
Noncurrent assets of discontinued operations	—	358.8
Total assets	$9,946.0	$9,974.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$993.8	$547.7
Accounts payable, trade and other	884.5	795.5
Advance payments from customers	283.3	458.4
Accrued and other liabilities	537.2	570.8
Accrued customer rebates	460.7	365.3
Guarantees of vendor financing	78.4	67.1
Accrued pension and other postretirement benefits, current	6.2	6.2
Income taxes	93.5	85.1
Current liabilities of discontinued operations	—	97.3
Total current liabilities	$3,337.6	$2,993.4
Long-term debt, less current portion	2,145.0	2,145.0
Accrued pension and other postretirement benefits, long-term	46.1	47.2
Environmental liabilities, continuing and discontinued	435.5	458.5
Deferred income taxes	329.6	330.8
Other long-term liabilities	860.4	742.9
Noncurrent liabilities of discontinued operations	—	46.1
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2019 or 2018	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2019 and 2018	18.6	18.6
Capital in excess of par value of common stock	785.6	776.2
Retained earnings	4,088.4	4,334.3
Accumulated other comprehensive income (loss)	(324.4)	(308.9)
Treasury stock, common, at cost - 2019: 54,326,042 shares, 2018: 53,702,178 shares	(1,807.2)	(1,699.1)
Total FMC stockholders’ equity	$2,761.0	$3,121.1
Noncontrolling interests	30.8	89.3
Total equity	$2,791.8	$3,210.4
Total liabilities and equity	$9,946.0	$9,974.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$217.2	$269.6
Discontinued operations, net of income taxes	(9.6)	(39.4)
Income (loss) from continuing operations	$207.6	$230.2
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$37.3	$34.8
Equity in (earnings) loss of affiliates	—	(0.1)
Restructuring and other charges (income)	7.8	(79.9)
Deferred income taxes	(6.1)	(22.1)
Pension and other postretirement benefits	4.6	2.3
Share-based compensation	6.1	6.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(389.4)	(331.4)
Guarantees of vendor financing	11.3	15.7
Inventories	(109.7)	(59.8)
Accounts payable, trade and other	91.0	207.3
Advance payments from customers	(175.3)	(189.7)
Accrued customer rebates	95.0	142.0
Income taxes	28.1	88.1
Pension and other postretirement benefit contributions	(1.6)	(2.4)
Environmental spending, continuing, net of recoveries	(3.5)	(2.0)
Restructuring and other spending	(5.8)	(4.4)
Transaction-related charges	(19.9)	(34.0)
Change in other operating assets and liabilities, net (1)	(60.4)	(68.3)
Cash provided (required) by operating activities of continuing operations	$(282.9)	$(67.4)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(4.8)	$(3.7)
Other discontinued spending	(5.5)	(5.0)
Operating activities of discontinued operations, net of divestiture costs	16.0	(2.3)
Cash provided (required) by operating activities of discontinued operations	$5.7	$(11.0)

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2019	2018
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(19.1)	$(14.8)
Proceeds from sale of product portfolios	—	85.0
Investment in Enterprise Resource Planning system	(12.6)	(9.4)
Acquisitions, net (2)	—	13.2
Other investing activities	(1.7)	(2.4)
Cash provided (required) by investing activities of continuing operations	$(33.4)	$71.6
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$26.2	$—
Other discontinued investing activities	(17.0)	(26.5)
Cash provided (required) by investing activities of discontinued operations	$9.2	$(26.5)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$445.6	$138.0
Repayments of long-term debt	(0.5)	(0.6)
Issuances of common stock, net	11.7	3.9
Dividends paid (3)	(53.2)	(22.3)
Repurchases of common stock under publicly announced program	(100.0)	—
Other repurchases of common stock	(16.0)	(5.1)
Cash provided (required) by financing activities of continuing operations	$287.6	$113.9
Cash provided (required) by financing activities of discontinued operations:
Payment of Livent external debt	$(27.0)	$—
Cash transfer to Livent due to spin	(10.2)	—
Cash provided (required) by financing activities of discontinued operations	$(37.2)	$—
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(3.9)
Increase (decrease) in cash and cash equivalents	$(52.2)	$76.7

Cash and cash equivalents of continuing operations, beginning of period	$134.4	$281.8
Cash and cash equivalents of discontinued operations, beginning of period (4)	27.3	1.2
Cash and cash equivalents, beginning of period	$161.7	$283.0
Less: cash and cash equivalent of discontinued operations, end of period	—	1.4
Cash and cash equivalents, end of period	$109.5	$358.3

(2)
Represents the cash received as a result of the working capital settlement associated with the consideration paid for the DuPont Crop Protection Business. See Note 5 for more information on the non-cash consideration transferred to DuPont.

(3)	See Note 15 regarding quarterly cash dividend.

(4)	Reflected within "Current assets of discontinued operations" on the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $35.8 million and $35.0 million, and income taxes paid, net of refunds were $34.1 million and $12.0 million for the three months ended March 31, 2019 and 2018, respectively. Net interest payments of zero and tax payments, net of refunds of $3.3 million were allocated to discontinued operations for the three months ended March 31, 2018, respectively. Non-cash additions to property, plant and equipment were $0.6 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards (Note 2)			55.5	(53.1)			2.4
Net income (loss)			215.7			1.5	217.2
Stock compensation plans		9.4			7.2		16.6
Shares for benefit plan trust					(1.1)		(1.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)				3.4			3.4
Net hedging gains (losses) and other, net of income tax (1)				(2.7)			(2.7)
Foreign currency translation adjustments (1)				(2.1)		(0.3)	(2.4)
Dividends ($0.40 per share)			(52.8)				(52.8)
Repurchases of common stock					(114.2)		(114.2)
Distribution of FMC Lithium (2)			(464.3)	39.0		(59.7)	(485.0)
Balance at March 31, 2019	$18.6	$785.6	$4,088.4	$(324.4)	$(1,807.2)	$30.8	$2,791.8

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2017	$18.6	$450.7	$3,952.4	$(240.3)	$(1,499.6)	$25.3	$2,707.1
Net income (loss)			267.2			2.4	269.6
Stock compensation plans		6.5			3.7		10.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)				3.6			3.6
Net hedging gains (losses) and other, net of income tax (1)				1.9			1.9
Foreign currency translation adjustments (1)				49.3		0.4	49.7
Dividends ($0.165 per share)			(22.3)				(22.3)
Repurchases of common stock					(5.1)		(5.1)
Balance at March 31, 2018	$18.6	$457.2	$4,197.3	$(185.5)	$(1,501.0)	$28.1	$3,014.7
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

(2)	Represents the effects of the distribution of FMC Lithium. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2019 and 2018, cash flows for the three months ended March 31, 2019 and 2018, changes in equity for the three months ended March 31, 2019 and 2018, and our financial positions as of March 31, 2019 and December 31, 2018. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018, condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, and condensed consolidated statements of changes in equity for the three months ended March 31, 2019 and 2018 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018 (the “2018 Form 10-K”). However, see below on changes in the composition of our segments since the 2018 Form 10-K.
In March 2017, we announced our intention to separate the FMC Lithium segment (subsequently renamed Livent Corporation, or "Livent") into a publicly traded company. The initial step of the separation, the initial public offering ("IPO") of Livent, closed on October 15, 2018. In connection with the IPO, Livent had granted the underwriters an option to purchase additional shares of common stock to cover over-allotments at the IPO price, less the underwriting discount. On November 8, 2018, the underwriters exercised in full their option to purchase additional shares. After completion of the IPO and the underwriters' exercise to purchase additional shares of common stock, we owned 123 million shares of Livent's common stock, representing approximately 84 percent of the total outstanding shares of Livent's common stock. On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019. We have recast all the data within this filing to present FMC Lithium as a discontinued operation retrospectively for all periods presented.
As a result of the FMC Lithium separation, we now operate as a single business segment providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. We develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The business is also supported by global corporate staff functions. The determination of a single segment (i.e., total company basis) is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting future periods. Refer to Note 3 for further information on product and regional revenues.

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

In August 2018, the FASB issued ASU No. 2018-14, Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard is effective for fiscal years ending after December 15, 2020. We are evaluating the effect the guidance will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the effect the guidance will have on our consolidated financial statements.

Recently adopted accounting guidance
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act (the "Act") within accumulated other comprehensive income ("AOCI") to retained earnings. The new standard also requires certain disclosures about stranded tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. We adopted this standard prospectively as of January 1, 2019 and reclassified $53.1 million of the stranded income tax effects from accumulated other comprehensive income (loss) to retained earnings. The reclassification was related to the change in the U.S. federal corporate tax rate and the effect of the Act on our pension plans and derivative instruments. This reclassification is reflected within the condensed consolidated statement of changes in equity for the current period.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. The presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e. a January 1, 2019 effective date), with early adoption permitted in any interim period after issuance of this ASU. We adopted this standard as of January 1, 2019. There was no material impact to our consolidated financial statements upon adoption.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to make technical corrections and clarify the application of the new lease standard. In adopting this standard, we performed a detailed review of contracts of our business and assessed the terms under ASC 842. Additionally, we assessed potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.

We have adopted this standard as of January 1, 2019 utilizing a modified retrospective approach and have elected the transition practical expedient package. Under this transition practical expedient package, ASC 842 was only applied to contracts that existed as of, or were entered into on or after, January 1, 2019, and a cumulative effect adjustment was made as of January 1, 2019. All comparative periods prior to January 1, 2019 will retain the financial reporting and disclosure requirements of ASC 840. The adoption of ASC 842 had a material impact on our consolidated balance sheet but did not have a material impact on the consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of cash flows, and consolidated statement of changes in equity. As a result of adoption, we recorded additional ROU lease assets and lease liabilities of $185.3 million and $215.9 million, respectively. ROU lease assets includes a reclassification of $30.6 million of prepaid rent, accrued

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

rent, and lease incentives previously recorded under ASC 840. Additionally, we recorded a retained earnings impact of $2.4 million as of January 1, 2019. Refer to Note 4 for further information.

The expedient package allowed us not to reassess whether existing contracts contain a lease under the new definition of a lease, the lease classification of existing leases, and initial direct cost for existing leases including whether such costs would qualify for capitalization under the standard. Additionally, we elected the practical expedient to not separate non-lease components from lease components. In addition to these practical expedients, we elected the following exemption permissible under ASC 842: the exclusion of leases with terms 12 months or less that do not have a purchase option or extension that is reasonably certain to exercise.

The adoption of ASC 842 required adjustments to record our initial ROU asset and lease liability on the balance sheet. The initial right of use asset and lease liability are presented on a discounted basis by our incremental borrowing rate at transition.

Note 3: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the three months ended March 31, 2019 and 2018.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2019	2018
North America	$318.3	$298.2
Latin America	206.5	158.9
Europe, Middle East & Africa (EMEA)	412.0	398.8
Asia Pacific	255.3	252.0
Total Revenue	$1,192.1	$1,107.9

The following table provides information about disaggregated revenue by major product category:

	Three Months Ended March 31,
(in Millions)	2019	2018
Insecticides	$703.4	$589.3
Herbicides	361.6	385.7
Fungicides	70.5	79.0
Other	56.6	53.9
Total Revenue	$1,192.1	$1,107.9

We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The majority of our product lines consist of insecticides and herbicides, with a smaller portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as smaller classes of pesticides, growth promoters, and soil enhancements.
Sale of Goods
Revenue from product sales is recognized when (or as) we satisfy a performance obligation by transferring the promised goods to a customer, that is, when control of the good transfers to the customer. The customer is then invoiced at the agreed-upon price

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

with payment terms generally ranging from 30 to 90 days, with some regions providing terms longer than 90 days. We do not typically give payment terms that exceed 360 days; however, in certain geographical regions such as Latin America, these terms may be given in limited circumstances. Additionally, a timing difference of over one year can exist between when products are delivered to the customer and when payment is received from the customer in these regions; however, the effect of these sales is not material to the financial statements as a whole. Furthermore, we have assessed the circumstances and arrangements in these regions and determined that the contracts with these customers do not contain a significant financing component.
In determining when the control of goods is transferred, we typically assess, among other things, the transfer of risk and title and the shipping terms of the contract. The transfer of title and risk typically occurs either upon shipment to the customer or upon receipt by the customer. As such, we typically recognize revenue when goods are shipped based on the relevant Incoterm for the product order, or in some regions, when delivery to the customer’s requested destination has occurred. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For FOB shipping point terms, revenue is recognized at the time of shipment since the customer gains control at this point in time.
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
Right of Return
We extend an assurance warranty offering customers a right of refund or exchange in case delivered product does not conform to specifications. Additionally, in certain regions and arrangements, we may offer a right of return for a specified period. Both instances are accounted for as a right of return and transaction price is adjusted for an estimate of expected returns. Replacement products are accounted for under the warranty guidance if the customer exchanges one product for another of the same kind, quality, and price. We have significant experience with historical return patterns and use this experience to include returns in the estimate of transaction price.
Contract asset and contract liability balances
We satisfy our obligations by transferring goods and services in exchange for consideration from customers. The timing of performance sometimes differs from the timing the associated consideration is received from the customer, thus resulting in the recognition of a contract asset or contract liability. We recognize a contract liability if the customer's payment of consideration is received prior to completion of our related performance obligation.
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Balance as of December 31, 2018	Balance as of March 31, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,228.3	$2,619.5	$391.2
Contract liabilities: Advance payments from customers	458.4	283.3	(175.1)

The amount of revenue recognized in the three months ended March 31, 2019 that was included in the opening contract liability balance is $175.1 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2019. Refer to Note 7 for further information.
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. Prepayment terms are extended to customers/distributors in order to capitalize on surplus cash with growers. Growers receive bulk payments for their produce, which they leverage to buy our products from distributors through prepayment options. This in turn creates opportunity for distributors to make large prepayments to us for securing the future supply of products to be sold to growers. Prepayments are typically received in the fourth quarter of the fiscal year and are for the following marketing year indicating that the time difference between prepayment and performance of corresponding performance obligations does not exceed one year.
We recognize these prepayments as a liability under “Advance Payments from customers” on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $458.4 million as of December 31, 2018 and $283.3 million as of March 31, 2019.

Note 4: Leases
We lease office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 20 years, with some leases having terms greater than 20 years. Our lease portfolio includes agreements with renewal options, purchase options and clauses for early termination based on the terms specific to the agreement.
At contract inception, we review the facts and circumstances of the arrangement to determine if the contract is a lease. We follow the guidance in ASC 842-10-15 and consider the following: whether the contract has an identified asset; if we have the right to obtain substantially all economic benefits from the asset; and if we have the right to direct the use of the underlying asset. When determining if a contract has an identified asset, we consider both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if we have the right to obtain substantially all economic benefits from the asset, we consider the primary outputs of the identified asset throughout the period of use and determine if we receive greater than 90% of those benefits. When determining if we have the right to direct the use of an underlying asset, we consider if we have the right to direct how and for what purpose the asset is used throughout the period of use and if we control the decision-making rights over the asset. All leased assets are classified as operating or finance under ASC 842. The lease term is determined as the non-cancellable period of the lease, together with all of the following: periods covered by an option to extend the lease which are reasonably certain to be exercised, periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. At commencement, we assess whether any options included in the lease are reasonably certain to be exercised by considering all economic factors relevant including, contract-based, asset-based, market-based, and company-based factors.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable or our incremental borrowing rate at the lease commencement date. When determining our incremental borrowing rate, we consider our centralized treasury function and our current credit profile. We then make adjustments to this rate for securitization, the length of the lease term, and leases denominated in foreign currencies. Minimum lease payments are expensed over the term of the lease on a straight-line basis. Some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments for which we are typically responsible for include payment of vehicle insurance, real estate taxes, and maintenance expenses.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Most leases within our portfolio are classified as operating leases under the new standard. Operating leases are included in “Other assets including long-term receivables, net”, “Accrued and other liabilities”, and “Other long-term liabilities” in our condensed consolidated balance sheet. Operating lease right-of-use (“ROU”) assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Operating leases relate to office spaces, IT equipment, transportation equipment, machinery equipment, furniture and fixtures, and plant and facilities under non-cancellable lease agreements. Leases primarily have fixed rental periods, with many of the real estate leases requiring additional payments for property taxes and occupancy-related costs. Leases for real estate typically have initial terms ranging from 1 to 20 years, with some leases having terms greater than 20 years. Leases for non-real estate (transportation, IT) typically have initial terms ranging from 1 to 10 years. We have elected not to record short-term leases on the balance sheet whose term is 12 months or less and does not include a purchase option or extension that is reasonably certain to be exercised.
We rent or sublease a small number of assets including equipment and office space to third party companies. These third-party arrangements include a small number of TSA arrangements with E. I. du Pont de Nemours and Company. We also sublease a floor of our Corporate headquarters to our former subsidiary, Livent Corporation. Rental income from all subleases is not material to our business.
The ROU asset and lease liability balances as of March 31, 2019 were as follows:

(in Millions)	Classification	Balance at March 31, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$175.5
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$31.1
Operating lease noncurrent liabilities	Other long-term liabilities	175.5

The components of lease expense for the three months ended March 31, 2019 were as follows:

(in Millions)	Lease Cost Classification	Three Months Ended March 31, 2019
Operating lease cost	Cost of sales and services / Selling, general and administrative expenses	$10.0
Variable lease cost	Cost of sales and services / Selling, general and administrative expenses	1.3
Total lease cost		$11.3

March 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	10.5
Weighted-average discount rate	4.30%

(in Millions)	Three Months Ended March 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10.3)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2019 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2019 (excluding the three months ending March 31, 2019)	$29.2
2020	34.7
2021	24.1
2022	20.7
2023	16.7
Thereafter	136.5
Total undiscounted lease payments	$261.9
Less: Present value adjustment	(55.3)
Present value of lease liabilities	$206.6

Our future minimum lease payments as of December 31, 2018 under ASC 840 were as follows:

	Future Minimum Lease Payments
(in Millions)	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$36.7	$31.7	$21.0	$17.5	$13.5	$107.5
Capital Lease	2.9	2.9	3.1	3.1	3.1	4.3

Our capital lease, which was related to our research and technology center in China, represented a financing obligation, and was derecognized as part of our transition to ASC 842. This lease was assessed under ASC 842 and determined to be an operating lease.

Note 5: Acquisitions
DuPont Crop Protection Business
On November 1, 2017, pursuant to the terms and conditions set forth in the Transaction Agreement entered into with E. I. du Pont de Nemours and Company ("DuPont"), we completed the acquisition of certain assets relating to DuPont's Crop Protection business and research and development ("R&D") organization (the "DuPont Crop Protection Business") (collectively, the "DuPont Crop Protection Business Acquisition"). In connection with this transaction, we sold to DuPont our FMC Health and Nutrition segment and paid DuPont $1.2 billion in cash which was funded with the 2017 Term Loan Facility which was secured for the purposes of the acquisition.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three months ended March 31, 2019 was approximately $27 million.
Certain manufacturing sites and R&D sites were transferred to us at a later date due to various local timing constraints; however, we obtained the economic benefit from these sites during the period from November 1, 2017 to when the sites legally transfer. No additional consideration was paid at the date of transfer. A portion of one site is expected to transfer in the fourth quarter of 2019.
The DuPont Crop Protection Business is being integrated into our business and has been included within our results of operations since the date of acquisition.
The purchase price allocation was considered complete in 2018. Refer to Note 4 of our 2018 Form 10-K for further information.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred to date, and expect to incur, costs associated with integrating the DuPont Crop Protection Business, planning for the exit of the transitional service agreement as well as implementation of a new worldwide Enterprise Resource Planning system as a result of the transitional service agreement exit, the majority of which will be capitalized in accordance with the relevant accounting literature. These costs have been, and are expected to be, significant and we anticipate the majority of these charges will be completed by the first quarter of 2020. The following table summarizes the costs incurred associated with these activities.

	Three Months Ended March 31,
(in Millions)	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$16.5	$19.6
Inventory fair value amortization (2)	—	29.9
Total Transaction-related charges	$16.5	$49.5

Restructuring charges
DuPont Crop restructuring (3)	$3.9	$1.0
Total DuPont Crop restructuring charges	$3.9	$1.0
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

(3)	See Note 10 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2018	$1,468.1
Foreign currency and other adjustments	2.1
Balance, March 31, 2019	$1,470.2

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2019.

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2019			December 31, 2018
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,142.4	$(142.4)	$1,000.0	$1,146.2	$(128.7)	$1,017.5
Patents	1.7	(0.8)	0.9	1.7	(0.8)	0.9
Brands (1) (2)	16.8	(6.2)	10.6	17.0	(5.9)	11.1
Purchased and licensed technologies	61.0	(32.8)	28.2	61.3	(32.1)	29.2
Other intangibles	1.9	(1.8)	0.1	1.9	(1.8)	0.1
	$1,223.8	$(184.0)	$1,039.8	$1,228.1	$(169.3)	$1,058.8

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (3)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1) (2)	380.8		380.8	384.8		384.8
In-process research & development	0.7		0.7	0.7		0.7
	$1,640.6		$1,640.6	$1,644.6		$1,644.6
Total intangible assets	$2,864.4	$(184.0)	$2,680.4	$2,872.7	$(169.3)	$2,703.4
____________________

(1)	Represents trademarks, trade names and know-how.

(2)	The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.

(3)	Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.

	Three Months Ended March 31,
(in Millions)	2019	2018
Amortization expense	$15.6	$13.5

The full year estimated pre-tax amortization expense for the year ended December 31, 2019 and each of the succeeding five years is approximately $62 million, $62 million, $62 million, $62 million, $62 million, and $61 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Balance, December 31, 2017	$38.6
Additions - charged to expense (1)	58.0
Transfer from (to) allowance for credit losses (see below)	(17.3)
Net recoveries, write-offs and other (1)	(56.9)
Balance, December 31, 2018	$22.4
Additions - charged to expense	3.0
Net recoveries, write-offs and other	1.9
Balance, March 31, 2019	$27.3
____________________

(1)
Includes the charge and write-off of approximately $42 million associated with the stranded accounts receivables written off as part of the restructuring in India. Refer to Note 8 to our consolidated financial statements included with our 2018 Form 10-K for further information. The charge was recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $89.3 million as of March 31, 2019. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2017	$47.1
Additions - charged to expense	13.4
Transfer from (to) allowance for doubtful accounts (see above)	17.3
Foreign currency adjustments	(4.1)
Net recoveries, write-offs and other	(13.2)
Balance, December 31, 2018	$60.5
Additions - charged to expense	7.4
Foreign currency adjustments	0.3
Balance, March 31, 2019	$68.2

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2019	December 31, 2018
Finished goods	$357.7	$430.4
Work in process	584.7	518.8
Raw materials, supplies and other	327.8	206.9
First-in, first-out inventory	$1,270.2	$1,156.1
Less: Excess of first-in, first-out cost over last-in, first-out cost	(133.1)	(130.6)
Net inventories	$1,137.1	$1,025.5

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2019	December 31, 2018
Property, plant and equipment	$1,028.4	$1,045.0
Accumulated depreciation	(294.6)	(288.1)
Property, plant and equipment, net	$733.8	$756.9

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2019	2018
Restructuring charges	$5.2	$2.6
Other charges (income), net	2.6	(82.5)
Total restructuring and other charges (income)	$7.8	$(79.9)

Restructuring charges

For detail on restructuring activities which commenced prior to 2019, see Note 8 to our consolidated financial statements included within our 2018 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
DuPont Crop restructuring	$2.7	$1.0	$0.2	$3.9
Other items	—	—	1.3	1.3
Three Months Ended March 31, 2019	$2.7	$1.0	$1.5	$5.2

DuPont Crop restructuring	$—	$—	$1.0	$1.0
Other Items	—	1.6	—	1.6
Three Months Ended March 31, 2018	$—	$1.6	$1.0	$2.6
____________________

(1)	Represents severance and employee benefit charges.

(2)	Primarily represents third-party costs associated with miscellaneous restructuring activities.

(3)
Primarily represents asset write-offs and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/18 (2)	Change in reserves (3)	Cash payments	Other	Balance at 3/31/19 (2)
DuPont Crop restructuring	$16.2	$3.7	$(5.1)	$(0.2)	$14.6
Other workforce related and facility shutdowns (1)	1.0	—	(0.7)	0.5	0.8
Total	$17.2	$3.7	$(5.8)	$0.3	$15.4
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(3)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in the above tables.

Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2019	2018
Environmental charges, net	$2.6	$2.5
Product portfolio sales	—	(85.0)
Other charges (income), net	$2.6	$(82.5)

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 13 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Product portfolio sales
On February 1, 2018, we sold a portion of our European herbicide portfolio to Nufarm Limited. The sale was required by regulatory authorities as part of closing conditions for the DuPont acquisition. The gain on this sale is recorded within "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss). Proceeds from the sale are included in investing activities on the condensed consolidated statements of cash flows.

Note 11: Debt
Debt maturing within one year:

(in Millions)	March 31, 2019	December 31, 2018
Short-term foreign debt (1)	$114.7	$106.5
Commercial paper (2)	493.5	55.2
Total short-term debt	$608.2	$161.7
Current portion of long-term debt	385.6	386.0
Total short-term debt and current portion of long-term debt	$993.8	$547.7

____________________

(1)	At March 31, 2019, the average interest rate on the borrowings was 7.5 percent.

(2)	At March 31, 2019, the average effective interest rate on the borrowings was 3.1 percent.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt:

(in Millions)	March 31, 2019
	Interest Rate Percentage	Maturity Date	March 31, 2019	December 31, 2018
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.7 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $0.7 and $0.8, respectively)	3.95 - 5.2%	2019 - 2024	999.3	999.2
2017 Term Loan Facility	3.7%	2022	1,400.0	1,400.0
Revolving Credit Facility (1)	5.1%	2022	—	—
Foreign debt	0 - 7.2%	2019 - 2024	88.0	89.1
Debt issuance cost			(8.3)	(8.9)
Total long-term debt			$2,530.6	$2,531.0
Less: debt maturing within one year			385.6	386.0
Total long-term debt, less current portion			$2,145.0	$2,145.0
____________________

(1)	Letters of credit outstanding under our Revolving Credit Facility totaled $192.1 million and available funds under this facility were $814.3 million at March 31, 2019.

Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2019 was 2.7, which is below the maximum leverage of 4.5 at March 31, 2019. Our actual interest coverage for the four consecutive quarters ended March 31, 2019 was 9.3, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2019.

Note 12: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019. Refer to Note 1 for further information.
The results of our discontinued FMC Lithium operations are summarized below:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
	2019	2018
Revenue	$52.1	$102.8
Costs of sales and services	41.3	50.6

Income (loss) from discontinued operations before income taxes (1)	$1.1	$43.8
Provision (benefit) for income taxes	6.0	8.8
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs and other adjustments	$(4.9)	$35.0
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	(5.1)	(2.1)
Discontinued operations of FMC Lithium, net of income taxes	$(10.0)	$32.9
____________________

(1)	For the three months ended March 31, 2018, amounts include $2.2 million of restructuring and other charges (income).

The following table presents the major classes of assets and liabilities of FMC Lithium:

(in Millions)	March 31, 2019	December 31, 2018
Assets
Current assets of discontinued operations (1)	$—	$293.9
Property, plant and equipment (2)	—	275.7
Other noncurrent assets (2)	—	83.1
Total assets of discontinued operations	$—	$652.7
Liabilities
Current liabilities of discontinued operations (3)	$—	$97.3
Noncurrent liabilities of discontinued operations (4)	—	46.1
Total liabilities of discontinued operations	$—	$143.4
Total net assets	$—	$509.3
____________________

(1)
Primarily consists of cash and cash equivalents, trade receivables, and inventories. Presented as "Current assets of discontinued operations" on the condensed consolidated balance sheets as of December 31, 2018.

(2)	Presented as "Noncurrent assets of discontinued operations" on the condensed consolidated balance sheets as of December 31, 2018.

(3)	Presented as "Current liabilities of discontinued operations" on the condensed consolidated balance sheets as of December 31, 2018.

(4)	Presented as "Noncurrent liabilities of discontinued operations" on the condensed consolidated balance sheets as of December 31, 2018.

FMC Health and Nutrition:
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
Certain sites were to transfer at a later date due to various local timing constraints. In May 2018, the last site transferred to DuPont. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the three months ended March 31, 2018:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended March 31,
	2019	2018
Revenue	$—	$2.9
Costs of sales and services	—	2.8

Income (loss) from discontinued operations before income taxes (1)	$—	$(3.1)
Provision (benefit) for income taxes	—	(0.6)
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments	$—	$(2.5)
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes	—	16.2
Divestiture related costs and other adjustments of discontinued operations of FMC Health and Nutrition, net of income taxes	0.7	(0.5)
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$0.7	$13.2
____________________

(1)	Results for the three months ended March 31, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business.

Discontinued operations include the results of FMC Lithium and adjustments to retained assets and liabilities as well as provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2019	2018
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($4.4) and ($1.0) for the three months ended March 31, 2019 and 2018, respectively (1)	$22.3	$3.6
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of zero and $0.5 for the three months ended March 31, 2019 and 2018, respectively (2)	0.2	(3.2)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $1.0 and $1.8 for the three months ended March 31, 2019 and 2018, respectively	(3.6)	(7.1)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of ($0.2) and ($2.6) for the three months ended March 31, 2019 and 2018, respectively	0.7	13.2
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of ($4.7) and ($8.2) for the three months ended March 31, 2019 and 2018, respectively	(10.0)	32.9
Discontinued operations, net of income taxes	$9.6	$39.4

____________________

(1)
During the three months ended March 31, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. Results for the three months ended March 31, 2019 include these real estate proceeds.

(2)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2019 in Note 13.

Note 13: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2018	$529.4	$(7.9)	$521.5
Provision (Benefit)	2.5	—	2.5
(Spending) Recoveries	(8.3)	—	(8.3)
Foreign currency translation adjustments	(0.7)	—	(0.7)
Net change	$(6.5)	$—	$(6.5)
Total environmental reserves at March 31, 2019	$522.9	$(7.9)	$515.0

Environmental reserves, current (1)	$80.6	$(1.1)	$79.5
Environmental reserves, long-term (2)	442.3	(6.8)	435.5
Total environmental reserves at March 31, 2019	$522.9	$(7.9)	$515.0
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $190 million at March 31, 2019. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2018	Increase in recoveries	Cash received	3/31/2019
Environmental recoveries	$30.5	0.1	—	$30.6

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2019	2018
Environmental provisions, net - recorded to liabilities (1)	$2.5	$6.2
Environmental provisions, net - recorded to assets (2)	(0.1)	—
Environmental provision, net	$2.4	$6.2

Continuing operations (3)	$2.6	$2.5
Discontinued operations (4)	(0.2)	3.7
Environmental provision, net	$2.4	$6.2

____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

(3)
Recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss). See Note 10. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

(4)	Recorded as a component of “Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss). See Note 12.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 11 to our consolidated financial statements in our 2018 Form 10-K. See Note 11 to our consolidated financial statements in our 2018 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2018 Form 10-K.

Note 14: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2019 and 2018, there were 0.4 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2019	2018
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$206.1	$227.8
Discontinued operations, net of income taxes	9.6	39.4
Net income (loss) attributable to FMC stockholders	$215.7	$267.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.7)	(1.0)
Net income (loss) allocable to common stockholders	$215.0	$266.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.56	$1.69
Discontinued operations	0.07	0.29
Net income (loss) attributable to FMC stockholders	$1.63	$1.98

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.55	$1.67
Discontinued operations	0.07	0.29
Net income (loss) attributable to FMC stockholders	$1.62	$1.96

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	131,887	134,589
Weighted average additional shares assuming conversion of potential common shares	1,327	1,568
Shares – diluted basis	133,214	136,157

Note 15: Equity

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	(2.1)	0.9	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.6)	3.4	(0.2)
Net current period other comprehensive income (loss)	$(2.1)	$(2.7)	$3.4	$(1.4)
Adoption of accounting standard (Note 2)	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0
Accumulated other comprehensive income (loss), net of tax at March 31, 2019	$(64.6)	$9.5	$(269.3)	$(324.4)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications	49.3	1.5	0.6	51.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	3.0	3.4
Accumulated other comprehensive income (loss), net of tax at March 31, 2018	$43.1	$7.1	$(235.7)	$(185.5)
____________________
(1)     See Note 18 for more information.
(2)    See Note 16 for more information.
(3)    Represents the effects of the distribution of FMC Lithium. Refer to Note 1 for further information.

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2019	2018
Derivative instruments
Foreign currency contracts	$3.3	$(1.9)	Costs of sales and services
Foreign currency contracts	1.3	1.4	Selling, general and administrative expenses
Total before tax	$4.6	$(0.5)
	(1.0)	0.1	Provision for income taxes
Amount included in net income (loss)	$3.6	$(0.4)

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(4.2)	(3.6)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	—	(0.9)	Selling, general and administrative expenses
Total before tax	$(4.3)	$(4.6)
	0.9	1.6	Provision for income taxes
Amount included in net income (loss)	$(3.4)	$(3.0)
Total reclassifications for the period	$0.2	$(3.4)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

Dividends and Share Repurchases
For the three months ended March 31, 2019 and 2018, we paid dividends of $53.2 million and $22.3 million, respectively. On April 18, 2019, we paid dividends totaling $52.8 million to our shareholders of record as of March 29, 2019. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2019.

During the three months ended March 31, 2019, 1.3 million shares were repurchased under the publicly announced repurchase program. At March 31, 2019, approximately $900 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2019	2018	2019	2018
Service cost	$1.1	$1.7	$—	$—
Interest cost	12.2	11.4	0.2	0.1
Expected return on plan assets	(13.4)	(15.8)	—	—
Amortization of prior service cost (credit)	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	4.6	4.1	(0.2)	(0.2)
Recognized loss due to settlement (1)	—	0.9	—	—
Net periodic benefit cost (income)	$4.6	$2.4	$—	$(0.1)

____________________

(1)	Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

We did not make any voluntary cash contributions to our U.S. defined benefit pension plan in the three months ended March 31, 2019. We expect to make approximately $7 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2019.

Note 17: Income Taxes
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”) in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

	Three Months Ended March 31,
	2019			2018
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$243.9	$36.3	14.9%	$290.7	$60.5	20.8%
Discrete items:
Currency remeasurement (1)	$1.9	$0.9		$(1.7)	$0.6
Other discrete items (2)	46.0	3.3		(53.5)	(18.1)
Tax only discrete items (3)	—	2.4		—	(8.3)
Total discrete items	$47.9	$6.6		$(55.2)	$(25.8)
Continuing operations, before discrete items	$291.8	$42.9		$235.5	$34.7
Estimated Annualized Effective Tax Rate (EAETR)			14.7%			14.7%

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

___________________

(1)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(2)
U.S. GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. During the three months ended March 31, 2019, other discrete items were materially comprised of the discrete accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. For the three months ended March 31, 2018, other discrete items represent the gain attributable to the sale of a portion of FMC’s European herbicide portfolio to Nufarm Limited partially offset by the discrete accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.

(3)
For the three months ended March 31, 2019 and 2018, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, excess tax benefits associated with share-based compensation, and changes in prior year estimates of subsidiary tax liabilities.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $3,175.8 million and $2,715.2 million and the carrying amount is $3,138.8 million and $2,692.7 million as of March 31, 2019 and December 31, 2018, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 18 to our consolidated financial statements on our 2018 Form 10-K.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of March 31, 2019, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $13.8 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2020. At March 31, 2019, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $974 million.
As of March 31, 2019, we had open interest rate contracts in AOCI in a net after tax loss position of $6.2 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt and the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At March 31, 2019, we had interest rate swap contracts outstanding with a total aggregate notional value of $500.0 million.
As of March 31, 2019, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2019, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately all of the $7.6 million net gains after-tax, representing open foreign currency exchange contracts and interest rate contracts, will be realized in earnings during the twelve months ending March 31, 2020 if spot rates in the future are consistent with forward rates as of March 31, 2019. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,153 million at March 31, 2019.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$19.9	$4.2	$24.1	$(6.8)	$17.3
Interest rate contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	$20.0	$4.2	$24.2	$(6.8)	$17.4

Foreign exchange contracts	$(6.8)	$(0.1)	$(6.9)	$6.8	$(0.1)
Interest rate contracts	(7.9)	—	(7.9)	—	(7.9)
Total derivative liabilities (2)	$(14.7)	$(0.1)	$(14.8)	$6.8	$(8.0)

Net derivative assets (liabilities)	$5.3	$4.1	$9.4	$—	$9.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	December 31, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$18.3	$1.5	$19.8	$(8.1)	$11.7
Total derivative assets (1)	$18.3	$1.5	$19.8	$(8.1)	$11.7

Foreign exchange contracts	$(8.0)	$(0.2)	$(8.2)	$8.1	$(0.1)
Interest rate contracts	(0.2)	—	(0.2)	—	(0.2)
Total derivative liabilities (2)	$(8.2)	$(0.2)	$(8.4)	$8.1	$(0.3)

Net derivative assets (liabilities)	$10.1	$1.3	$11.4	$—	$11.4
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31,
	Contracts
	Foreign Exchange		Other		Total
(in Millions)	2019	2018	2019	2018	2019	2018
Unrealized hedging gains (losses) and other, net of tax	$6.9	$1.5	$(6.0)	$—	$0.9	$1.5
Reclassification of deferred hedging (gains) losses, net of tax (1)	(3.6)	0.2	—	0.2	(3.6)	0.4
Total derivative instrument impact on comprehensive income, net of tax	$3.3	$1.7	$(6.0)	$0.2	$(2.7)	$1.9
___________________

(1)	See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2019	2018
Foreign exchange contracts	Cost of sales and services	$(2.9)	$(1.1)
Total		$(2.9)	$(1.1)

___________________

(1)	Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

(in Millions)	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$17.3	$—	$17.3	$—
Derivatives – Interest rate (1)	0.1	—	0.1	—
Other (2)	20.9	20.9	—	—
Total assets	$38.3	$20.9	$17.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.1	$—	$0.1	$—
Derivatives – Interest rate (1)	7.9	—	7.9	—
Other (3)	31.2	28.7	2.5	—
Total liabilities	$39.2	$28.7	$10.5	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$11.7	$—	$11.7	$—
Other (2)	17.7	17.7	—	—
Total assets	$29.4	$17.7	$11.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.1	$—	$0.1	$—
Derivatives – Interest rate (1)	0.2	—	0.2	—
Other (3)	27.4	24.3	3.1	—
Total liabilities	$27.7	$24.3	$3.4	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2018. There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the three months ended March 31, 2019.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2018)
Assets
Impairment of intangibles (1)	$3.1	$—	$—	$3.1	$(1.8)
Total assets	$3.1	$—	$—	$3.1	$(1.8)

____________________

(1)	We recorded an impairment charge to write down the carrying value of the generic brand portfolio of approximately $2 million to its fair value.

Note 19: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2019. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$78.4
Other debt guarantees (2)	4.2
Total	$82.6

____________________

(1)
Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within “Guarantees of vendor financing” on the condensed consolidated balance sheets.

(2)
These guarantees represent support provided to third-party banks for credit extended to various customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair value of these guarantees is immaterial. The majority of these guarantees have an expiration date of less than one year.

Excluded from the chart above are parent-company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries, the consolidated financial position is not affected by the issuance of these guarantees. Also excluded from the chart, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to certain liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. Therefore, we have not recorded any specific liabilities for these guarantees. For certain obligations related to our divestitures for which we can make a reasonable estimate of the maximum potential loss or range of loss and is probable, a liability in those instances has been recorded.
Contingencies
A detailed discussion related to our outstanding contingencies, other than as discussed below, can be found in Note 18 to our consolidated financial statements included within our 2018 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Information” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2018 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section in our 2018 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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

OVERVIEW
We are an agricultural sciences company providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. We operate in a single distinct business segment and develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control.
First Quarter 2019 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2019:

•
On March 1, 2019, we successfully completed the separation of our FMC Lithium segment through a pro rata dividend on shares of FMC common stock which was a significant milestone and transformed FMC into a pure-play agricultural sciences company. The results of our FMC Lithium segment for periods up to separation are included within discontinued operations.

•
Revenue of $1,192.1 million for the three months ended March 31, 2019 increased $84.2 million or approximately 8 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by approximately 7 percent, sales in Asia increased approximately 1 percent, sales in Latin America increased approximately 30 percent, and sales in Europe, Middle East and Africa increased by approximately 3 percent.

•
Our gross margin, excluding transaction-related charges, of $544.7 million increased versus the prior year's first quarter by $12.3 million. Gross margin percent, excluding transaction-related charges, of approximately 46 percent decreased compared to approximately 48 percent in the prior year period.

•	Selling, general and administrative expenses, excluding transaction-related charges, of $167.4 million slightly decreased compared to the prior year period.

•
Research and development expenses of $71.2 million increased $6.3 million or approximately 10 percent. The increase was primarily due to continued investments in our global discovery and product development.

•
Net income (loss) attributable to FMC stockholders decreased from $267.2 million to $215.7 million which represents a decrease of $51.5 million, or approximately 19 percent. The decrease was primarily due to a gain of $85.0 million from the sale of product portfolio in the prior year period that did not recur, partially offset by higher business results in the current period.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $229.3 million increased compared to the prior year amount of $214.9 million primarily due to higher gross margins driven by increased volumes and pricing in the current period. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

RESULTS OF OPERATIONS
Overview
The following charts provide a reconciliation of Total Company Adjusted EBITDA ("Adjusted EBITDA") and Adjusted Earnings, both of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Total Company Adjusted EBITDA is provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, and depreciation and amortization, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes and discontinued operations attributable to FMC stockholders, net of income taxes. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. These items are discussed in detail within the “Other Results of Operations” section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2019	2018
(in Millions)	(unaudited)
Revenue	$1,192.1	$1,107.9
Costs and Expenses
Costs of sales and services	647.4	605.4
Gross margin	$544.7	$502.5
Selling, general and administrative expenses	183.9	192.5
Research and development expenses	71.2	64.9
Restructuring and other charges (income)	7.8	(79.9)
Total costs and expenses	$910.3	$782.9
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$281.8	$325.0
Equity in (earnings) loss of affiliates	—	(0.1)
Non-operating pension and postretirement charges (income)	3.4	0.5
Interest expense, net	34.5	33.9
Income (loss) from continuing operations before income taxes	$243.9	$290.7
Provision (benefit) for income taxes	36.3	60.5
Income (loss) from continuing operations	$207.6	$230.2
Discontinued operations, net of income taxes	9.6	39.4
Net income (loss) (GAAP)	$217.2	$269.6
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other (charges) income (2)	$7.8	$(79.9)
Non-operating pension and postretirement (charges) income (3)	3.4	0.5
Transaction-related charges (4)	16.5	49.5
Discontinued operations, net of income taxes	(9.6)	(39.4)
Interest expense, net	34.5	33.9
Depreciation and amortization	37.3	34.8
Provision (benefit) for income taxes	36.3	60.5
Adjusted EBITDA (Non-GAAP) (1)	$343.4	$329.5
____________________

(1)	Referred to as Total Company Adjusted EBITDA. Defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.

(2)	See Note 10 for details of restructuring and other charges (income).

(3)
Our non-operating pension and postretirement charges (income) are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our operating results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our operating results noted above. These elements reflect the current year operating costs to our business for the employment benefits provided to active employees.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, and integration related legal and professional third-party fees. Amounts represent the following:

	Three Months Ended March 31,
(in Millions)	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$16.5	$19.6
Inventory fair value amortization (2)	—	29.9
Total Transaction-related charges	$16.5	$49.5
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to FMC stockholders (GAAP)	$215.7	$267.2
Corporate special charges (income), pre-tax (1)	27.7	(29.9)
Income tax expense (benefit) on Corporate special charges (income) (2)	(5.7)	8.4
Corporate special charges (income), net of income taxes	$22.0	$(21.5)
Discontinued operations attributable to FMC Stockholders, net of income taxes	(9.6)	(39.4)
Non-GAAP tax adjustments (3)	1.2	8.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$229.3	$214.9
____________________

(1)	Represents restructuring and other charges (income), non-operating pension and postretirement charges (income) and transaction-related charges.

(2)
The income tax expense (benefit) on corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the corporate special charge (income) occurred and includes both current and deferred income tax expense (benefit) based on the nature of the Non-GAAP performance measure.

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

Results of Operations
For management purposes, Adjusted EBITDA is defined as total revenue less operating expenses (operating expenses consist of costs of sales and services, selling, general and administrative expenses including corporate staff expense, and research and development expenses), excluding depreciation and amortization. We have excluded the following items from Adjusted EBITDA: interest income and expense associated with corporate debt facilities and investments, income taxes, gains (losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, transaction-related charges, and other income and expense items.
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2019 vs. 2018
Revenue of $1,192.1 million increased $84.2 million, or approximately 8 percent, versus the prior year period. The increase was driven by higher volumes, which contributed approximately 9 percent to the increase, primarily in Latin America, as well as favorable pricing across all regions which impacted revenue by approximately 5 percent. Foreign currency had an unfavorable impact on the change in revenue of approximately 6 percent. The increase in revenue was driven by strong commercial execution and demand for our products. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2019	2018
North America	$318.3	$298.2
Latin America	206.5	158.9
Europe, Middle East & Africa (EMEA)	412.0	398.8
Asia Pacific	255.3	252.0
Total Revenue	$1,192.1	$1,107.9

North America: Revenue increased approximately 7 percent versus the prior year period due to the launch of a new fungicide in addition to demand in pre-emergent herbicides for soybeans and insecticides for tree fruits and vegetables. These were partially offset by adverse weather conditions in the United States.
Latin America: Revenue increased approximately 30 percent versus the prior year period, or approximately 40 percent excluding foreign currency headwinds, primarily due to Brazil. Increased cotton acreage as well as a boll weevil infestation drove strong demand in Brazil for cotton insecticides. Additionally, demand for herbicides in sugarcane, as well as robust demand for our insecticides in soybean applications contributed to the increase in revenue. Price increases in the region offset nearly all the effects of negative foreign currency.
Europe, Middle East & Africa ("EMEA"): Revenue increased approximately 3 percent versus the prior year period, or approximately 11 percent excluding foreign currency headwinds, primarily due to favorable weather, demand for our diamide products, and higher pricing throughout the region. There were higher sales in Turkey and southwestern Europe, as well as new direct market access in Belgium and the Netherlands. These increases were partially offset by unfavorable foreign currency impacts.
Asia Pacific: Revenue increased approximately 1 percent versus the prior year period, or approximately 8 percent excluding foreign currency headwinds, due to the high growth in China driven by the diamide products. Additionally, the continued sales synergy in India and strong growth in Pakistan and Japan contributed to the increase in revenue. These factors were nearly offset by unfavorable foreign currency impacts, as well as unfavorable weather conditions in Australia.
In late March, there was an explosion within an industrial park in China which impacted one plant operated by one of our contract manufacturing tollers. The local government has temporarily shut down the entire park to investigate the cause of the explosion. The target date to reopen the industrial park is unknown at this time. However, FMC’s global manufacturing network provides significant supply chain flexibility. Due to the strength of our partnerships and our alternate sourcing options, we believe we can continue to secure supply of the active ingredients normally manufactured at this location as needed.
For 2019, full-year revenue is expected to be in the range of approximately $4.5 billion to $4.6 billion.

Gross margin
Three Months Ended March 31, 2019 vs. 2018
Gross margin of $544.7 million increased $42.2 million, or approximately 8 percent versus the prior year period. Gross margin, excluding transaction-related charges, also increased versus the prior year period by $12.3 million. The increase was primarily due to the higher revenues which were driven by increased volumes and pricing, partially offset by higher raw material costs.
Gross margin percent of approximately 46 percent slightly increased from approximately 45 percent in the prior year period. The increase from higher pricing was nearly offset by higher raw material costs. Gross margin percent, excluding transaction-related charges, of approximately 46 percent decreased compared to approximately 48 percent in the prior year period primarily due to the higher costs and partially offset by increased pricing as discussed above.
Selling, general and administrative expenses
Three Months Ended March 31, 2019 vs. 2018
Selling, general and administrative expenses of $183.9 million decreased $8.6 million, or approximately 4 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, also slightly decreased to $167.4 million, a $5.5 million, or approximately 3 percent, decrease. Favorable foreign currency impacts, primarily in Latin America, more than offset the incremental administrative expenses in Asia Pacific and EMEA.
Research and development expenses
Three Months Ended March 31, 2019 vs. 2018
Research and development expenses of $71.2 million increased $6.3 million, or approximately 10 percent versus the prior year period. The increase was primarily due to continued investments in our global discovery and product development.
Adjusted EBITDA
Three Months Ended March 31, 2019 vs. 2018
Adjusted EBITDA of $343.4 million increased $13.9 million, or approximately 4 percent versus the prior year period. The increase was due to the strong demand which led to higher volumes and higher pricing as discussed above which contributed 17 percent and 16 percent to the increase, respectively. The price increases were primarily seen in EMEA and Latin America. These factors more than offset the higher raw material costs and unfavorable foreign currency which impacted the change in Adjusted EBITDA by 17 percent and 12 percent, respectively.
For 2019, full-year Adjusted EBITDA is expected to be in the range of $1.18 billion to $1.22 billion. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Certain elements of the composition of the U.S. GAAP amount are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided.
Other Results of Operations

Depreciation and amortization
Three Months Ended March 31, 2019 vs. 2018
Depreciation and amortization of $37.3 million increased approximately 7 percent as compared to the prior year period of $34.8 million.

Interest expense, net
Three Months Ended March 31, 2019 vs. 2018
Interest expense, net of $34.5 million slightly increased compared to the prior year period of $33.9 million. The increase was driven primarily by higher interest rates, partially offset by paydowns of both the 2014 and 2017 Term Loan Facilities.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2019	2018
Restructuring charges	$5.2	$2.6
Other charges (income), net	2.6	(82.5)
Total restructuring and other charges (income)	$7.8	$(79.9)

Three Months Ended March 31, 2019 vs. 2018
Restructuring and asset disposal charges in 2019 of $5.2 million primarily comprised of charges associated with the integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $3.9 million. Additionally, charges include Corporate charges of $1.3 million.
Restructuring and asset disposal charges in 2018 of $2.6 million were primarily associated with charges of approximately $1 million of accelerated depreciation charges related to certain fixed assets that will no longer be used when we exit our Ewing R&D facility as well as miscellaneous restructuring efforts.
Other charges, net in 2019 of $2.6 million consists of charges of continuing environmental sites treated as a Corporate charge.
Other charges (income), net in 2018 of $(82.5) million primarily consists of a gain on sale of $85.0 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited. This divestiture satisfied FMC's commitment to the European Commission for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. The remaining other charges (income) represents $2.5 million of environmental related charges for remediation activities.
Non-operating pension and postretirement charges (income)
Charges for the three months ended March 31, 2019 was $3.4 million compared to $0.5 million for the three months ended March 31, 2018. The increase in expense was primarily due to a lower expected return on plan assets of $2.4 million. See Note 16 to the condensed consolidated financial statements included in this Form 10-Q for more information. Our U.S. qualified pensions plan reached fully funded status during 2018. The primary investment strategy is a liability hedging approach with an objective of maintain the funded status of the plan such that the funded status volatility is minimized.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 5 to the condensed consolidated financial statements included within this Form 10-Q.

Provision for income taxes
A significant amount of our earnings are generated by foreign subsidiaries and taxed at lower statutory rates than the United States federal statutory rate (e.g., Singapore, Hong Kong, and Switzerland). Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States or foreign withholding taxes have not been previously accrued.

Three Months Ended March 31, 2019 vs. 2018
Provision for income taxes for the three months ended March 31, 2019 was $36.3 million resulting in an effective tax rate of 14.9 percent. Provision for income taxes for the three months ended March 31, 2018 was $60.5 million resulting in an effective tax rate of 20.8 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 17 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended March 31,
	2019			2018
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$243.9	$36.3	14.9%	$290.7	$60.5	20.8%
Corporate special charges (income)	27.7	5.7		(29.9)	(8.4)
Tax adjustments (1)		(1.2)			(8.6)
Non-GAAP - Continuing operations	$271.6	$40.8	15.0%	$260.8	$43.5	16.7%
_______________

(1)	Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

The primary drivers for the decrease in the year-to-date effective tax rate for 2019 compared to 2018 are shown in the table above. The remaining change was due to the integration of the DuPont Crop Protection Business into our global supply chain.

Discontinued operations, net of income taxes
Our discontinued operations include results of our discontinued FMC Lithium segment, in periods up to its separation on March 1, 2019, as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three Months Ended March 31, 2019 vs. 2018
Discontinued operations, net of income taxes representing income of $9.6 million for the three months ended March 31, 2019 decreased compared to income of $39.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. The gain on sale was partially offset by results of our discontinued FMC Lithium segment, including separation-related costs, as well as from other previously discontinued operations. Discontinued operations, net of income taxes for the three months ended March 31, 2018 includes an additional gain on sale of the FMC Health and Nutrition business to DuPont of approximately $16 million as a result of the adjustment to the final working capital. The prior year period also includes a full quarter of higher results from our discontinued FMC Lithium segment as compared two months during 2019. Refer to Note 12 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss)
Three Months Ended March 31, 2019 vs. 2018
Net income (loss) decreased to $217.2 million from income of $269.6 million in the prior-year period. The decrease was primarily due to the gain on sale of $85.0 million from the divestment of a portion of FMC's European herbicide portfolio in the prior year period. This was partially offset by higher gross margins in the current period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2019 and December 31, 2018, were $109.5 million and $134.4 million, respectively. Of the cash and cash equivalents balance at March 31, 2019, $105.9 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Determining the amount of unrecognized deferred tax liability related to permanent undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
At March 31, 2019, we had total debt of $3,138.8 million as compared to $2,692.7 million at December 31, 2018. Total debt included $2,145.0 million and $2,145.0 million of long-term debt (excluding current portions of $385.6 million and $386.0 million) at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $547.7 million at December 31, 2018 to $993.8 million at March 31, 2019. The increase was primarily due to the increase in borrowings under our commercial paper program. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. Proceeds from the commercial paper program were primarily used for the seasonal build in working capital and our continued purchases of FMC stock. At March 31, 2019, we had $493.5 million of borrowings under the commercial paper program and the average effective interest rate on the borrowings was 3.1 percent.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(282.9) million and $(67.4) million for the three months ended March 31, 2019 and 2018, respectively.
The cash required for the three months ended March 31, 2019 was due to a more normal seasonal build of working capital. Additionally, the cash required was substantially more than the prior year period due to several non-recurring impacts that benefitted working capital in the prior year period including a step-down in past due balances in Brazil which reduced cash used for receivables, lower cash use for inventory, given inventory levels in the acquired DuPont Crop Protection Business at acquisition, and a significant increase in account payables associated with the ramp-up of the acquired DuPont Crop Protection Business post acquisition. The table below presents the components of cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2019	2018
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$281.8	$325.0
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	61.6	4.4
Operating income before depreciation and amortization (Non-GAAP)	$343.4	$329.4
Change in trade receivables, net (1)	(389.4)	(331.4)
Change in inventories (2)	(109.7)	(59.8)
Change in accounts payable (3)	91.0	207.3
Change in accrued customer rebates (4)	95.0	142.0
Change in advance payments from customers (5)	(175.3)	(189.7)
Change in all other operating assets and liabilities (6)	(37.2)	(78.7)
Operating cash flows (Non-GAAP)	$(182.2)	$19.1

Restructuring and other spending (7)	$(5.8)	$(4.4)
Environmental spending, continuing, net of recoveries (8)	(3.5)	(2.0)
Pension and other postretirement benefit contributions (9)	(1.6)	(2.4)
Net interest payments (10)	(35.8)	(35.0)
Tax payments, net of refunds (10)	(34.1)	(8.7)
Transactional-related legal and professional fees (11)	(19.9)	(34.0)
Cash provided (required) by operating activities of continuing operations	$(282.9)	$(67.4)

____________________

(1)
Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2019 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2019, we collected approximately $165 million of receivables in Brazil. Additionally, the prior year period included a step-down in past due balances in Brazil which reduced cash used for receivables.

(2)
Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Additionally, there was lower cash use for inventory in the prior year period, given inventory levels in the acquired DuPont Crop Protection Business at acquisition.

(3)
The change in cash flows related to accounts payable is primarily due to timing of payments made to suppliers and vendors. Additionally, in the prior year period there was a significant increase in account payables associated with the ramp-up of the acquired DuPont Crop Protection Business post acquisition.

(4)
These rebates are primarily associated within North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are associated with the mix in sales eligible for rebates and incentives in 2019 compared to 2018 and timing of rebate payments.

(5)
Advance payments are primarily associated within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place.

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $27 million and $18 million, respectively.

(7)	See Note 10 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(8)	The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	There were no voluntary contributions to our U.S. qualified defined benefit plan for the three months ended March 31, 2019 and 2018.

(10)	Amounts shown in the chart represent net payments of our continuing operations.

(11)
Represents payments for legal and professional fees associated with the DuPont's Crop Protection Business Acquisition. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $5.7 million and $(11.0) million for the three months ended March 31, 2019 and 2018, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Both periods include the operating activities related to our discontinued FMC Lithium segment while 2018 includes activity related to the divestiture of the FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(33.4) million and $71.6 million for the three months ended March 31, 2019 and 2018, respectively.
The decrease in cash provided during the three months ended March 31, 2019, as compared to the same period in 2018 was primarily due to proceeds from the sales of our product portfolio of approximately $85 million in the prior period that were required to complete the DuPont Crop Protection Business Acquisition. Additionally, there was higher capital expenditure spending and capitalizable corporate level spending associated with the implementation of a new SAP system in the current period.
Cash provided (required) by investing activities of discontinued operations was $9.2 million and $(26.5) million for the three months ended March 31, 2019 and 2018, respectively.
Cash provided by investing activities of discontinued operations for the three months ended March 31, 2019 represents the proceeds from the sale of the first of two parcels of land of our discontinued site in Newark, California partially offset by capital expenditures of our discontinued FMC Lithium segment. Cash required by investing activities of discontinued operations for the three months ended March 31, 2018 includes the final working capital payment associated with the divestiture of FMC Health and Nutrition as well as capital expenditures of our discontinued FMC Lithium segment.
Cash provided (required) by financing activities of continuing operations was $287.6 million and $113.9 million for the three months ended March 31, 2019 and 2018, respectively.
The change period over period in financing activities is partially due to higher borrowings of short-term debt, primarily under our commercial paper program of approximately $309 million to fund seasonal working capital and due to the timing of share repurchases in the quarter, partially offset by repurchases of common stock of approximately $100 million and higher dividend payments of approximately $31 million in the current period as a result of the dividend payment increase announced in December 2018.
Cash provided (required) by financing activities of discontinued operations was $(37.2) million and zero for the three months ended March 31, 2019 and 2018, respectively.

Cash required by financing activities of discontinued operations for the three months ended March 31, 2019 represents debt repayments as well as cash payments associated with the separation of FMC Lithium.

Other potential liquidity needs
Our cash needs outside of the DuPont Crop Protection Business related integration expenses for 2019 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2019, our remaining borrowing capacity under our credit facility was $814.3 million (which includes borrowing capacity under our commercial paper program).
Projected 2019 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately $150 million, at the midpoint of the range, primarily driven by expenditures associated with capacity expansion. Additionally, we will continue to incur spending associated with the two-year implementation of a new SAP system.
As a result of the Act, we will continue to pay the remaining $161.3 million of transition tax over the next seven years.
Projected 2019 spending includes approximately $75 million to $80 million of net environmental remediation spending at both our continuing and discontinued sites. This projected spending for 2019 includes spending as a result of active negotiations for a settlement agreement primarily to address discontinued operations at our Middleport, New York site. This projected spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of "Costs of sales and services" in our condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make voluntary cash contributions of approximately $7 million during 2019. These projected contributions are in excess of the minimum requirements. We did not make any contributions in the first quarter of 2019. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2019 and 2018, we paid dividends of $53.2 million and $22.3 million, respectively. On April 18, 2019, we paid dividends totaling $52.8 million to our shareholders of record as of March 29, 2019. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2019.
During the three months ended March 31, 2019, 1.3 million shares were repurchased under the publicly announced repurchase program. At March 31, 2019, approximately $900 million remained unused under our Board-authorized repurchase program. We intend to purchase a total of up to $500 million of our common shares in 2019. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7 of our 2018 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2019.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2018 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Fair Value Measurements
See Note 18 to the condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our fair value measurements.

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
At March 31, 2019, our financial instrument position was a net asset of $9.4 million compared to a net asset of $11.4 million at December 31, 2018. The change in the net financial instrument position was primarily due to changes in exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2019 and December 31, 2018, with all other variables (including interest rates) held constant. Note, as of March 31, 2019 and December 31, 2018, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2019 and December 31, 2018, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2019	$17.2	$32.8	$1.7

Net asset (liability) position at December 31, 2018	$11.6	$19.2	$(16.7)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2019, we had outstanding interest rate swap contracts in place with an aggregate notional value of $500.0 million.

To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at March 31, 2019 and December 31, 2018, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at March 31, 2019	$(7.8)	$36.6	$(45.3)

Net asset (liability) position at December 31, 2018	$(0.2)	$2.2	$(2.7)
Our debt portfolio, at March 31, 2019, is composed of 45 percent fixed-rate debt and 55 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2019, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $4.3 million for the three months ended March 31, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). As part of our adoption activities, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. As a result of this assessment, we have implemented updates and changes to our current processes related to leases and the control activities within them. These changes included updates to our lease accounting policies in order to be aligned with the new standard, implementing new lease identification and review controls specific to ASC 842, and the development of new processes for maintaining an accurate lease population and gathering data for the new disclosure requirements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2019, the related condensed consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 8, 2019

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2018 Form 10-K, see Note 13 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2018 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2018 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2019	1,055,280	$78.80	1,050,000	$82,732,105	$917,267,895
February 2019	443,225	84.16	202,436	17,267,821	900,000,074
March 2019	644	75.42	—	—	900,000,074
Total Q1 2019	1,499,149	$80.38	1,252,436	$99,999,926	$900,000,074

During the three months ended March 31, 2019, 1.3 million shares were repurchased under the publicly announced repurchase program. At March 31, 2019, approximately $900 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

3.1	Restated Certificate of Incorporation of FMC Corporation, as amended through April 30, 2019

3.2	Restated By-Laws of FMC Corporation as of April 30, 2019

†10.8e	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Relative Total Shareholder Return Metric)

†10.8f	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Operating Cash Flow Metric)

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ ANDREW D. SANDIFER
Andrew D. Sandifer Executive Vice President and Chief Financial Officer
Date: May 8, 2019