Form 10-Q
period 2019-06-30
FMC CORP
filed 2019-07-31
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 1-2376
__________________________________________________________________________
FMC CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware			94-0479804
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2929 Walnut Street	Philadelphia	Pennsylvania	19104
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FMC	New York Stock Exchange
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2019, there were 130,432,624 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,206.1	$1,154.4	$2,398.2	$2,262.3
Costs and Expenses
Costs of sales and services	655.6	664.0	1,303.0	1,269.4
Gross margin	$550.5	$490.4	$1,095.2	$992.9
Selling, general and administrative expenses	196.9	200.3	380.8	392.8
Research and development expenses	73.1	75.9	144.3	140.8
Restructuring and other charges (income)	12.7	80.9	20.5	1.0
Total costs and expenses	$938.3	$1,021.1	$1,848.6	$1,804.0
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$267.8	$133.3	$549.6	$458.3
Equity in (earnings) loss of affiliates	—	—	—	(0.1)
Non-operating pension and postretirement charges (income)	3.3	0.2	6.7	0.7
Interest expense, net	39.5	34.4	74.0	68.3
Income (loss) from continuing operations before income taxes	$225.0	$98.7	$468.9	$389.4
Provision (benefit) for income taxes	30.6	(1.1)	66.9	59.4
Income (loss) from continuing operations	$194.4	$99.8	$402.0	$330.0
Discontinued operations, net of income taxes	(18.1)	32.7	(8.5)	72.1
Net income (loss)	$176.3	$132.5	$393.5	$402.1
Less: Net income (loss) attributable to noncontrolling interests	1.8	2.8	3.3	5.2
Net income (loss) attributable to FMC stockholders	$174.5	$129.7	$390.2	$396.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$192.6	$97.0	$398.7	$324.8
Discontinued operations, net of income taxes	(18.1)	32.7	(8.5)	72.1
Net income (loss) attributable to FMC stockholders	$174.5	$129.7	$390.2	$396.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.46	$0.72	$3.02	$2.40
Discontinued operations	(0.14)	0.24	(0.06)	0.53
Net income (loss) attributable to FMC stockholders	$1.32	$0.96	$2.96	$2.93
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.46	$0.72	$3.00	$2.38
Discontinued operations	(0.14)	0.24	(0.06)	0.53
Net income (loss) attributable to FMC stockholders	$1.32	$0.96	$2.94	$2.91
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$176.3	$132.5	$393.5	$402.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$6.9	$(118.1)	$4.5	$(68.4)
Total foreign currency translation adjustments (1)	$6.9	$(118.1)	$4.5	$(68.4)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($8.9) and ($8.9) for the three and six months ended June 30, 2019 and $1.2 and $0.2 for the three and six months ended June 30, 2018, respectively	$(37.4)	$7.9	$(36.5)	$9.4
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of ($0.7) and ($1.7) for the three and six months ended June 30, 2019 and ($0.5) and ($0.4) for the three and six months ended June 30, 2018, respectively (2)	(3.2)	(2.1)	(6.8)	(1.7)
Total derivative instruments, net of tax of ($9.6) and ($10.6) for the three and six months ended June 30, 2019 and $0.7 and ($0.2) for the three and six months ended June 30, 2018, respectively	$(40.6)	$5.8	$(43.3)	$7.7

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and zero for the three and six months ended June 30, 2019 and $0.7 and zero for the three and six months ended June 30, 2018, respectively (3)	$—	$(0.6)	$—	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $0.9 and $1.8 for the three and six months ended June 30, 2019 and $0.2 and $1.8 for the three and six months ended June 30, 2018, respectively (2)	3.3	3.8	6.7	6.8
Total pension and other postretirement benefits, net of tax of $0.9 and $1.8 for the three and six months ended June 30, 2019 and $0.9 and $1.8 for the three and six months ended June 30, 2018, respectively	$3.3	$3.2	$6.7	$6.8

Other comprehensive income (loss), net of tax	$(30.4)	$(109.1)	$(32.1)	$(53.9)
Comprehensive income (loss)	$145.9	$23.4	$361.4	$348.2
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.5	1.4	1.7	4.2
Comprehensive income (loss) attributable to FMC stockholders	$145.4	$22.0	$359.7	$344.0
____________________

(1)
Income taxes are not provided for outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$83.4	$134.4
Trade receivables, net of allowance of $29.5 in 2019 and $22.4 in 2018	2,384.0	2,143.8
Inventories	1,153.4	1,025.5
Prepaid and other current assets	476.2	432.6
Current assets of discontinued operations	—	293.9
Total current assets	$4,097.0	$4,030.2
Investments	0.7	0.7
Property, plant and equipment, net	730.3	756.9
Goodwill	1,470.7	1,468.1
Other intangibles, net	2,672.1	2,703.4
Other assets including long-term receivables, net	564.8	383.4
Deferred income taxes	288.9	272.8
Noncurrent assets of discontinued operations	—	358.8
Total assets	$9,824.5	$9,974.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,094.2	$547.7
Accounts payable, trade and other	785.7	795.5
Advance payments from customers	68.9	458.4
Accrued and other liabilities	584.5	570.8
Accrued customer rebates	539.9	365.3
Guarantees of vendor financing	71.5	67.1
Accrued pension and other postretirement benefits, current	6.2	6.2
Income taxes	79.2	85.1
Current liabilities of discontinued operations	—	97.3
Total current liabilities	$3,230.1	$2,993.4
Long-term debt, less current portion	2,144.3	2,145.0
Accrued pension and other postretirement benefits, long-term	46.2	47.2
Environmental liabilities, continuing and discontinued	424.0	458.5
Deferred income taxes	340.6	330.8
Other long-term liabilities	844.4	742.9
Noncurrent liabilities of discontinued operations	—	46.1
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2019 or 2018	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2019 and 2018	18.6	18.6
Capital in excess of par value of common stock	793.9	776.2
Retained earnings	4,210.5	4,334.3
Accumulated other comprehensive income (loss)	(353.5)	(308.9)
Treasury stock, common, at cost - 2019: 55,551,168 shares, 2018: 53,702,178 shares	(1,905.9)	(1,699.1)
Total FMC stockholders’ equity	$2,763.6	$3,121.1
Noncontrolling interests	31.3	89.3
Total equity	$2,794.9	$3,210.4
Total liabilities and equity	$9,824.5	$9,974.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$393.5	$402.1
Discontinued operations, net of income taxes	8.5	(72.1)
Income (loss) from continuing operations	$402.0	$330.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$74.5	$73.6
Equity in (earnings) loss of affiliates	—	(0.1)
Restructuring and other charges (income)	20.5	1.0
Deferred income taxes	(2.6)	(46.7)
Pension and other postretirement benefits	9.3	4.1
Share-based compensation	12.9	12.0
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(229.1)	(195.2)
Guarantees of vendor financing	4.4	(6.4)
Inventories	(127.0)	(59.0)
Accounts payable, trade and other	(9.2)	264.9
Advance payments from customers	(389.2)	(321.9)
Accrued customer rebates	173.2	252.5
Income taxes	(53.0)	16.8
Pension and other postretirement benefit contributions	(2.2)	(18.7)
Environmental spending, continuing, net of recoveries	(7.2)	(4.8)
Restructuring and other spending	(10.2)	(8.1)
Transaction-related charges	(43.1)	(52.9)
Change in other operating assets and liabilities, net (1)	(40.8)	(40.6)
Cash provided (required) by operating activities of continuing operations	$(216.8)	$200.5
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(11.0)	$(11.3)
Other discontinued spending	(10.2)	(15.3)
Operating activities of discontinued operations, net of divestiture costs	12.5	19.5
Cash provided (required) by operating activities of discontinued operations	$(8.7)	$(7.1)

(1)	Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2019	2018
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(35.5)	$(30.3)
Proceeds from sale of product portfolios	—	85.0
Investment in Enterprise Resource Planning system	(26.7)	(18.4)
Acquisitions, net (2)	—	13.2
Other investing activities	(0.9)	(4.2)
Cash provided (required) by investing activities of continuing operations	$(63.1)	$45.3
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$26.2	$—
Other discontinued investing activities	(17.0)	(41.4)
Cash provided (required) by investing activities of discontinued operations	$9.2	$(41.4)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$548.7	$1.8
Repayments of long-term debt	(1.0)	(115.3)
Financing fees	(1.1)	—
Issuances of common stock, net	14.6	8.1
Dividends paid (3)	(106.0)	(44.6)
Repurchases of common stock under publicly announced program	(200.0)	—
Other repurchases of common stock	(16.1)	(5.2)
Cash provided (required) by financing activities of continuing operations	$239.1	$(155.2)
Cash provided (required) by financing activities of discontinued operations:
Payment of Livent external debt	$(27.0)	$—
Cash transfer to Livent due to spin	(10.2)	—
Cash provided (required) by financing activities of discontinued operations	$(37.2)	$—
Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.3
Increase (decrease) in cash and cash equivalents	$(78.3)	$43.4

Cash and cash equivalents of continuing operations, beginning of period	$134.4	$281.8
Cash and cash equivalents of discontinued operations, beginning of period (4)	27.3	1.2
Cash and cash equivalents, beginning of period	$161.7	$283.0
Less: cash and cash equivalent of discontinued operations, end of period	—	1.5
Cash and cash equivalents, end of period	$83.4	$324.9

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
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $72.1 million and $63.6 million, and income taxes paid, net of refunds were $89.9 million and $81.8 million for the six months ended June 30, 2019 and 2018, respectively. Net interest payments of zero and tax payments, net of refunds of $4.3 million were allocated to discontinued operations for the six months ended June 30, 2018, respectively. Non-cash additions to property, plant and equipment were $1.9 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards (Note 2)	—	—	55.5	(53.1)	—	—	2.4
Net income (loss)	—	—	215.7	—	—	1.5	217.2
Stock compensation plans	—	9.4	—	—	7.2	—	16.6
Shares for benefit plan trust	—	—	—	—	(1.1)	—	(1.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.4	—	—	3.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustments (1)	—	—	—	(2.1)	—	(0.3)	(2.4)
Dividends ($0.40 per share)	—	—	(52.8)	—	—	—	(52.8)
Repurchases of common stock	—	—	—	—	(114.2)	—	(114.2)
Distribution of FMC Lithium (2)	—	—	(464.3)	39.0	—	(59.7)	(485.0)
Balance at March 31, 2019	$18.6	$785.6	$4,088.4	$(324.4)	$(1,807.2)	$30.8	$2,791.8

Net income (loss)	—	—	174.5	—	—	1.8	176.3
Stock compensation plans	—	8.3	—	—	1.3	—	9.6
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax (1)	—	—	—	3.3	—	—	3.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.6)	—	—	(40.6)
Foreign currency translation adjustments (1)	—	—	—	8.2	—	(1.3)	6.9
Dividends ($0.40 per share)	—	—	(52.4)	—	—	—	(52.4)
Repurchases of common stock	—	—	—	—	(100.0)	—	(100.0)
Balance at June 30, 2019	$18.6	$793.9	$4,210.5	$(353.5)	$(1,905.9)	$31.3	$2,794.9

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2017	$18.6	$450.7	$3,952.4	$(240.3)	$(1,499.6)	$25.3	$2,707.1
Net income (loss)	—	—	267.2	—	—	2.4	269.6
Stock compensation plans	—	6.5	—	—	3.7	—	10.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustments (1)	—	—	—	49.3	—	0.4	49.7
Dividends ($0.165 per share)	—	—	(22.3)	—	—	—	(22.3)
Repurchases of common stock	—	—	—	—	(5.1)	—	(5.1)
Balance at March 31, 2018	$18.6	$457.2	$4,197.3	$(185.5)	$(1,501.0)	$28.1	$3,014.7

Net income (loss)	—	—	129.7	—	—	2.8	132.5
Stock compensation plans	—	8.1	—	—	1.9	—	10.0
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.2	—	—	3.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	5.8	—	—	5.8
Foreign currency translation adjustments (1)	—	—	—	(116.7)	—	(1.4)	(118.1)
Dividends ($0.165 per share)	—	—	(22.3)	—	—	—	(22.3)
Repurchases of common stock	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2018	$18.6	$465.3	$4,304.7	$(293.2)	$(1,499.2)	$29.5	$3,025.7
____________________

(1)	See condensed consolidated statements of comprehensive income (loss).

(2)	Represents the effects of the distribution of FMC Lithium. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2019 and 2018, cash flows for the six months ended June 30, 2019 and 2018, changes in equity for the six months ended June 30, 2019 and 2018, and our financial positions as of June 30, 2019 and December 31, 2018. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and condensed consolidated statements of changes in equity for the six months ended June 30, 2019 and 2018 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018 (the “2018 Form 10-K”). However, see below on changes in the composition of our segments since the 2018 Form 10-K.
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
As a result of the FMC Lithium separation, we now operate as a single business segment providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. We develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The business is also supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting future periods. Refer to Note 3 for further information on product and regional revenues.

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

We have adopted this standard as of January 1, 2019 utilizing a modified retrospective approach and have elected the transition practical expedient package. Under this transition practical expedient package, ASC 842 was only applied to contracts that existed as of, or were entered into on or after, January 1, 2019, and a cumulative effect adjustment was made as of January 1, 2019. All comparative periods prior to January 1, 2019 will retain the financial reporting and disclosure requirements of ASC 840. The adoption of ASC 842 had a material impact on our consolidated balance sheet but did not have a material impact on the consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of cash flows, or consolidated statement of changes in equity. As a result of adoption, we recorded additional ROU lease assets and lease liabilities of $185.3 million and $215.9 million, respectively. ROU lease assets includes a reclassification of $30.6 million of prepaid rent, accrued rent, and lease incentives previously recorded under ASC 840. Additionally, we recorded a retained earnings impact of $2.4 million as of January 1, 2019. Refer to Note 4 for further information.

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

Note 3: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the three and six months ended June 30, 2019 and 2018.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
North America	$333.5	$342.0	$651.8	$640.2
Latin America	256.7	199.4	463.2	358.3
Europe, Middle East & Africa (EMEA)	304.3	293.8	716.3	692.6
Asia	311.6	319.2	566.9	571.2
Total Revenue	$1,206.1	$1,154.4	$2,398.2	$2,262.3

The following table provides information about disaggregated revenue by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Insecticides	$710.3	$654.4	$1,413.7	$1,243.7
Herbicides	349.4	342.9	711.0	728.6
Fungicides	58.2	64.7	128.7	143.7
Other	88.2	92.4	144.8	146.3
Total Revenue	$1,206.1	$1,154.4	$2,398.2	$2,262.3

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
In addition to the variable considerations described above, in certain instances, we may require our customers to meet certain volume thresholds within their contract term. We estimate what amount of variable consideration should be included in the transaction price at contract inception and continually reassess this estimation each reporting period to determine situations when the minimum volume thresholds will not be met. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Balance as of December 31, 2018	Balance as of June 30, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,228.3	$2,466.8	$238.5
Contract liabilities: Advance payments from customers	458.4	68.9	(389.5)

The amount of revenue recognized in the six months ended June 30, 2019 that was included in the opening contract liability balance is $389.5 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2019. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under “Advance Payments from customers” on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $458.4 million as of December 31, 2018 and $68.9 million as of June 30, 2019.

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
We rent or sublease a small number of assets including equipment and office space to third party companies. These third-party arrangements include a small number of TSA arrangements from recent acquisitions. We also sublease a floor of our Corporate headquarters to our former subsidiary, Livent Corporation. Rental income from all subleases is not material to our business.
The ROU asset and lease liability balances as of June 30, 2019 were as follows:

(in Millions)	Classification	Balance at June 30, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$165.8
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$30.7
Operating lease noncurrent liabilities	Other long-term liabilities	165.3

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

(in Millions)	Lease Cost Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Cost of sales and services / Selling, general and administrative expenses	$10.0	$20.0
Variable lease cost	Cost of sales and services / Selling, general and administrative expenses	1.5	2.8
Total lease cost		$11.5	$22.8

June 30, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	10.3
Weighted-average discount rate	4.3%

(in Millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10.3)	$(20.6)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3.6	$3.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2019 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2019 (excluding the six months ending June 30, 2019)	$19.4
2020	34.9
2021	24.4
2022	21.0
2023	16.6
Thereafter	131.0
Total undiscounted lease payments	$247.3
Less: Present value adjustment	(51.3)
Present value of lease liabilities	$196.0

Our future minimum lease payments as of December 31, 2018 under ASC 840 were as follows:

	Future Minimum Lease Payments
(in Millions)	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$36.7	$31.7	$21.0	$17.5	$13.5	$107.5
Capital Lease	2.9	2.9	3.1	3.1	3.1	4.3

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and six months ended June 30, 2019 was approximately $22 million and $49 million, respectively.
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

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred to date, and expect to incur, costs associated with integrating the DuPont Crop Protection Business, which includes planning for the exit of the transitional service agreement ("TSA") as well as implementation of a new worldwide Enterprise Resource Planning ("ERP") system as a result of the transitional service agreement exit, the majority of which will be capitalized in accordance with the relevant accounting literature. These costs have been, and are expected to be, significant and we anticipate the majority of these charges will be completed by the first half of 2020 which coincides with the full adoption of the ERP system and the TSA exit. The following table summarizes the costs incurred associated with these activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$20.1	$28.2	$36.6	$47.8
Inventory fair value amortization (2)	—	38.4	—	68.3
Total Transaction-related charges	$20.1	$66.6	$36.6	$116.1

Restructuring charges
DuPont Crop restructuring (3)	$4.1	$71.5	$8.0	$72.5
Total DuPont Crop restructuring charges	$4.1	$71.5	$8.0	$72.5
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

(3)	See Note 10 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the condensed consolidated statements of income (loss).

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2018	$1,468.1
Foreign currency and other adjustments	2.6
Balance, June 30, 2019	$1,470.7

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2019.

Our intangible assets, other than goodwill, consist of the following:

	June 30, 2019			December 31, 2018
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,146.0	$(157.4)	$988.6	$1,146.2	$(128.7)	$1,017.5
Patents	1.7	(0.9)	0.8	1.7	(0.8)	0.9
Brands (1) (2)	17.9	(7.2)	10.7	17.0	(5.9)	11.1
Purchased and licensed technologies	60.6	(33.5)	27.1	61.3	(32.1)	29.2
Other intangibles	1.9	(1.8)	0.1	1.9	(1.8)	0.1
	$1,228.1	$(200.8)	$1,027.3	$1,228.1	$(169.3)	$1,058.8

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (3)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1) (2)	385.0		385.0	384.8		384.8
In-process research & development	0.7		0.7	0.7		0.7
	$1,644.8		$1,644.8	$1,644.6		$1,644.6
Total intangible assets	$2,872.9	$(200.8)	$2,672.1	$2,872.7	$(169.3)	$2,703.4
____________________

(1)	Represents trademarks, trade names and know-how.

(2)	The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.

(3)	Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Amortization expense	$15.5	$17.6	$31.1	$31.1

The full year estimated pre-tax amortization expense for the year ended December 31, 2019 and each of the succeeding five years is approximately $62 million, $62 million, $62 million, $62 million, $62 million, and $61 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2017	$38.6
Additions - charged to expense (1)	58.0
Transfer from (to) allowance for credit losses (see below)	(17.3)
Net recoveries, write-offs and other (1)	(56.9)
Balance, December 31, 2018	$22.4
Additions - charged to expense	5.9
Transfer from (to) allowance for credit losses (see below)	(2.7)
Net recoveries, write-offs and other	3.9
Balance, June 30, 2019	$29.5
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

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $82.8 million as of June 30, 2019. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2017	$47.1
Additions - charged to expense	13.4
Transfer from (to) allowance for doubtful accounts (see above)	17.3
Foreign currency adjustments	(4.1)
Net recoveries, write-offs and other	(13.2)
Balance, December 31, 2018	$60.5
Additions - charged to expense	11.0
Transfer from (to) allowance for doubtful accounts (see above)	2.7
Foreign currency adjustments	(0.1)
Net recoveries, write-offs and other	(9.5)
Balance, June 30, 2019	$64.6

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2019	December 31, 2018
Finished goods	$418.0	$430.4
Work in process	587.7	518.8
Raw materials, supplies and other	283.3	206.9
First-in, first-out inventory	$1,289.0	$1,156.1
Less: Excess of first-in, first-out cost over last-in, first-out cost	(135.6)	(130.6)
Net inventories	$1,153.4	$1,025.5

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2019	December 31, 2018
Property, plant and equipment	$1,038.1	$1,045.0
Accumulated depreciation	(307.8)	(288.1)
Property, plant and equipment, net	$730.3	$756.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Restructuring charges	$7.1	$76.8	$12.3	$79.4
Other charges (income), net	5.6	4.1	8.2	(78.4)
Total restructuring and other charges (income)	$12.7	$80.9	$20.5	$1.0

Restructuring charges

For detail on restructuring activities which commenced prior to 2019, see Note 8 to our consolidated financial statements included within our 2018 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
DuPont Crop restructuring	$1.8	$1.0	$1.3	$4.1
Other items	1.7	—	1.3	3.0
Three Months Ended June 30, 2019	$3.5	$1.0	$2.6	$7.1

DuPont Crop restructuring	$8.3	$3.1	$60.1	$71.5
Other items	2.8	—	2.5	5.3
Three Months Ended June 30, 2018	$11.1	$3.1	$62.6	$76.8

DuPont Crop restructuring	$4.5	$2.0	$1.5	$8.0
Other items	1.7	—	2.6	4.3
Six Months Ended June 30, 2019	$6.2	$2.0	$4.1	$12.3

DuPont Crop restructuring	$8.3	$3.1	$61.1	$72.5
Other Items	2.8	1.6	2.5	6.9
Six Months Ended June 30, 2018	$11.1	$4.7	$63.6	$79.4
____________________

(1)	Represents severance and employee benefit charges.

(2)	Primarily represents third-party costs associated with miscellaneous restructuring activities.

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

(in Millions)	Balance at 12/31/18 (2)	Change in reserves (3)	Cash payments	Other	Balance at 6/30/19 (2)
DuPont Crop restructuring	$16.2	$6.5	$(8.1)	$(0.5)	$14.1
Other workforce related and facility shutdowns (1)	1.0	1.7	(2.1)	0.6	1.2
Total	$17.2	$8.2	$(10.2)	$0.1	$15.3
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns.

(2)	Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.

(3)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in the above tables.

Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Environmental charges, net	$5.6	$4.1	$8.2	$6.6
Product portfolio sales	—	—	—	(85.0)
Other charges (income), net	$5.6	$4.1	$8.2	$(78.4)

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

Note 11: Debt
Debt maturing within one year:

(in Millions)	June 30, 2019	December 31, 2018
Short-term foreign debt (1)	$171.2	$106.5
Commercial paper (2)	535.8	55.2
Total short-term debt	$707.0	$161.7
Current portion of long-term debt	387.2	386.0
Total short-term debt and current portion of long-term debt	$1,094.2	$547.7

____________________

(1)	At June 30, 2019, the average interest rate on the borrowings was 17.6 percent.

(2)	At June 30, 2019, the average effective interest rate on the borrowings was 2.9 percent.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt:

(in Millions)	June 30, 2019
	Interest Rate Percentage	Maturity Date	June 30, 2019	December 31, 2018
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	2.1 - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $0.7 and $0.8, respectively)	3.95 - 5.2%	2019 - 2024	999.3	999.2
2017 Term Loan Facility	3.7%	2022	1,400.0	1,400.0
Revolving Credit Facility (1)	5.0%	2024	—	—
Foreign debt	0 - 6.7%	2019 - 2024	89.2	89.1
Debt issuance cost			(8.6)	(8.9)
Total long-term debt			$2,531.5	$2,531.0
Less: debt maturing within one year			387.2	386.0
Total long-term debt, less current portion			$2,144.3	$2,145.0
____________________

(1)	Letters of credit outstanding under our Revolving Credit Facility totaled $217.0 million and available funds under this facility were $747.2 million at June 30, 2019.

Revolving Credit Facility
On May 17, 2019, we entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The unsecured Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, $400 million of which is available for the issuance of letters of credit for the account of the Revolving Borrowers and $50 million of which is available for swing loans to certain of the Revolving Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the “Revolving Credit Facility”). The current termination date of the Revolving Credit Facility is May 17, 2024.
Revolving loans under the Revolving Credit Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of 1%; and the Eurocurrency rate for a one-month period plus 1%. The Company is required to pay a facility fee on the average daily amount (whether used or unused) of each Revolving Credit Lender’s revolving credit commitment from the effective date for such Revolving Credit Lender until the termination date of such Revolving Credit Lender at a rate per annum equal to an applicable percentage in effect from time to time for the facility fee, as determined in accordance with the provisions of the Revolving Credit Agreement. The initial facility fee is 0.125% per annum. The applicable margin and the facility fee are subject to adjustment as provided in the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2019 was 2.8, which is below the maximum leverage of 4.3 at June 30, 2019. Our actual interest coverage for the four consecutive quarters ended June 30, 2019 was 8.8, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2019.

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
The results of our discontinued FMC Lithium operations are summarized below:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$107.9	$52.1	$210.7
Costs of sales and services	—	54.2	41.3	104.8

Income (loss) from discontinued operations before income taxes (1)	$—	$46.6	$1.1	$90.4
Provision (benefit) for income taxes	—	3.7	6.0	12.5
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs and other adjustments	$—	$42.9	$(4.9)	$77.9
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	(8.6)	(4.2)	(13.7)	(6.3)
Discontinued operations of FMC Lithium, net of income taxes	$(8.6)	$38.7	$(18.6)	$71.6
____________________

(1)	For the three and six months ended June 30, 2018, amounts include $0.1 million and $2.3 million, respectively, of restructuring and other charges (income).

The following table presents the major classes of assets and liabilities of FMC Lithium:

(in Millions)	June 30, 2019	December 31, 2018
Assets
Current assets of discontinued operations (1)	$—	$293.9
Property, plant and equipment (2)	—	275.7
Other noncurrent assets (2)	—	83.1
Total assets of discontinued operations	$—	$652.7
Liabilities
Current liabilities of discontinued operations (3)	$—	$(97.3)
Noncurrent liabilities of discontinued operations (4)	—	(46.1)
Total liabilities of discontinued operations	$—	$(143.4)
Total net assets	$—	$509.3
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

FMC Health and Nutrition:
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax). In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by us to DuPont for up to an initial 24 months after closing, with an additional six months extension, which has been exercised. These services include information technology services, accounting, human resource and facility services among other services, while DuPont assumes the operations of FMC Health and Nutrition.
Certain sites were to transfer at a later date due to various local timing constraints. In May 2018, the last site transferred to DuPont. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the three and six months ended June 30, 2018:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$0.9	$—	$3.8
Costs of sales and services	—	1.2	—	4.0

Income (loss) from discontinued operations before income taxes (1)	$—	$5.6	$—	$2.5
Provision (benefit) for income taxes	—	2.0	—	1.4
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments	$—	$3.6	$—	$1.1
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes	—	0.6	—	16.8
Divestiture related costs and other adjustments of discontinued operations of FMC Health and Nutrition, net of income taxes	(0.2)	0.2	0.5	(0.3)
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$(0.2)	$4.4	$0.5	$17.6
____________________

(1)	Results for the three and six months ended June 30, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of ($3.0) and ($7.4) for the three and six months ended June 30, 2019 and $0.5 and ($0.5) for the three and six months ended June 30, 2018, respectively (1)	$(0.8)	$(2.5)	$21.5	$1.1
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.8 and $0.8 for the three and six months ended June 30, 2019 and $0.9 and $1.4 for the three and six months ended June 30, 2018, respectively (2)	(3.1)	(1.8)	(2.9)	(5.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.4 and $2.4 for the three and six months ended June 30, 2019 and $1.6 and $3.4 for the three and six months ended June 30, 2018, respectively	(5.4)	(6.1)	(9.0)	(13.2)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of zero and ($0.2) for the three and six months ended June 30, 2019 and ($2.0) and ($4.6) for the three and six months ended June 30, 2018, respectively	(0.2)	4.4	0.5	17.6
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of ($5.0) and ($9.7) for the three and six months ended June 30, 2019 and ($2.6) and ($10.8) for the three and six months ended June 30, 2018, respectively	(8.6)	38.7	(18.6)	71.6
Discontinued operations, net of income taxes	$(18.1)	$32.7	$(8.5)	$72.1

____________________

(1)
During the six months ended June 30, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. Results for the six months ended June 30, 2019 include these real estate proceeds.

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

Note 13: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2018	$529.4	$(7.9)	$521.5
Provision (Benefit)	12.5	—	12.5
(Spending) Recoveries	(19.2)	—	(19.2)
Net change	$(6.7)	$—	$(6.7)
Total environmental reserves at June 30, 2019	$522.7	$(7.9)	$514.8

Environmental reserves, current (1)	$91.9	$(1.1)	$90.8
Environmental reserves, long-term (2)	430.8	(6.8)	424.0
Total environmental reserves at June 30, 2019	$522.7	$(7.9)	$514.8
____________________

(1)	These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.

(3)
These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $190 million at June 30, 2019. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	12/31/2018	Increase in recoveries	Cash received	6/30/2019
Environmental recoveries	$30.5	0.6	(1.0)	$30.1

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Environmental provisions, net - recorded to liabilities (1)	$10.0	$6.8	$12.5	$13.0
Environmental provisions, net - recorded to assets (2)	(0.5)	—	(0.6)	—
Environmental provision, net	$9.5	$6.8	$11.9	$13.0

Continuing operations (3)	$5.6	$4.1	$8.2	$6.6
Discontinued operations (4)	3.9	2.7	3.7	6.4
Environmental provision, net	$9.5	$6.8	$11.9	$13.0

____________________

(1)	See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.

(2)	See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.

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

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 11 to our consolidated financial statements in our 2018 Form 10-K. See Note 11 to our consolidated financial statements in our 2018 Form 10-K for a description of significant updates to material environmental sites. There have been no other significant updates since the information included in our 2018 Form 10-K other than the updates provided below.

Middleport
Effective June 6, 2019, FMC signed a new Order on Consent and Administrative Settlement with the New York State Department of Environmental Conservation (NYSDEC) related to the remediation of on-site and off-site areas impacted by discontinued operations at FMC’s site in Middleport, NY. The new Order on Consent also supplants the need for a separate Part 373 Permit, and as a result, the administrative action challenging the Part 373 Permit was dismissed. With United States Environmental Protection Agency’s (USEPA) approval, the 1991 AOC was terminated and replaced by the new Order on Consent. In connection with the settlement, FMC also dismissed its claims against the USEPA that were pending appeal before the United States Court of Appeals for the Second Circuit. The terms of the final agreement are consistent with our established reserve for Middleport and further adjustment is not considered necessary.

Pocatello

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On May 17, 2019, oral arguments were held in the United States Court of Appeals for the Ninth Circuit on the matter of FMC vs. Shoshone-Bannock Tribes. At this time a decision has not been rendered by the court and we continue to maintain our position that we do not believe it is probable that we will incur a loss for this matter due to legal precedent established by the United States Supreme Court. We have estimated a reasonably possible loss for this matter and it has been reflected in our total reasonably possible loss estimate previously discussed within this Note.

Note 14: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2019 there were 0.6 million and 0.5 million potential common shares excluded from Diluted EPS, respectively. For the three and six months ended June 30, 2018 there were 0.2 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$192.6	$97.0	$398.7	$324.8
Discontinued operations, net of income taxes	(18.1)	32.7	(8.5)	72.1
Net income (loss) attributable to FMC stockholders	$174.5	$129.7	$390.2	$396.9
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.4)	(1.2)	(1.4)
Net income (loss) allocable to common stockholders	$174.0	$129.3	$389.0	$395.5

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.46	$0.72	$3.02	$2.40
Discontinued operations	(0.14)	0.24	(0.06)	0.53
Net income (loss) attributable to FMC stockholders	$1.32	$0.96	$2.96	$2.93

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.46	$0.72	$3.00	$2.38
Discontinued operations	(0.14)	0.24	(0.06)	0.53
Net income (loss) attributable to FMC stockholders	$1.32	$0.96	$2.94	$2.91

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	131,098	134,767	131,446	134,674
Weighted average additional shares assuming conversion of potential common shares	1,171	1,479	1,262	1,517
Shares – diluted basis	132,269	136,246	132,708	136,191

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	6.1	(36.5)	—	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.8)	6.7	(0.1)
Net current period other comprehensive income (loss)	$6.1	$(43.3)	$6.7	$(30.5)
Adoption of accounting standard (Note 2)	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0
Accumulated other comprehensive income (loss), net of tax at June 30, 2019	$(56.4)	$(31.1)	$(266.0)	$(353.5)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications	(67.4)	9.4	—	(58.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.7)	6.8	5.1
Accumulated other comprehensive income (loss), net of tax at June 30, 2018	$(73.6)	$12.9	$(232.5)	$(293.2)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Derivative instruments
Foreign currency contracts	$3.6	$4.3	$6.9	$2.4	Costs of sales and services
Foreign currency contracts	0.4	(1.7)	1.7	(0.3)	Selling, general and administrative expenses
Interest rate contracts	(0.1)	—	(0.1)	—	Interest expense, net
Total before tax	$3.9	$2.6	$8.5	$2.1
	(0.7)	(0.5)	(1.7)	(0.4)	Provision for income taxes
Amount included in net income (loss)	$3.2	$2.1	$6.8	$1.7

Pension and other postretirement benefits (2)
Amortization of prior service costs	$—	$(0.1)	$(0.1)	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(4.2)	(3.5)	(8.4)	(7.1)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	—	(0.4)	—	(1.3)	Selling, general and administrative expenses
Total before tax	$(4.2)	$(4.0)	$(8.5)	$(8.6)
	0.9	0.2	1.8	1.8	Provision for income taxes
Amount included in net income (loss)	$(3.3)	$(3.8)	$(6.7)	$(6.8)
Total reclassifications for the period	$(0.1)	$(1.7)	$0.1	$(5.1)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

Dividends and Share Repurchases
For the six months ended June 30, 2019 and 2018, we paid dividends of $106.0 million and $44.6 million, respectively. On July 18, 2019, we paid dividends totaling $52.3 million to our shareholders of record as of June 28, 2019. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2019.

During the six months ended June 30, 2019, 2.6 million shares were repurchased under the publicly announced repurchase program. At June 30, 2019, approximately $800 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1.4	$1.5	$—	$—	$2.5	$3.2	$—	$—
Interest cost	12.1	11.4	0.2	0.2	24.3	22.8	0.4	0.3
Expected return on plan assets	(13.4)	(15.8)	—	—	(26.8)	(31.6)	—	—
Amortization of prior service cost (credit)	—	0.1	—	—	0.1	0.2	—	—
Recognized net actuarial and other (gain) loss	4.6	4.2	(0.2)	(0.2)	9.2	8.3	(0.4)	(0.4)
Recognized loss due to settlement (1)	—	0.4	—	—	—	1.3	—	—
Net periodic benefit cost (income)	$4.7	$1.8	$—	$—	$9.3	$4.2	$—	$(0.1)

____________________

(1)	Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

We did not make any voluntary cash contributions to our U.S. defined benefit pension plan in the six months ended June 30, 2019. We expect to make approximately $7 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2019.

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
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations.

	Three Months Ended June 30,
	2019			2018
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$225.0	$30.6	13.6%	$98.7	$(1.1)	(1.1)%
Discrete items:
Currency remeasurement (1)	$6.4	$1.9		$2.3	$0.3
Other discrete items (2)	47.0	4.5		123.8	24.8
Tax only discrete items (3)	—	(0.1)		—	7.6
Total discrete items	$53.4	$6.3		$126.1	$32.7
Continuing operations, before discrete items	$278.4	$36.9		$224.8	$31.6
Estimated Annualized Effective Tax Rate (EAETR)			13.3%			14.1%

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Six Months Ended June 30,
	2019			2018
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$468.9	$66.9	14.3%	$389.4	$59.4	15.3%
Discrete items:
Currency remeasurement (1)	$8.3	$2.8		$0.6	$0.9
Other discrete items (2)	93.0	7.9		70.3	6.7
Tax only discrete items (3)	—	2.3		—	(0.7)
Total discrete items	$101.3	$13.0		$70.9	$6.9
Continuing operations, before discrete items	$570.2	$79.9		$460.3	$66.3
Estimated Annualized Effective Tax Rate (EAETR)			14.0%			14.4%
___________________

(1)
Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

(2)
U.S. GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three and six months ended June 30, 2019, other discrete items were materially comprised of the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. During the three months ended June 30, 2018, other discrete items were materially comprised of restructuring charges and other integration related costs associated with the acquired DuPont Crop Protection Business and the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. During the six months ended June 30, 2018, other discrete items also included the gain attributable to the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited recorded in the first quarter.

(3)
For the three and six months ended June 30, 2019 and 2018, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, excess tax benefits associated with share-based compensation, and changes in tax law.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $3,290.7 million and $2,715.2 million and the carrying amount is $3,238.5 million and $2,692.7 million as of June 30, 2019 and December 31, 2018, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of June 30, 2019, we had open foreign currency forward and option contracts in AOCI in a net after tax loss position of $0.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2019. At June 30, 2019, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,103 million.
As of June 30, 2019, we had open interest rate contracts in AOCI in a net after tax loss position of $32.9 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt and the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At June 30, 2019, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $800 million.
As of June 30, 2019, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2019, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $1.4 million of the net losses after-tax, representing open foreign currency exchange contracts and interest rate contracts, will be realized in earnings during the twelve months ending June 30, 2020 if spot rates in the future are consistent with forward rates as of June 30, 2019. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,217 million at June 30, 2019.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$10.6	$0.1	$10.7	$(9.8)	$0.9
Total derivative assets (1)	$10.6	$0.1	$10.7	$(9.8)	$0.9

Foreign exchange contracts	$(13.1)	$(1.3)	$(14.4)	$9.8	$(4.6)
Interest rate contracts	(41.6)	—	(41.6)	—	(41.6)
Total derivative liabilities (2)	$(54.7)	$(1.3)	$(56.0)	$9.8	$(46.2)

Net derivative assets (liabilities)	$(44.1)	$(1.2)	$(45.3)	$—	$(45.3)

	December 31, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$18.3	$1.5	$19.8	$(8.1)	$11.7
Total derivative assets (1)	$18.3	$1.5	$19.8	$(8.1)	$11.7

Foreign exchange contracts	$(8.0)	$(0.2)	$(8.2)	$8.1	$(0.1)
Interest rate contracts	(0.2)	—	(0.2)	—	(0.2)
Total derivative liabilities (2)	$(8.2)	$(0.2)	$(8.4)	$8.1	$(0.3)

Net derivative assets (liabilities)	$10.1	$1.3	$11.4	$—	$11.4
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30,
	Contracts
	Foreign exchange		Interest rate		Total
(in Millions)	2019	2018	2019	2018	2019	2018
Unrealized hedging gains (losses) and other, net of tax	$(10.7)	$7.8	$(26.7)	$—	$(37.4)	$7.8
Reclassification of deferred hedging (gains) losses, net of tax (1)	(3.2)	(2.0)	—	—	(3.2)	(2.0)
Total derivative instrument impact on comprehensive income, net of tax	$(13.9)	$5.8	$(26.7)	$—	$(40.6)	$5.8

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Six Months Ended June 30,
	Contracts
	Foreign Exchange		Interest rate		Total
(in Millions)	2019	2018	2019	2018	2019	2018
Unrealized hedging gains (losses) and other, net of tax	$(3.8)	$9.4	$(32.7)	$—	$(36.5)	$9.4
Reclassification of deferred hedging (gains) losses, net of tax (1)	(6.8)	(1.8)	—	0.1	(6.8)	(1.7)
Total derivative instrument impact on comprehensive income, net of tax	$(10.6)	$7.6	$(32.7)	$0.1	$(43.3)	$7.7
___________________

(1)	See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2019	2018	2019	2018
Foreign exchange contracts	Cost of sales and services	$(8.6)	$(7.4)	$(11.5)	$(8.3)
Total		$(8.6)	$(7.4)	$(11.5)	$(8.3)

___________________

(1)	Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.9	$—	$0.9	$—
Other (2)	21.3	21.3	—	—
Total assets	$22.2	$21.3	$0.9	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.6	$—	$4.6	$—
Derivatives – Interest rate (1)	41.6	—	41.6	—
Other (3)	32.3	29.6	2.7	—
Total liabilities	$78.5	$29.6	$48.9	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$11.7	$—	$11.7	$—
Other (2)	17.7	17.7	—	—
Total assets	$29.4	$17.7	$11.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.1	$—	$0.1	$—
Derivatives – Interest rate (1)	0.2	—	0.2	—
Other (3)	27.4	24.3	3.1	—
Total liabilities	$27.7	$24.3	$3.4	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2018. There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the six months ended June 30, 2019.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2019. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$71.5
Other debt guarantees (2)	4.2
Total	$75.7

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

On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation (“Livent”) filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the “Livent IPO”). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., No. 190501229, named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO. The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC has not been named as a defendant, which are pending in Pennsylvania federal court. On July 26, 2019, Plymouth County filed an amended complaint in its state court case.

Livent has agreed to defend and indemnify FMC with regard to this litigation. FMC is cooperating with Livent and other defendants to defend the litigation.

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
Second Quarter 2019 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended June 30, 2019:

•
Revenue of $1,206.1 million for the three months ended June 30, 2019 increased $51.7 million or approximately 4 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 2 percent, sales in Latin America increased approximately 29 percent, sales in Europe, Middle East and Africa increased by approximately 4 percent, and sales in Asia decreased approximately 2 percent.

•
Our gross margin, excluding transaction-related charges, of $550.5 million increased versus the prior year's second quarter by $21.7 million. Gross margin percent, excluding transaction-related charges, of approximately 46 percent remained flat compared to approximately 46 percent in the prior year period.

•	Selling, general and administrative expenses, excluding transaction-related charges, of $176.8 million increased approximately 3 percent compared to the prior year period.

•	Research and development expenses of $73.1 million decreased $2.8 million or approximately 4 percent.

•
Net income (loss) attributable to FMC stockholders increased from $129.7 million to $174.5 million which represents an increase of $44.8 million, or approximately 35 percent. The increase was primarily due to the restructuring efforts associated with the acquired DuPont Crop Protection Business in the prior year quarter, in addition to higher business results in the current period.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $220.2 million increased compared to the prior year amount of $203.7 million primarily due to higher gross margins driven by increased volumes in the current period. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

RESULTS OF OPERATIONS
Overview
The following charts provide a reconciliation of Adjusted EBITDA and Adjusted Earnings, both of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA is provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, and depreciation and amortization, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes and discontinued operations attributable to FMC stockholders, net of income taxes. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. These items are discussed in detail within the “Other Results of Operations” section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,206.1	$1,154.4	$2,398.2	$2,262.3
Costs and Expenses
Costs of sales and services	655.6	664.0	1,303.0	1,269.4
Gross margin	$550.5	$490.4	$1,095.2	$992.9
Selling, general and administrative expenses	196.9	200.3	380.8	392.8
Research and development expenses	73.1	75.9	144.3	140.8
Restructuring and other charges (income)	12.7	80.9	20.5	1.0
Total costs and expenses	$938.3	$1,021.1	$1,848.6	$1,804.0
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$267.8	$133.3	$549.6	$458.3
Equity in (earnings) loss of affiliates	—	—	—	(0.1)
Non-operating pension and postretirement charges (income)	3.3	0.2	6.7	0.7
Interest expense, net	39.5	34.4	74.0	68.3
Income (loss) from continuing operations before income taxes	$225.0	$98.7	$468.9	$389.4
Provision (benefit) for income taxes	30.6	(1.1)	66.9	59.4
Income (loss) from continuing operations	$194.4	$99.8	$402.0	$330.0
Discontinued operations, net of income taxes	(18.1)	32.7	(8.5)	72.1
Net income (loss) (GAAP)	$176.3	$132.5	$393.5	$402.1
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$12.7	$80.9	$20.5	$1.0
Non-operating pension and postretirement charges (income) (4)	3.3	0.2	6.7	0.7
Transaction-related charges (5)	20.1	66.6	36.6	116.1
Discontinued operations, net of income taxes	18.1	(32.7)	8.5	(72.1)
Interest expense, net	39.5	34.4	74.0	68.3
Depreciation and amortization	37.2	38.8	74.5	73.6
Provision (benefit) for income taxes	30.6	(1.1)	66.9	59.4
Adjusted EBITDA (Non-GAAP) (2)	$337.8	$319.6	$681.2	$649.1
____________________

(1)	Referred to as operating profit.

(2)	Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.

(3)	See Note 10 for details of restructuring and other charges (income).

(4)
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

(5)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, and integration related legal and professional third-party fees. Amounts represent the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$20.1	$28.2	$36.6	$47.8
Inventory fair value amortization (2)	—	38.4	—	68.3
Total Transaction-related charges	$20.1	$66.6	$36.6	$116.1
____________________

(1)
Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

(2)	These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to FMC stockholders (GAAP)	$174.5	$129.7	$390.2	$396.9
Corporate special charges (income), pre-tax (1)	36.1	147.7	63.8	117.8
Income tax expense (benefit) on Corporate special charges (income) (2)	(7.1)	(36.1)	(12.8)	(27.7)
Corporate special charges (income), net of income taxes	$29.0	$111.6	$51.0	$90.1
Discontinued operations attributable to FMC Stockholders, net of income taxes	18.1	(32.7)	8.5	(72.1)
Non-GAAP tax adjustments (3)	(1.4)	(4.9)	(0.2)	3.7
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$220.2	$203.7	$449.5	$418.6
____________________

(1)	Represents restructuring and other charges (income), non-operating pension and postretirement charges (income) and transaction-related charges.

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

Results of Operations
For management purposes, Adjusted EBITDA is defined as total revenue less operating expenses (operating expenses consist of costs of sales and services, selling, general and administrative expenses including corporate staff expense, and research and development expenses), excluding depreciation and amortization. We have also excluded the following items from Adjusted EBITDA: interest income and expense associated with corporate debt facilities and investments, income taxes, gains (losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, transaction-related charges, and other income and expense items.
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended June 30, 2019 vs. 2018
Revenue of $1,206.1 million increased $51.7 million, or approximately 4 percent versus the prior year quarter. The increase was driven by higher volumes, which contributed approximately 5 percent to the increase, primarily in Latin America, as well as favorable pricing across all regions which impacted revenue by approximately 3 percent. Foreign currency fluctuations had an unfavorable impact on the change in revenue of approximately 4 percent.

Six Months Ended June 30, 2019 vs. 2018
Revenue of $2,398.2 million increased $135.9 million, or approximately 6 percent, versus the prior year period. The increase was driven by higher volumes, which contributed approximately 7 percent to the increase, primarily in Latin America, as well as favorable pricing across all regions which impacted revenue by approximately 4 percent. Foreign currency fluctuations had an unfavorable impact on the change in revenue of approximately 5 percent. The increase in revenue was driven by strong commercial execution and demand for our products. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
North America	$333.5	$342.0	$651.8	$640.2
Latin America	256.7	199.4	463.2	358.3
Europe, Middle East & Africa (EMEA)	304.3	293.8	716.3	692.6
Asia	311.6	319.2	566.9	571.2
Total Revenue	$1,206.1	$1,154.4	$2,398.2	$2,262.3

Three Months Ended June 30, 2019 vs. 2018
North America: Revenue decreased approximately 2 percent versus the prior year period due to extreme weather and flooding which impacted demand from our row-crop customers. These were partially offset by strong sales of Rynaxypyr® insect control, especially in niche crops in California, and the recently launched fungicide, Lucento®.
Latin America: Revenue increased approximately 29 percent versus the prior year period, or approximately 34 percent excluding foreign currency headwinds due to high demand for applications on cotton and sugarcane in Brazil and price increases across the region, which more than offset the impacts of unfavorable foreign currency.
Europe, Middle East & Africa ("EMEA"): Revenue increased approximately 4 percent versus the prior year period, or approximately 10 percent excluding foreign currency headwinds, primarily due to the improved market conditions in Russia and Ukraine, good demand in Southwest Europe, and new country registrations for Cyazypyr® insect control. These increases were partially offset by unfavorable foreign currency impacts.
Asia: Revenue decreased approximately 2 percent versus the prior year period primarily driven by unfavorable foreign currency impacts as well as challenged rice markets in China. Partially offsetting the decline in revenue was strong performance in India driven by growth in herbicides for sugarcane and the benefit of our new commercial organization structure which was put in place in the prior year. Revenue increased approximately 4 percent excluding foreign currency headwinds.

Six Months Ended June 30, 2019 vs. 2018
North America: Revenue increased approximately 2 percent versus the prior year period due to strong sales of Rynaxypr® insect control and Lucento® fungicide, in addition to demand in pre-emergent herbicides for soybeans and insecticides for tree fruits and vegetables. These were partially offset by adverse weather conditions as discussed above.
Latin America: Revenue increased approximately 29 percent versus the prior year period, or approximately 37 percent excluding foreign currency headwinds, primarily due to Brazil. Increased cotton acreage as well as a boll weevil infestation drove strong demand in Brazil for cotton insecticides. Additionally, demand for herbicides in sugarcane, as well as robust demand for our insecticides in soybean applications contributed to the increase in revenue.
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
Asia: Revenue decreased approximately 1 percent versus the prior year period primarily driven by unfavorable foreign currency impacts, challenged rice markets in China, and unfavorable weather conditions in Australia. Partially offsetting the negative foreign currency impacts were higher volumes and pricing across the region. Revenue increased approximately 6 percent excluding foreign currency headwinds.
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

Gross margin
Three Months Ended June 30, 2019 vs. 2018
Gross margin of $550.5 million increased $60.1 million, or approximately 12% versus the prior year quarter. Gross margin, excluding transaction-related charges, increased versus the prior year quarter by $21.7 million. The increase was primarily due to the higher revenues which were driven by increased volumes and pricing, fully offset by higher costs, primarily raw material costs.
Gross margin percent of approximately 46 percent increased from approximately 42 percent in the prior year period. The increase was driven by higher pricing, which was partially offset by higher costs. Gross margin percent, excluding transaction-related charges, of approximately 46 percent remained flat compared to approximately 46 percent in the prior year period primarily due to the higher pricing, partially offset by higher costs as discussed above.
Six Months Ended June 30, 2019 vs. 2018
Gross margin of $1,095.2 million increased $102.3 million, or approximately 10 percent versus the prior year period. Gross margin, excluding transaction-related charges, also increased versus the prior year period by $34.0 million. The increase was primarily due to the higher revenues which were driven by increased volumes and pricing, partially offset by higher costs, primarily raw material costs.
Gross margin percent of approximately 46 percent slightly increased from approximately 44 percent in the prior year period. The increase from higher pricing was nearly offset by higher costs, primarily raw material costs. Gross margin percent, excluding transaction-related charges, of approximately 46 percent decreased compared to approximately 47 percent in the prior year period primarily due to the higher costs, which were mostly offset by higher pricing, as discussed above.

Selling, general and administrative expenses
Three Months Ended June 30, 2019 vs. 2018
Selling, general and administrative expenses of $196.9 million decreased $3.4 million, or approximately 2 percent versus the prior year quarter. Selling, general and administrative expenses, excluding transaction-related charges, increased to $176.8 million, a $4.7 million, or approximately 3 percent, increase.

Six Months Ended June 30, 2019 vs. 2018
Selling, general and administrative expenses of $380.8 million decreased $12.0 million, or approximately 3 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, remained flat year over year.
Research and development expenses
Three Months Ended June 30, 2019 vs. 2018
Research and development expenses of $73.1 million decreased $2.8 million, or approximately 4 percent versus the prior year period primarily due to timing.
Six Months Ended June 30, 2019 vs. 2018
Research and development expenses of $144.3 million increased $3.5 million, or approximately 2 percent versus the prior year period. The increase was primarily due to continued investments in our global discovery and product development.
Adjusted EBITDA
Three Months Ended June 30, 2019 vs. 2018
Adjusted EBITDA of $337.8 million increased $18.2 million, or approximately 6 percent versus the prior year quarter. The increase was due to higher pricing across all regions and strong volume demand as discussed above which contributed approximately 15 percent and 11 percent to the increase, respectively. These factors more than offset the higher costs, primarily driven by higher raw material costs, and unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 14 percent and 6 percent, respectively.
Six Months Ended June 30, 2019 vs. 2018
Adjusted EBITDA of $681.2 million increased $32.1 million, or approximately 5 percent versus the prior year period. The increase was due to the strong demand which led to higher pricing and higher volumes as discussed above which contributed approximately 15 percent and 14 percent to the increase, respectively. The price increases were primarily seen in EMEA and Latin America. These factors more than offset the higher costs, primarily driven by higher raw material costs, and unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 15 percent and 9 percent, respectively.
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
Other Results of Operations

Depreciation and amortization
Three Months Ended June 30, 2019 vs. 2018
Depreciation and amortization of $37.2 million decreased $1.6 million, or approximately 4 percent, as compared to the prior year period of $38.8 million.
Six Months Ended June 30, 2019 vs. 2018
Depreciation and amortization of $74.5 million slightly increased as compared to the prior year period of $73.6 million.

Interest expense, net
Three Months Ended June 30, 2019 vs. 2018
Interest expense, net of $39.5 million increased compared to the second quarter in 2018 of $34.4 million. The increase was driven by higher commercial paper balances, which were used for working capital purposes, and foreign debt which contributed approximately $5 million and $4 million, respectively. These were partially offset by lower interest expense, net due to the paydown of the 2014 Term Loan of approximately $2 million.
Six Months Ended June 30, 2019 vs. 2018

Interest expense, net of $74.0 million increased compared to the prior year period of $68.3 million. The increase was driven by higher commercial paper balances which were used for working capital purposes, and foreign debt which contributed approximately $8 million and $3 million, respectively. These were partially offset by lower interest expense, net due to the paydown of the 2014 Term Loan of approximately $3 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2019	2018	2019	2018
Restructuring charges	$7.1	$76.8	$12.3	$79.4
Other charges (income), net	5.6	4.1	8.2	(78.4)
Total restructuring and other charges (income)	$12.7	$80.9	$20.5	$1.0

Three Months Ended June 30, 2019 vs. 2018
Restructuring charges in 2019 of $7.1 million primarily comprised of charges associated with the integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $4.1 million. Charges also include Corporate charges of $1.3 million. There were other miscellaneous restructuring charges of $1.7 million.
Restructuring charges in 2018 of $76.8 million primarily consists of restructuring charges associated with the integration of the DuPont Crop Protection Business of $71.5 million. $55.4 million of the charges relate to a change in our market access model in India. As a result of this change, we recorded a restructuring charge which resulted in various asset write-offs including stranded accounts receivable and inventory. The charge also included severance associated with workforce reductions. Additionally, there were $11.6 million of charges incurred as a continuation of our decision to exit the Ewing R&D center.
Other charges, net in 2019 and 2018 of $5.6 million and $4.1 million, respectively, consists of charges of continuing environmental sites treated as a Corporate charge.

Six Months Ended June 30, 2019 vs. 2018
Restructuring charges in 2019 of $12.3 million primarily comprised of charges associated with the integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $8.0 million. Charges also include Corporate charges of $2.6 million. There were other miscellaneous restructuring charges of $1.7 million.
Restructuring charges in 2018 of $79.4 million consists of restructuring charges associated with the integration of the DuPont Crop Protection Business of $72.5 million. These charges primarily consisted of $55.4 million of charges related to the change in our market access model in India and $12.6 million of charges due to our decision to exit the Ewing R&D as discussed above. There were other restructuring charges of $6.9 million.
Other charges, net in 2019 of $8.2 million consists of charges of continuing environmental sites treated as a Corporate charge.
Other income, net in 2018 of $78.4 million primarily consists of a gain on sale of $85.0 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited. This divestiture satisfied FMC's commitment to the European Commission for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. The remaining other charges represents $6.6 million of environmental related charges for remediation activities.
Non-operating pension and postretirement charges (income)
Charges for the three months ended June 30, 2019 were $3.3 million compared to $0.2 million for the three months ended June 30, 2018. The increase in expense was primarily due to a lower expected return on plan assets of $2.4 million. See Note 16 to the condensed consolidated financial statements included in this Form 10-Q for more information. Our U.S. qualified pension plan reached fully funded status during 2018. The primary investment strategy is a liability hedging approach with an objective of maintain the funded status of the plan such that the funded status volatility is minimized.

Charges for the six months ended June 30, 2019 were $6.7 million compared to $0.7 million for the six months ended June 30, 2018. The increase in expense was primarily due to a lower expected return on plan assets of $4.8 million. See Note 16 to the condensed consolidated financial statements included in this Form 10-Q for more information.

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

Three Months Ended June 30, 2019 vs. 2018
Provision for income taxes for the three months ended June 30, 2019 was $30.6 million resulting in an effective tax rate of 13.6 percent. Provision for income taxes for the three months ended June 30, 2018 was $(1.1) million resulting in an effective tax rate of (1.1) percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 17 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Three Months Ended June 30,
	2019			2018
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$225.0	$30.6	13.6%	$98.7	$(1.1)	(1.1)%
Corporate special charges (income)	36.1	7.1		147.7	36.1
Tax adjustments (1)		1.4			4.9
Non-GAAP - Continuing operations	$261.1	$39.1	15.0%	$246.4	$39.9	16.2%

Six Months Ended June 30, 2019 vs. 2018
Provision for income taxes for the six months ended June 30, 2019 was $66.9 million resulting in an effective tax rate of 14.3 percent. Provision for income taxes for the six months ended June 30, 2018 was $59.4 million resulting in an effective tax rate of 15.3 percent. Additional detail explaining the change in the GAAP effective tax rate is presented in Note 17 to the condensed consolidated financial statements included within this Form 10-Q. Below is a table that adjusts our income and taxes for the effect of corporate special charges and certain tax adjustments. We believe showing this reconciliation of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Six Months Ended June 30,
	2019			2018
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$468.9	$66.9	14.3%	$389.4	$59.4	15.3%
Corporate special charges (income)	63.8	12.8		117.8	27.7
Tax adjustments (1)		0.2			(3.7)
Non-GAAP - Continuing operations	$532.7	$79.9	15.0%	$507.2	$83.4	16.4%
_______________

(1)	Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

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
Three Months Ended June 30, 2019 vs. 2018
Discontinued operations, net of income taxes represented a loss of $18.1 million for the three months ended June 30, 2019 compared to income of $32.7 million for the three months ended June 30, 2018. The prior year period includes a full quarter of results from our discontinued FMC Lithium segment.
Six Months Ended June 30, 2019 vs. 2018
Discontinued operations, net of income taxes representing loss of $8.5 million for the six months ended June 30, 2019 decreased compared to income of $72.1 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. The gain on sale was fully offset by results of our discontinued FMC Lithium segment, which was a net loss due to separation-related costs, as well as from other previously discontinued operations. Discontinued operations, net of income taxes for the six months ended June 30, 2018 includes an additional gain on sale of the FMC Health and Nutrition business to DuPont of approximately $16 million as a result of the adjustment to the final working capital. The prior year period also includes two full quarters of higher results from our discontinued FMC Lithium segment as compared two months during 2019. Refer to Note 12 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss)
Three Months Ended June 30, 2019 vs. 2018
Net income (loss) increased to $176.3 million from income of $132.5 million in the prior-year quarter. The increase was primarily due to higher gross margins as well as lower restructuring and other charges, partially offset by both higher tax expense and loss from discontinued operations in the current period.
Six Months Ended June 30, 2019 vs. 2018
Net income (loss) decreased to $393.5 million from income of $402.1 million in the prior-year period. The decrease was primarily due to the gain on sale of $85.0 million from the divestment of a portion of FMC's European herbicide portfolio in the prior year period. This was mostly offset by higher gross margins in the current period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2019 and December 31, 2018, were $83.4 million and $134.4 million, respectively. Of the cash and cash equivalents balance at June 30, 2019, $76.7 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Determining the amount of unrecognized deferred tax liability related to permanent undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
At June 30, 2019, we had total debt of $3,238.5 million as compared to $2,692.7 million at December 31, 2018. Total debt included $2,144.3 million and $2,145.0 million of long-term debt (excluding current portions of $387.2 million and $386.0 million) at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $547.7 million at December 31, 2018 to $1,094.2 million at June 30, 2019. The increase was primarily due to the increase in borrowings under our commercial paper program. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. Proceeds from the commercial paper program were primarily used for the seasonal build in working capital. At June 30, 2019, we had $535.8 million of borrowings under the commercial paper program and the average effective interest rate on the borrowings was 2.9 percent.

Revolving Credit Facility
On May 17, 2019, we entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The unsecured Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, $400 million of which is available for the issuance of letters of credit for the account of the Revolving Borrowers and $50 million of which is available for swing loans to certain of the Revolving Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the “Revolving Credit Facility”). The current termination date of the Revolving Credit Facility is May 17, 2024.
Revolving loans under the Revolving Credit Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of 1%; and the Eurocurrency rate for a one-month period plus 1%. The Company is required to pay a facility fee on the average daily amount (whether used or unused) of each Revolving Credit Lender’s revolving credit commitment from the effective date for such Revolving Credit Lender until the termination date of such Revolving Credit Lender at a rate per annum equal to an applicable percentage in effect from time to time for the facility fee, as determined in accordance with the provisions of the Revolving Credit Agreement. The initial facility fee is 0.125% per annum. The applicable margin and the facility fee are subject to adjustment as provided in the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(216.8) million and $200.5 million for the six months ended June 30, 2019 and 2018, respectively.
The cash required for the six months ended June 30, 2019 was a result of several factors. We saw a more normal seasonal build of working capital, especially as compared to the prior year period, which was impacted by several non-recurring impacts that benefited working capital including: a step-down in past due balances in Brazil which reduced cash used for receivables; lower cash use for inventory, given inventory levels in the acquired DuPont Crop Protection Business at acquisition; and a significant increase in account payables associated with the ramp-up of the acquired DuPont Crop Protection Business post acquisition. We made credit term accommodations for certain North American customers in the second quarter, in light of extreme market conditions, more than half of which has already been paid to us in the first weeks of the third quarter. Cash was also negatively impacted by higher revenues overall including those in Brazil and India which have longer payment terms. We expect many of the factors discussed above that occurred in the first half of 2019 to unwind in the second half of 2019, leading to substantially higher positive cash flow. The table below presents the components of cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2019	2018
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$549.6	$458.3
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	131.6	190.7
Operating income before depreciation and amortization (Non-GAAP)	$681.2	$649.0
Change in trade receivables, net (1)	(229.1)	(195.2)
Change in inventories (2)	(127.0)	(59.0)
Change in accounts payable (3)	(9.2)	264.9
Change in accrued customer rebates (4)	173.2	252.5
Change in advance payments from customers (5)	(389.2)	(321.9)
Change in all other operating assets and liabilities (6)	(92.0)	(164.2)
Operating cash flows (Non-GAAP)	$7.9	$426.1

Restructuring and other spending (7)	$(10.2)	$(8.1)
Environmental spending, continuing, net of recoveries (8)	(7.2)	(4.8)
Pension and other postretirement benefit contributions (9)	(2.2)	(18.7)
Net interest payments (10)	(72.1)	(63.6)
Tax payments, net of refunds (10)	(89.9)	(77.5)
Transactional-related legal and professional fees (11)	(43.1)	(52.9)
Cash provided (required) by operating activities of continuing operations	$(216.8)	$200.5
____________________

(1)
Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2019 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2019, we collected approximately $429 million of receivables in Brazil. Additionally, the prior year period included a step-down in past due balances in Brazil which reduced cash used for receivables.

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

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $55 million and $48 million, respectively.

(7)	See Note 10 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(8)	The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)
There were no voluntary contributions to our U.S. qualified defined benefit plan for the six months ended June 30, 2019. There were $15.0 million in voluntary contributions to our U.S. qualified defined benefit plan for the six months ended June 30, 2018.

(10)	Amounts shown in the chart represent net payments of our continuing operations.

(11)
Represents payments for legal and professional fees associated with the DuPont's Crop Protection Business Acquisition. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(8.7) million and $(7.1) million for the six months ended June 30, 2019 and 2018, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Both periods include the operating activities related to our discontinued FMC Lithium segment, however, the current period only includes two months of operating activities. 2018 includes activity related to the divestiture of the FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(63.1) million and $45.3 million for the six months ended June 30, 2019 and 2018, respectively.
The change in cash from investing activities of continuing operations during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to proceeds from the sales of our product portfolio of approximately $85 million in the prior period that were required to complete the DuPont Crop Protection Business Acquisition that did not recur. Additionally, there was higher capital expenditure spending and capitalizable corporate level spending associated with the implementation of a new SAP system in the current period.
Cash provided (required) by investing activities of discontinued operations was $9.2 million and $(41.4) million for the six months ended June 30, 2019 and 2018, respectively.
Cash provided by investing activities of discontinued operations for the six months ended June 30, 2019 represents the proceeds from the sale of the first of two parcels of land of our discontinued site in Newark, California partially offset by capital expenditures of our discontinued FMC Lithium segment. Cash required by investing activities of discontinued operations for the six months ended June 30, 2018 includes the final working capital payment associated with the divestiture of FMC Health and Nutrition as well as capital expenditures of our discontinued FMC Lithium segment.
Cash provided (required) by financing activities of continuing operations was $239.1 million and $(155.2) million for the six months ended June 30, 2019 and 2018, respectively.
The change period over period in financing activities of continuing operations is partially due to higher borrowings of short-term debt of approximately $547 million, primarily under our commercial paper program to fund seasonal working capital and due to the timing of share repurchases in the quarter, and lower repayments of long-term debt of approximately $114 million, partially offset by repurchases of common stock of approximately $200 million and higher dividend payments of approximately $61 million in the current period as a result of the dividend payment increase announced in December 2018.
Cash provided (required) by financing activities of discontinued operations was $(37.2) million and zero for the six months ended June 30, 2019 and 2018, respectively.
Cash required by financing activities of discontinued operations for the six months ended June 30, 2019 represents debt repayments on FMC Lithium's external debt as well as cash payments associated with the separation of FMC Lithium.

Other potential liquidity needs
Our cash needs outside of the DuPont Crop Protection Business related integration expenses for 2019 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2019, our remaining borrowing capacity under our credit facility was $747.2 million (which includes borrowing capacity under our commercial paper program).

Projected 2019 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately $150 million, at the midpoint of the range, primarily driven by expenditures associated with capacity expansion. Additionally, we will continue to incur spending associated with the two-year implementation of a new SAP system.
As a result of the Act, we will continue to pay the remaining $145.6 million of transition tax over the next six years.
Projected 2019 spending includes approximately $75 million to $80 million of net environmental remediation spending at both our continuing and discontinued sites. This projected spending for 2019 includes spending as a result of an agreed Order on Consent and Administrative Settlement primarily to address discontinued operations at our Middleport, New York site. This projected spending does not include expected spending on capital projects relating to environmental control facilities or expected spending for environmental compliance costs, which we will include as a component of "Costs of sales and services" in our condensed consolidated statements of income (loss) since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we expect to make voluntary cash contributions of approximately $7 million during the third quarter of 2019. These projected contributions are in excess of the minimum requirements. We did not make any contributions in the first half of 2019. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the six months ended June 30, 2019 and 2018, we paid dividends of $106.0 million and $44.6 million, respectively. On July 18, 2019, we paid dividends totaling $52.3 million to our shareholders of record as of June 28, 2019. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2019.
During the six months ended June 30, 2019, 2.6 million shares were repurchased under the publicly announced repurchase program. At June 30, 2019, approximately $800 million remained unused under our Board-authorized repurchase program. We intend to purchase a total of up to $500 million of our common shares in 2019. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7 of our 2018 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2019.

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
At June 30, 2019, our financial instrument position was a net liability of $45.3 million compared to a net asset of $11.4 million at December 31, 2018. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2019 and December 31, 2018, with all other variables (including interest rates) held constant. Note, as of June 30, 2019 and December 31, 2018, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2019 and December 31, 2018, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2019	$(3.7)	$26.9	$(36.5)

Net asset (liability) position at December 31, 2018	$11.6	$19.2	$(16.7)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2019, we had outstanding interest rate swap contracts in place with an aggregate notional value of $800.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at June 30, 2019 and December 31, 2018, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at June 30, 2019	$(41.6)	$(111.9)	$87.6

Net asset (liability) position at December 31, 2018	$(0.2)	$2.2	$(2.7)
Our debt portfolio, at June 30, 2019, is composed of 45 percent fixed-rate debt and 55 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2019, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $8.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $8.9 million for the six months ended June 30, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. During the second quarter of 2019, we completed the first phase of our ERP implementation, SAP’s S4/HANA, by implementing a new global consolidations system. As part of our adoption activities of this new system, we assessed any potential impacts on our internal controls and processes related both to the implementation of the system and the consolidation activities performed using the new system.  As a result, we have implemented updates and changes to our current processes and the control activities within them to align with the functionality and close process of the consolidation system. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A "Risk Factors" of our 2018 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of June 30, 2019, the related condensed consolidated statements of income (loss), comprehensive income (loss) and changes in equity for the three- and six-month periods ended June 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
July 31, 2019

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation (“Livent”) filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the “Livent IPO”). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., No. 190501229, named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO. The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC has not been named as a defendant, which are pending in Pennsylvania federal court. On July 26, 2019, Plymouth County filed an amended complaint in its state court case.

Livent has agreed to defend and indemnify FMC with regard to this litigation. FMC is cooperating with Livent and other defendants to defend the litigation.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2019	550,609	$79.79	550,000	43,884,560	$856,115,514
May 2019	679,500	73.83	679,500	50,165,117	805,950,397
June 2019	78,860	75.61	78,705	5,949,960	800,000,437
Total Q2 2019	1,308,969	$76.44	1,308,205	99,999,637	$800,000,437

During the six months ended June 30, 2019, 1.3 million shares were repurchased under the publicly announced repurchase program. At June 30, 2019, approximately $800 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: July 31, 2019