Form 10-Q
period 2019-09-30
FMC CORP
filed 2019-10-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of September 30, 2019, there were 129,615,318 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,014.3	$923.6	$3,412.5	$3,185.9
Costs and Expenses
Costs of sales and services	581.9	528.4	1,884.9	1,797.8
Gross margin	$432.4	$395.2	$1,527.6	$1,388.1
Selling, general and administrative expenses	188.3	194.6	569.1	587.4
Research and development expenses	77.4	70.1	221.7	210.9
Restructuring and other charges (income)	6.8	25.4	27.3	26.4
Total costs and expenses	$854.4	$818.5	$2,703.0	$2,622.5
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$159.9	$105.1	$709.5	$563.4
Equity in (earnings) loss of affiliates	—	—	—	(0.1)
Non-operating pension and postretirement charges (income)	(1.2)	(1.2)	5.5	(0.5)
Interest expense, net	41.6	33.4	115.6	101.7
Income (loss) from continuing operations before income taxes	$119.5	$72.9	$588.4	$462.3
Provision (benefit) for income taxes	8.7	22.0	75.6	81.4
Income (loss) from continuing operations	$110.8	$50.9	$512.8	$380.9
Discontinued operations, net of income taxes	(21.3)	23.9	(29.8)	96.0
Net income (loss)	$89.5	$74.8	$483.0	$476.9
Less: Net income (loss) attributable to noncontrolling interests	(0.9)	2.0	2.4	7.2
Net income (loss) attributable to FMC stockholders	$90.4	$72.8	$480.6	$469.7
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$111.7	$48.9	$510.4	$373.7
Discontinued operations, net of income taxes	(21.3)	23.9	(29.8)	96.0
Net income (loss) attributable to FMC stockholders	$90.4	$72.8	$480.6	$469.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.36	$3.88	$2.76
Discontinued operations	(0.16)	0.18	(0.22)	0.71
Net income (loss) attributable to FMC stockholders	$0.69	$0.54	$3.66	$3.47
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.36	$3.85	$2.74
Discontinued operations	(0.16)	0.18	(0.22)	0.71
Net income (loss) attributable to FMC stockholders	$0.69	$0.54	$3.63	$3.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$89.5	$74.8	$483.0	$476.9
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(47.2)	$(3.6)	$(42.7)	$(72.0)
Total foreign currency translation adjustments (1)	$(47.2)	$(3.6)	$(42.7)	$(72.0)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $(8.2) and $(17.1) for the three and nine months ended September 30, 2019 and $3.8 and $4.0 for the three and nine months ended September 30, 2018, respectively	$(25.5)	$2.6	$(62.0)	$12.0
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(0.6) and $(2.3) for the three and nine months ended September 30, 2019 and $(4.6) and $(5.0) for the three and nine months ended September 30, 2018, respectively (2)	(1.2)	(9.2)	(8.0)	(10.9)
Total derivative instruments, net of tax of $(8.8) and $(19.4) for the three and nine months ended September 30, 2019 and $(0.8) and $(1.0) for the three and nine months ended September 30, 2018, respectively	$(26.7)	$(6.6)	$(70.0)	$1.1

Pension and other postretirement benefits:
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $0.1 and $1.9 for the three and nine months ended September 30, 2019 and $0.9 and $2.7 for the three and nine months ended September 30, 2018, respectively (2)	$0.3	$3.6	$7.0	$10.4

Other comprehensive income (loss), net of tax	$(73.6)	$(6.6)	$(105.7)	$(60.5)
Comprehensive income (loss)	$15.9	$68.2	$377.3	$416.4
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(1.2)	1.7	0.5	5.9
Comprehensive income (loss) attributable to FMC stockholders	$17.1	$66.5	$376.8	$410.5
____________________
(1)Income taxes are not provided for outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 15.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$419.7	$134.4
Trade receivables, net of allowance of $35.6 in 2019 and $22.4 in 2018	2,001.1	2,143.8
Inventories	1,167.4	1,025.5
Prepaid and other current assets	489.4	432.6
Current assets of discontinued operations	—	293.9
Total current assets	$4,077.6	$4,030.2
Investments	0.7	0.7
Property, plant and equipment, net	728.4	756.9
Goodwill	1,466.5	1,468.1
Other intangibles, net	2,632.2	2,703.4
Other assets including long-term receivables, net	609.3	383.4
Deferred income taxes	289.1	272.8
Noncurrent assets of discontinued operations	—	358.8
Total assets	$9,803.8	$9,974.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$553.6	$547.7
Accounts payable, trade and other	667.0	795.5
Advance payments from customers	19.0	458.4
Accrued and other liabilities	576.7	570.8
Accrued customer rebates	547.7	365.3
Guarantees of vendor financing	73.0	67.1
Accrued pension and other postretirement benefits, current	6.2	6.2
Income taxes	78.3	85.1
Current liabilities of discontinued operations	—	97.3
Total current liabilities	$2,521.5	$2,993.4
Long-term debt, less current portion	3,032.4	2,145.0
Accrued pension and other postretirement benefits, long-term	45.2	47.2
Environmental liabilities, continuing and discontinued	412.0	458.5
Deferred income taxes	335.2	330.8
Other long-term liabilities	778.2	742.9
Noncurrent liabilities of discontinued operations	—	46.1
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2019 or 2018	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2019 and 2018	18.6	18.6
Capital in excess of par value of common stock	809.3	776.2
Retained earnings	4,249.0	4,334.3
Accumulated other comprehensive income (loss)	(426.8)	(308.9)
Treasury stock, common, at cost - 2019: 56,368,474 shares, 2018: 53,702,178 shares	(2,000.9)	(1,699.1)
Total FMC stockholders’ equity	$2,649.2	$3,121.1
Noncontrolling interests	30.1	89.3
Total equity	$2,679.3	$3,210.4
Total liabilities and equity	$9,803.8	$9,974.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$483.0	$476.9
Discontinued operations, net of income taxes	29.8	(96.0)
Income (loss) from continuing operations	$512.8	$380.9
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$111.1	$111.4
Equity in (earnings) loss of affiliates	—	(0.1)
Restructuring and other charges (income)	27.3	26.4
Deferred income taxes	(3.6)	(38.7)
Pension and other postretirement benefits	8.2	4.0
Share-based compensation	19.2	17.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	118.7	114.7
Guarantees of vendor financing	5.9	(14.6)
Inventories	(151.8)	(112.2)
Accounts payable, trade and other	(119.4)	103.9
Advance payments from customers	(439.1)	(348.2)
Accrued customer rebates	186.2	304.4
Income taxes	(64.0)	23.6
Pension and other postretirement benefit contributions	(9.8)	(34.1)
Environmental spending, continuing, net of recoveries	(8.7)	(9.0)
Restructuring and other spending	(15.3)	(16.2)
Transaction-related charges	(61.5)	(80.8)
Change in other operating assets and liabilities, net (1)	(50.4)	(52.4)
Cash provided (required) by operating activities of continuing operations	$65.8	$380.3
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(27.9)	$(18.0)
Other discontinued spending	(17.5)	(20.1)
Operating activities of discontinued operations, net of divestiture costs	9.2	71.8
Cash provided (required) by operating activities of discontinued operations	$(36.2)	$33.7
____________________
(1) Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2019	2018
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(56.8)	$(46.0)
Proceeds from sale of product portfolios	—	88.0
Investment in Enterprise Resource Planning system	(42.0)	(30.1)
Acquisitions, net (2)	—	19.6
Other investing activities	(20.7)	(8.0)
Cash provided (required) by investing activities of continuing operations	$(119.5)	$23.5
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$26.2	$—
Other discontinued investing activities	(17.0)	(61.0)
Cash provided (required) by investing activities of discontinued operations	$9.2	$(61.0)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$17.4	$(18.8)
Repayments of long-term debt	(601.6)	(401.4)
Financing fees and interest rate swap settlements	(95.2)	(2.4)
Proceeds from borrowings of long-term debt	1,500.0	—
Issuances of common stock, net	28.7	9.4
Dividends paid (3)	(158.3)	(66.9)
Repurchases of common stock under publicly announced program	(300.0)	—
Other repurchases of common stock	(16.2)	(5.4)
Cash provided (required) by financing activities of continuing operations	$374.8	$(485.5)
Cash provided (required) by financing activities of discontinued operations:
Payment of Livent external debt	$(27.0)	$—
Cash transfer to Livent due to spin	(10.2)	—
Cash provided (required) by financing activities of discontinued operations	$(37.2)	$—
Effect of exchange rate changes on cash and cash equivalents	1.1	2.5
Increase (decrease) in cash and cash equivalents	$258.0	$(106.5)

Cash and cash equivalents of continuing operations, beginning of period	$134.4	$281.8
Cash and cash equivalents of discontinued operations, beginning of period (4)	27.3	1.2
Cash and cash equivalents, beginning of period	$161.7	$283.0
Less: cash and cash equivalent of discontinued operations, end of period	—	14.7
Cash and cash equivalents, end of period	$419.7	$161.8
____________________
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
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $114.4 million and $98.4 million, and income taxes paid, net of refunds were $109.6 million and $103.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Net interest payments of zero and tax payments, net of refunds of $9.1 million were allocated to discontinued operations for the nine months ended September 30, 2018, respectively. Non-cash additions to property, plant and equipment were $3.9 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards (Note 2)	—	—	55.5	(53.1)	—	—	2.4
Net income (loss)	—	—	215.7	—	—	1.5	217.2
Stock compensation plans	—	9.4	—	—	7.2	—	16.6
Shares for benefit plan trust	—	—	—	—	(1.1)	—	(1.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.4	—	—	3.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustments (1)	—	—	—	(2.1)	—	(0.3)	(2.4)
Dividends ($0.40 per share)	—	—	(52.8)	—	—	—	(52.8)
Repurchases of common stock	—	—	—	—	(114.2)	—	(114.2)
Distribution of FMC Lithium (2)	—	—	(464.3)	39.0	—	(59.7)	(485.0)
Balance at March 31, 2019	$18.6	$785.6	$4,088.4	$(324.4)	$(1,807.2)	$30.8	$2,791.8

Net income (loss)	—	—	174.5	—	—	1.8	176.3
Stock compensation plans	—	8.3	—	—	1.3	—	9.6
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.3	—	—	3.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.6)	—	—	(40.6)
Foreign currency translation adjustments (1)	—	—	—	8.2	—	(1.3)	6.9
Dividends ($0.40 per share)	—	—	(52.4)	—	—	—	(52.4)
Repurchases of common stock	—	—	—	—	(100.0)	—	(100.0)
Balance at June 30, 2019	$18.6	$793.9	$4,210.5	$(353.5)	$(1,905.9)	$31.3	$2,794.9

Net income	—	—	90.4	—	—	(0.9)	89.5
Stock compensation plans	—	15.4	—	—	5.0	—	20.4
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	0.3	—	—	0.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(26.7)	—	—	(26.7)
Foreign currency translation adjustments (1)	—	—	—	(46.9)	—	(0.3)	(47.2)
Dividends ($0.40 per share)	—	—	(51.9)	—	—	—	(51.9)
Repurchases of common stock	—	—	—	—	(100.1)	—	(100.1)
Balance at September 30, 2019	$18.6	$809.3	$4,249.0	$(426.8)	$(2,000.9)	$30.1	$2,679.3

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2017	$18.6	$450.7	$3,952.4	$(240.3)	$(1,499.6)	$25.3	$2,707.1
Net income (loss)	—	—	267.2	—	—	2.4	269.6
Stock compensation plans	—	6.5	—	—	3.7	—	10.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustments (1)	—	—	—	49.3	—	0.4	49.7
Dividends ($0.165 per share)	—	—	(22.3)	—	—	—	(22.3)
Repurchases of common stock	—	—	—	—	(5.1)	—	(5.1)
Balance at March 31, 2018	$18.6	$457.2	$4,197.3	$(185.5)	$(1,501.0)	$28.1	$3,014.7

Net income (loss)	—	—	129.7	—	—	2.8	132.5
Stock compensation plans	—	8.1	—	—	1.9	—	10.0
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.2	—	—	3.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	5.8	—	—	5.8
Foreign currency translation adjustments (1)	—	—	—	(116.7)	—	(1.4)	(118.1)
Dividends ($0.165 per share)	—	—	(22.3)	—	—	—	(22.3)
Repurchases of common stock	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2018	$18.6	$465.3	$4,304.7	$(293.2)	$(1,499.2)	$29.5	$3,025.7

Net income (loss)	—	—	72.8	—	—	2.0	74.8
Stock compensation plans	—	6.2	—	—	0.4	—	6.6
Shares for benefit plan trust	—	—	—	—	(0.3)	—	(0.3)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(6.6)	—	—	(6.6)
Foreign currency translation adjustments (1)	—	—	—	(3.3)	—	(0.3)	(3.6)
Dividends ($0.165 per share)	—	—	(22.4)	—	—	—	(22.4)
Repurchases of common stock	—	—	—	—	(0.2)	—	(0.2)
Noncontrolling interests associated with an acquisition	—	—	—	—	—	0.7	0.7
Balance at September 30, 2018	$18.6	$471.5	$4,355.1	$(299.5)	$(1,499.3)	$31.9	$3,078.3
____________________
(1)See condensed consolidated statements of comprehensive income (loss).
(2)Represents the effects of the distribution of FMC Lithium. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2019 and 2018, cash flows for the nine months ended September 30, 2019 and 2018, changes in equity for the nine months ended September 30, 2019 and 2018, and our financial positions as of September 30, 2019 and December 31, 2018. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and condensed consolidated statements of changes in equity for the nine months ended September 30, 2019 and 2018 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018 (the “as filed 2018 Form 10-K”).
The financial information contained in our as filed 2018 Form 10-K was retrospectively adjusted due to the classification of FMC Lithium as a discontinued operation in our Form 8-K filed on August 2, 2019. All references herein to our “2018 Form 10-K” refer to the as filed 2018 Form 10-K, as retrospectively adjusted pursuant to our Form 8-K filed on August 2, 2019.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In August 2018, the FASB issued ASU No. 2018-14, Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard is effective for fiscal years ending after December 15, 2020. We are evaluating the disclosure impacts this guidance will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted. We are evaluating the effect the guidance will have on our consolidated financial statements.

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

Note 3: Revenue Recognition

Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the three and nine months ended September 30, 2019 and 2018.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
North America	$196.3	$201.8	$848.1	$842.0
Latin America	460.2	379.0	923.4	737.3
Europe, Middle East & Africa (EMEA)	138.4	133.5	854.7	826.1
Asia	219.4	209.3	786.3	780.5
Total Revenue	$1,014.3	$923.6	$3,412.5	$3,185.9

The following table provides information about disaggregated revenue by major product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Insecticides	$649.7	$572.7	$2,063.4	$1,816.4
Herbicides	199.0	220.1	910.0	948.7
Fungicides	61.3	49.2	190.0	192.9
Other	104.3	81.6	249.1	227.9
Total Revenue	$1,014.3	$923.6	$3,412.5	$3,185.9

We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. These products are used in agriculture to

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

(in Millions)	Balance as of December 31, 2018	Balance as of September 30, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,228.3	$2,096.9	$(131.4)
Contract liabilities: Advance payments from customers	458.4	19.0	(439.4)

The amount of revenue recognized in the nine months ended September 30, 2019 that was included in the opening contract liability balance is $439.4 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of September 30, 2019. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under “Advance Payments from customers” on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $458.4 million as of December 31, 2018 and $19.0 million as of September 30, 2019.

Note 4: Leases
We lease office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 20 years, with some leases having terms greater than 20 years. Our lease portfolio includes agreements with renewal options, purchase options and clauses for early termination based on the terms specific to the agreement.
At contract inception, we review the facts and circumstances of the arrangement to determine if the contract is a lease. We follow the guidance in ASC 842-10-15 and consider the following: whether the contract has an identified asset; if we have the right to obtain substantially all economic benefits from the asset; and if we have the right to direct the use of the underlying asset. When determining if a contract has an identified asset, we consider both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if we have the right to obtain substantially all economic benefits from the asset, we consider the primary outputs of the identified asset throughout the period of use and determine if we receive greater than 90 percent of those benefits. When determining if we have the right to direct the use of an underlying asset, we consider if we have the right to direct how and for what purpose the asset is used throughout the period of use and if we control the decision-making rights over the asset. All leased assets are classified as operating or finance under ASC 842. The lease term is determined as the non-cancellable period of the lease, together with all of the following: periods covered by an option to

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
extend the lease which are reasonably certain to be exercised, periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. At commencement, we assess whether any options included in the lease are reasonably certain to be exercised by considering all economic factors relevant including, contract-based, asset-based, market-based, and company-based factors.
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
The ROU asset and lease liability balances as of September 30, 2019 were as follows:

(in Millions)	Classification	Balance at September 30, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$166.9
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$31.5
Operating lease noncurrent liabilities	Other long-term liabilities	165.2

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

(in Millions)	Lease Cost Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$11.4	$31.4
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.3	4.1
Total lease cost		$12.7	$35.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

September 30, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	10.0
Weighted-average discount rate	4.2%

(in Millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10.6)	$(31.2)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7.8	$11.7

The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2019 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2019 (excluding the nine months ending September 30, 2019)	$10.0
2020	36.9
2021	26.9
2022	22.8
2023	18.1
Thereafter	131.4
Total undiscounted lease payments	$246.1
Less: Present value adjustment	(49.4)
Present value of lease liabilities	$196.7

Our future minimum lease payments as of December 31, 2018 under ASC 840 were as follows:

	Future Minimum Lease Payments
(in Millions)	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$36.0	$31.1	$20.4	$17.1	$13.3	$107.1
Capital Lease	2.9	2.9	3.1	3.1	3.1	4.3

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
____________________
(1)Represents the cash portion of the total purchase consideration paid for the DuPont Crop Protection Business Acquisition.

As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and nine months ended September 30, 2019 was approximately $36 million and $85 million, respectively.
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

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred to date, and expect to incur, costs associated with integrating the DuPont Crop Protection Business, which includes planning for the exit of the transitional service agreement ("TSA") as well as implementation of a new worldwide Enterprise Resource Planning ("ERP") system as a result of the TSA exit, the majority of which will be capitalized in accordance with the relevant accounting literature. These costs have been, and are expected to be, significant and we anticipate the majority of these charges will be completed by the first half of 2020 which coincides with the full adoption of the ERP system and the TSA exit. The following table summarizes the costs incurred associated with these activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$16.0	$16.9	$52.6	$64.7
Inventory fair value amortization (2)	—	1.3	—	69.6
Total Transaction-related charges	$16.0	$18.2	$52.6	$134.3

Restructuring charges
DuPont Crop restructuring (3)	$2.6	$20.0	$13.2	$92.5
Total DuPont Crop restructuring charges	$2.6	$20.0	$13.2	$92.5

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

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2018	$1,468.1
Foreign currency and other adjustments	(1.6)
Balance, September 30, 2019	$1,466.5

We perform our goodwill and indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2019 annual goodwill and indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2019. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. Additionally, the estimated fair values also substantially exceeded the carrying value for each of our indefinite-lived intangible assets.

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2019			December 31, 2018
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,133.4	$(169.0)	$964.4	$1,146.2	$(128.7)	$1,017.5
Patents	1.7	(0.9)	0.8	1.7	(0.8)	0.9
Brands (1) (2)	17.1	(7.1)	10.0	17.0	(5.9)	11.1
Purchased and licensed technologies	59.8	(34.0)	25.8	61.3	(32.1)	29.2
Other intangibles	1.9	(1.8)	0.1	1.9	(1.8)	0.1
	$1,213.9	$(212.8)	$1,001.1	$1,228.1	$(169.3)	$1,058.8

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (3)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1) (2)	372.0		372.0	384.8		384.8
In-process research & development	—		—	0.7		0.7
	$1,631.1		$1,631.1	$1,644.6		$1,644.6
Total intangible assets	$2,845.0	$(212.8)	$2,632.2	$2,872.7	$(169.3)	$2,703.4
____________________
(1) Represents trademarks, trade names and know-how.
(2) The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.
(3) Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Amortization expense	$16.1	$15.9	$47.2	$47.0

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The full year estimated pre-tax amortization expense for the year ended December 31, 2019 and each of the succeeding five years is approximately $62 million, $62 million, $62 million, $62 million, $62 million, and $61 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2017	$38.6
Additions - charged to expense (1)	58.0
Transfer from (to) allowance for credit losses (see below)	(17.3)
Net recoveries, write-offs and other (1)	(56.9)
Balance, December 31, 2018	$22.4
Additions - charged to expense	5.7
Transfer from (to) allowance for credit losses (see below)	4.7
Net recoveries, write-offs and other	2.8
Balance, September 30, 2019	$35.6
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

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $95.8 million as of September 30, 2019. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2017	$47.1
Additions - charged to expense	13.4
Transfer from (to) allowance for doubtful accounts (see above)	17.3
Foreign currency adjustments	(4.1)
Net recoveries, write-offs and other	(13.2)
Balance, December 31, 2018	$60.5
Additions - charged to expense	12.8
Transfer from (to) allowance for doubtful accounts (see above)	(4.7)
Foreign currency adjustments	(1.3)
Net recoveries, write-offs and other	(12.9)
Balance, September 30, 2019	$54.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2019	December 31, 2018
Finished goods	$388.2	$430.4
Work in process	626.0	518.8
Raw materials, supplies and other	291.3	206.9
First-in, first-out inventory	$1,305.5	$1,156.1
Less: Excess of first-in, first-out cost over last-in, first-out cost	(138.1)	(130.6)
Net inventories	$1,167.4	$1,025.5

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2019	December 31, 2018
Property, plant and equipment	$1,050.5	$1,045.0
Accumulated depreciation	(322.1)	(288.1)
Property, plant and equipment, net	$728.4	$756.9

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Restructuring charges	$2.6	$24.8	$14.9	$104.2
Other charges (income), net	4.2	0.6	12.4	(77.8)
Total restructuring and other charges (income)	$6.8	$25.4	$27.3	$26.4

Restructuring charges

For detail on restructuring activities which commenced prior to 2019, see Note 8 to our consolidated financial statements included within our 2018 Form 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (Income) (3)	Total
DuPont Crop restructuring	$0.9	$1.3	$0.4	$2.6
Other items	—	—	—	—
Three Months Ended September 30, 2019	$0.9	$1.3	$0.4	$2.6

DuPont Crop restructuring	$2.4	$12.4	$5.2	$20.0
Other items	0.5	1.2	3.1	4.8
Three Months Ended September 30, 2018	$2.9	$13.6	$8.3	$24.8

DuPont Crop restructuring	$5.4	$3.3	$4.5	$13.2
Other items	1.7	—	—	1.7
Nine Months Ended September 30, 2019	$7.1	$3.3	$4.5	$14.9

DuPont Crop restructuring	$10.7	$15.5	$66.3	$92.5
Other Items	3.3	2.8	5.6	11.7
Nine Months Ended September 30, 2018	$14.0	$18.3	$71.9	$104.2
____________________
(1)Represents severance and employee benefit charges.
(2)Primarily represents third-party costs associated with miscellaneous restructuring activities.
(3)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/18 (2)	Change in reserves (3)	Cash payments	Other	Balance at 9/30/19 (2)
DuPont Crop restructuring	$16.2	$8.7	$(12.8)	$0.2	$12.3
Other workforce related and facility shutdowns (1)	1.0	1.7	(2.5)	0.2	0.4
Total	$17.2	$10.4	$(15.3)	$0.4	$12.7
____________________
(1)Primarily severance costs related to workforce reductions and facility shutdowns.
(2)Included in "Accrued and other liabilities" on the condensed consolidated balance sheets.
(3)Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in this table.
Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Environmental charges, net	$4.1	$2.2	$12.3	$8.8
Product portfolio sales	0.1	(2.2)	0.1	(87.2)
Other items, net	—	0.6	—	0.6
Other charges (income), net	$4.2	$0.6	$12.4	$(77.8)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

Other items, net
Other items, net for the three and nine months ended September 30, 2018 relate to the loss associated with the divestment of a joint venture.

Note 11: Debt
Debt maturing within one year:

(in Millions)	September 30, 2019	December 31, 2018
Short-term foreign debt (1)	$173.7	$106.5
Commercial paper	—	55.2
Total short-term debt	$173.7	$161.7
Current portion of long-term debt	379.9	386.0
Total short-term debt and current portion of long-term debt	$553.6	$547.7
____________________
(1) At September 30, 2019, the average effective interest rate on the borrowings was 15.5 percent.

Long-term debt:

(in Millions)	September 30, 2019
	Interest Rate Percentage	Maturity Date	September 30, 2019	December 31, 2018
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.2, respectively)	1.8% - 6.5%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $1.3 and $0.8, respectively)	3.2% - 5.2%	2019 - 2049	2,498.7	999.2
2017 Term Loan Facility	3.3%	2022	800.0	1,400.0
Revolving Credit Facility (1)	4.6%	2024	—	—
Foreign debt	0% - 6.7%	2019 - 2024	81.1	89.1
Debt issuance cost			(19.1)	(8.9)
Total long-term debt			$3,412.3	$2,531.0
Less: debt maturing within one year			379.9	386.0
Total long-term debt, less current portion			$3,032.4	$2,145.0
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $217.2 million and available funds under this facility were $1,282.8 million at September 30, 2019.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Senior Notes
On September 20, 2019, we issued $500 million aggregate principal amount of 3.200% Senior Notes due 2026, $500 million aggregate principal amount 3.450% Senior Notes due 2029, and $500 million aggregate principal amount 4.500% Senior Notes due 2049. A portion of the net proceeds from the offering were used for paydowns of both outstanding commercial paper and 2017 Term Loan Facility balances and for general corporate purposes. We intend to use the remaining net proceeds of approximately $300 million to redeem all of our Senior notes maturing in the fourth quarter of 2019.
Fees incurred to secure the senior notes have been deferred and will be amortized over the terms of the arrangement.
See Note 18 for details on the interest rate swap settlement which will also be amortized over the terms of the arrangement.

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

Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2019 was 3.2, which is below the maximum leverage of 4.3 at September 30, 2019. Our actual interest coverage for the four consecutive quarters ended September 30, 2019 was 8.1, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2019.

Note 12: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019. Refer to Note 1 for further information.
The results of our discontinued FMC Lithium operations are summarized below:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$112.0	$52.1	$322.7
Costs of sales and services	—	61.0	41.3	165.8

Income (loss) from discontinued operations before income taxes (1)	$—	$43.7	$1.1	$134.1
Provision (benefit) for income taxes	—	9.7	6.0	22.2
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs and other adjustments	$—	$34.0	$(4.9)	$111.9
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	0.1	(5.4)	(13.6)	(11.7)
Discontinued operations of FMC Lithium, net of income taxes	$0.1	$28.6	$(18.5)	$100.2
____________________
(1) For the three and nine months ended September 30, 2018, amounts include $0.5 million and $2.8 million, respectively, of restructuring and other charges (income).

The following table presents the major classes of assets and liabilities of FMC Lithium:

(in Millions)	September 30, 2019	December 31, 2018
Assets
Current assets of discontinued operations (1)	$—	$293.9
Property, plant and equipment (2)	—	275.7
Other noncurrent assets (2)	—	83.1
Total assets of discontinued operations	$—	$652.7
Liabilities
Current liabilities of discontinued operations (3)	$—	$(97.3)
Noncurrent liabilities of discontinued operations (4)	—	(46.1)
Total liabilities of discontinued operations	$—	$(143.4)
Total net assets	$—	$509.3
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Certain sites were to transfer at a later date due to various local timing constraints. In May 2018, the last site transferred to DuPont. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the three and nine months ended September 30, 2018:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$3.8
Costs of sales and services	—	—	—	4.0

Income (loss) from discontinued operations before income taxes (1)	$—	$(0.4)	$—	$2.1
Provision (benefit) for income taxes	—	(0.7)	—	0.7
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments	$—	$0.3	$—	$1.4
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes	—	—	—	16.8
Divestiture related costs and other adjustments of discontinued operations of FMC Health and Nutrition, net of income taxes	—	0.6	0.5	0.3
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$—	$0.9	$0.5	$18.5
____________________
(1)Results for the three and nine months ended September 30, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business.

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

Our discontinued operations comprised the following:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(5.1) and $(12.5) for the three and nine months ended September 30, 2019 and $0.6 and $0.1 for the three and nine months ended September 30, 2018, respectively (1)	$(7.6)	$0.9	$13.9	$2.0
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.8 and $2.6 for the three and nine months ended September 30, 2019 and $1.0 and $2.4 for the three and nine months ended September 30, 2018, respectively (2)	(6.2)	(4.0)	(9.1)	(9.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.0 and $4.4 for the three and nine months ended September 30, 2019 and $0.7 and $4.1 for the three and nine months ended September 30, 2018, respectively	(7.6)	(2.5)	(16.6)	(15.7)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of zero and $(0.2) for the three and nine months ended September 30, 2019 and $0.5 and $(4.1) for the three and nine months ended September 30, 2018, respectively	—	0.9	0.5	18.5
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of zero and $(9.7) for the three and nine months ended September 30, 2019 and $(8.3) and $(19.1) for the three and nine months ended September 30, 2018, respectively	0.1	28.6	(18.5)	100.2
Discontinued operations, net of income taxes	$(21.3)	$23.9	$(29.8)	$96.0
____________________
(1)During the nine months ended September 30, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. Results for the nine months ended September 30, 2019 include these real estate proceeds.
(1)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during 2019 in Note 13.

Note 13: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2018	$529.4	$(7.9)	$521.5
Provision (Benefit)	24.5	—	24.5
(Spending) Recoveries	(40.7)	0.5	(40.2)
Foreign currency translation adjustments	(2.4)	—	(2.4)
Net change	$(18.6)	$0.5	$(18.1)
Total environmental reserves at September 30, 2019	$510.8	$(7.4)	$503.4

Environmental reserves, current (1)	$92.7	$(1.3)	$91.4
Environmental reserves, long-term (2)	418.1	(6.1)	412.0
Total environmental reserves at September 30, 2019	$510.8	$(7.4)	$503.4
____________________
(1)These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.
(2)These amounts are included in "Environmental liabilities, continuing and discontinued" on the condensed consolidated balance sheets.
(3)These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $190 million at September 30, 2019. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2018	Increase in recoveries	Cash received	Other	September 30, 2019
Environmental recoveries	$30.5	0.5	(3.6)	0.3	$27.7

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Environmental provisions, net - recorded to liabilities (1)	$12.0	$7.6	$24.5	$20.6
Environmental provisions, net - recorded to assets (2)	0.1	(0.4)	(0.5)	(0.4)
Environmental provision, net	$12.1	$7.2	$24.0	$20.2

Continuing operations (3)	$4.1	$2.2	$12.3	$8.8
Discontinued operations (4)	8.0	5.0	11.7	11.4
Environmental provision, net	$12.1	$7.2	$24.0	$20.2
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Pocatello
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2019 there were 0.4 million and 0.4 million potential common shares excluded from Diluted EPS, respectively. For the three and nine months ended September 30, 2018 there were 0.2 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$111.7	$48.9	$510.4	$373.7
Discontinued operations, net of income taxes	(21.3)	23.9	(29.8)	96.0
Net income (loss) attributable to FMC stockholders	$90.4	$72.8	$480.6	$469.7
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	(0.3)	(1.5)	(1.7)
Net income (loss) allocable to common stockholders	$90.1	$72.5	$479.1	$468.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.36	$3.88	$2.76
Discontinued operations	(0.16)	0.18	(0.22)	0.71
Net income (loss) attributable to FMC stockholders	$0.69	$0.54	$3.66	$3.47

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.36	$3.85	$2.74
Discontinued operations	(0.16)	0.18	(0.22)	0.71
Net income (loss) attributable to FMC stockholders	$0.69	$0.54	$3.63	$3.45

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	130,390	134,852	131,106	134,729
Weighted average additional shares assuming conversion of potential common shares	1,210	1,505	1,254	1,508
Shares – diluted basis	131,600	136,357	132,360	136,237

Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	(40.8)	(62.0)	—	(102.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.0)	7.0	(1.0)
Net current period other comprehensive income (loss)	$(40.8)	$(70.0)	$7.0	$(103.8)
Adoption of accounting standard (Note 2)	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0
Accumulated other comprehensive income (loss), net of tax at September 30, 2019	$(103.3)	$(57.8)	$(265.7)	$(426.8)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications	(70.7)	12.0	—	(58.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.9)	10.4	(0.5)
Accumulated other comprehensive income (loss), net of tax at September 30, 2018	$(76.9)	$6.3	$(228.9)	$(299.5)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Derivative instruments
Foreign currency contracts	$1.5	$18.0	$8.4	$20.4	Costs of sales and services
Foreign currency contracts	0.5	(4.0)	2.2	(4.3)	Selling, general and administrative expenses
Interest rate contracts	(0.2)	(0.2)	(0.3)	(0.2)	Interest expense, net
Total before tax	$1.8	$13.8	$10.3	$15.9
	(0.6)	(4.6)	(2.3)	(5.0)	Provision for income taxes
Amount included in net income (loss)	$1.2	$9.2	$8.0	$10.9

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.2)	$—	$(0.3)	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	0.3	(4.4)	(8.1)	(11.5)	Selling, general and administrative expenses
Recognized loss due to curtailment and settlement	(0.5)	(0.1)	(0.5)	(1.4)	Selling, general and administrative expenses
Total before tax	$(0.4)	$(4.5)	$(8.9)	$(13.1)
	0.1	0.9	1.9	2.7	Provision for income taxes
Amount included in net income (loss)	$(0.3)	$(3.6)	$(7.0)	$(10.4)
Total reclassifications for the period	$0.9	$5.6	$1.0	$0.5	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Dividends and Share Repurchases
For the nine months ended September 30, 2019 and September 30, 2018, we paid dividends of $158.3 million and $66.9 million, respectively. On October 17, 2019, we paid dividends totaling $52.0 million to our shareholders of record as of September 30, 2019. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2019.

During the nine months ended September 30, 2019, 3.7 million shares were repurchased under the publicly announced repurchase program. At September 30, 2019, approximately $700 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$(0.1)	$1.1	$—	$—	$2.4	$4.3	$—	$—
Interest cost	11.4	9.9	0.1	0.2	35.7	32.7	0.5	0.5
Expected return on plan assets	(13.3)	(15.9)	—	—	(40.1)	(47.5)	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.1	(0.1)	0.2	0.3	0.1	(0.1)
Recognized net actuarial and other (gain) loss	0.5	4.5	(0.4)	—	9.7	12.8	(0.8)	(0.4)
Recognized loss due to settlement (1)	0.5	0.1	—	—	0.5	1.4	—	—
Net periodic benefit cost (income)	$(0.9)	$(0.2)	$(0.2)	$0.1	$8.4	$4.0	$(0.2)	$—
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

We made voluntary cash contributions to our U.S. qualified defined benefit pension plan in the nine months ended September 30, 2019 and 2018 of $7.0 million and $30.0 million, respectively. We do not expect to make any further contributions to our U.S. qualified defined benefit pension plan during 2019.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,
	2019			2018
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$119.5	$8.7	7.3%	$72.9	$22.0	30.2%
Discrete items:
Currency remeasurement (1)	$(6.3)	$—		$(1.4)	$1.5
Other discrete items (2)	29.2	(1.9)		36.8	7.0
Tax only discrete items (3)	—	6.9		—	(14.2)
Total discrete items	$22.9	$5.0		$35.4	$(5.7)
Continuing operations, before discrete items	$142.4	$13.7		$108.3	$16.3
Estimated Annualized Effective Tax Rate (EAETR)			9.6%			15.1%

	Nine Months Ended September 30,
	2019			2018
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$588.4	$75.6	12.8%	$462.3	$81.4	17.6%
Discrete items:
Currency remeasurement (1)	$2.0	$2.8		$(0.8)	$2.4
Other discrete items (2)	122.2	6.0		107.0	13.7
Tax only discrete items (3)	—	9.2		—	(14.8)
Total discrete items	$124.2	$18.0		$106.2	$1.3
Continuing operations, before discrete items	$712.6	$93.6		$568.5	$82.7
Estimated Annualized Effective Tax Rate (EAETR)			13.1%			14.5%
___________________
(1)Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.
(2)U.S. GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three and nine months ended September 30, 2019, other discrete items were materially comprised of the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. During the three months ended September 30, 2018, other discrete items were materially comprised of restructuring charges and other integration related costs associated with the acquired DuPont Crop Protection Business and the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided. During the nine months ended September 30, 2018, other discrete items also included the gain attributable to the sale of a portion of FMC's European herbicide portfolio to Nufarm Limited recorded in the first quarter.
(3)For the three and nine months ended September 30, 2019 and 2018, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, excess tax benefits associated with share-based compensation, changes in uncertain tax liabilities and related interest, and changes in tax law.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $3,730.6 million and $2,715.2 million and the carrying amount is $3,586.0 million and $2,692.7 million as of September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019, we had open foreign currency forward and option contracts in AOCI in a net after tax gain position of $6.9 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2019. At September 30, 2019, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $987 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of September 30, 2019, we had open interest rate contracts in AOCI in a net after tax loss position of $1.1 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt. At September 30, 2019, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $200 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes. Refer to Note 11 for further details on the Senior Notes.
As of September 30, 2019, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2019, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $6.6 million of the net gains after-tax, representing open foreign currency exchange contracts, option contracts and interest rate contracts, will be realized in earnings during the twelve months ending September 30, 2020 if spot rates in the future are consistent with forward rates as of September 30, 2019. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,365 million at September 30, 2019.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$17.4	$1.3	$18.7	$(13.8)	$4.9
Total derivative assets (1)	$17.4	$1.3	$18.7	$(13.8)	$4.9

Foreign exchange contracts	$(13.6)	$(0.4)	$(14.0)	$13.8	$(0.2)
Interest rate contracts	(1.3)	—	(1.3)	—	(1.3)
Total derivative liabilities (2)	$(14.9)	$(0.4)	$(15.3)	$13.8	$(1.5)

Net derivative assets (liabilities)	$2.5	$0.9	$3.4	$—	$3.4

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

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign exchange		Interest rate		Total
	Three Months Ended September 30,
(in Millions)	2019	2018	2019	2018	2019	2018
Unrealized hedging gains (losses) and other, net of tax	$8.4	$2.3	$(33.9)	$0.3	$(25.5)	$2.6
Reclassification of deferred hedging (gains) losses, net of tax (1)	(1.4)	(9.4)	0.2	0.2	(1.2)	(9.2)
Total derivative instrument impact on comprehensive income, net of tax	$7.0	$(7.1)	$(33.7)	$0.5	$(26.7)	$(6.6)

	Contracts
	Foreign Exchange		Interest rate		Total
	Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018	2019	2018
Unrealized hedging gains (losses) and other, net of tax	$4.6	$11.7	$(66.6)	$0.3	$(62.0)	$12.0
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.2)	(11.2)	0.2	0.3	(8.0)	(10.9)
Total derivative instrument impact on comprehensive income, net of tax	$(3.6)	$0.5	$(66.4)	$0.6	$(70.0)	$1.1
___________________
(1)See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2019	2018	2019	2018
Foreign exchange contracts	Cost of sales and services	$(0.3)	$(1.6)	$(11.8)	$(9.9)
Total		$(0.3)	$(1.6)	$(11.8)	$(9.9)
___________________
(1)Amounts represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

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

(in Millions)	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$4.9	$—	$4.9	$—
Other (2)	21.4	21.4	—	—
Total assets	$26.3	$21.4	$4.9	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives – Interest rate (1)	1.3	—	1.3	—
Other (3)	32.5	29.8	2.7	—
Total liabilities	$34.0	$29.8	$4.2	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$11.7	$—	$11.7	$—
Other (2)	17.7	17.7	—	—
Total assets	$29.4	$17.7	$11.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.1	$—	$0.1	$—
Derivatives – Interest rate (1)	0.2	—	0.2	—
Other (3)	27.4	24.3	3.1	—
Total liabilities	$27.7	$24.3	$3.4	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.
(2)Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value. Asset amounts are included in “Other assets including long-term receivables, net” in the condensed consolidated balance sheets.
(3)Primarily consists of a deferred compensation arrangement recognized on our balance sheets. Both the asset and liability are recorded at fair value. Liability amounts are included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the year ended December 31, 2018. There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the nine months ended September 30, 2019.

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2019. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$73.0
Other debt guarantees (2)	4.2
Total	$77.2
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within “Guarantees of vendor financing” on the condensed consolidated balance sheets.
(2)These guarantees represent support provided to third-party banks for credit extended to various customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair value of these guarantees is immaterial. The majority of these guarantees have an expiration date of less than one year.

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

On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation (“Livent”) filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the “Livent IPO”). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., No. 190501229, named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO (“Defendants”). The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC had not been named as a defendant, which are pending in the United States District Court of the Eastern District of Pennsylvania. On July 18, 2019, a separate state action was filed against the same defendants in the Pennsylvania Court of Common Pleas, Philadelphia County, Bizzaria v. Livent Corp., et al., No. 190702133. On July 26, 2019, Plymouth County filed an amended complaint in its state court case. On September 23, 2019, the actions were consolidated under the caption In re Livent Corporation Securities Litigation, No. 190501229. On October 11, 2019, defendants filed preliminary objections seeking to dismiss the case in its entirety. On October 22, 2019, the Court denied Defendants’ motion to stay the case, but granted a separate motion of the defendants to stay all discovery.

Separately, on October 18, 2019, purported stockholders of Livent amended a putative class action complaint filed in the U.S. District Court for the Eastern District of Pennsylvania, to add FMC Corporation as a defendant. The operative complaint in that case, Bisser Nikolov v. Livent Corp., et al. makes similar substantive allegations as the state court case, including alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. Pursuant to a stipulated scheduling order, Defendants shall file a motion to dismiss the Bisser case no later than November 18, 2019. Plaintiffs shall have 45 days to respond to any motion to dismiss, and Defendants shall have as many as 30 days to file a reply in further support of a motion to dismiss. All discovery is stayed in this case pending a ruling on the motion to dismiss.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Livent has agreed to defend and indemnify FMC with regard to these cases. FMC is cooperating with Livent and other defendants to defend the litigation.

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
•Revenue recognition and trade receivables
•Environmental obligations and related recoveries
•Impairment and valuation of long-lived assets and indefinite-lived assets
•Pensions and other postretirement benefits
•Income taxes

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
Third Quarter 2019 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended September 30, 2019:
•Revenue of $1,014.3 million for the three months ended September 30, 2019 increased $90.7 million or approximately 10 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 3 percent, sales in Latin America increased approximately 21 percent, sales in Europe, Middle East and Africa increased by approximately 4 percent, and sales in Asia increased approximately 5 percent. The increase was mostly driven by double-digit organic growth in Brazil, Argentina, France, India, China and Pakistan, as well as price increases across all regions.
•Our gross margin, excluding transaction-related charges, of $432.4 million increased versus the prior year's third quarter by $35.9 million mostly due to higher sales volume. Gross margin percent, excluding transaction-related charges, of approximately 43 percent remained flat compared to approximately 43 percent in the prior year period.
•Selling, general and administrative expenses, excluding transaction-related charges, of $172.3 million decreased approximately 3 percent compared to the prior year period primarily due to cost discipline.
•Research and development expenses of $77.4 million increased $7.3 million or approximately 10 percent.
•Net income (loss) attributable to FMC stockholders increased from $72.8 million to $90.4 million which represents an increase of $17.6 million, or approximately 24 percent. The increase was primarily due to higher margins due to increased sales volume and lower restructuring efforts related to the DuPont Crop Protection Business in the current period partially offset by higher interest expense and the absence of income from discontinued operations related to FMC Lithium.
•Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $124.2 million increased compared to the prior year amount of $96.7 million primarily due to higher gross margins driven by increased volumes in the current period partially offset by higher interest expense. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,014.3	$923.6	$3,412.5	$3,185.9
Costs and Expenses
Costs of sales and services	581.9	528.4	1,884.9	1,797.8
Gross margin	$432.4	$395.2	$1,527.6	$1,388.1
Selling, general and administrative expenses	188.3	194.6	569.1	587.4
Research and development expenses	77.4	70.1	221.7	210.9
Restructuring and other charges (income)	6.8	25.4	27.3	26.4
Total costs and expenses	$854.4	$818.5	$2,703.0	$2,622.5
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$159.9	$105.1	$709.5	$563.4
Equity in (earnings) loss of affiliates	—	—	—	(0.1)
Non-operating pension and postretirement charges (income)	(1.2)	(1.2)	5.5	(0.5)
Interest expense, net	41.6	33.4	115.6	101.7
Income (loss) from continuing operations before income taxes	$119.5	$72.9	$588.4	$462.3
Provision (benefit) for income taxes	8.7	22.0	75.6	81.4
Income (loss) from continuing operations	$110.8	$50.9	$512.8	$380.9
Discontinued operations, net of income taxes	(21.3)	23.9	(29.8)	96.0
Net income (loss) (GAAP)	$89.5	$74.8	$483.0	$476.9
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$6.8	$25.4	$27.3	$26.4
Non-operating pension and postretirement charges (income) (4)	(1.2)	(1.2)	5.5	(0.5)
Transaction-related charges (5)	16.0	18.2	52.6	134.3
Discontinued operations, net of income taxes	21.3	(23.9)	29.8	(96.0)
Interest expense, net	41.6	33.4	115.6	101.7
Depreciation and amortization	36.6	37.8	111.1	111.4
Provision (benefit) for income taxes	8.7	22.0	75.6	81.4
Adjusted EBITDA (Non-GAAP) (2)	$219.3	$186.5	$900.5	$835.6
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
(5) Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, and integration related legal and professional third-party fees. Amounts represent the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$16.0	$16.9	$52.6	$64.7
Inventory fair value amortization (2)	—	1.3	—	69.6
Total Transaction-related charges	$16.0	$18.2	$52.6	$134.3
____________________
(1) Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the condensed consolidated statements of income (loss).
(2) These charges are recorded as a component of "Costs of sales and services" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to FMC stockholders (GAAP)	$90.4	$72.8	$480.6	$469.7
Corporate special charges (income), pre-tax (1)	21.6	42.4	85.4	160.2
Income tax (expense) benefit on Corporate special charges (income) (2)	0.8	(8.9)	(12.0)	(36.6)
Corporate special charges (income), net of income taxes	$22.4	$33.5	$73.4	$123.6
Discontinued operations attributable to FMC Stockholders, net of income taxes	21.3	(23.9)	29.8	(96.0)
Non-GAAP tax adjustments (3)	(9.9)	14.3	(10.1)	18.0
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$124.2	$96.7	$573.7	$515.3
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
Revenue
Three Months Ended September 30, 2019 vs. 2018
Revenue of $1,014.3 million increased $90.7 million, or approximately 10 percent, versus the prior year quarter. The increase was driven by higher volumes, which contributed approximately 8 percent to the increase, primarily in Latin America, as well as favorable pricing across all regions which impacted revenue by approximately 4 percent. Foreign currency fluctuations had an unfavorable impact on the change in revenue of approximately 2 percent.
Nine Months Ended September 30, 2019 vs. 2018
Revenue of $3,412.5 million increased $226.6 million, or approximately 7 percent, versus the prior year period. The increase was driven by higher volumes, which contributed approximately 7 percent to the increase, primarily in Latin America, as well as favorable pricing across all regions which impacted revenue by approximately 4 percent. Foreign currency fluctuations had an unfavorable impact on the change in revenue of approximately 4 percent. The increase in revenue was driven by strong commercial execution and demand for our products. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
North America	$196.3	$201.8	$848.1	$842.0
Latin America	460.2	379.0	923.4	737.3
Europe, Middle East & Africa (EMEA)	138.4	133.5	854.7	826.1
Asia	219.4	209.3	786.3	780.5
Total Revenue	$1,014.3	$923.6	$3,412.5	$3,185.9

Three Months Ended September 30, 2019 vs. 2018
North America: Revenue decreased approximately 3 percent versus the prior year period due to reduced demand for our herbicides in the Midwest and Canada as a result of higher channel inventories of those products. These were partially offset by continued share gains for Rynaxypyr® insect control and Cyazypyr® insect control for specialty crops.
Latin America: Revenue increased approximately 21 percent versus the prior year period, or approximately 22 percent excluding foreign currency headwinds, primarily due to strong volume growth and price increases in Brazil. Price increase in Brazil and continued high demand for applications on cotton and Boral® herbicide and Rynaxypyr® insect control on sugarcane in Brazil more than offset the foreign currency impact on revenues.
Europe, Middle East & Africa ("EMEA"): Revenue increased approximately 4 percent versus the prior year period, or approximately 8 percent excluding foreign currency headwinds, primarily due to the successful launch of Battle® Delta herbicides and Cyazypyr® insect control registration extensions.
Asia: Revenue increased approximately 5 percent versus the prior year period, or approximately 9 percent excluding foreign currency headwinds, primarily due to continued strong growth in India, driven by demand for both Rynaxypyr® insect control and Cyazypyr® insect control, as well as in China and Pakistan.
Nine Months Ended September 30, 2019 vs. 2018
North America: Revenue increased approximately 1 percent versus the prior year period due to strong sales of Rynaxypyr® insect control for tree fruits and vegetables and the launch of Lucento® fungicide. These were almost offset by extreme weather and flooding during the period.

Latin America: Revenue increased approximately 25 percent versus the prior year period, or approximately 29 percent excluding foreign currency headwinds, primarily due to Brazil. Increased cotton acreage as well as a boll weevil infestation drove strong demand in Brazil for cotton insecticides. Additionally, demand for herbicides in sugarcane, as well as robust demand for our insecticides in soybean applications contributed to the increase in revenue.
Europe, Middle East & Africa: Revenue increased approximately 3 percent versus the prior year period, or approximately 10 percent excluding foreign currency headwinds, primarily due to the successful launch of Battle® Delta herbicides and Cyazypyr® insect control registrations across the region. Favorable weather, demand for our diamide products, and higher pricing throughout the region also contributed. These increases were partially offset by unfavorable foreign currency impacts.
Asia: Revenue increased approximately 1 percent versus the prior year period, or approximately 7 percent excluding foreign currency headwinds, primarily driven by continued strong growth in India and new products across the region. Almost offsetting the increases were adverse weather conditions in Australia and challenged rice markets in China.
In late March, there was an explosion within an industrial park in China which impacted one plant operated by one of our contract manufacturing tollers. The local government has temporarily shut down the entire park to investigate the cause of the explosion. We are expecting production to restart in the fourth quarter of 2019. Our global manufacturing network provides significant supply chain flexibility. Due to the strength of our partnerships and our alternate sourcing options, we believe we can continue to secure supply of the active ingredients normally manufactured at this location as needed.
For 2019, full-year revenue is expected to be in the range of approximately $4.58 billion to $4.62 billion.

Gross margin
Three Months Ended September 30, 2019 vs. 2018
Gross margin of $432.4 million increased $37.2 million, or approximately 9 percent versus the prior year quarter. Gross margin, excluding transaction-related charges, increased versus the prior year quarter by $35.9 million. The increase was primarily due to the higher revenues which were driven by increased volumes and pricing, partially offset by higher costs, primarily raw material costs.
Gross margin percent of approximately 43 percent remained flat as compared to the prior year period primarily due to higher pricing, offset by higher costs primarily driven by raw material costs. Gross margin percent, excluding transaction-related charges, also remained flat at approximately 43 percent.
Nine Months Ended September 30, 2019 vs. 2018
Gross margin of $1,527.6 million increased $139.5 million, or approximately 10 percent versus the prior year period. Gross margin, excluding transaction-related charges, also increased versus the prior year period by $69.9 million. The increase was primarily due to the higher revenues which were driven by increased volumes and pricing, partially offset by higher costs, primarily raw material costs.
Gross margin percent of approximately 45 percent slightly increased from approximately 44 percent in the prior year period. The increase from higher pricing was nearly offset by higher costs, primarily raw material costs. Gross margin percent, excluding transaction-related charges, of approximately 45 percent decreased compared to approximately 46 percent in the prior year period primarily due to the higher costs, which were mostly offset by higher pricing, as discussed above.

Selling, general and administrative expenses
Three Months Ended September 30, 2019 vs. 2018
Selling, general and administrative expenses of $188.3 million decreased $6.3 million, or approximately 3 percent versus the prior year quarter. Selling, general and administrative expenses, excluding transaction-related charges, decreased to $172.3 million primarily due to cost discipline, a $5.4 million, or approximately 3 percent, decrease.
Nine Months Ended September 30, 2019 vs. 2018
Selling, general and administrative expenses of $569.1 million decreased $18.3 million, or approximately 3 percent versus the prior year period. Approximately $12 million of this decrease was due to lower transaction-related charges. Selling, general and administrative expenses, excluding transaction-related charges, decreased $6.2 million, or approximately 1 percent, versus the prior year period.

Research and development expenses
Three Months Ended September 30, 2019 vs. 2018
Research and development expenses of $77.4 million increased $7.3 million, or approximately 10 percent versus the prior year period primarily due to higher global spending.
Nine Months Ended September 30, 2019 vs. 2018
Research and development expenses of $221.7 million increased $10.8 million, or approximately 5 percent versus the prior year period. The increase was primarily due to continued investments in our global discovery and product development.
Adjusted EBITDA (Non-GAAP)
Three Months Ended September 30, 2019 vs. 2018
Adjusted EBITDA of $219.3 million increased $32.8 million, or approximately 18 percent versus the prior year quarter. The increase was due to higher pricing across all regions and strong volume demand as discussed above which contributed approximately 20 percent each to the increase. These factors more than offset the higher costs, primarily driven by higher raw material costs, which impacted the change in Adjusted EBITDA by approximately 22 percent.
Nine Months Ended September 30, 2019 vs. 2018
Adjusted EBITDA of $900.5 million increased $64.9 million, or approximately 8 percent versus the prior year period. The increase was due to the strong demand which led to higher pricing and higher volumes as discussed above which contributed approximately 17 percent and 15 percent to the increase, respectively. The price increases were primarily seen in Latin America. These factors more than offset the higher costs, primarily driven by higher raw material costs, and unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 17 percent and 7 percent, respectively.
For 2019, full-year Adjusted EBITDA is expected to be in the range of $1.20 billion to $1.22 billion. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Certain elements of the composition of the U.S. GAAP amount are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided.
Other Results of Operations

Depreciation and amortization
Three Months Ended September 30, 2019 vs. 2018
Depreciation and amortization of $36.6 million decreased $1.2 million, or approximately 3 percent, as compared to the prior year period of $37.8 million.
Nine Months Ended September 30, 2019 vs. 2018
Depreciation and amortization of $111.1 million slightly decreased as compared to the prior year period of $111.4 million.

Interest expense, net
Three Months Ended September 30, 2019 vs. 2018
Interest expense, net of $41.6 million increased compared to the third quarter in 2018 of $33.4 million. The increase was driven by higher commercial paper balances, which were used for working capital purposes, and foreign debt which contributed approximately $4 million and $6 million, respectively. These were partially offset by lower interest expense, net due to the paydown of the 2014 Term Loan in 2018 and other items of approximately $2 million.
Nine Months Ended September 30, 2019 vs. 2018
Interest expense, net of $115.6 million increased compared to the prior year period of $101.7 million. The increase was driven by higher commercial paper balances, which were used for working capital purposes, and foreign debt which contributed approximately $12 million and $10 million, respectively. These were partially offset by lower interest expense, net due to the paydown of the 2014 Term Loan in 2018 and other items of approximately $8 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2019	2018	2019	2018
Restructuring charges	$2.6	$24.8	$14.9	$104.2
Other charges (income), net	4.2	0.6	12.4	(77.8)
Total restructuring and other charges (income)	$6.8	$25.4	$27.3	$26.4

Three Months Ended September 30, 2019 vs. 2018
Restructuring charges in 2019 of $2.6 million comprised of charges associated with the continued integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits).
Restructuring charges in 2018 of $24.8 million primarily consists of restructuring charges associated with the integration of the DuPont Crop Protection Business. There were $14.9 million of charges incurred as a continuation of our decision to exit the Ewing R&D center. Additionally, $1.8 million of restructuring charges relate to a continuation of charges as a result of the change in our market access model in India. Other restructuring charges as we continue to integrate the acquired DuPont Crop Protection Business totaled to $3.3 million.
Other charges, net in 2019 of $4.2 million primarily consists of charges of continuing environmental sites treated as a Corporate charge.
Other charges, net in 2018 of $0.6 million consists of $2.2 million of environmental related charges for remediation activities and $0.6 million of other charges associated with the divestment of a joint venture. These charges are offset by a net gain of $2.2 million on the sale of certain products of our India portfolio to Crystal Crop Protection Limited and a portion of our European herbicide portfolio to Nufarm Limited, required by regulatory authorities as part of closing conditions for the DuPont acquisition.

Nine Months Ended September 30, 2019 vs. 2018
Restructuring charges in 2019 of $14.9 million primarily comprised of charges associated with the continued integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $13.2 million. There were other miscellaneous restructuring charges of $1.7 million.
Restructuring charges in 2018 of $104.2 million consists of restructuring charges associated with the integration of the DuPont Crop Protection Business of $92.5 million. These charges primarily consisted of $57.2 million of charges related to the change in our market access model in India and $27.5 million of charges due to our decision to exit the Ewing R&D as discussed above. There were other restructuring charges of $11.7 million.
Other charges, net in 2019 of $12.4 million primarily consists of charges of continuing environmental sites treated as a Corporate charge.
Other income, net in 2018 of $77.8 million primarily consists of a gain on sale of $87.2 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited and certain products of our India portfolio to Crystal Crop Protection Limited. This divestiture satisfied FMC's commitment to the European Commission for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. The remaining other charges represents $8.8 million of environmental related charges for remediation activities and $0.6 million associated with the divestment of a joint venture.
Non-operating pension and postretirement charges (income)
Income for the three months ended September 30, 2019 and 2018 was $1.2 million. Non-operating pension and postretirement charges remained flat compared to the prior year period as the higher costs, primarily due to interest costs, were offset by the lower recognized net actuarial and other (gain) loss. See Note 16 to the condensed consolidated financial statements included in this Form 10-Q for more information. Our U.S. qualified pension plan reached fully funded status during 2018. The primary investment strategy is a liability hedging approach with an objective of maintain the funded status of the plan such that the funded status volatility is minimized.

Charges for the nine months ended September 30, 2019 were $5.5 million compared to income of $0.5 million for the nine months ended September 30, 2018. The increase in expense was due to a lower expected return on plan assets of $7.4 million due to the change in investment strategy discussed above, partially offset by lower recognized net actuarial and other (gain) loss of $3.5 million.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 5 to the condensed consolidated financial statements included within this Form 10-Q.

Provision for income taxes
A significant amount of our earnings are generated by foreign subsidiaries and taxed at lower statutory rates than the United States federal statutory rate (e.g., Singapore, Hong Kong, and Switzerland). Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax rates or laws; and the potential decision to repatriate certain future foreign earnings on which United States or foreign withholding taxes have not been previously accrued.

Three Months Ended September 30, 2019 vs. 2018
Provision for income taxes for the three months ended September 30, 2019 was $8.7 million resulting in an effective tax rate of 7.3 percent. Provision for income taxes for the three months ended September 30, 2018 was $22.0 million resulting in an effective tax rate of 30.2 percent.

	Three Months Ended September 30,
	2019			2018
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$119.5	$8.7	7.3%	$72.9	$22.0	30.2%
Corporate special charges (income)	21.6	(0.8)		42.4	8.9
Tax adjustments (1)		9.9			(14.3)
Non-GAAP - Continuing operations	$141.1	$17.8	12.6%	$115.3	$16.6	14.4%
_______________
(1) Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Nine Months Ended September 30, 2019 vs. 2018
Provision for income taxes for the nine months ended September 30, 2019 was $75.6 million resulting in an effective tax rate of 12.8 percent. Provision for income taxes for the nine months ended September 30, 2018 was $81.4 million resulting in an effective tax rate of 17.6 percent.

	Nine Months Ended September 30,
	2019			2018
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$588.4	$75.6	12.8%	$462.3	$81.4	17.6%
Corporate special charges (income)	85.4	12.0		160.2	36.6
Tax adjustments (1)		10.1			(18.0)
Non-GAAP - Continuing operations	$673.8	$97.7	14.5%	$622.5	$100.0	16.1%
_______________
(1)  Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

The primary drivers for the decrease in both the quarter-to-date and year-to-date effective tax rates for 2019 compared to 2018 are shown in the table above. The remaining change was due to the mix of earnings among subsidiaries.

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
Three Months Ended September 30, 2019 vs. 2018
Discontinued operations, net of income taxes represented a loss of $21.3 million for the three months ended September 30, 2019 compared to income of $23.9 million for the three months ended September 30, 2018. The prior year period includes a full quarter of results from our discontinued FMC Lithium segment.
Nine Months Ended September 30, 2019 vs. 2018
Discontinued operations, net of income taxes representing a loss of $29.8 million for the nine months ended September 30, 2019 decreased compared to income of $96.0 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. The gain on sale was fully offset by results of our discontinued FMC Lithium segment, which was a net loss due to separation-related costs, as well as charges from other previously discontinued operations. Discontinued operations, net of income taxes for the nine months ended September 30, 2018 includes an additional gain on sale of the FMC Health and Nutrition business to DuPont of approximately $17 million as a result of the adjustment to the final working capital. The prior year period also includes three full quarters of results from our discontinued FMC Lithium segment as compared to two months during 2019. Refer to Note 12 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss)
Three Months Ended September 30, 2019 vs. 2018
Net income (loss) increased to $89.5 million from income of $74.8 million in the prior-year quarter. The increase was primarily due to higher gross margins due to higher revenues in the current period partially offset by the absence of income from discontinued operations related to FMC Lithium.
Nine Months Ended September 30, 2019 vs. 2018
Net income (loss) increased to $483.0 million from income of $476.9 million in the prior-year period. The increase was mostly driven by higher gross margins due to higher revenues in the current period partially offset by the absence of income from discontinued operations related to FMC Lithium.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2019 and December 31, 2018, were $419.7 million and $134.4 million, respectively. Of the cash and cash equivalents balance at September 30, 2019, $115.0 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Determining the amount of unrecognized deferred tax liability related to permanent undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
At September 30, 2019, we had total debt of $3,586.0 million as compared to $2,692.7 million at December 31, 2018. Total debt included $3,032.4 million and $2,145.0 million of long-term debt (excluding current portions of $379.9 million and $386.0 million) at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details.
Short-term debt, which consists of borrowings under our commercial paper program as well as short-term foreign borrowings, increased from $547.7 million at December 31, 2018 to $553.6 million at September 30, 2019. The increase was primarily due to higher foreign debt balances which was almost offset by the decrease in commercial paper. At September 30, 2019, we had no of borrowings under the commercial paper program.
Senior Notes
On September 20, 2019, we issued $500 million aggregate principal amount of 3.200% Senior Notes due 2026, $500 million aggregate principal amount 3.450% Senior Notes due 2029, and $500 million aggregate principal amount 4.500% Senior Notes due 2049. A portion of the net proceeds from the offering were used for paydowns of outstanding commercial paper, 2017 Term Loan Facility balances, and general corporate purposes. We intend to use the remaining net proceeds of approximately $300 million to redeem all of our Senior notes maturing in the fourth quarter of 2019.
Fees incurred to secure the senior notes have been deferred and will be amortized over the terms of the arrangement.
See Note 18 for details on the interest rate swap settlement which will also be amortized over the terms of the arrangement.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $65.8 million and $380.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(in Millions)	Nine Months Ended September 30,
	2019	2018
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$709.5	$563.4
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	191.0	272.1
Operating income before depreciation and amortization (Non-GAAP)	$900.5	$835.5
Change in trade receivables, net (1)	118.7	114.7
Change in inventories (2)	(151.8)	(112.2)
Change in accounts payable (3)	(119.4)	103.9
Change in accrued customer rebates (4)	186.2	304.4
Change in advance payments from customers (5)	(439.1)	(348.2)
Change in all other operating assets and liabilities (6)	(110.0)	(185.1)
Operating cash flows (Non-GAAP)	$385.1	$713.0

Restructuring and other spending (7)	$(15.3)	$(16.2)
Environmental spending, continuing, net of recoveries (8)	(8.7)	(9.0)
Pension and other postretirement benefit contributions (9)	(9.8)	(34.1)
Net interest payments (10)	(114.4)	(98.4)
Tax payments, net of refunds (10)	(109.6)	(94.2)
Transactional-related legal and professional fees (11)	(61.5)	(80.8)
Cash provided (required) by operating activities of continuing operations	$65.8	$380.3
____________________
(1) Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2019 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2019, we collected approximately $743 million of receivables in Brazil.
(2) Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Additionally, there was lower cash use for inventory in the prior year period, given inventory levels in the acquired DuPont Crop Protection Business at acquisition.
(3) The change in cash flows related to accounts payable is primarily due to timing of payments made to suppliers and vendors. Timing in 2019 was significantly impacted from global supply chain issues, primarily in China, which required us to obtain raw materials on payment terms shorter than normal. Additionally, in the prior year period there was a significant increase in account payables associated with the ramp-up of the acquired DuPont Crop Protection Business post acquisition.
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
(6) Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to vendors under our vendor finance program. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $93 million and $66 million, respectively.
(7) See Note 10 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8) The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.
(9) There were $7.0 million and $30.0 million in voluntary contributions to our U.S. qualified defined benefit plan in the periods presented in 2019 and 2018, respectively.
(10) Amounts shown in the chart represent net payments of our continuing operations.

(11) Represents payments for legal and professional fees associated with the DuPont's Crop Protection Business Acquisition. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(36.2) million and $33.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Both periods include the operating activities related to our discontinued FMC Lithium segment, however, the current period only includes two months of operating activities. 2018 includes divestiture cost activity related to the discontinued FMC Health and Nutrition segment.
Cash provided (required) by investing activities of continuing operations was $(119.5) million and $23.5 million for the nine months ended September 30, 2019 and 2018, respectively.
The change in cash from investing activities of continuing operations during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to proceeds from the sales of our product portfolio of approximately $88 million in the prior period that were required to complete the DuPont Crop Protection Business Acquisition that did not recur. Additionally, there was higher capital expenditure spending and capitalizable corporate level spending associated with the implementation of a new SAP system in the current period.
Cash provided (required) by investing activities of discontinued operations was $9.2 million and $(61.0) million for the nine months ended September 30, 2019 and 2018, respectively.
Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2019 represents the proceeds from the sale of the first of two parcels of land of our discontinued site in Newark, California partially offset by capital expenditures of our discontinued FMC Lithium segment. Cash required by investing activities of discontinued operations for the nine months ended September 30, 2018 includes the final working capital payment associated with the divestiture of FMC Health and Nutrition as well as capital expenditures of our discontinued FMC Lithium segment.
Cash provided (required) by financing activities of continuing operations was $374.8 million and $(485.5) million for the nine months ended September 30, 2019 and 2018, respectively.
The change period over period in financing activities of continuing operations is primarily due to the proceeds from the Senior Notes partially offset by higher repurchases of common stock, repayment of long-term debt, and dividend payments in the current period as compared to the prior period.
Cash provided (required) by financing activities of discontinued operations was $(37.2) million and zero for the nine months ended September 30, 2019 and 2018, respectively.
Cash required by financing activities of discontinued operations for the nine months ended September 30, 2019 represents debt repayments on FMC Lithium's external debt as well as cash payments associated with the separation of FMC Lithium.

Other potential liquidity needs
Our cash needs outside of the DuPont Crop Protection Business related integration expenses for 2019 include operating cash requirements (which include funding of seasonal working capital), capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2019, our remaining borrowing capacity under our credit facility was $1,282.8 million (which includes borrowing capacity under our commercial paper program).
Projected 2019 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately $150 million, at the midpoint of the range, primarily driven by expenditures associated with capacity expansion. Additionally, we will continue to incur spending associated with the implementation of a new SAP system.
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary cash contributions of $7.0 million during the third quarter of 2019. These contributions are in excess of the minimum requirements. We do not expect to make any further contributions to our U.S. qualified defined benefit pension plan during 2019.
For the nine months ended September 30, 2019 and September 30, 2018, we paid dividends of $158.3 million and $66.9 million, respectively. On October 17, 2019, we paid dividends totaling $52.0 million to our shareholders of record as of September 30, 2019. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2019.
During the nine months ended September 30, 2019, 3.7 million shares were repurchased under the publicly announced repurchase program. At September 30, 2019, approximately $700 million remained unused under our Board-authorized repurchase program. We intend to purchase a total of up to $400 million of our common shares in 2019. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7 of our 2018 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2019.

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
At September 30, 2019, our financial instrument position was a net asset of $3.4 million compared to a net asset of $11.4 million at December 31, 2018. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.

Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2019 and December 31, 2018, with all other variables (including interest rates) held constant. Note, as of September 30, 2019 and December 31, 2018, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2019 and December 31, 2018, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2019	$4.7	$40.0	$(39.9)

Net asset (liability) position at December 31, 2018	$11.6	$19.2	$(16.7)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2019, we had outstanding interest rate swap contracts in place with an aggregate notional value of $200.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at September 30, 2019 and December 31, 2018, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at September 30, 2019	$(1.3)	$1.0	$(1.0)

Net asset (liability) position at December 31, 2018	$(0.2)	$2.2	$(2.7)

Our debt portfolio, at September 30, 2019, is composed of 82 percent fixed-rate debt and 18 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2019, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.8 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $4.8 million for the nine months ended September 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. During the third quarter of 2019, we completed another phase of our ERP implementation by migrating our Brazil entity to the new system. As a result, we have implemented updates and changes to our current processes and related control activities. As the phased implementation continues, we will experience certain changes to our processes and procedures which, in turn, will result in changes to our internal controls over financial reporting. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A "Risk Factors" of our 2018 Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of September 30, 2019, the related condensed consolidated statements of income (loss), comprehensive income (loss) and changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018, the related condensed consolidated statements of cash flows for nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, except with respect to the effects of reporting the FMC Lithium segment as a discontinued operation, as discussed in Note 1, as to which the date is August 2, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
October 30, 2019

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation (“Livent”) filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the “Livent IPO”). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., No. 190501229, named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO (“Defendants”). The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC had not been named as a defendant, which are pending in the United States District Court of the Eastern District of Pennsylvania. On July 18, 2019, a separate state action was filed against the same defendants in the Pennsylvania Court of Common Pleas, Philadelphia County, Bizzaria v. Livent Corp., et al., No. 190702133. On July 26, 2019, Plymouth County filed an amended complaint in its state court case. On September 23, 2019, the actions were consolidated under the caption In re Livent Corporation Securities Litigation, No. 190501229. On October 11, 2019, defendants filed preliminary objections seeking to dismiss the case in its entirety. On October 22, 2019, the Court denied Defendants’ motion to stay the case, but granted a separate motion of the defendants to stay all discovery.

Separately, on October 18, 2019, purported stockholders of Livent amended a putative class action complaint filed in the U.S. District Court for the Eastern District of Pennsylvania, to add FMC Corporation as a defendant. The operative complaint in that case, Bisser Nikolov v. Livent Corp., et al. makes similar substantive allegations as the state court case, including alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. Pursuant to a stipulated scheduling order, Defendants shall file a motion to dismiss the Bisser case no later than November 18, 2019. Plaintiffs shall have 45 days to respond to any motion to dismiss, and Defendants shall have as many as 30 days to file a reply in further support of a motion to dismiss. All discovery is stayed in this case pending a ruling on the motion to dismiss.

Livent has agreed to defend and indemnify FMC with regard to these cases. FMC is cooperating with Livent and other defendants to defend the litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 2019	2,640	$86.42	—	$—	$800,000,437
August 2019	500,000	85.24	500,000	42,621,660	757,378,777
September 2019	645,378	88.91	645,378	57,378,113	700,000,664
Total Q3 2019	1,148,018	$87.31	1,145,378	$99,999,773

During the nine months ended September 30, 2019, 3.7 million shares were repurchased under the publicly announced repurchase program. At September 30, 2019, approximately $700 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: October 30, 2019