Form 10-K
period 2019-12-31
FMC CORP
filed 2020-02-28
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019, the last day of the registrant’s second fiscal quarter was $10,748,748,353. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2019, there were 129,124,294 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2020 Annual Meeting of Stockholders	Part III

FMC Corporation
2019 Form 10-K

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

ITEM 1. BUSINESS
General
We are a pure-play agricultural sciences company, providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. This powerful combination of advanced technologies includes leading insect control products based on Rynaxypyr® and Cyazypyr® active ingredients; Authority®, Boral®, Centium®, Command® and Gamit® branded herbicides; Talstar® and Hero® branded insecticides; and flutriafol-based fungicides. The FMC portfolio also includes biologicals such as Quartzo® and Presence® bionematicides. Our products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control.
FMC Strategy
We have streamlined our portfolio over the past nine years to become a tier-one leader and the fifth largest global provider in the global agricultural chemicals market. Our strong competitive position is based on our technology and innovation, as well as our geographic balance and crop balance, which helped FMC to take market share in both 2018 and 2019.
We have industry-leading insecticides and herbicides (the majority of which are patented technologies), exceptional discovery research capabilities and a global manufacturing network. We expect to spend approximately 7 percent of sales on research and development annually. Our R&D pipeline includes 7 molecules in our development pipeline (approximately 1-7 years away from commercialization) and an additional 15 molecules in our discovery pipeline (approximately 8-10 years from commercialization). We expect the first two significant product launches out of this pipeline will occur in 2021. We own a total of 26 manufacturing plants, and we have the scale to operate with strong resources and global reach to address changing market conditions. Our supply chain organization effectively managed to continue supplying our customers and growing our business, despite multiple shutdowns and other disruptions in the Chinese chemical sector in 2018 and 2019.
Our revenues grew approximately 8 percent year over year in 2019, driven by low-teens growth for our insecticides, Rynaxypr® and Cyazypyr® insect control, as well as mid-single digit growth for the rest of our portfolio. Rynaxypr® and Cyazypyr® insect control now represent over $1.6 billion in combined sales, representing approximately 40 percent growth since we acquired these molecules in November 2017. Products launched in 2019 also contributed to revenue growth. We successfully launched our new bixafen fungicide under the Lucento® brand in North America in 2019, and we now expect peak sales to exceed the original $30 million to $50 million range we forecasted for this new active ingredient at our 2018 Investor Day. We also launched 30 new formulated products in 2019, which is key to lifecycle management of our products.
FMC far outperformed the crop protection market in 2019, which we estimate was flat versus 2018. FMC’s innovation is driving this outperformance, starting with our current portfolio of advanced products and continuing through our R&D discovery, development and new formulations. Our technology portfolio includes specific innovations in plant health, application technology and delivery systems, and it is expanding to offer advanced agronomic insights through precision agriculture tools that will leverage artificial intelligence and machine learning.
We maintain our commitment to enterprise sustainability, including responsible product stewardship. We are committed to delivering products that maintain a safe and secure food supply and to do so with a reduced impact on the planet. To reflect this commitment and to reset the baseline, following our transformation into a pure-play agricultural sciences company, we reset our sustainability goals in October 2019. As we grow, we will do so in a responsible way. Safety and business ethics will remain of utmost importance. Meeting and exceeding our customers’ expectations will continue to be a primary focus.
Acquisitions and Divestitures
In 2017, we completed the acquisition from E. I. du Pont de Nemours and Company (“DuPont") of certain assets relating to DuPont's Crop Protection business and research and development organization ("DuPont Crop Protection Business") (collectively, the "DuPont Crop Protection Business Acquisition"). In connection with this transaction, we sold to DuPont our FMC Health and Nutrition segment and paid DuPont $1.2 billion in cash. Our FMC Health and Nutrition business and its results have been presented as a discontinued operation for all periods presented throughout this document.

In 2019, we completed the separation of our FMC Lithium segment, which was renamed Livent Corporation, or "Livent", following its initial public offering ("IPO") that closed on October 15, 2018. After completion of the IPO, FMC owned 123 million shares of Livent's common stock, representing approximately 84 percent of the total outstanding shares of Livent's common stock. On March 1, 2019, we completed the distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC. Following the distribution, FMC has zero shares of Livent and zero exposure to lithium markets. We have recast all the data within this filing to present the former FMC Lithium as a discontinued operation retrospectively for all periods presented.

Financial Information About Our Business
(Financial Information in Millions)
The following table shows the principal products produced by our business, its raw materials and uses:

Product	Raw Materials	Uses
Insecticides	Synthetic chemical intermediates	Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and for non-agricultural applications including pest control for home, garden and other specialty markets
Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
Fungicides	Synthetic and biological chemical intermediates	Protection of crops, including fruits and vegetables from fungal disease

With a worldwide manufacturing and distribution infrastructure, we are better able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to reduce the impact of currency volatility. The charts below detail our sales by major geographic region and major product category.

The following table provides our long-lived assets by major geographical region.

(in Millions)	December 31,
	2019	2018
Long-lived assets
North America	$1,190.7	$1,060.8
Latin America	837.0	809.9
Europe, Middle East, and Africa	1,448.0	1,421.9
Asia	2,064.8	2,019.9
Total	$5,540.5	$5,312.5

Products and Markets
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
In the Latin American region, which includes the large agricultural market of Brazil, we sell directly to large growers through our own sales and marketing organization, and we access the market through independent distributors and co-ops. In North America, we access the market through several major national and regional distributors and have our own sales and marketing organization in Canada. We access the European markets through our own sales and marketing organizations. We access key Asian markets through large distributors, in addition to either local independent distributors or our own sales and marketing organizations. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 41 percent, 29 percent and 27 percent of global industry revenue, respectively.
The agrochemicals industry is more consolidated following several recent mergers of the leading crop protection companies, which now include FMC, ChemChina (owners of Syngenta and Adama), Bayer AG (acquired Monsanto in 2018), BASF AG and Corteva Agriscience (the agricultural division of former DowDuPont, spun out in June 2019). These five companies currently represent approximately 68 percent of the crop protection industry’s global sales. The next tier of agrochemical producers include Sumitomo Chemical Company Ltd., Nufarm Ltd. and United Phosphorous Ltd. (UPL also acquired Arysta in February 2019). FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.
Growth
We are among the leading agrochemical producers in the world. Some of our key insecticides are predominantly based on patent-protected active ingredients and continue to grow well above market patterns. Our complementary technologies combine improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. We will take advantage of enhanced market access positions and an expanded portfolio to deliver near-term growth.
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
Diamide Growth Strategy
Our product portfolio features two key diamide-class molecules – Rynaxypyr® (chlorantraniliprole) and Cyazypyr® (cyantraniliprole) insect controls – with combined annual revenues of approximately $1.6 billion in 2019. These two molecules are class-leading in terms of performance, combining highly effective low dose rates with fast-acting, systemic, long residual control. These attributes quickly established Rynaxypyr® as the world’s leading insect control technology and we expect it to continue on a strong growth trajectory notwithstanding the expiration of composition of matter patents covering chlorantraniliprole active ingredients ("AI") in certain countries starting in late 2022. Our Cyazypyr® insect control product, a second-generation diamide, is growing quickly as we obtain more product registrations and we expect it as well to continue to grow strongly notwithstanding the expiration of its active ingredient composition of matter patents starting in the mid-2020s. This expectation is based on not only our broad patent estate and the timing of key patent milestones, but also on other critical elements that will allow FMC to continue to profitably grow the diamide franchise well beyond the expiration of key patents. These other critical elements include registration and data protection, commercial strategies, brand recognition, as well as manufacturing and supply chain complexity and FMC efficiencies.
Patents and Trade Secrets. The FMC diamide insect control patent estate is made up of many different patent families which cover: Composition of matter – both AI and certain intermediates; Manufacturing processes – both AI and certain intermediates; Formulations; Uses; and Applications. For Rynaxypyr® insect control, as of December 31, 2019, we had 21 granted patent families filed in 76 countries, with a total of 639 granted and pending patents. Together with Cyazypyr® insect control related patents, we have over 30 patent families and close to 1,000 granted and pending patents. See “Patents, Trademarks and Licenses” within this Item 1 for more details. FMC’s process patents cover the manufacturing processes for both active ingredients – chlorantraniliprole and cyantraniliprole – as well as key intermediates that are used to make the final products. Chlorantraniliprole is a complex molecule to produce, requiring 16 separate steps; FMC owns granted patents covering many of these 16 process steps and several of the intermediate chemicals, and we protect other aspects of the manufacturing processes by trade secret. Cyantraniliprole is similarly complex and covered by a comparable range of intellectual property. Many of these intermediate process patents run well past the expiration of the composition of matter patents, and in some cases stretch until the end of this decade. Third parties that intend to manufacture and sell generic chlorantraniliprole or cyantraniliprole and rely on FMC’s extensive product safety data will be required to demonstrate that their product has the same regulatory safety profile as FMC Rynaxypyr® and Cyazypyr® insect controls. To meet regulatory requirements for such difficult-to-manufacture molecules, we believe that third parties will have to produce these active ingredients using the same processes that are patented by FMC and if so, would be infringing before patent expiration and subject to our challenge for infringement. FMC also owns formulation patents which cover the use of chlorantraniliprole or cyantraniliprole in specific formulations found in commercially important end-use products.
Regulatory Data Protection. In addition to the patent estate, various pesticide laws and regulations around the world offer added protection to the initial active ingredient registrant in the form of data protection and registration timelines that can extend after the composition or process patents have expired. These rules can effectively provide a product innovator and initial active ingredient registrant such as FMC with a further period of exclusive use of the key reference data even after the applicable AI composition of matter patents have expired. Further, in certain countries, even after the period of exclusive use has expired, a generic entrant seeking to rely on the initial registrant’s reference data may have to pay significant compensation to the initial registrant. For FMC’s diamide products, such rights apply in key markets including United States, Brazil and the European Union.
Growing the Branded FMC Diamide Franchise. FMC is actively pursuing a strategy of allowing others to sell end-use pesticide products that include Rynaxypyr® and Cyazypyr® insect controls before patent expiration. These arrangements may include limited patent, data and/or trademark licenses as well as long-term commitments to purchase the diamide active ingredients from FMC. Such partner relationships allow us to grow our business by having others develop and sell diamide-based products to meet farmers' needs not within our current portfolio, offering those farmers a better alternative to competing insecticides with product safety or efficacy profiles which are less attractive than Rynaxypyr® or Cyazypyr® insect controls. These agreements generally require the third party to use the well-known and trusted Rynaxypyr® or Cyazypyr® brand names on the end-use products formulated with active ingredient supplied by FMC. As of December 31, 2019, we had four global agreements and 41 separate local-country agreements covering 11 countries. We are continuing to explore opportunities with additional companies beyond those with whom we are already engaged.

Complexity of manufacturing. Today FMC manufactures all the required intermediates in the multi-step processes, as well as the final Rynaxypyr® and Cyazypyr® products, at our own active ingredient manufacturing plants or through key contract manufacturers who produce under long-term exclusive technology-license agreements. For a third party to replicate this complex supply chain and manufacturing network would be a major undertaking with very large capital requirements. In addition, given our manufacturing know-how, scale of our operations, and continual investment in manufacturing process improvement, we believe FMC’s manufacturing costs will be substantially lower than any other party seeking to produce these diamide products.
Collectively, these four factors -- deep patent estate, proprietary regulatory data, strong commercial approach leveraging our brand recognition, and capabilities of managing large scale manufacturing complexity – provide us the basis for our expectation that FMC will be the company of choice to supply chlorantraniliprole and cyantraniliprole products to third-party partners, and ultimately to farmers, well into the future.
Source and Availability of Raw Materials
We utilize numerous vendors to supply raw materials and intermediate chemicals to support operations. These materials are sourced on a global basis to strategically balance FMC’s vendor portfolio.
Patents, Trademarks and Licenses
As an agricultural sciences company, FMC believes in innovation and in protecting that innovation through intellectual property rights. We own and license a significant number of U.S. and foreign patents, trademarks, trade secrets and other intellectual property that are cumulatively important to our business. The FMC intellectual property estate provides us with a significant competitive advantage which we seek to expand and renew on a continual basis. We manage our technology investment to discover and develop new active ingredients and biological products, as well as to continue to improve manufacturing processes and existing active ingredients through new formulations, mixtures or other concepts. FMC’s technology innovation processes capture those innovations and protect them through the most appropriate form of intellectual property rights. We also in-license certain active ingredients and other technologies under patents held by third parties, and have granted licenses to certain of our patents to third parties.
Our patents cover many aspects of our business, including our chemical and biological active ingredients, intermediate chemicals, manufacturing processes to produce such active ingredients or intermediates, formulations, and product uses, as well as many aspects of our research and development activities that support the FMC new product pipeline. Patents are granted by individual jurisdictions and the duration of our patents depends on their respective jurisdictions and payment of annuities.
As of December 31, 2019, the Company owned a total of approximately 200 active granted U.S. patents and over 2,500 active granted foreign patents; we also have approximately 1,600 patent applications pending globally.
In our current product portfolio, our diamide insect control products based on Rynaxypyr® (Chlorantraniliprole) and Cyazypyr® (Cyantraniliprole) active ingredients have a substantial patent estate which will remain in force well into the future. More details regarding our diamide granted patent estate are set forth in the tables below:

Numbers of active Granted Patents by type*: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2019
	United States	Foreign
Active Ingredients	21	243
Intermediates and Methods of Manufacturing	23	222
Formulations/Mixtures/Applications	9	311
Total	53	776
*Patent families were only placed under one type but may cover several types.

Remaining Life of Granted Patents: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2019
	United States	Foreign
Through December 31, 2024	33	302
2025 - 2029	14	435
2030 - 2035	6	39
Total	53	776

We also own many trademarks that are well recognized by customers or product end-users. Unlike patents, ownership rights in trademarks can be continued indefinitely so long as the trademarks are properly used and renewal fees are paid.
We actively monitor and manage our patents and trademarks to maintain our rights in these assets and we strategically take aggressive action when we believe our intellectual property rights are being infringed. While we believe that the invalidity or loss of any particular patent, trademark or license would be a remote possibility, our patent and trademark estate related to our diamide insect control products based on Rynaxypyr® and Cyazypyr® active ingredients in the aggregate are of material importance to our operations.
Seasonality
The seasonal nature of the crop protection market and the geographic spread of our business can result in significant variations in quarterly earnings among geographic locations. Our products sold in the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in significant earnings in the first and second quarters, and to a lesser extent in the fourth quarter. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters.
Competition
We encounter substantial competition in our business. We market our products through our own sales organization and through alliance partners, independent distributors and sales representatives. The number of our principal competitors varies from market to market. In general, we compete by providing advanced technology, high product quality, reliability, quality customer and technical service, and by operating in a cost-efficient manner.
Our business competes primarily in the global chemical crop protection market for insecticides, herbicides and fungicides. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic agrochemical producers is significant as a number of key product patents have expired in the last two decades. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness through our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.
Research and Development Expense
The development efforts in our business focus on developing environmentally sound solutions — both new active ingredients and new product formulations — that cost-effectively increase farmers’ yields and provide alternatives to existing and new chemistries. On June 24, 2019, we announced our investment of more than $50 million over the next three years at our FMC Stine Research Center in Newark, Delaware, to upgrade infrastructure and complete construction on a new state-of-the-art, greenhouse and laboratory facility.
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 6,400 people with about 1,500 people in our domestic operations and 4,900 people in our foreign operations.
Approximately 3 percent of our U.S.-based and 35 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2020, eight foreign collective-bargaining agreements will be expiring. These contracts affect approximately 23 percent of our foreign-based employees. There are no U.S. collective-bargaining agreements expiring in 2020.
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

ITEM 1A. RISK FACTORS
Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Industry Risks:
Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:
•Competition and new agricultural technologies - Our business faces competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Competition for our business includes not only generic suppliers of the same pesticidal active ingredients but also alternative proprietary pesticide chemistries and crop protection technologies that are bred into or applied onto seeds. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue. Also, there are changing competitive dynamics in the agrochemical industry as some of our competitors have consolidated, resulting in them having greater scale and diversity, as well as market reach. These competitive differences may not be overcome and may erode our business. Agriculture in many countries is changing and new technologies (e.g., precision pest prediction or application, data management) continue to emerge. At this time, the scope and potential impact of these technologies are largely unknown but could have the potential to disrupt our business.
•Climatic conditions - Our markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations. For example, drought may reduce the need for fungicides, which could result in fewer sales and greater unsold inventories in the market, whereas excessive rain could lead to increased plant disease or weed growth requiring growers to purchase and use more pesticides. Drought and/or increased temperatures may change insect pest pressures, requiring growers to use more, less, or different insecticides. Natural disasters can impact production at our facilities in various parts of the world. The nature of these events makes them difficult to predict.
•Cyclicality - While our business is well balanced geographically, in any given calendar quarter a certain geography(ies) will predominate in light of seasonal variations in the demand for our products given the nature of the crop protection market and the geographic regions in which we operate. Unexpected market conditions in that predominating geography(ies), such as adverse weather, pest pressures, or other risks described herein, may impact our business if occurring during a calendar quarter in which such geography(ies) is predominating.
•Changing regulatory environment and public perception - Changes in the regulatory environment, particularly in the U.S., Brazil, China, India, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Additionally, changes to the regulatory environment may be influenced by non-government public pressure as a result of negative perception regarding the use of our crop protection products. We are sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes the chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which requires manufacturers to verify through a special registration system that their chemicals can be marketed safely.
•Geographic presence outside of U.S. - We have a strong presence in Latin America, Europe and Asia, as well as in the U.S. Growth of our geographic footprint particularly in Europe and key Asian countries such as India means that developments outside the U.S. will generally have a more significant effect on our operations than in the past. Our operations outside the U.S. are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions or tariffs; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.
•Climate change and government regulation of greenhouse gases - The effects of climate change such as rising sea levels, drought, flooding and general volatility in seasonal temperatures could adversely affect our operations globally. Extreme weather events attributable to climate change may result in, among other things, physical damage to our property and equipment, and interruptions to our supply chain. Climate change may also impact markets in which we sell our products, where, for example, a prolonged drought may result in decreased demand for our products. The more gradual effects of persistent temperature change in geographies with significant agricultural lands may result in changes in lands suitable for agriculture or changes in the mix of crops suitable for cultivation and the pests that may be present in such geographies. For example, prolonged increase in average temperature may make northern lands suitable for growing crops not grown historically in such climes, leading farmers to shift from crops such as wheat to soybean and may result in new or different weed, plant disease or insect pressures on such crops – such changes would impact the mix of pesticide products farmers would purchase, which may be adverse for us, depending on the local market and our product mix. Additionally, changes in the governmental regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations to significant additional costs or limits on operations.
•Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities - both chemical raw material commodities and harvested crop commodities. We may not be able to raise prices or improve productivity sufficiently to offset future increases in chemical raw material commodity pricing. Accordingly, increases in such commodity prices may negatively affect our financial results. We use hedging strategies to address material commodity price risks, where hedge strategies are available on reasonable terms. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in harvested crop commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.
•Supply arrangements - Certain raw materials are critical to our production processes and our purchasing strategy and supply chain design are complex. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products and could lead to operational disruption and increase uncertainties around business performance. We increasingly source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products.
•Economic and political change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Realignment of change in regional economic arrangements could have an operational impact on our businesses. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns in broad geographic areas, impacting our contract manufacturers and raw material suppliers.

Operational Risks:
•Market access risk - Our results may be affected by changes in distribution channels, which could impact our ability to access the market.
•Business disruptions - We produce products through a combination of owned facilities and contract manufacturers. We own and operate large-scale active ingredient manufacturing facilities in the U.S. (Mobile), Puerto Rico (Manati), China (Pudong and Jinshan), Denmark (Ronland), and India (Panoli). Our operating results are dependent in part on the continued operation of these production facilities. Interruptions at these facilities may materially reduce the productivity of a particular manufacturing facility, or the profitability of our business as a whole. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, large scale power outages and public health epidemics/pandemics. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities. Further, outbreaks of pandemics such as the COVID-19 (Wuhan) coronavirus currently impacting China and other countries, or the fear of such events, could provoke responses, including government imposed travel restrictions, which may impact: access to our production sites, the ability of raw material suppliers to produce and deliver goods to us, our ability to ship our products to production, warehousing or customer sites, or the ability of our sales organization to make sales or for customers (or indirect customers such as farmers) to purchase our products.

•Litigation and environmental risks - Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate.
•Hazardous materials - We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.
•Environmental compliance - We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, disposal and remediation of hazardous waste and other materials. We may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities or chemicals that we manufacture, handle or own. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in our manufacturing operations and transportation of chemicals. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.
•Compliance with laws and regulations - The global regulatory environment is becoming increasingly complex and requires more resources to effectively manage, which may increase the potential for misunderstanding or misapplication of regulatory standards.
•Workforce - The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management and other key members of the organization.

Technology Risks:
•Information technology security and data privacy risks - As with all enterprise information systems, our information technology systems could be penetrated by outside parties’ intent on extracting information, corrupting information, deploying ransomware, or disrupting business processes. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems, lockout from systems due to ransomware, or in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in a liability. While we have taken measures to assess the requirements of, and to comply with the European Union's General Data Protection Regulation and data privacy regulations in other countries, these measures may be challenged by authorities that regulate data-related compliance. We could incur significant expense in facilitating and responding to investigations and if the measures we have taken prove to be inadequate, we could face fines or penalties. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations.
•Technological and new product discovery/development - Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Our investment in the discovery and development of new pesticidal active ingredients relies on discovery of new chemical molecules or biological strains. Such discovery processes depend on our scientists being able to find new molecules and strains, which are novel and outside of patents held by others, and such molecules/strains being efficacious against target pests, and our ability to develop those molecules and strains into new products without creating an undue risk to human health and the environment, and then meeting applicable regulatory criteria. The timeline from active ingredient discovery through full development and product launch averages 8-10 years depending on local regulatory requirements; the complexity and duration of developing new products create risks that product concepts may fail during development or, when launched, may not meet then-current market needs or competitive conditions.

Portfolio Management and Integration Risks:
•Portfolio management risks - We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies which would include expected cost savings and revenue growth. Failure to achieve these anticipated synergies could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy. In implementing this strategy we may not be successful in separating underperforming or non-strategic assets. The gains or losses on the divestiture of, or lost operating income from, such assets (e.g., divesting) may affect the Company’s earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce earnings. Significant effort will likely be required to ensure that the right mix of resources are trained, engaged and focused on achieving business objectives while adhering to our core values of safety, ethics and compliance.
•Innovation and intellectual property - Our innovation efforts are protected by patents, trade secrets and other intellectual property rights that cover many of our current products, manufacturing processes, and product uses, as well as many aspects of our research and development activities supporting our new product pipeline. Trademarks protect valuable brands associated with our products. Patents and trademarks are granted by individual jurisdictions and the duration of our patents depends on their respective jurisdictions and payment of annuities. Our future performance will depend on our ability to address active ingredient composition of matter patent expirations through effective enforcement of our patents that continue to cover key chemical intermediates and process patents, as well as portfolio life cycle management, particularly for our high value diamide insecticides (see "Diamide Growth Strategy" and "Patents, Trademarks and Licenses" in Item 1 for more details). If our innovation efforts fail to continue to make process improvements to reduce costs, such conditions could impede our competitive position. Some of our competitors may secure patents on production methods or uses of products that may limit our ability to compete cost-effectively.
•Enforcement of intellectual property rights - The composition of matter patents on our Rynaxypyr® active ingredient is nearing its expiration in several key countries. We have a broad estate of additional patents regarding the production of Rynaxypyr® active ingredient, as well as trademark and data exclusivity protection in certain countries that extend well beyond the active ingredient composition of matter patents. (See "Diamide Growth Strategy" and "Patents, Trademarks and Licenses" in Item 1). We intend to strategically and vigorously enforce our patents and other forms of intellectual property and have done so already against several third parties. Other third parties may seek to enter markets with infringing products or may find alternative production methods that avoid infringement or we may not be successful in litigating to enforce our patents due to the risks inherent in any litigation. Patents involve complex factual and legal issues and, thus, the scope, validity or enforceability of any patent claims we have or may obtain cannot be clearly predicted. Patents may be challenged in the courts, as well as in various administrative proceedings before U.S. or foreign patent offices, and may be deemed unenforceable, invalidated or circumvented. We are currently and may in the future be a party to various lawsuits or administrative proceedings involving our patents. Such challenges can result in some or all of the claims of the asserted patent being invalidated or deemed unenforceable. In such circumstances, an adverse patent enforcement decision which could lead to the entry of competing chlorantraniliprole products in relevant markets may materially and adversely impact our financial results.
•System implementation and integration risks - Failure to successfully integrate the acquired DuPont Crop Protection Business and transition the management information systems of the DuPont Crop Protection Business from the ERP system provided under Transition Services Agreement by DuPont to a management information system integrated with FMC’s legacy processes could result in interruption of operations or failure to achieve synergies we expect. This could cause our future results of operations to be materially worse than expected.
•Major enterprise initiatives - In addition to the continued integration of the DuPont Crop Protection Business assets, we are implementing other major initiatives such as the migration to a single global instance of SAP S/4 HANA. These projects will place significant demands on certain of our internal functional groups, particularly finance and information technology. Failure to successfully execute these projects could materially and adversely affect our expected performance.
•Potential tax implications of FMC Lithium separation - We have received an opinion from outside counsel to the effect that the spin-off of FMC Lithium as a distribution to our stockholders qualified as a non-taxable transaction for U.S. federal income tax purposes. The opinion is based on certain assumptions and representations as to factual matters from both FMC and FMC Lithium, as well as certain covenants by those parties. The opinion cannot be relied upon if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect. The opinion of counsel is not binding upon the IRS or the courts and there is no assurance that the IRS or a court will not take a contrary position. It is possible that the IRS or a state or local taxing authority could take the position that aforementioned transaction results in the recognition of significant taxable gain by FMC, in which case FMC may be subject to material tax liabilities.

Financial Risks:
•Access to debt and capital markets - We rely on cash generated from operations and external financing to fund our growth and working capital needs. Limitations on access to external financing could adversely affect our operating results. Moreover, interest payments, dividends and the expansion of our business or other business opportunities may require significant amounts of capital. We believe that our cash from operations and available borrowings under our revolving credit facility will be sufficient to meet these needs in the foreseeable future. However, if we need external financing, our access to credit markets and pricing of our capital will be dependent upon maintaining sufficient credit ratings from credit rating agencies and the state of the capital markets generally. There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.
•Credit default risks - We may use our existing revolving credit facility to meet our cash needs, to the extent available. In the event of a default in this credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.
•Exposure to global economic conditions - Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect both our own and our customers' ability to meet the terms of sale or our suppliers' ability to perform all their commitments to us. A slowdown in economic growth in our international markets, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodities at prevailing international prices, and we may be unable to collect receivables from such customers.
•Foreign exchange rate risks - We are an international company operating in many countries around the world, and thus face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the Brazilian real, the euro, the Indian rupee, the Chinese yuan, the Mexican peso, the Argentine peso and the U.S. dollar. While we engage in hedging and other strategies to mitigate those risks, unexpected severe changes in foreign exchange may create risks that could materially and adversely affect our expected performance.
•Uncertain tax rates - Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at different statutory rates than the U.S. federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; currency gains and losses.
•Uncertain recoverability of investments in long-lived assets - We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities. We may recognize future impairments of long-lived assets which could adversely affect our results of operations.
•Pension and postretirement plans - Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
FMC leases executive offices in Philadelphia, Pennsylvania and operates 26 manufacturing facilities in 18 countries. Our major research and development facilities are in Newark, Delaware; Shanghai, China and Copenhagen, Denmark.
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are as follows:

	North America	Latin America	Europe, Middle East and Africa	Asia	Total
Total	5	2	6	13	26

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
As of December 31, 2019, there were approximately 10,400 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 116,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $106 million.
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
Please see Note 1 “Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 12 “Environmental Obligations” and Note 20 “Guarantees, Commitments and Contingencies” in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of FMC Corporation, the offices they currently hold, their business experience during the previous five years and their ages as of December 31, 2019, are as follows. Each executive officer has been employed by the Company for more than five years.

Name	Age	Office and year of election
Pierre R. Brondeau	62	Chief Executive Officer and Chairman of the Board (18-present); President, Chief Executive Officer and Chairman of the Board (10-18); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (08-09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (07-08); Board Member, T.E. Connectivity Electronics (07-present); Board Member, American Chemistry Council (17-present); Board Trustee, Franklin Institute (17-present), Board Member, Livent Corporation (18-present)
Mark A. Douglas	57	President and Chief Executive Officer-Elect (19-present), President and Chief Operating Officer (18-19), President, FMC Agricultural Solutions (12-18); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Board Member, Quaker Chemical (13-present); Board Member CropLife International (17-present); Board Member Pennsylvania Academy of the Fine Arts (16-present)
Andrew D. Sandifer	50	Executive Vice President and Chief Financial Officer (18-present); Vice President and Treasurer (16-18); Vice President, Corporate Transformation (14-16); Vice President, Strategic Development (10-14); Vice President, Strategic Initiatives of ARAMARK (10); Board Member, Philabundance (14-present); Board Trustee, Germantown Academy (17-present)
Michael F. Reilly	56	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (19-present); Vice President, Associate General Counsel and Chief Compliance Officer (16-19); Associate General Counsel (13-16); Board Member, First State Montessori Academy, Inc. (18-present)
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,454 registered common stockholders as of December 31, 2019.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 28, 2020, at FMC Tower, 2929 Walnut Street Philadelphia, Pennsylvania. Notice of the meeting, together with proxy materials, will be mailed approximately five weeks prior to the meeting to stockholders of record as of March 4, 2020.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2014, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2014	2015	2016	2017	2018	2019
FMC Corporation	$100.00	69.77	102.03	171.94	135.54	185.87
S&P 500 Index	100.00	101.37	113.30	137.85	132.03	173.25
S&P 500 Chemicals Index	100.00	95.88	105.45	133.42	118.15	143.88

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October	675	$82.53	—	$—	$700,000,664
November	350,000	98.07	350,000	34,323,290	665,677,374
December	664,608	98.82	664,608	65,676,754	600,000,620
Total	1,015,283	$98.55	1,014,608	$100,000,044

In 2019, 4.7 million shares were repurchased under the publicly announced repurchase program. At December 31, 2019, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2019, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2019.

	Year Ended December 31,
(in Millions, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Revenue	$4,609.8	$4,285.3	$2,531.2	$2,274.8	$2,252.9
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	821.6	740.9	158.5	197.8	(131.0)
Income (loss) from continuing operations before income taxes	655.0	608.4	95.8	111.6	(222.1)
Income (loss) from continuing operations	$543.5	$537.6	$(133.1)	$73.4	$(223.4)
Discontinued operations, net of income taxes (1)	(63.3)	(26.1)	671.5	138.3	721.9
Net income (loss)	$480.2	$511.5	$538.4	$211.7	$498.5
Less: Net income (loss) attributable to noncontrolling interest	2.8	9.4	2.6	2.6	9.5
Net income (loss) attributable to FMC stockholders	$477.4	$502.1	$535.8	$209.1	$489.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$540.7	$531.4	$(135.7)	$71.1	$(232.8)
Discontinued operations, net of income taxes	(63.3)	(29.3)	671.5	138.0	721.8
Net income (loss)	$477.4	$502.1	$535.8	$209.1	$489.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.12	$3.94	$(1.01)	$0.53	$(1.74)
Discontinued operations	(0.48)	(0.22)	5.00	1.03	5.40
Net income (loss)	$3.64	$3.72	$3.99	$1.56	$3.66
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.10	$3.91	$(1.01)	$0.53	$(1.74)
Discontinued operations	(0.48)	(0.22)	5.00	1.03	5.40
Net income (loss)	$3.62	$3.69	$3.99	$1.56	$3.66

Balance Sheet Data:
Total assets	$9,872.7	$9,974.3	$9,206.3	$6,139.3	$6,325.9
Long-term debt	3,113.9	2,531.0	3,094.2	1,801.2	2,037.8

Other Data:
Cash dividends declared per share	$1.64	$0.90	$0.66	$0.66	$0.66
____________________
(1) Discontinued operations, net of income taxes includes, in periods up to their respective dispositions, our discontinued FMC Lithium, FMC Health and Nutrition, and FMC Alkali Chemicals division. It also includes other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales. Amount in 2017 includes the divestiture gain associated with FMC Health and Nutrition. Amount in 2015 includes the divestiture gain associated with the FMC Alkali Chemicals division sale.

FORWARD-LOOKING INFORMATION

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: FMC and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained herein, in FMC’s other filings with the SEC, and in reports or letters to FMC stockholders.

In some cases, FMC has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors and other cautionary statements filed with the SEC included within this Form 10-K as well as other SEC filings and public communications. FMC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement. FMC undertakes no obligation, and specifically disclaims any duty, to update or revise any forward-looking statements to reflect events or circumstances arising after the date on which they were made, except as otherwise required by law.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an agricultural sciences company, providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. We operate in a single distinct business segment and develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. This powerful combination of advanced technologies includes leading insect control products based on Rynaxypyr® and Cyazypyr® active ingredients; Authority®, Boral®, Centium®, Command® and Gamit® branded herbicides; Talstar® and Hero® branded insecticides; and flutriafol-based fungicides. The FMC portfolio also includes biologicals such as Quartzo® and Presence® bionematicides.

2019 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2019:
•Revenue of $4,609.8 million in 2019 increased $324.5 million or approximately 8 percent versus last year. A more detailed review of revenues is included under the section entitled “Results of Operations”. On a regional basis, sales in North America increased 3 percent, sales in Latin America increased by 19 percent, primarily from growth driven by higher volumes in Brazil and Argentina, sales in Europe, Middle East and Africa increased by 4 percent and sales in Asia increased 3 percent.
•Our gross margin, excluding transaction-related charges, of $2,083.6 million increased $134.2 million or approximately 7 percent versus last year. The increase in gross margin was primarily driven by higher volumes. Gross margin, excluding transaction-related charges, as a percent of revenue remained flat at approximately 45 percent in the current year versus 2018.
•Selling, general and administrative expenses increased slightly from $790.0 million to $792.9 million. Selling, general and administrative expenses, excluding transaction-related charges, of $715.1 million increased $12.0 million or approximately 2 percent. Transaction-related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.
•Research and development expenses of $298.1 million increased $10.4 million or 4 percent. The increase was primarily due to continued investments in our global discovery and product development. We maintain our commitment to invest resources to discover new active ingredients and formulations that support resistance management and sustainable agriculture.
•Net income (loss) attributable to FMC stockholders of $477.4 million decreased $24.7 million or approximately 5 percent from $502.1 million in the prior year period. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $803.7 million increased $91.1 million or approximately 13 percent primarily due to adjusted EBITDA growth. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement under the section titled “Results of Operations”.

Other 2019 Highlights
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019. Following the distribution, we have zero shares of Livent and zero exposure to lithium markets. We have recast all the data within this filing to present FMC Lithium as a discontinued operation retrospectively for all periods presented.

2020 Outlook

Our 2020 expectation for the overall global crop protection market growth is that it will be up low-single digits in U.S. dollars. We expect all regions to be up low-single digits, primarily driven by higher volumes, in part due to new product launches in 2020, and to a lesser extent higher pricing, slightly offset by negative foreign exchange impacts.

We expect 2020 revenue will be in the range of approximately $4.8 billion to $4.95 billion, up approximately 6 percent at the midpoint versus 2019. We also expect adjusted EBITDA(1) of $1.3 billion to $1.34 billion, which represents 8 percent growth at the midpoint versus 2019 results. 2020 adjusted earnings are expected to be in the range of $6.45 to $6.70 per diluted share(1), up 8 percent at the midpoint versus 2019, excluding any impact from potential share repurchases in 2020. For cash flow outlook, refer to the liquidity and capital resources section below.

(1)Although we provide forecasts for adjusted earnings per share and adjusted EBITDA (Non-GAAP financial measures), we are not able to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Certain elements of the composition of the U.S. GAAP amounts are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided.

Results of Operations — 2019, 2018 and 2017
Overview
The following charts provide a reconciliation of Adjusted EBITDA and Adjusted Earnings, both of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA is provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, depreciation and amortization, discontinued operations, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes, discontinued operations attributable to FMC stockholders, net of income taxes, and certain Non-GAAP tax adjustments. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. These items are discussed in detail within the “Other Results of Operations” section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

(in Millions)	Year Ended December 31,
	2019	2018	2017
Revenue	$4,609.8	$4,285.3	$2,531.2
Costs and Expenses
Costs of sales and services	2,526.2	2,405.5	1,579.4
Gross Margin	$2,083.6	$1,879.8	$951.8
Selling, general and administrative expenses	792.9	790.0	581.7
Research and development expenses	298.1	287.7	138.4
Restructuring and other charges (income)	171.0	61.2	73.2
Total costs and expenses	$3,788.2	$3,544.4	$2,372.7
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest income, interest expense, and provision for income taxes (1)	$821.6	$740.9	$158.5
Equity in (earnings) loss of affiliates	—	(0.1)	(0.1)
Non-operating pension and postretirement charges (income)	8.1	(0.5)	(16.3)
Interest income	(1.9)	(1.4)	(0.9)
Interest expense	160.4	134.5	80.0
Income from continuing operations before income taxes	$655.0	$608.4	$95.8
Provision for income taxes	111.5	70.8	228.9
Income (loss) from continuing operations	$543.5	$537.6	$(133.1)
Discontinued operations, net of income taxes	(63.3)	(26.1)	671.5
Net income (loss) (GAAP)	$480.2	$511.5	$538.4
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$171.0	$61.2	$73.2
Non-operating pension and postretirement charges (income) (4)	8.1	(0.5)	(16.3)
Transaction-related charges (5)	77.8	156.5	150.4
Discontinued operations, net of income taxes	63.3	26.1	(671.5)
Interest expense, net	158.5	133.1	79.1
Depreciation and amortization	150.1	150.2	97.8
Provision (benefit) for income taxes	111.5	70.8	228.9
Adjusted EBITDA (Non-GAAP) (2)	$1,220.5	$1,108.9	$480.0

____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.
(3)See Note 9 to the consolidated financial statements included within this Form 10-K for details of restructuring and other charges (income).
(4)Our non-operating pension and postretirement charges (income) are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our operating results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our operating results noted above. These elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.
(5)Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees. Amounts represent the following:

	Year Ended December 31,
(in Millions)	2019	2018	2017
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$77.8	$86.9	$130.2
Inventory fair value amortization (2)	—	69.6	20.2
Total transaction-related charges	$77.8	$156.5	$150.4
____________________
(1)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the consolidated statements of income (loss).
(2)These charges are included in “Costs of sales and services” on the consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION

(in Millions)	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to FMC stockholders (GAAP)	$477.4	$502.1	$535.8
Corporate special charges (income), pre-tax (1)	256.9	217.2	207.3
Income tax expense (benefit) on Corporate special charges (income) (2)	(49.2)	(52.8)	(58.0)
Corporate special charges (income), net of income taxes	$207.7	$164.4	$149.3
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	—	(0.5)	—
Discontinued operations attributable to FMC Stockholders, net of income taxes	63.3	29.3	(671.5)
Non-GAAP tax adjustments (3)	55.3	17.3	258.9
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$803.7	$712.6	$272.5
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

Revenue
2019 vs. 2018
Revenue of $4,609.8 increased $324.5 million, or approximately 8 percent versus the prior year period. The increase was driven by higher volumes, primarily in Latin America, and pricing which contributed approximately 8 percent and 3 percent, respectively, slightly offset by unfavorable foreign currency fluctuations of approximately 3 percent.
2018 vs. 2017
Revenue of $4,285.3 million increased $1,754.1 million, or approximately 69 percent versus the prior year period. The increase was primarily due to the revenue from the DuPont Crop Protection Acquisition, which was completed on November 1, 2017, and contributed approximately $1,742 million to the increase.
Refer to the Pro Forma Financial Results with the DuPont Crop Protection Business section below for further discussion.

Pro Forma Financial Results with the DuPont Crop Protection Business
We believe that reviewing our operating results by combining actual and pro forma results is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our business. Our pro forma information includes adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. Our pro forma data is also adjusted for the effects of acquisition accounting but does not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts presented are not necessarily indicative of what our results would have been had we operated the DuPont Crop Protection Business since January 1, 2017, nor our future results.

Pro Forma Financial Results
	Year Ended December 31,
(in Millions)	2019	2018	2017
Revenue
Revenue, as reported (1)	$4,609.8	$4,285.3	$2,531.2
Revenue, DuPont Crop Protection Business, pro forma (2)	—	—	1,325.4
Pro Forma Combined, Revenue (3) (4)	$4,609.8	$4,285.3	$3,856.6
___________________
(1)As reported amounts are the results of operations of our business, including the results of the DuPont Crop Protection Business Acquisition from November 1, 2017 onward.
(2)DuPont Crop Protection Business pro forma amounts include the historical results of the DuPont Crop Protection Business, prior to November 1, 2017. These amounts also include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017, including the effects of acquisition accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings or synergies that may have been or may be achieved by the combined segment.
(3)The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.
(4)For the years ended December 31, 2019 and 2018, pro forma results and actual results are the same.

Pro Forma Combined Revenue by Region (1) (2)
	Year Ended December 31,
(in Millions)	2019	2018	2017
North America	$1,121.1	$1,090.8	$941.3
Latin America	1,441.7	1,210.1	1,021.1
Europe, Middle East and Africa (EMEA)	1,001.8	966.0	920.8
Asia	1,045.2	1,018.4	973.4
Total	$4,609.8	$4,285.3	$3,856.6
___________________

(1)For the years ended December 31, 2019 and 2018, pro forma results and actual results are the same.
(2)Pro forma combined revenue by region for the year ended December 31, 2017 includes the results of the DuPont Crop Protection Business of $1,325.4 million, assuming the acquisition occurred on January 1, 2017. These amounts include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017. The pro forma combined revenue by region amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.

2019 vs. 2018
North America: Revenue increased approximately 3 percent in the year ended December 31, 2019, primarily driven by volume growth and strength of Rynaxypyr® and Cyazypyr® insect control on specialty crops, the launch of Lucento® fungicide, and strong herbicide sales in Canada.
Latin America: Revenue increased approximately 19 percent, or approximately 23 percent excluding foreign currency headwinds, for the year ended December 31, 2019 compared to the prior year period due primarily to strong demand in Brazil for insecticides on cotton, herbicides on sugarcane, and insecticides in soybean applications. Strong growth in Argentina, due to improved market access and strength of herbicides in soybean applications also contributed to the significant growth in the region.
EMEA: Revenue increased approximately 4 percent versus the prior year period, or approximately 10 percent excluding foreign currency headwinds, primarily due to the successful launch of Battle® Delta herbicides and Cyazypyr® insect control registrations across the region. Favorable weather, demand for our diamide products, and higher pricing throughout the region also contributed to the increase. These increases were partially offset by unfavorable foreign currency impacts.
Asia: Revenue increased approximately 3 percent versus the prior year period, or approximately 8 percent excluding foreign currency headwinds, primarily driven by continued strong growth in India and new products across the region. Partially offsetting the increases were adverse weather conditions in Australia and challenged rice markets in China.
In late March 2019, there was an explosion within an industrial park in China which impacted one plant operated by one of our contract manufacturing tollers. The local government has temporarily shut down the entire park to investigate the cause of the explosion. We received material from the clean out of the equipment during the fourth quarter of 2019 and we are working closely with the supplier to determine the exact re-start date of the operation. Our global manufacturing network provides significant supply chain flexibility. Due to the strength of our partnerships and our alternate sourcing options, we believe we can continue to secure supply of the active ingredients normally manufactured at this location as needed.

Pro Forma Combined Results - 2018 vs. 2017
Pro forma combined revenue of $4,285.3 million increased by approximately 11 percent versus the prior year period.
North America: Increase in the year ended December 31, 2018 was due to very strong demand for the acquired insecticides, growth in U.S. soy acreage in 2018, and strong demand across niche crops. These were partially offset by unfavorable impacts from the delayed start to the Spring season.
Latin America: Increase in the year ended December 31, 2018 was due to strong growth for the acquired insecticides in soybean and other crops, strong acreage growth in cotton and higher prices in Brazil as well as higher wheat acreage in Argentina. Partially offsetting these increases were unfavorable foreign currency impacts and severe drought in Argentina.
EMEA: Increase in the year ended December 31, 2018 was primarily due to strong growth of the acquired insecticides and herbicides, the move to direct market access in France, as well as sales synergies of legacy FMC products. These were partially offset by a forced divestiture (anti-trust remedy), unfavorable weather conditions that led to a shorter growing season and lower demand in Northern and Central Europe.
Asia: Increase in the year ended December 31, 2018 was due to strong performance in rice and soy insecticides in India and growth in rice herbicides in China which was partially offset by a forced divestiture in India (anti-trust remedy), the rationalization of the legacy portfolio in India and extreme drought conditions in Australia.

Gross margin
2019 vs. 2018
Gross margin of $2,083.6 million increased $203.8 million, or approximately 11 percent versus the prior year period. Gross margin, excluding transaction-related charges, also increased versus the prior year period by $134.2 million. The increase was primarily due to higher revenues driven by increased volume and pricing, partially offset by higher costs, primarily raw material costs.

Gross margin percent of approximately 45 percent slightly increased from approximately 44 percent in the prior year period. The increase from higher pricing was nearly offset by higher costs, primarily raw material costs. Gross margin percent, excluding transaction-related charges, of approximately 45 percent remained relatively flat compared to the prior year period.
2018 vs. 2017
Gross margin of $1,879.8 million increased $928.0 million, or approximately 97 percent versus the prior year period. Gross margin, excluding transaction-related charges, increased versus the prior year period by $977.4 million. Gross margin percent of approximately 44 percent increased from approximately 38 percent in the prior year period. Gross margin percent, excluding transaction-related charges, of approximately 45 percent increased compared to approximately 38 percent in the prior year period. The increase was primarily driven by higher margin products as well as a full year of earnings from the acquired DuPont Crop Protection Business.

Selling, general, and administrative expenses
2019 vs. 2018
Selling, general and administrative expenses of $792.9 million slightly increased by $2.9 million versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, increased $12.0 million, or approximately 2 percent, versus the prior year period.
2018 vs. 2017
Selling, general and administrative expenses of $790.0 million increased $208.3 million, or approximately 36 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, increased $251.6 million, or approximately 56 percent, versus the prior year period. The increase was primarily driven by a full year of operations of the acquired DuPont Crop Protection Business.

Research and development expenses
2019 vs. 2018
Research and development expenses of $298.1 million increased $10.4 million, or approximately 4 percent versus the prior year period primarily due to continued investments in our global discovery and product development.
2018 vs. 2017
Research and development expenses of $287.7 million increased $149.3 million, or approximately 108 percent versus the prior year period. The increase was primarily due to investments in discovery and product development from the acquired state of the art facilities from the DuPont Crop Protection Business Acquisition.

Adjusted EBITDA (Non-GAAP)

Pro Forma Financial Results
	Year Ended December 31,
(in Millions)	2019	2018	2017
Adjusted EBITDA (Non-GAAP)
Adjusted EBITDA, as reported (1)	$1,220.5	$1,108.9	$480.0
Adjusted EBITDA, DuPont Crop Protection Business, pro forma (2)	—	—	486.5
Pro Forma Combined, Adjusted EBITDA (Non-GAAP) (3) (4)	$1,220.5	$1,108.9	$966.5
___________________
(1)As reported amounts are the results of operations of our business, including the results of the DuPont Crop Protection Business Acquisition from November 1, 2017 onward.
(2)DuPont Crop Protection Business pro forma amounts include the historical results of the DuPont Crop Protection Business, prior to November 1, 2017. These amounts also include adjustments as if the DuPont Crop Protection Business Acquisition had occurred on January 1, 2017, including the effects of acquisition accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings or synergies that may have been or may be achieved by the combined segment.
(3)The pro forma combined amounts are not necessarily indicative of what the results would have been had we acquired the DuPont Crop Protection Business on January 1, 2017 or indicative of future results.
(4)For the years ended December 31, 2019 and 2018, pro forma results and actual results are the same.

2019 vs. 2018
Adjusted EBITDA of $1,220.5 million increased $111.6 million, or approximately 10 percent versus the prior year period. The increase was due to the strong demand which led to higher volumes and higher pricing as discussed above which contributed approximately 18 percent and 12 percent to the increase, respectively. The price increases were primarily seen in Latin America. These factors more than offset the higher costs, primarily driven by higher raw material costs, and unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 15 percent and 5 percent, respectively.
Pro Forma Combined Results - 2018 vs. 2017
2018 pro forma combined Adjusted EBITDA of $1,108.9 million increased approximately 15 percent compared to 2017. The increase was primarily driven by revenue growth discussed above as our sales organization leveraged valuable cross-selling opportunities due to minimal customer overlap with DuPont. Additionally, we reduced expected operating costs for the acquired DuPont Crop Protection Business through accelerated functional integration, leveraging our back office infrastructure and reducing manufacturing costs at the acquired plants. These were partially offset by higher raw material costs which have had a negative impact on results year over year. This impacted the chemical industry broadly as the Chinese government has been shutting down industrial parks as part of their environmental program. We have been able to mitigate and manage the impact on our ability to supply our customer due to our diversified supply chain network.

Other Results of Operations
Depreciation and amortization
2019 vs. 2018
Depreciation and amortization of $150.1 million remained relatively flat as compared to 2018 of $150.2 million.
2018 vs. 2017
Depreciation and amortization of $150.2 million increased $52.4 million as compared to 2017 of $97.8 million. The increase was primarily due to the increase in intangible assets and property, plant and equipment acquired as a result of the DuPont Crop Protection Business.

Interest expense, net
2019 vs. 2018
Interest expense, net of $158.5 million increased by $25.4 million, or approximately 19 percent, compared to $133.1 million in 2018. The increase was driven by the issuance of the Senior Notes discussed further below, which increased interest expense by approximately $7 million, and higher average foreign debt balances throughout the year, which increased interest expense by approximately $17 million.
2018 vs. 2017
Interest expense, net of $133.1 million increased by approximately 68 percent compared to $79.1 million in 2017. The increase was driven by the addition of the 2017 Term Loan Facility, used to fund the 2017 acquisition, which increased interest expense by approximately $30 million, and higher interest rates which increased interest expense by approximately $6 million. The remaining increase of approximately $17 million was due to zero interest allocated to discontinued operations in 2018 as compared to 2017, due to the divestment of the FMC Health and Nutrition business to DuPont in 2017. Interest was previously allocated in accordance with relevant discontinued operations accounting guidance.

Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Restructuring charges	$62.2	$124.1	$8.5
Other charges (income), net	108.8	(62.9)	64.7
Total restructuring and other charges (income) (1)	$171.0	$61.2	$73.2
_______________
(1) See Note 9 to the consolidated financial statements included in this Form 10-K for more information.

2019
Restructuring charges in 2019 primarily consisted of $34.1 million of charges related to our decision to exit sales of all carbofuran formulations globally and $26.4 million of charges associated with the integration of the DuPont Crop Protection Business. These charges included severance, accelerated depreciation on certain fixed assets, and other costs (benefits). There were other miscellaneous restructuring charges $1.7 million. We expect integration-related activity to end in 2020.
Other charges (income), net in 2019 primarily consists of charges of environmental sites. During the fourth quarter of 2019, we recorded a charge of $72.8 million a result of an unfavorable court ruling we received in relation to the Pocatello Tribal Litigation at one of our environmental sites. See Note 12 for further information regarding this matter.
2018
Restructuring charges in 2018 were primarily associated with restructuring charges associated with the integration of the DuPont Crop Protection Business. These charges primarily consisted of approximately $59 million of charges related to the change in our market access model in India and approximately $28 million of charges due to our decision to exit the Ewing R&D center. Refer to Note 9 for more information. Other restructuring charges as we continue to integrate the acquired DuPont Crop Protection Business totaled approximately $22 million.
Other charges (income), net in 2018 primarily consists of income from the gain on sales of $87.2 million from the divestment of a portion of FMC's European herbicide portfolio to Nufarm Limited and certain products of our India portfolio to Crystal Crop Protection Limited. These divestitures satisfied FMC's commitment to the European Commission and the Competition Commission of India, respectively, for regulatory requirements in order to complete the DuPont Crop Protection Acquisition. Additionally, there were environmental related charges of $21.7 million for remediation activities and $2.6 million of other charges.
2017
Restructuring charges in 2017 includes impairment charges of intangible assets of $2.2 million and asset write-downs of approximately $5.5 million. Amounts also include miscellaneous restructuring charges of $0.8 million.
Other charges (income), net in 2017 consisted of a $42.1 million impairment on certain indefinite-lived intangible assets from the acquired DuPont Crop Protection Business Acquisition as a result of a triggering event due to the Tax Cuts and Jobs Act ("the Act"). Other charges (income) also includes $16.2 million for environmental sites. Additionally, we incurred exit costs of $4.8 million resulting from the termination and de-consolidation of our interest in a variable interest entity that was previously consolidated. We had other miscellaneous charges, net of approximately $1.6 million.
Non-operating pension and postretirement (charges) income
2019 vs. 2018
The charge for 2019 was $8.1 million compared to income of $0.5 million in 2018. The change was due to lower expected return on plan assets of approximately $10 million resulting from the full shift to a fixed income investment portfolio for the full year of 2019 versus the shift to a primarily fixed income investment portfolio for only a portion of the year in 2018.
2018 vs. 2017
The income for 2018 was $0.5 million compared to $16.3 million in 2017. The decrease was primarily due to lower expected return on plan assets due to the partial shift to a primarily fixed income investment portfolio of approximately $16 million versus 2017. See Note 15 for more information.

Transaction-related charges
A detailed description of the transaction related charges is included in Note 5 to the consolidated financial statements included within this Form 10-K.

Provision for income taxes
A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Singapore, Hong Kong, and Switzerland), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at more favorable statutory rates than the United States federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; and the potential decision to repatriate certain future foreign earnings on which United States or foreign withholding taxes have not been previously accrued.

Provision for income taxes for 2019 was expense of $111.5 million resulting in an effective tax rate of 17.0 percent. Provision for income taxes for 2018 was expense of $70.8 million resulting in an effective tax rate of 11.6 percent. Provision for income taxes for 2017 was expense of $228.9 million resulting in an effective tax rate of 238.9 percent primarily attributable to the $303.6 million of provisional tax expense associated with the Act. Note 13 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes. We believe showing the reconciliation below of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Year Ended December 31,
	2019			2018			2017
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$655.0	$111.5	17.0%	$608.4	$70.8	11.6%	$95.8	$228.9	238.9%
Corporate special charges	256.9	49.2		217.2	52.8		207.3	58.0
Tax adjustments (1)		(55.3)			(17.3)			(258.9)
	$911.9	$105.4	11.6%	$825.6	$106.3	12.9%	$303.1	$28.0	9.2%
_______________
(1)Tax adjustments in 2019 are materially attributable to the effects of tax law changes and the realizability of deferred tax assets in certain jurisdictions. Tax adjustments in 2018 are materially attributable to the effects of the Act and primarily relate to the one-time transition tax, the decrease in the U.S. federal tax rate, and the realizability of certain U.S. state deferred tax assets. Tax adjustments in 2017 were primarily associated with the provisional income tax expense recorded as a result of the enactment of the Act in December 2017. See Note 13 to the consolidated financial statements included within this Form 10-K for additional discussion.

The primary drivers for the fluctuations in the effective tax rate for each period are provided in the table above. Excluding the items in the table above, the changes in the effective tax rate were primarily due to the impact of geographic mix of earnings among our global subsidiaries. See Note 13 to the consolidated financial statements for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
Discontinued operations, net of income taxes
Our discontinued operations, in periods up to its disposition, represent our discontinued FMC Lithium and FMC Health and Nutrition business results as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. See Note 11 to the consolidated financial statements for additional details on our discontinued operations.
2019 vs. 2018
Discontinued operations, net of income taxes represented a loss of $63.3 million in 2019 compared to a loss of $26.1 million in 2018. The current year included the net loss from our discontinued FMC Lithium segment, primarily due to separation-related costs, up to its separation date on March 1, 2019, compared to income for the full year in 2018. Offsetting the loss was the gain on sale from the sale of the first of two parcels of land of our discontinued site in Newark, California in the current year. During 2018, we recorded a charge of approximately $106 million as a result of active negotiations for a settlement agreement primarily to address discontinued operations at our Middleport, New York plant which was the subject of an Administrative Order on Consent entered into with the EPA and NYSDEC in 1991. The charge consisted of incremental estimated costs of remediation for certain offsite operable units associated with historic site operations as we engaged in settlement discussions with NYSDEC to resolve the path forward regarding remediation. Refer to Note 12 for further details.
2018 vs. 2017
Discontinued operations, net of income taxes represented a loss of $26.1 million in 2018 compared to income of $671.5 million in 2017. The decrease was primarily driven by the divestiture of FMC Health and Nutrition to DuPont in the fourth quarter of 2017 which resulted in an after-tax gain of approximately $727 million, which did not recur in 2018. Discontinued operations, net of income taxes, in 2017 also includes the impairment charge of approximately $148 million, net of tax, to reflect the write down of our Omega-3 business to its sales price. During 2018, we recorded a charge of approximately $106 million related to our discontinued environmental site at our Middleport, New York. Refer to Note 12 for further details.

Net income (loss) attributable to FMC stockholders
2019 vs. 2018
Net income attributable to FMC stockholders decreased to $477.4 million from $502.1 million. The decrease was primarily due to higher costs and expenses, particularly restructuring and other charges associated with environmental remediation at our decommissioned plant near Pocatello, higher tax provisions, and higher net interest expense. This was partially offset by higher adjusted EBITDA from higher volumes and pricing.
2018 vs. 2017
Net income attributable to FMC stockholders decreased to $502.1 million from $535.8 million. The decrease was primarily due to the gain on sale recorded in discontinued operations, net of income taxes in 2017 as well as charges related to the Middleport environmental settlement as discussed above. These were partially offset by higher income from continuing operations driven by a full year of results from the DuPont Crop Protection Business, which was completed on November 1, 2017.

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2019 and 2018, were $339.1 million and $134.4 million, respectively. Of the cash and cash equivalents balance at December 31, 2019, $181.5 million was held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. See Note 13 to the consolidated financial statements included within this Form 10-K for more information.
At December 31, 2019, we had total debt of $3,258.8 million as compared to $2,692.7 million at December 31, 2018. Total debt included $3,031.1 million and $2,145.0 million of long-term debt (excluding current portions of $82.8 million and $386.0 million) at December 31, 2019 and 2018, respectively. As of December 31, 2019, we were in compliance with all of our debt covenants. See Note 14 in the consolidated financial statements included in this Form 10-K for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2020.
The increase in long-term debt was primarily due to the issuance of Senior Notes discussed further below. Partially offsetting the increase were partial paydowns on the 2017 Term Loan Facility, which is scheduled to mature on November 1, 2022. The borrowings under the 2017 Term Loan Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the 2017 Term Loan Facility.
Our short-term debt consists of foreign borrowings and our commercial paper program. Foreign borrowings increased from $106.5 million at December 31, 2018 to $144.9 million at December 31, 2019 while outstanding commercial paper decreased entirely from $55.2 million at December 31, 2018. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2019, we had no borrowings outstanding under the commercial paper program.
Senior Notes
On September 20, 2019, we issued $500 million aggregate principal amount of 3.200% Senior Notes due 2026, $500 million aggregate principal amount 3.450% Senior Notes due 2029, and $500 million aggregate principal amount 4.500% Senior Notes due 2049. A portion of the net proceeds from the offering were used for paydowns of outstanding commercial paper, 2017 Term Loan Facility balances, and general corporate purposes. We used the remaining net proceeds of approximately $300 million to redeem all of our Senior notes that matured in the fourth quarter of 2019.
Fees incurred to secure the senior notes have been deferred and will be amortized over the terms of the arrangement.
See Note 19 for details on the interest rate swap settlement which will also be amortized over the terms of the arrangement.
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
Statement of Cash Flows
Cash provided (required) by operating activities was $555.6 million, $362.7 million and $232.0 million for 2019, 2018 and 2017, respectively.

The table below presents the components of net cash provided (required) by operating activities. For comparability, the prior period amounts for "Change in all other operating assets and liabilities" have been recast to reflect the current period presentation.

(in Millions)	Year ended December 31,
	2019	2018	2017
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension expense and postretirement charges, interest expense, net and income taxes	$821.6	$740.9	$158.5
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	398.9	367.9	321.4
Operating income before depreciation and amortization (Non-GAAP)	$1,220.5	$1,108.8	$479.9
Change in trade receivables, net (1)	(123.5)	(281.5)	(191.1)
Change in guarantees of vendor financing	8.6	15.4	(54.7)
Change in advance payments from customers (2)	34.1	80.2	141.1
Change in accrued customer rebates (3)	(85.8)	104.1	16.9
Change in inventories (4)	6.4	(200.7)	(102.8)
Change in accounts payable (5)	103.0	166.7	304.3
Change in all other operating assets and liabilities (6)	(208.5)	(187.5)	(95.4)
Operating cash flows (Non-GAAP)	$954.8	$805.5	$498.2
Restructuring and other spending (7)	(18.6)	(25.2)	(7.3)
Environmental spending, continuing, net of recoveries (8)	(18.3)	(20.3)	(20.2)
Pension and other postretirement benefit contributions (9)	(13.4)	(37.5)	(55.3)
Net interest payments (10)	(140.9)	(133.4)	(82.2)
Tax payments, net of refunds (11)	(130.9)	(125.3)	(22.3)
Transaction and integration costs (12)	(77.1)	(101.1)	(78.9)
Cash provided (required) by operating activities of continuing operations	$555.6	$362.7	$232.0
____________________
(1)The change in trade receivables in all periods was primarily driven by timing of collections, largely due to seasonality. Additionally, the change in 2018 was related to receivable build from the acquired DuPont Crop Protection Business as we did not acquire any receivables as part of the transaction. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for all periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2019, we collected approximately $1,070 million of receivables in Brazil.
(2)Advance payments are typically received in the fourth quarter of each year, primarily in our North America operations as revenue associated with advance payments is recognized, generally in the first half of each year following the seasonality of that business, as shipments are made and title, ownership and risk of loss pass to the customer.
(3)These rebates are primarily associated with North America and to a lesser extent Brazil and in North America are generally settled in the fourth quarter of each year given the end of that region's crop cycle. The changes year over year are primarily associated with the mix in sales eligible for rebates and incentives and timing of rebate payments. Additionally, the change in 2018 was related to the build in rebates as we did not acquire the rebates of the DuPont Crop Protection Business as part of the transaction.
(4)Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. The increase in the change in 2018 was also driven by recovering inventory levels due to a faster return to full production from our China toll manufacturing partners.
(5)The change in cash flows related to accounts payable is primarily due to timing of payments made to suppliers and vendors. Timing in 2019 was partially impacted during portions of 2019 from global supply chain issues, primarily in China, which required us to obtain raw materials on payment terms shorter than normal. The change in accounts payable in both 2018 and 2017 was primarily impacted by the payable build from the acquired DuPont Crop Protection Business as we did not acquire any payables as part of the transactions.

(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the 2019 and 2018 period includes the effects of the unfavorable contracts amortization of approximately $116 million and $103 million, respectively.
(7)See Note 9 to the consolidated financial statements included in this Form 10-K for further details.
(8)Included in our results for each of the years presented are environmental charges for environmental remediation of $108.7 million, $21.7 million and $16.2 million, respectively. The amounts in 2019 will be spent in future years. The amounts represent environmental remediation spending which were recorded against pre-existing reserves, net of recoveries. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(9)Amounts include voluntary contributions to our U.S. qualified defined benefit plan of $7.0 million, $30.0 million and $44.0 million, respectively. These amounts are in excess of the minimum requirements. Our contributions in excess of minimums are done with the objective of avoiding variable rate Pension Benefit Guaranty Corporation premiums as well as potentially reducing future funding volatility.
(10)The increase in interest payments in 2019 was primarily due to higher foreign borrowings and the issuance of the Senior Notes during the year. The increase in 2018 was primarily due to higher foreign debt balances, the addition of the 2017 Term Loan Facility, and increases in interest rates.
(11)Tax payments in 2019 primarily represent the payments of tax attributable to the Nufarm Limited sale, transition tax, and tax payments related to the acquired DuPont Crop Protection Business. Tax payments in 2018 primarily represent the payments of tax attributable to the FMC Health and Nutrition segment disposition, transition tax and full year tax payments related to the acquired DuPont Crop Protection Business.
(12)Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. We expect these payments to cease by the end of 2020. See Note 5 to the consolidated financial statements for more information.

Cash provided (required) by operating activities of discontinued operations was $(67.1) million, $5.7 million and $103.5 million for 2019, 2018 and 2017, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Amounts in all periods also include the operating activities of our discontinued FMC Lithium segment, which was separated on March 1, 2019. Amounts in 2017 include the operating activities of our discontinued FMC Health and Nutrition segment and were partially offset by divestiture costs associated with its sale, which was completed on November 1, 2017.
Cash provided (required) by investing activities of continuing operations was $(195.9) million, $(37.5) million and $(1,288.5) million for 2019, 2018 and 2017, respectively.
Cash required in 2019 is primarily due to capital expenditures and spending related to our contract manufacturing arrangements, as well as continued spending associated with the implementation of a new SAP system.
Cash required in 2018 is primarily due to higher capital expenditure spending as well as incremental capitalizable corporate level spending associated with the implementation of a new SAP system, partially offset by the sale of product portfolios of approximately $88 million that were required to complete the DuPont Crop Protection Business Acquisition.
The cash required by investing activities in 2017 was primarily due to the acquisition of the DuPont Crop Protection Business.
Cash provided (required) by investing activities of discontinued operations was $9.2 million, $(93.4) million and $(45.3) million for 2019, 2018 and 2017, respectively.
Cash provided by investing activities of discontinued operations in 2019 represents the proceeds from the sale of the first of two parcels of land of our discontinued site in Newark, California partially offset by capital expenditures of our discontinued FMC Lithium segment. Cash required by investing activities of discontinued operations in 2018 represents the working capital payment associated with the divestiture of FMC Health and Nutrition as well as the capital expenditures of our discontinued FMC Lithium segment.
Cash required by investing activities of discontinued operations in 2017 represents the capital expenditures of our discontinued FMC Lithium and FMC Health and Nutrition segments, partially offset by the cash proceeds from the sale of the Omega-3 business for $38.0 million.
Cash provided (required) by financing activities was $(87.0) million, $(397.3) million and $1,213.1 million in 2019, 2018 and 2017, respectively.
The change in cash required by financing activities in 2019 is primarily due to the proceeds from the Senior Notes offset by cash outflows including higher repurchases of common stock, repayment of long-term debt, and higher dividend payments in the current period as compared to the prior period. The prior period included the net proceeds from the IPO of FMC Lithium which were more than offset by repayments of long-term debt, dividend payments and repurchases of common stock.

The change in cash required by financing activities in 2018 is due to higher repayments of long-term debt of approximately $200 million as compared to 2017 and $200 million in repurchases of common stock as part of the publicly announced repurchase program. Additionally, there were significant borrowings of long-term debt in 2017 to fund the DuPont transaction. The cash required in 2018 was partially offset by the proceeds received from the IPO of FMC Lithium of $363.6 million.
Cash provided (required) by financing activities was $(37.2) million, $34.0 million and zero in 2019, 2018 and 2017, respectively.
Cash required by financing activities of discontinued operations in 2019 represents debt repayments on FMC Lithium's external debt as well as cash payments associated with its separation. Cash provided by financing activities of discontinued operations in 2018 represents the proceeds from borrowing of long-term debt of our discontinued FMC Lithium segment.

Free Cash Flow
We define free cash flow, a Non-GAAP financial measure, as all cash inflows and outflows excluding those related to financing activities (such as debt repayments, dividends, and share repurchases) and acquisition related investing activities. Free cash flow is calculated as all cash from operating activities reduced by spending for capital additions and other investing activities as well as legacy and transformation spending. Therefore, our calculation of free cash flow will almost always result in a lower amount than cash from operating activities from continuing operations, the most directly comparable U.S. GAAP measure. However, the free cash flow measure is consistent with management's assessment of operating cash flow performance and we believe it provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions and return capital to shareholders through share repurchases and dividends.
Our use of free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under U.S. GAAP. First, free cash flow is not a substitute for cash provided (required) by operating activities of continuing operations, as it is not a measure of cash available for discretionary expenditures since we have non-discretionary obligations, primarily debt service, that are not deducted from the measure. Second, other companies may calculate free cash flow or similarly titled Non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison. Additionally, the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, free cash flow should be considered along with cash provided (required) by operating activities of continuing operations and other comparable financial measures prepared and presented in accordance with U.S. GAAP.
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure.

FREE CASH FLOW RECONCILIATION

(in Millions)	Year ended December 31,
	2019	2018	2017
Cash provided (required) by operating activities of continuing operations (GAAP)	$555.6	$362.7	$232.0
Transaction and integration costs (1)	77.1	101.1	78.9
Adjusted cash from operations (2)	$632.7	$463.8	$310.9

Capital expenditures (3)	(93.9)	(83.0)	(38.3)
Other investing activities (3)(4)	(54.0)	(13.6)	(24.6)
Capital additions and other investing activities	$(147.9)	$(96.6)	$(62.9)

Cash provided (required) by operating activities of discontinued operations (5)	(67.1)	5.7	103.5
Cash provided (required) by investing activities of discontinued operations (5)	9.2	(93.4)	(45.3)
Transaction and integration costs (1)	(77.1)	(101.1)	(78.9)
Investment in Enterprise Resource Planning system (3)	(48.0)	(48.5)	—
Legacy and transformation (6)	$(183.0)	$(237.3)	$(20.7)

Free cash flow (Non-GAAP)	$301.8	$129.9	$227.3
___________________

(1) Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 5 to the consolidated financial statements for more information.
(2) Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction-related cash flows, which are included within Legacy and transformation.
(3) Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4) Cash spending associated with contract manufacturers was $51.7 million, $13.1 million and $11.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(5) Refer to the above discussion for further details.
(6) Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2020 Cash Flow Outlook
Our cash needs for 2020 include operating cash requirements (which are impacted by contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2019 our remaining borrowing capacity under our credit facility was $1,283.0 million.
We expect 2020 free cash flow (Non-GAAP) to increase to a range of approximately $425 million to $525 million, driven by higher cash from operating activities, partially offset by higher capital expenditures and higher legacy and transformation costs. We continue to believe we can drive free cash conversion substantially higher over the next two to three years as we finalize our SAP system implementation, ending the three-year period of high cash spending on transformation activity and as we drive further improvement in working capital performance and continue to increase revenue and Adjusted EBITDA.
Although we provide a forecast for free cash flow, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP, which is cash provided (required) by operating activities of continuing operations. Certain elements of the composition of the U.S. GAAP amount are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided.
Cash from operating activities of continuing operations
We expect higher cash from operating activities, excluding the effects of transaction-related cash flows, primarily driven by higher forecasted Adjusted EBITDA as well as continued improvement in working capital, to be in the range of approximately $735 million to $935 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2020. The plan is fully funded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2020 spending includes approximately $45 million to $55 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $36 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation described in Note 12. In addition to the expected 2020 payments for Pocatello, the judgment resulted in the requirement for future payments of $1.5 million annually thereafter. On February 4, 2020, the Ninth Circuit granted our motion to stay the mandate and as a result, payment of the judgement, if necessary, will not take place until final disposition by the Supreme Court.
Total projected 2020 environmental spending, inclusive of both sites accounted for within continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of $98 million to $108 million.

Restructuring and asset retirement obligations
We expect to make payments of approximately $30 million to $34 million in 2020, of which approximately $12 million is related to exit and disposal costs as a result of our decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products). See Note 9 for more information.
Capital additions and other investing activities
Projected 2020 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $135 million to $185 million. The spending is primarily driven by diamide capacity expansion and new active ingredient capacity. Expenditures related to contract manufacturers are included within “other investing activities”.
Legacy and transformation
Projected 2020 legacy and transformation spending are expected to be in the range of approximately $175 million to $225 million. This is primarily driven by continued spending associated with the three-year implementation of a new SAP system and related costs we expect to continue to incur associated with the remaining integration of the DuPont Crop Protection Business due to its significance and complexity. Total spending related to these initiatives is expected to be approximately $125 million. Costs for these initiatives are expected to be immaterial beyond 2020.
Projected 2020 spending includes approximately $48 million to $58 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in the second quarter of 2019 at our Middleport, New York site. The settlement will result in spending of approximately $20 million to $30 million per year for 2020 and 2021, due to front loading of reimbursement in installments of past costs, and a $10 million maximum per year, on average, until the remediation is complete. See Note 12 for further information.
Total projected 2020 environmental spending, inclusive of both sites accounted for within continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $98 million to $108 million.
Share repurchases
During the year ended December 31, 2019, 4.7 million shares were repurchased under the publicly announced repurchase program. At December 31, 2019, approximately $600 million remained unused under our Board-authorized repurchase program. We intend to purchase between $400 million to $500 million of our common shares in 2020. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
Dividends
On January 16, 2020, we paid dividends aggregating $57.0 million to our shareholders of record as of December 31, 2019. This amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, we paid $210.3 million, $89.2 million and $88.8 million in dividends, respectively.
Commitments
We provide guarantees to financial institutions on behalf of certain customers, principally customers in Brazil, for their seasonal borrowing. The total of these guarantees was $77.8 million at December 31, 2019. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
In connection with certain of our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. In cases where it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss, no specific liability has been recorded. If triggered, we may be able to recover certain of the indemnity payments from third parties. In cases where it is possible, we have recorded a specific liability within our Reserve for Discontinued Operations. Refer to Note 11 for further details.

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2020	2021	2022	2023	2024 & beyond	Total
Debt maturities (1)	$227.7	$1.6	$1,100.9	$0.3	$1,950.0	$3,280.5
Contractual interest (2)	114.9	114.9	114.9	72.8	781.5	1,199.0
Lease obligations (3)	38.3	28.3	24.1	19.0	133.1	242.8
Derivative contracts	8.7	0.2	—	—	—	8.9
Purchase obligations (4)	389.1	324.5	123.1	127.9	161.3	1,125.9
Total (5)	$778.7	$469.5	$1,363.0	$220.0	$3,025.9	$5,857.1
____________________
(1)  Excluding discounts.
(2)  Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $800.0 million of long-term debt subject to variable interest rates at December 31, 2019. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2019. Variable rates are determined by the market and will fluctuate over time.
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
(5) As of December 31, 2019, the liability for uncertain tax positions was $71.4 million. This liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid. Also excluded from the table above is the liability attributable to the transition tax on deemed repatriated foreign earnings incurred as a result of the Act of $139.3 million.
Contingencies
See Note 20 to our consolidated financial statements included in this Form 10-K.

Climate Change
As a global corporate citizen, we are concerned about the consequences of climate change and will take prudent and cost effective actions that reduce Green House Gas (GHG) emissions to the atmosphere.
FMC is committed to continuing to do its part to address climate change and its impacts. In 2019 we set new environmental goals to reflect the changes to our business with the acquisition of the DuPont Crop Protection Business and the separation of the FMC Lithium business. Our new 2030 intensity reduction targets for energy and greenhouse gas emissions are both 25 percent from our 2018 baseline year. FMC has been reporting its GHG emissions and mitigation strategy to CDP (formerly Carbon Disclosure Project) since 2016. FMC detailed the business risks and opportunities we have due to climate change and its impacts in our CDP climate change reports. In recognition of our commitment to address climate change, FMC enhanced its CDP Climate Change score from a “C” in 2018 to a “B” in 2019.
Even as we take action to control the release of GHGs, additional warming is anticipated. Long-term, higher average global temperatures could result in induced changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain FMC’s production capacity and could lead to possible increased sourcing costs. Depending on how pervasive the climate impacts are in the different geographic locations experiencing changes in natural resources, FMC’s customers could be impacted. Demand for FMC’s products could increase if our products meet our customers’ needs to adapt to climate change impacts or decrease if our products do not meet their needs. Within our own operations, we continually assess our manufacturing sites worldwide for risks and opportunities to increase our preparedness for climate change. We are continuing to evaluate sea level rise and storm surge at our plants to understand timing of potential impacts and proactive responses that may need to be taken. To lessen FMC’s overall environmental footprint, we have taken actions to increase the energy efficiency in our manufacturing sites. We have also committed to new 2030 goals to reduce our water use intensity in high-risk areas by 20 percent and to maintain our 2018 waste disposed intensity which otherwise would increase by 55 percent due to expected growth and shifts in production mix.
In our product portfolio, we see market opportunities for our products to address climate change and its impacts. For example, FMC's agricultural products can help customers increase yield, energy and water efficiency, and decrease greenhouse gas emissions. Our products can also help growers adapt to more unpredictable growing conditions and the effects these types of threats have on crops. FMC has committed to invest 100% of our innovation budget to developing sustainable products and solutions for future use.
We are improving existing products and developing new platforms and technologies that help mitigate impacts of climate change. FMC is developing products with a lighter environmental footprint in its biologicals products. These opportunities could lead to new products and services for our existing and potential customers. Beyond our products and operations, FMC recognizes that energy consumption throughout our supply chain can impact climate change and product costs. Therefore, we will actively work with our entire value chain - suppliers, contractors, and customers - to improve their energy efficiencies and to reduce their GHG emissions.
We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. In December 2015, 195 countries at the United Nations Climate Change Conference in Paris reached an agreement to reduce GHGs. It remains to be seen how and when each of these countries will implement this agreement. The United States was a signatory to the Paris Agreement. Then on November 4, 2019, the United States announced that it will begin formally withdrawing the US from the Paris climate accord, the first step in a year-long process that will lead to a complete withdrawal just after the 2020 presidential election.
Notwithstanding the United States’ withdrawal from the Paris Agreement, FMC will actively manage climate risks and incorporate them in our decision making as indicated in our responses to the CDP Climate Change Module. The United States Climate Alliance, a coalition of 24 states (governing 55 percent of the population) and unincorporated self-governing territories in the United States have expressed their commitment to upholding the objectives of the 2015 Paris Agreement on climate change within their borders. Several of our manufacturing and R&D sites fall within this alliance territory. FMC remains deeply committed to reducing our GHG emissions and energy consumption at all our facilities around the world.
Some of our foreign operations are subject to national or local energy management or climate change regulation, such as our plant in Denmark that is subject to the EU Emissions Trading Scheme. At present, that plant’s emissions are below its designated cap.
In December 2019, the European Commission approved the European Green Deal, with the goal of making the EU carbon neutral by 2050. The Deal includes investment plans and a roadmap to fight against climate change. FMC is closely following updates and the discussion surrounding the Green Deal. The costs of complying with possible future requirements are difficult to estimate at this time.
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
Off-Balance Sheet Arrangements
See Note 20 to our consolidated financial statements included in this Form 10-K and Part I, Item 3 - Legal Proceedings for further information regarding any off-balance sheet arrangements.
Fair Value Measurements
See Note 19 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding our fair value measurements.

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
Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. In the fourth quarter of 2019, we increased our reserves for the Pocatello Tribal Matter by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs. See Note 12 for further information. All other environmental provisions incorporate inflation and are not discounted to their present value.
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
See Note 12 to our consolidated financial statements included in this Form 10-K for changes in estimates associated with our environmental obligations.

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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2019, we determined that no goodwill and indefinite-lived intangible assets impairment charge to our continuing operations was required.
See Note 9 to our consolidated financial statements included in this Form 10-K for charges associated with long-lived asset disposal costs and the activity associated with the restructuring reserves.

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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2019, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 3.22 percent for our U.S. qualified plan, 2.74 percent for our U.S. nonqualified, and 2.89 percent for our U.S. other postretirement benefit plans.
The discount rates used to determine projected benefit obligation at our December 31, 2019 and 2018 measurement dates for the U.S. qualified plan were 3.22 percent and 4.35 percent, respectively. The effect of the change in the discount rate from 4.35 percent to 3.22 percent at December 31, 2019 resulted in a $152.8 million increase to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate used to determine net annual benefit cost (income) from 3.68 percent at December 31, 2018 to 4.36 percent at December 31, 2019 resulted in a $0.5 million decrease to the 2019 U.S. qualified pension expense.
The change in discount rate from 4.35 percent at December 31, 2018 to 3.22 percent at December 31, 2019 was attributable to an increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2018 and 2019 measurement dates. Using the December 31, 2019 and 2018 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 3.22 percent and 4.35 percent, respectively.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. Our long-term rate of return for the fiscal year ended December 31, 2019, 2018 and 2017 was 4.25 percent, 5.00 percent and 6.50 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $72.1 million and $62.4 million at December 31, 2019 and 2018, respectively, and decreased pension and other postretirement benefit costs by $0.6 million, $0.4 million and $0.4 million for 2019, 2018 and 2017, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $79.4 million and $68.3 million at December 31, 2019 and 2018, respectively, and increased pension and other postretirement benefit cost by $0.5 million, $0.1 million and $0.4 million for 2019, 2018 and 2017, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $6.3 million, $6.4 million and $6.0 million for 2019, 2018 and 2017, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $6.3 million, $6.4 million and $6.0 million for 2019, 2018 and 2017, respectively.
Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 15 to our consolidated financial statements in this Form 10-K.

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
See Note 13 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding income taxes.

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
At December 31, 2019, our net financial instrument position was a net liability of $8.9 million compared to a net asset of $11.4 million at December 31, 2018. The change in the net financial instrument position was primarily due to exchange rate fluctuations in our foreign exchange portfolio.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Foreign Currency Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Chinese yuan, the Brazilian real, Mexican peso, Indian rupee and the Argentine peso. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2019 and 2018, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2019	$(8.0)	$55.9	$(75.4)

Net asset/(liability) position at December 31, 2018	11.6	19.2	(16.7)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the quarter ended December 31, 2019, we had outstanding contracts in place to swap portions of our variable-rate debt to fixed-rate debt with an aggregate notional value of $200.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at December 31, 2019 and 2018, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset/(liability) position at December 31, 2019	$(0.9)	$—	$(1.9)

Net asset/(liability) position at December 31, 2018	(0.2)	2.2	(2.7)

Our debt portfolio at December 31, 2019 is composed of 80 percent fixed-rate debt and 20 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Credit Facility, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2019, a one percentage point increase in interest rates would have increased gross interest expense by $6.4 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $6.4 million for the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2019	2018	2017
Revenue	$4,609.8	$4,285.3	$2,531.2
Costs and Expenses
Costs of sales and services	2,526.2	2,405.5	1,579.4

Gross Margin	$2,083.6	$1,879.8	$951.8

Selling, general and administrative expenses	792.9	790.0	581.7
Research and development expenses	298.1	287.7	138.4
Restructuring and other charges (income)	171.0	61.2	73.2
Total costs and expenses	$3,788.2	$3,544.4	$2,372.7
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$821.6	$740.9	$158.5
Equity in (earnings) loss of affiliates	—	(0.1)	(0.1)
Non-operating pension and postretirement charges (income)	8.1	(0.5)	(16.3)
Interest income	(1.9)	(1.4)	(0.9)
Interest expense	160.4	134.5	80.0
Income (loss) from continuing operations before income taxes	$655.0	$608.4	$95.8
Provision (benefit) for income taxes	111.5	70.8	228.9
Income (loss) from continuing operations	$543.5	$537.6	$(133.1)
Discontinued operations, net of income taxes	(63.3)	(26.1)	671.5
Net income (loss)	$480.2	$511.5	$538.4
Less: Net income (loss) attributable to noncontrolling interests	2.8	9.4	2.6
Net income (loss) attributable to FMC stockholders	$477.4	$502.1	$535.8
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$540.7	$531.4	$(135.7)
Discontinued operations, net of income taxes	(63.3)	(29.3)	671.5
Net income (loss) attributable to FMC stockholders	$477.4	$502.1	$535.8
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.12	$3.94	$(1.01)
Discontinued operations	(0.48)	(0.22)	5.00
Net income (loss) attributable to FMC stockholders	$3.64	$3.72	$3.99
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.10	$3.91	$(1.01)
Discontinued operations	(0.48)	(0.22)	5.00
Net income (loss) attributable to FMC stockholders	$3.62	$3.69	$3.99
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$480.2	$511.5	$538.4
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(18.5)	$(100.8)	$172.7
Reclassification of foreign currency translations losses	—	—	13.9
Total foreign currency adjustments (1)	$(18.5)	$(100.8)	$186.6

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $(16.7), $2.6 and $0.5	$(69.0)	$13.7	$(1.2)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(3.0), $(3.1) and $(0.1) (3)	(8.2)	(7.7)	(0.7)
Total derivative instruments, net of tax of $(19.7), $(0.5) and $0.4	$(77.2)	$6.0	$(1.9)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $(1.4), $1.3 and $1.9 (2)	$(6.5)	$4.2	$0.6
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $2.6, $4.3 and $14.5 (3)	9.9	16.5	51.6
Total pension and other postretirement benefits, net of tax of $1.2, $5.6 and $16.4	$3.4	$20.7	$52.2

Other comprehensive income (loss), net of tax	$(92.3)	$(74.1)	$236.9
Comprehensive income (loss)	$387.9	$437.4	$775.3
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(0.5)	3.9	1.4
Comprehensive income (loss) attributable to FMC stockholders	$388.4	$433.5	$773.9
____________________
(1)Income taxes are not provided for other outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Note, in the first quarter of 2017, we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of the sale of our FMC Health and Nutrition segment.
(2)At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. During the years ended December 31, 2018 and 2017, due to the announced plans to separate FMC Lithium and divest FMC Health and Nutrition, respectively, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans as of October 31, 2018 and March 31, 2017, respectively, in addition to the normal December 31st remeasurement, which resulted in adjustments to comprehensive income. See Note 15 for more information.
(3)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss) see Note 17 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$339.1	$134.4
Trade receivables, net of allowance of $26.3 in 2019 and $22.4 in 2018	2,231.2	2,143.8
Inventories	1,017.0	1,025.5
Prepaid and other current assets	487.5	432.6
Current assets of discontinued operations	—	293.9
Total current assets	$4,074.8	$4,030.2
Investments	0.7	0.7
Property, plant and equipment, net	758.0	756.9
Goodwill	1,467.5	1,468.1
Other intangibles, net	2,629.0	2,703.4
Other assets including long-term receivables, net	685.3	383.4
Deferred income taxes	257.4	272.8
Noncurrent assets of discontinued operations	—	358.8
Total assets	$9,872.7	$9,974.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$227.7	$547.7
Accounts payable, trade and other	900.1	795.5
Advance payments from customers	492.7	458.4
Accrued and other liabilities	680.6	570.8
Accrued customer rebates	280.6	365.3
Guarantees of vendor financing	75.7	67.1
Accrued pension and other postretirement benefits, current	4.3	6.2
Income taxes	62.2	85.1
Current liabilities of discontinued operations	—	97.3
Total current liabilities	$2,723.9	$2,993.4
Long-term debt, less current portion	3,031.1	2,145.0
Accrued pension and other postretirement benefits, long-term	44.2	47.2
Environmental liabilities, continuing and discontinued	470.5	458.5
Deferred income taxes	333.2	330.8
Noncurrent liabilities of discontinued operations	—	46.1
Other long-term liabilities	708.4	742.9
Commitments and contingent liabilities (Note 20)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2019 or 2018	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2019 and 2018; 185,983,792 shares issued in 2019 and 2018	18.6	18.6
Capital in excess of par value of common stock	829.7	776.2
Retained earnings	4,188.8	4,334.3
Accumulated other comprehensive income (loss)	(412.0)	(308.9)
Treasury stock, common, at cost - 2019: 56,859,498 shares, 2018: 53,702,178 shares	(2,092.8)	(1,699.1)
Total FMC stockholders’ equity	$2,532.3	$3,121.1
Noncontrolling interests	29.1	89.3
Total equity	$2,561.4	$3,210.4
Total liabilities and equity	$9,872.7	$9,974.3

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2019	2018	2017
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$480.2	$511.5	$538.4
Discontinued operations, net of income taxes	63.3	26.1	(671.5)
Income (loss) from continuing operations	$543.5	$537.6	$(133.1)
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$150.1	$150.2	$97.8
Equity in (earnings) loss of affiliates	—	(0.1)	(0.1)
Restructuring and other charges (income)	171.0	61.2	73.2
Deferred income taxes	46.1	(43.9)	113.0
Pension and other postretirement benefits	12.6	6.1	(8.4)
Share-based compensation	25.6	22.5	21.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$(123.5)	$(281.5)	$(191.1)
Guarantees of vendor financing	8.6	15.4	(54.7)
Advance payments from customers	34.1	80.2	141.1
Accrued customer rebates	(85.8)	104.1	16.9
Inventories	6.4	(200.7)	(102.8)
Accounts payable, trade and other	103.0	166.7	304.3
Income taxes	(25.0)	(94.7)	109.3
Pension and other postretirement benefit contributions	(13.4)	(37.5)	(55.3)
Environmental spending, continuing, net of recoveries	(18.3)	(20.3)	(20.2)
Restructuring and other spending	(18.6)	(25.2)	(7.3)
Transaction-related spending	(77.1)	(101.1)	(78.9)
Change in other operating assets and liabilities, net (1)	(183.7)	23.7	7.2
Cash provided (required) by operating activities of continuing operations	$555.6	$362.7	$232.0
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(51.7)	$(41.0)	$(32.3)
Operating activities of discontinued operations, net of divestiture costs	9.0	74.5	168.6
Other discontinued spending	(24.4)	(27.8)	(32.8)
Cash provided (required) by operating activities of discontinued operations	$(67.1)	$5.7	$103.5
____________________
(1)Changes in all periods represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2019	2018	2017
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(93.9)	$(83.0)	$(38.3)
Acquisitions, net (2)	—	19.6	(1,225.6)
Proceeds from sale of product portfolios	—	88.0	—
Investment in Enterprise Resource Planning system	(48.0)	(48.5)	—
Other investing activities (3)	(54.0)	(13.6)	(24.6)
Cash provided (required) by investing activities of continuing operations	$(195.9)	$(37.5)	$(1,288.5)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from divestiture	$26.2	$—	$38.0
Other discontinued investing activities	(17.0)	(93.4)	(83.3)
Cash provided (required) by investing activities of discontinued operations	$9.2	$(93.4)	$(45.3)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$(11.9)	$79.5	$(3.1)
Proceeds from borrowing of long-term debt	1,500.0	—	1,598.9
Financing fees and interest rate swap settlements	(97.4)	(3.1)	(11.0)
Repayments of long-term debt	(901.9)	(552.0)	(302.3)
Transactions with noncontrolling interests	—	—	(0.5)
Net proceeds received from initial public offering of FMC Lithium (4)	—	363.6	—
Dividends paid (5)	(210.3)	(89.2)	(88.8)
Issuances of common stock, net	50.7	10.7	22.5
Repurchases of common stock under publicly announced program	(400.0)	(200.0)	—
Other repurchases of common stock	(16.2)	(6.8)	(2.6)
Cash provided (required) by financing activities of continuing operations	$(87.0)	$(397.3)	$1,213.1
Cash provided (required) by financing activities of discontinued operations:
Proceeds from borrowing of long-term debt	$—	$34.0	$—
Payment of Livent external debt	(27.0)	—	—
Cash transfer to Livent due to spin	(10.2)	—	—
Cash provided (required) by financing activities of discontinued operations	$(37.2)	$34.0	$—
Effect of exchange rate changes on cash and cash equivalents	(0.2)	4.5	4.0
Increase (decrease) in cash and cash equivalents	$177.4	$(121.3)	$218.8

Cash and cash equivalents of continuing operations, beginning of period	$134.4	$281.8	$60.2
Cash and cash equivalents of discontinued operations, beginning of period (6)	27.3	1.2	4.0
Cash and cash equivalents, beginning of period	$161.7	$283.0	$64.2
Less: cash and cash equivalent of discontinued operations, end of period	—	27.3	1.2
Cash and cash equivalents, end of period	$339.1	$134.4	$281.8
____________________
(2) Represents the cash portion of the total purchase consideration paid for the DuPont Crop Protection Business Acquisition. See Note 5 for more information on the non-cash consideration transferred to DuPont.
(3) Cash spending associated with contract manufacturers was $51.7 million, $13.1 million and $11.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

(4) Pursuant to the terms of the separation and distribution agreement, we received a net distribution of approximately $364 million from the public offering of Livent representing the proceeds from the sale of its common stock and the underwriters' exercise to purchase additional shares as part of the initial public offering ("IPO"), net of underwriting discounts and commissions, financing fees and other offering related expenses.
(5)  See Note 17 regarding our quarterly cash dividend.
(6) Reflected within "Current assets of discontinued operations" on the consolidated balance sheets.

Cash paid for interest, net of capitalized interest was $140.9 million, $133.4 million and $98.8 million, and income taxes paid, net of refunds was $130.9 million, $135.3 million and $33.3 million in December 31, 2019, 2018 and 2017, respectively. Net interest payments of zero and $16.6 million and tax payments, net of refunds of $10.0 million and $11.0 million were allocated to discontinued operations for the years ended December 31, 2018 and 2017, respectively. Accrued additions to property, plant and equipment and other assets at December 31, 2019, 2018 and 2017 were $18.2 million, $3.1 million and $6.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2016	$18.6	$418.6	$3,505.5	$(478.4)	$(1,506.6)	$35.3	$1,993.0
Net income (loss)			535.8			2.6	538.4
Stock compensation plans		33.0			9.6		42.6
Shares for benefit plan trust					(0.2)		(0.2)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				52.2			52.2
Net hedging gains (losses) and other, net of income tax				(1.9)			(1.9)
Foreign currency translation adjustments				187.8		(1.2)	186.6
Dividends ($0.66 per share)			(88.9)				(88.9)
Repurchases of common stock					(2.4)		(2.4)
Noncontrolling interests associated with an acquisition (1)						12.7	12.7
Transactions with noncontrolling interests (1)		(0.9)				(24.1)	(25.0)
Balance December 31, 2017	$18.6	$450.7	$3,952.4	$(240.3)	$(1,499.6)	$25.3	$2,707.1
Net income (loss)			502.1			9.4	511.5
Stock compensation plans		26.5			7.2		33.7
Shares for benefit plan trust					0.1		0.1
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				20.7			20.7
Net hedging gains (losses) and other, net of income tax				6.0			6.0
Foreign currency translation adjustments				(95.3)		(5.5)	(100.8)
Dividends ($0.90 per share)			(120.2)				(120.2)
Repurchases of common stock					(206.8)		(206.8)
Transactions with noncontrolling interests (1)(2)		299.0				60.1	359.1
Balance December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards (Note 2)			55.5	(53.1)			2.4
Net income (loss)			477.4			2.8	480.2
Stock compensation plans		53.5			21.6		75.1
Shares for benefit plan trust					(1.0)		(1.0)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				3.4			3.4
Net hedging gains (losses) and other, net of income tax				(77.2)			(77.2)
Foreign currency translation adjustments				(15.2)		(3.3)	(18.5)
Dividends ($1.64 per share)			(214.1)				(214.1)
Repurchases of common stock					(414.3)		(414.3)
Distribution of FMC Lithium (3)			(464.3)	39.0		(59.7)	(485.0)
Balance December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
____________________
(1) See Notes 5 and 17 for more detail on the acquisitions of noncontrolling interest and transactions with noncontrolling interest, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The allowance for trade receivables was $26.3 million and $22.4 million as of December 31, 2019 and 2018, respectively. The allowance for long-term receivables was $61.1 million and $60.5 million at December 31, 2019 and 2018, respectively. The provision to the allowance for receivables charged against operations was $21.2 million, $71.4 million and $22.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 10 for more information. The provision in 2018 includes the effects of the stranded accounts receivables written off as part of the restructuring in India.
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
Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis and our remaining inventories are recorded on either a first-in, first-out (“FIFO”) basis or average cost. See Note 7 for more information.
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
Capitalized interest. We capitalized interest costs of $4.7 million in 2019, $4.1 million in 2018 and $1.6 million in 2017. These costs were primarily associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
We have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 12. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was inconsequential at December 31, 2019 and 2018.
The carrying amounts for the AROs for the years ended December 31, 2019 and 2018 are $35.7 million and $2.6 million, respectively. These amounts are included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheet. During 2019, we recorded a charge to recognize the acceleration of asset retirement obligations associated with our decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, Curaterr® insecticide/nematicide and any other brands used with carbofuran products) globally effective December 31, 2019. Refer to Note 9 for more information.
Restructuring and other charges. We continually perform strategic reviews and assess the return on our business. This sometimes results in a plan to restructure the operations of our business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Capitalized software. We capitalize the costs of internal use software in accordance with accounting literature which generally requires the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to 10 years. See Note 22 for the net unamortized computer software balances.
Goodwill and intangible assets. Goodwill and other indefinite life intangible assets are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessments conducted in 2019, 2018 and 2017, we did not record any goodwill impairments. In 2017, we recorded a $42.1 million impairment charge to write down certain indefinite-lived intangible assets of the acquired DuPont Crop Protection Business as a result of the Tax Cuts and Jobs Act (“the Act”) passed in the fourth quarter of 2017.
Finite-lived intangible assets consist of primarily customer relationships as well as patents, brands, registration rights, industry licenses, and other intangibles and are generally being amortized over periods of approximately three to 20 years. See Note 6 for additional information on goodwill and intangible assets.
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
Income and other taxes. We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable. We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We have not provided income taxes for other outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We record remeasurement gains and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in income as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See “Derivative financial instruments” below and Note 19.
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
Segment information. As a result of the FMC Lithium separation, we now operate as a single business segment providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. The business is supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and both planning and forecasting future periods. Refer to Note 3 for further information on product and regional revenues.
Geographic long-lived assets include goodwill and other intangibles, net, property, plant and equipment, net and other non-current assets. Refer to Note 21.
Stock compensation plans. We recognize compensation expense in the financial statements for all share options and other equity-based arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. See Note 16 for further discussion on our share-based compensation.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Included in our environmental liabilities are costs for the operation, maintenance and monitoring ("OM&M") of site remediation plans. Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third party insurance policies which we believe are probable of recovery.
Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. In the fourth quarter of 2019, we increased our reserves for the Pocatello Tribal Matter by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs. See Note 12 for further information. All other environmental provisions incorporate inflation and are not discounted to their present value.
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
Pension and other postretirement benefits. We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increase for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 15 for additional information relating to pension and other postretirement benefits.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New accounting guidance and regulatory items
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and simplification in several other areas. The new standard is

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

effective for fiscal years beginning after December 15, 2020 (i.e., a January 1, 2021 effective date). We are evaluating the effect this guidance will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e., a January 1, 2020 effective date). We believe the adoption will not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e., a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. We believe the adoption will not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e., a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. We believe the adoption will not have a material impact on our consolidated financial statements.

Recently adopted accounting guidance
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits a company to reclassify the income tax effects of the change in the U.S federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances as well as other income tax effects related to the application of the Tax Cuts and Jobs Act (the "Act") within accumulated other comprehensive income ("AOCI") to retained earnings. The new standard also requires certain disclosures about stranded tax effects. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e., a January 1, 2019 effective date), and interim periods within those fiscal years, with early adoption permitted. We adopted this standard prospectively as of January 1, 2019 and reclassified $53.1 million of the stranded income tax effects from accumulated other comprehensive income (loss) to retained earnings. The reclassification was related to the change in the U.S. federal corporate tax rate and the effect of the Act on our pension plans and derivative instruments. This reclassification is reflected within the consolidated statements of changes in equity for the current period.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. The presentation and disclosure guidance is required to be adopted prospectively. The new standard is effective for fiscal years beginning after December 15, 2018 (i.e., a January 1, 2019 effective date), with early adoption permitted in any interim period after issuance of this ASU. We adopted this standard as of January 1, 2019. There was no material impact to our consolidated financial statements upon adoption.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

the lease term. The new standard, including related amendments, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., a January 1, 2019 effective date). In adopting this standard, we performed a detailed review of contracts of our business and assessed the terms under ASC 842. Additionally, we assessed potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.

We have adopted this standard as of January 1, 2019 utilizing a modified retrospective approach and have elected the transition practical expedient package. Under this transition practical expedient package, ASC 842 was only applied to contracts that existed as of, or were entered into on or after, January 1, 2019, and a cumulative effect adjustment was made as of January 1, 2019. All comparative periods prior to January 1, 2019 will retain the financial reporting and disclosure requirements of ASC 840. The adoption of ASC 842 had a material impact on our consolidated balance sheet but did not have a material impact on the consolidated statement of income (loss), consolidated statement of comprehensive income (loss), consolidated statement of cash flows, or consolidated statement of changes in equity. As a result of adoption, we recorded additional ROU lease assets and lease liabilities of $185.3 million and $215.9 million, respectively. ROU lease assets includes a reclassification of $30.6 million of prepaid rent, accrued rent, and lease incentives previously recorded under ASC 840. Additionally, we recorded a retained earnings impact of $2.4 million as of January 1, 2019. Refer to Note 4 for further information.

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

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the years ended December 31, 2019 and 2018.
The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2019	2018
North America (1)	$1,121.1	$1,090.8
Latin America (1)	1,441.7	1,210.1
Europe, Middle East & Africa	1,001.8	966.0
Asia	1,045.2	1,018.4
Total Revenue	$4,609.8	$4,285.3
____________________
(1)Countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31, 2019 and 2018 for the U.S. totaled $1,044.1 million and $991.8 million, respectively, and for Brazil totaled $1,094.1 million and $913.7 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2019	2018
Insecticides	$2,773.6	$2,476.5
Herbicides	1,228.8	1,251.2
Fungicides	271.4	268.7
Other	336.0	288.9
Total Revenue	$4,609.8	$4,285.3

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

when the minimum volume thresholds will not be met. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
Right of Return
We extend an assurance warranty offering customers a right of refund or exchange in case the delivered product does not conform to specifications. Additionally, in certain regions and arrangements, we may offer a right of return for a specified period. Both instances are accounted for as a right of return and transaction price is adjusted for an estimate of expected returns. Replacement products are accounted for under the warranty guidance if the customer exchanges one product for another of the same kind, quality, and price. We have significant experience with historical return patterns and use this experience to include returns in the estimate of transaction price.
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
The following table presents the opening and closing balances of our receivables (net of allowances) and contract liabilities from contracts with customers.

(in Millions)	Balance as of December 31, 2018	Balance as of December 31, 2019	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,228.3	$2,354.3	$126.0
Contract liabilities: Advance payments from customers	458.4	492.7	34.3

The amount of revenue recognized in the year ended December 31, 2019 that was included in the opening contract liability balance was $458.4 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of December 31, 2019. Refer to Note 10 for further information.
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. Prepayment terms are extended to customers/distributors in order to capitalize on surplus cash with growers. Growers receive bulk payments for their produce, which they leverage to buy our products from distributors through prepayment options. This in turn creates opportunity for distributors to make large prepayments to us for securing the future supply of products to be sold to growers. Prepayments are typically received in the fourth quarter of the fiscal year, primarily in North America, and are for the following marketing year indicating that the time difference between prepayment and performance of corresponding performance obligations does not exceed one year. We recognize these prepayments as a liability under “Advance Payments from customers” on the consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $458.4 million as of December 31, 2018 and $492.7 million as of December 31, 2019.
Performance obligations
At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Based on our evaluation, we have determined that our current contracts do not contain more than one performance obligation. Revenue is recognized when (or as) the performance obligation is satisfied, which is when the customer obtains control of the good or service.
Periodically, we may enter into contracts with customers which require them to submit a forecast of non-binding purchase obligations to us. These forecasts are typically provided by the customer to us in good faith, and there are no penalties or obligations if the forecasts are not met. Accordingly, we have determined that these are optional purchases and do not represent material rights and are not considered as unsatisfied (or partially satisfied) performance obligations for the purposes of this disclosure.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In separate and less common circumstances, we may have contracts with customers which have binding purchase requirements for just one quarter of their annual forecasts. Additionally, as noted in the Contract Liabilities section above, we periodically enter into agricultural prepayment arrangements with customers, and receive advance payments for product to be delivered in future periods within one year. We have elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for these two types of contracts as they have an expected duration of one year or less and the revenue is expected to be recognized within the next year.
Other arrangements
Data Licensing
We sometimes grant to third parties a license and right to rely upon pesticide regulatory data filed with government agencies. Such licenses allow a licensee to cite and rely upon our data in connection with the licensee’s application for pesticide registrations as required by law; these licenses can be granted through contract or through a mandatory statutory license, depending on circumstances. In the most common occurrence, when a license is embedded in a contract for supply of pesticide active ingredient from us to the licensee, the license grant is not considered as distinct from other promised goods or services. Accordingly, all promises are treated as a single performance obligation and revenue is recognized at a point when the control of the pesticide products is transferred to the licensee-customer. In the less frequent occurrence, when the license and right to use data is granted without a supply contract, we account for the revenue attributable to the data license as a performance obligation satisfied at a single point in time and recognize revenue on the effective date of such contract. Finally, in those circumstance of mandatory data licensing by statute, such as under U.S. pesticide law, we recognize the data compensation upon the effective date of the data compensation settlement agreement. Payment terms for these arrangements may vary by contract.
Service Arrangements
In limited cases, we engage in providing certain tolling services, such as filling and packing services using raw and packing materials supplied by the customer. However, as a result of the DuPont Crop Protection Business Acquisition, on November 1, 2017, we entered into an agreement with DuPont to provide tolling services to one another for up to five years from the acquisition date. Depending on the nature of the tolling services, we determine the appropriate method of satisfaction of the performance obligation, which may be the input or output method. Compared to other goods and services provided by us, service arrangements do not represent a significant portion of sales each year. Payment terms for service arrangements may vary by contract; however, payment is typically due within 30 days of the invoice date.
Practical Expedients and Exemptions
We have elected the following practical expedients following the adoption of ASC 606:
a.Costs of obtaining a contract: FMC incurs certain costs such as sales commissions which are incremental to obtaining the contract. We have taken the practical expedient of expensing such costs to obtain a contract, as and when they are incurred, as their expected amortization period is one year or less.
b.Significant financing component: We elected not to adjust the promised amount of consideration for the effects of a significant financing component if FMC expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
c.Remaining performance obligations: We elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within one year. Additionally, we have elected not to disclose information about variable considerations for remaining, wholly unsatisfied performance obligations for which the criteria in paragraph 606-10-32-40 have been met.
d.Shipping and handling costs: We elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.
e.Measurement of transaction price: We have elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

Note 4: Leases
We lease office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 20 years, with some leases having terms greater than 20 years. Our lease portfolio includes agreements with renewal options, purchase options and clauses for early termination based on the terms specific to the agreement.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
We rent or sublease a small number of assets including equipment and office space to third party companies. These third-party arrangements include a small number of transition service arrangements from recent acquisitions. We also sublease a floor of our Corporate headquarters to our former subsidiary, Livent Corporation. Rental income from all subleases is not material to our business.
The ROU asset and lease liability balances as of December 31, 2019 were as follows:

(in Millions)	Classification	Balance at December 31, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$164.7
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$31.5
Operating lease noncurrent liabilities	Other long-term liabilities	163.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The components of lease expense for the year ended December 31, 2019 were as follows:

(in Millions)	Lease Cost Classification	2019
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$41.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	5.2
Total lease cost		$46.5

December 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.9
Weighted-average discount rate	4.2%

(in Millions)	Year ended December 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(42.3)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$15.7

The following table represents our future minimum operating lease payments as of, and subsequent to, December 31, 2019 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2020	$38.3
2021	28.3
2022	24.1
2023	19.0
2024	16.3
Thereafter	116.8
Total undiscounted lease payments	$242.8
Less: Present value adjustment	(48.1)
Present value of lease liabilities	$194.7

The tables below represent our future minimum lease payments as of December 31, 2018 and rent expense for operating leases under ASC 840.

	Future Minimum Lease Payments
(in Millions)	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$36.0	$31.1	$20.4	$17.1	$13.3	$107.1
Capital Lease	$2.9	$2.9	$3.1	$3.1	$3.1	$4.3

Our capital lease, which was related to our research and technology center in China, represented a financing obligation, and was derecognized as part of our transition to ASC 842. This lease was assessed under ASC 842 and determined to be an operating lease.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year ended December 31,
(in Millions)	2018	2017
Operating leases rent expense	$40.0	$26.1

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
In connection with the DuPont Crop Protection Business Acquisition, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services will be provided by DuPont to us for up to 24 months after closing, with an optional six months extension, which has been exercised. These services include information technology services, accounting, human resource and facility services among other services, while we assume the operations of the DuPont Crop Protection Business.
As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the years ended December 31, 2019, 2018, and 2017 was approximately $105 million, $92 million, and $2 million, respectively.
Certain manufacturing sites and R&D sites were transferred to us at a later date due to various local timing constraints; however, we obtained the economic benefit from these sites during the period from November 1, 2017 to when the sites legally transferred. No additional consideration was paid at the date of the transfers. All sites except for portions of one that did not transfer on November 1, 2017 legally transferred to us on July 1, 2018 and October 1, 2018. The remaining portion of one site transferred to us on February 1, 2020.
In the third quarter of 2017, both the European Commission and Competition Commission of India had conditionally approved our acquisition of certain assets of DuPont’s Crop Protection business. The DuPont Crop Protection Business Acquisition was conditioned upon us divesting the portfolio of products required by the respective regulatory bodies. These divestitures impacted annual 2018 operating profit by approximately $20 million. On February 1, 2018, we sold a portion of FMC's European herbicide Portfolio to Nufarm Limited and received proceeds of approximately $85 million plus $2 million of working capital. We recorded a gain on sale of approximately $85 million. This divestiture satisfied FMC's commitments to the European Commission related to the DuPont Crop Protection Business Acquisition. In December 2017, the Competition

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commission of India issued its final order describing the required Indian remedy. We received anti-trust approval from the Competition Commission of India on August 1, 2018 to complete the sale of the products to Crystal Crop Protection Limited in compliance with that final order. The sale closed on August 16, 2018 and satisfied our commitments to the Competition Commission of India related to the DuPont Crop Protection Business Acquisition. We recorded a gain of approximately $3 million.

Purchase Price Allocation
We applied acquisition accounting under the U.S. GAAP business combinations guidance. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the DuPont Crop Protection Business Acquisition will be recorded at the estimated fair values using primarily Level 2 and Level 3 inputs (see Note 19 for an explanation of Level 2 and Level 3 inputs). In valuing acquired assets and assumed liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return.
The purchase price allocation was considered complete in 2018. The allocation was subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations was obtained.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________
(1)Represents the accounts receivable and accounts payable of the legal entity stock sales as part of the DuPont Crop Protection Acquisition. As part of the Transaction Agreement, these balances will be settled subsequent to the closing date through reimbursement between FMC and DuPont. The offsetting amounts due from and due to DuPont were recorded within Other current assets and Accrued and other current liabilities.
(2)Fair value of finished goods inventory acquired included a step-up in the value of approximately $89.8 million, of which $69.6 million and $20.2 million was amortized during 2018 and 2017, respectively, and included in "Cost of sales and services" on the consolidated statements of income (loss).
(3)The weighted average useful life of the acquired customer relationships is approximately 20 years.
(4)Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination.
(5)Includes the short-term and long-term portions of the unfavorable supply contract with Dupont recorded in Accrued and other current liabilities and Other long-term liabilities, respectively.
(6)Represents both the short-term and long-term portion of the environmental obligations at certain sites of the acquired DuPont Crop Protection Business that is indemnified by DuPont as part of the Transaction Agreement. The indemnification asset was recorded within Other current assets and Other noncurrent assets.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the DuPont Crop Protection Business Acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense on the borrowings used to complete the acquisition, depreciation and amortization expense and income taxes. The pro forma amounts below for the years ended December 31, 2017 exclude acquisition-related charges. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2017, nor are they indicative of future results of operations.

	Year Ended December 31,
(in Millions)	2019	2018	2017
Pro forma Revenue (1)	$4,609.8	$4,285.3	$3,856.6
Pro forma Diluted earnings per share from continuing operations	4.10	3.91	2.25
____________________
(1)For the years ended December 31, 2019 and 2018, pro forma results and actual results are the same.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred to date, and expect to incur, costs associated with integrating the DuPont Crop Protection Business, which includes planning for the exit of the transitional service agreement ("TSA") as well as implementation of a new worldwide Enterprise Resource Planning ("ERP") system as a result of the TSA exit, the majority of which will be capitalized in accordance with the relevant accounting literature. These costs have been, and are expected to be, significant and we anticipate the majority of these charges will be completed by the first half of 2020 which coincides with significant portions of the ERP system adoption and the TSA exit. The following table summarizes the costs incurred associated with these activities.

	Year Ended December 31,
(in Millions)	2019	2018	2017
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$77.8	$86.9	$130.2
Inventory fair value amortization (2)	—	69.6	20.2
Total transaction-related charges	$77.8	$156.5	$150.4
Restructuring charges
DuPont Crop restructuring	$26.4	$108.3	$—
Total restructuring charges (3)	$26.4	$108.3	$—

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________
(1)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of “Selling, general and administrative expense" on the consolidated statements of income (loss).
(2)These charges are included in “Costs of sales and services” on the consolidated statements of income (loss).
(3)See Note 9 for more information. These charges are recorded as a component of “Restructuring and other charges (income)” on the consolidated statements of income (loss).

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are presented in the table below:

(in Millions)	Total
Balance, December 31, 2017	$1,198.9
Foreign currency and other adjustments	(13.7)
Purchase price allocation adjustments (1)	282.9
Balance, December 31, 2018	$1,468.1
Foreign currency and other adjustments	(0.6)
Balance, December 31, 2019	$1,467.5
____________________
(1)Represents the cumulative effect of all measurement-period adjustments to the goodwill recorded as part of the DuPont Crop Protection Business Acquisition. Refer to Note 5 for further details.

Our fiscal year 2019 annual goodwill and indefinite life impairment test was performed during the third quarter ended September 30, 2019. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2019. Additionally, the estimated fair values also substantially exceeded the carrying value for each of our indefinite-lived intangible assets.
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2019			December 31, 2018
(in Millions)	Weighted avg. useful life at December 31, 2019	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	17 years	$1,139.7	$(184.7)	$955.0	$1,146.2	$(128.7)	$1,017.5
Patents	6 years	1.7	(0.9)	0.8	1.7	(0.8)	0.9
Brands (1) (3)	8 years	16.7	(6.7)	10.0	17.0	(5.9)	11.1
Purchased and licensed technologies	10 years	60.2	(35.2)	25.0	61.3	(32.1)	29.2
Other intangibles	1 year	1.9	(1.8)	0.1	1.9	(1.8)	0.1
		$1,220.2	$(229.3)	$990.9	$1,228.1	$(169.3)	$1,058.8

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1) (3)	379.0		379.0	384.8		384.8
In-process research and development	—		—	0.7		0.7
	$1,638.1		$1,638.1	$1,644.6		$1,644.6
Total intangible assets	$2,858.3	$(229.3)	$2,629.0	$2,872.7	$(169.3)	$2,703.4
____________________

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(1) Represents trademarks, trade names and know-how.
(2) Represents the proprietary brand portfolios, consisting of trademarks, trade names and know-how, acquired from the DuPont Crop Protection Business Acquisition.
(3) The majority of the Brands relate to our proprietary brand portfolios acquired from the Cheminova acquisition.

	Year Ended December 31,
(in Millions)	2019	2018	2017
Amortization expense	$62.6	$62.2	$26.8

The estimated pre-tax amortization expense for each of the five years ending December 31, 2020 to 2024 is $62.4 million, $62.3 million, $62.3 million, $62.0 million, and $60.6 million, respectively.

Note 7: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2019	2018
Finished goods	$372.2	$430.4
Work in process	559.4	518.8
Raw materials, supplies and other	217.3	206.9
FIFO inventory	$1,148.9	$1,156.1
Less: Excess of FIFO cost over LIFO cost	(131.9)	(130.6)
Net inventories	$1,017.0	$1,025.5

Approximately 21 percent and 25 percent of our inventories in 2019 and 2018, respectively, were recorded on the LIFO basis.

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2019	2018
Land and land improvements	$94.3	$99.3
Buildings	367.5	386.4
Machinery and equipment	582.1	508.9
Construction in progress	65.3	50.4
Total cost	$1,109.2	$1,045.0
Accumulated depreciation	(351.2)	(288.1)
Property, plant and equipment, net	$758.0	$756.9

Depreciation expense was $69.7 million, $73.9 million, and $51.3 million in 2019, 2018 and 2017, respectively.

Note 9: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges (income) included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2019	2018	2017
Restructuring charges	$62.2	$124.1	$8.5
Other charges (income), net	108.8	(62.9)	64.7
Total restructuring and other charges (income)	$171.0	$61.2	$73.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Restructuring charges

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (2)	Total
DuPont Crop restructuring	$9.1	$5.2	$12.1	$26.4
Furadan® product exit	—	—	34.1	34.1
Other items	1.7	—	—	1.7
Year ended December 31, 2019	$10.8	$5.2	$46.2	$62.2
DuPont Crop restructuring	$16.3	$16.9	$75.1	$108.3
Other items	5.7	3.1	7.0	15.8
Year ended December 31, 2018	$22.0	$20.0	$82.1	$124.1
Other items	—	0.8	7.7	8.5
Year ended December 31, 2017	$—	$0.8	$7.7	$8.5
____________________
(1)Primarily represents third-party costs associated with miscellaneous restructuring activities. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries), and accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

Furadan® Product Exit
During the fourth quarter of 2019, we decided to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, Curaterr® insecticide/nematicide and any other brands used with carbofuran products) globally effective December 31, 2019. As a result of this decision, we accelerated the recognition of asset retirement obligations and asset write offs associated with the exit.

DuPont Crop Restructuring
On November 1, 2017, we completed the acquisition of the DuPont Crop Protection Business. See Note 5 for more details. As we continue to integrate the DuPont Crop Protection Business, we have started to, and continue to expect to, engage in various restructuring activities. These restructuring activities may include workforce reductions, relocation of current operating locations, lease and other contract termination costs and fixed asset accelerated depreciation as well as other asset disposal charges. We anticipate these restructuring activities will be substantially complete by the first half of 2020 as the majority of the integration will be completed. Details of key activities to date are as follows.
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
As part of the acquisition, we acquired the Stine R&D facilities ("Stine") from DuPont. Due to its proximity to our previously existing Ewing R&D center ("Ewing"), in March 2018, we decided to migrate our Ewing R&D activities and employees into the newly acquired Stine facilities. As a result of this decision we incurred charges of approximately $28 million. We accelerated the depreciation of certain fixed assets that will no longer be used due to our exit from the facility and incurred charges of $17.4 million of accelerated depreciation charges for the year ended December 31, 2018. The cease use criteria was met as of September 30, 2018 as all employees had exited the Ewing facility and the facility became available for use. We recorded the estimated future liability associated with the rental obligation on the cease use date which resulted in a charge of $11.2 million for the year ended December 31, 2018. This charge was offset by the reduction of the capital lease liability previously recorded in "Other long-term liabilities" of $6.0 million. In addition to lease termination costs, we incurred

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

severance, relocation and other employee related charges of $5.2 million for the year ended December 31, 2018. For the year ended December 31, 2019 we incurred additional severance, relocation and other employee related charges of $9.1 million.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/17	Change in reserves (3)	Cash payments	Other (4)	Balance at 12/31/18 (5)	Change in reserves (3)	Cash payments	Other (4)	Balance at 12/31/19 (5)
DuPont Crop restructuring (1)	$—	$33.2	$(15.8)	$(1.2)	$16.2	$14.3	$(15.9)	$(0.1)	$14.5
Cheminova restructuring	1.2	—	(1.2)	—	—	—	—	—	—
Other workforce related and facility shutdowns (2)	2.3	8.8	(8.2)	(1.9)	1.0	1.7	(2.7)	0.1	0.1
Total	$3.5	$42.0	$(25.2)	$(3.1)	$17.2	$16.0	$(18.6)	$—	$14.6
____________________
(1)Primarily consists of real estate exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily severance costs related to workforce reductions and facility shutdowns described in the Other items section or the Restructuring charges table above.
(3)Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment or intangible balances and are not included in this table.
(4)Primarily foreign currency translation adjustments.
(5)Included in “Accrued and other liabilities” and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2019	2018	2017
Environmental charges, net	$108.7	$21.7	$16.2
Product portfolio sales	0.1	(87.2)	—
Impairment of intangibles	—	—	42.1
Other items, net	—	2.6	6.4
Other charges (income), net	$108.8	$(62.9)	$64.7

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. During the fourth quarter of 2019, we recorded a charge of $72.8 million as a result of an unfavorable court ruling we received in relation to the Pocatello Tribal Litigation at one of our environmental sites. See Note 12 for further information regarding this matter.
Product portfolio sales
On February 1, 2018, we sold a portion of our European herbicide portfolio to Nufarm Limited. Additionally, on August 16, 2018, we completed the sale of certain products of our India portfolio to Crystal Crop Protection Limited. Both sales were required by regulatory authorities as part of closing conditions for the DuPont Crop Protection Business Acquisition. The gain on these sales are recorded within "Restructuring and other charges (income)" on the consolidated statements of income (loss). Proceeds from these sales are included in investing activities on the consolidated statements of cash flows.
Impairment of intangibles
In 2017, we recorded an impairment charge on certain acquired indefinite-lived intangible assets from the DuPont Crop Protection Business Acquisition solely as a result of the United States' enactment of the Act.
Other items, net
In 2018, other items, net primarily represents a milestone payment on an agreement related to our in-process research and development. Other items, net also includes the loss associated with the divestment of a joint venture.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In 2017, other items, net primarily relates to exit costs resulting from the termination and de-consolidation of our interest in a variable interest entity that was previously consolidated.

Note 10: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2018 and 2019.

(in Millions)
Balance, December 31, 2017	$38.6
Additions — charged to expense (1)	58.0
Transfer from (to) allowance for credit losses (see below)	(17.3)
Net recoveries, write-offs and other (1)	(56.9)
Balance, December 31, 2018	$22.4
Additions — charged to expense	3.6
Transfer from (to) allowance for credit losses (see below)	3.4
Net recoveries, write-offs and other	(3.1)
Balance, December 31, 2019	$26.3
____________________
(1)  Includes the charge and write-off of approximately $42 million associated with the stranded accounts receivables written off as part of the restructuring in India. The charge was recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss). Refer to Note 9 for further information.

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $123.1 million as of December 31, 2019. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2018 and 2019.

(in Millions)
Balance, December 31, 2017	$47.1
Additions — charged to expense	13.4
Transfer from (to) allowance for doubtful accounts (see above)	17.3
Foreign currency adjustments	(4.1)
Net recoveries, write-offs and other	(13.2)
Balance, December 31, 2018	$60.5
Additions — charged to expense	17.6
Transfer from (to) allowance for doubtful accounts (see above)	(3.4)
Foreign currency adjustments	(0.5)
Net recoveries, write-offs and other	(13.1)
Balance, December 31, 2019	$61.1

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 11: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019.
The results of our discontinued FMC Lithium operations are summarized below:

(in Millions)	Year Ended December 31,
	2019	2018	2017
Revenue	$52.1	$442.5	$347.4
Costs of sales and services	41.3	235.4	197.9

Income (loss) from discontinued operations before income taxes (1)	$1.1	$170.9	$85.0
Provision (benefit) for income taxes	6.0	25.5	35.2
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs	$(4.9)	$145.4	$49.8
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	(16.4)	(28.1)	—
Discontinued operations of FMC Lithium, net of income taxes	$(21.3)	$117.3	$49.8
Less: Discontinued operations of FMC Lithium attributable to noncontrolling interests	—	3.2	—
Discontinued operations of FMC Lithium, net of income taxes, attributable to FMC Stockholders	$(21.3)	$114.1	$49.8
____________________
(1)  For the years ended December 31, 2018 and 2017, amounts include $2.5 million and $8.2 million of restructuring and other charges (income), respectively, and $4.3 million and $34.5 million of non-operating pension settlement charges (income), respectively.

The following table presents the major classes of assets and liabilities of FMC Lithium:

	December 31,
(in Millions)	2019	2018
Assets
Current assets of discontinued operations (1)	$—	$293.9
Property, plant and equipment (2)	—	275.7
Other noncurrent assets (2)	—	83.1
Total assets of discontinued operations	$—	$652.7
Liabilities
Current liabilities of discontinued operations (3)	$—	$(97.3)
Noncurrent liabilities of discontinued operations (4)	—	(46.1)
Total liabilities of discontinued operations	$—	$(143.4)
Total net assets	$—	$509.3
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

(in Millions)	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$3.8	$562.9
Costs of sales and services	—	4.0	370.5

Income (loss) from discontinued operations before income taxes (1)	$—	$2.0	$113.7
Provision (benefit) for income taxes	—	3.8	9.7
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments (2)	$—	$(1.8)	$104.0
Gain on sale of FMC Health and Nutrition, net of income taxes (3)	—	—	727.1
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes (4)	—	7.8	—
Divestiture related costs and other adjustments of discontinued operations of FMC Health and Nutrition, net of income taxes	0.5	—	—
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes (5)	—	—	(147.8)
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$0.5	$6.0	$683.3
____________________
(1)Results for the year ended December 31, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business. For the year ended December 31, 2017 amount includes $16.6 million of allocated interest expense, $8.1 million of restructuring and other charges (income), and $3.9 million of a pension curtailment charge. See Note 15 for more information of the pension curtailment charge. Interest was allocated in accordance with relevant discontinued operations accounting guidance.
(2)In accordance with U.S. GAAP, effective March 2017 we stopped amortizing and depreciating all assets classified as held for sale. Assets held for sale under U.S. GAAP are required to be reported at the lower of carrying value or fair value, less costs to sell. However, the fair value of the Omega-3 business, which was previously part of the broader FMC Health and Nutrition reporting unit, was significantly less than its carrying value, which included accumulated foreign currency translation adjustments that were subsequently reclassified to earnings after completion of the sale.
(3)Includes $27.9 million of divestiture related costs, net of tax as well as incremental tax cost of $14.7 million related to certain legal entity restructuring executed during the third quarter of 2017 to facilitate the FMC Health and Nutrition divestiture.
(4)Amount represents the settlement of working capital adjustments subsequent to the sale.
(5)Represents the impairment charge for the year ended December 31, 2017 of approximately $168 million ($148 million, net of tax) associated with the disposal activities of the Omega-3 business to write down the carrying value to its fair value.

In addition to our discontinued FMC Lithium and FMC Health and Nutrition segments, our discontinued operations in our financial statements includes adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2019	2018	2017
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $(23.9), $(5.2) and $(0.1), respectively	$4.3	$(1.7)	$3.0
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $6.3, $32.5 and $24.9, respectively (1)	(23.5)	(121.4)	(51.2)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $6.3,$6.9 and $7.2, respectively	(23.3)	(26.3)	(13.4)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of $(0.2), $(7.1) and $(180.1), respectively	0.5	6.0	683.3
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of $(12.3), $(18.0) and $(35.2), respectively	(21.3)	117.3	49.8
Discontinued operations, net of income taxes	$(63.3)	$(26.1)	$671.5
____________________
(1)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 12.
Reserves for Discontinued Operations, other than Environmental at December 31, 2019 and 2018

(in Millions)	December 31,
	2019	2018
Workers’ compensation, product liability, and indemnification reserves	$15.7	$23.6
Postretirement medical and life insurance benefits reserve, net	5.9	7.0
Reserves for legal proceedings	50.3	41.6
Reserve for discontinued operations (1)	$71.9	$72.2
____________________
(1)Included in “Other long-term liabilities” on the consolidated balance sheets. Refer to Note 12 for discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $5.2 million ($4.2 million after-tax) and $5.4 million ($4.9 million after-tax) at December 31, 2019 and 2018, respectively. The estimated net pre-tax actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2020 are $1.0 million and zero, respectively.
Net spending in 2019, 2018 and 2017 was $3.8 million, $5.4 million and $2.4 million, respectively, for workers’ compensation, product liability and other claims; $0.4 million, $1.1 million and $1.0 million, respectively, for other postretirement benefits; and $20.2 million, $21.3 million and $18.9 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

Note 12: Environmental Obligations
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $595.8 million and $529.4 million, respectively, before recoveries, existed at December 31, 2019 and 2018.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $150 million at December 31, 2019. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2016 to December 31, 2019.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2016	$360.4
2017
Provision	105.6
Spending, net of recoveries	(63.3)
Acquisitions (1)	2.6
Foreign currency translation adjustments	6.5
Net Change	$51.4
Total environmental reserves, net of recoveries at December 31, 2017	$411.8

2018
Provision	178.2
Spending, net of recoveries	(65.7)
Foreign currency translation adjustments	(2.8)
Net Change	$109.7
Total environmental reserves, net of recoveries at December 31, 2018	$521.5

2019
Provision	138.8
Spending, net of recoveries	(73.8)
Foreign currency translation adjustments and other adjustments	(0.7)
Net Change	$64.3
Total environmental reserves, net of recoveries at December 31, 2019	$585.8
______________
(1)  Amount relates to environmental obligations at certain sites of the acquired DuPont Crop Protection Business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2019 and 2018, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets including long-term receivables, net” on the consolidated balance sheets.

The table below is a roll forward of our total recorded recoveries from December 31, 2017 to December 31, 2019:

(in Millions)	December 31, 2017	Increase (Decrease) in Recoveries	Cash Received	December 31, 2018	Increase (Decrease) in Recoveries	Cash Received	Other	December 31, 2019
Environmental liabilities, continuing and discontinued	$13.9	$(5.5)	$(0.5)	$7.9	$2.6	$(0.5)	$—	$10.0
Other assets (1)	32.3	2.6	(4.4)	30.5	0.3	(3.8)	0.3	27.3
Total	$46.2	$(2.9)	$(4.9)	$38.4	$2.9	$(4.3)	$0.3	$37.3
______________
(1)  The amounts are included within “Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 22 for more details.

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2019	2018
Environmental reserves, current, net of recoveries (1)	$115.3	$63.0
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	470.5	458.5
Total environmental reserves, net of recoveries	$585.8	$521.5
______________
(1)These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.
(2)These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Continuing operations (1)	$108.7	$21.7	$16.2
Discontinued operations (2)	29.8	153.9	76.1
Net environmental provision	$138.5	$175.6	$92.3
______________
(1)Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income. See Note 9. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(2)Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income (loss). See Note 11.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Environmental reserves (1)	$138.8	$178.2	$105.6
Other assets (2)	(0.3)	(2.6)	(13.3)
Net environmental provision	$138.5	$175.6	$92.3
______________
(1)See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.
(2)Represents certain environmental recoveries. See Note 22 for details of "Other assets including long-term receivables, net" as presented on our consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Significant Environmental Sites
Pocatello
From 1949 until 2001, we operated the world's largest elemental phosphorus plant in Power County, Idaho, just outside the city of Pocatello. Since the plant's closure, FMC has worked with the EPA, the State of Idaho, and the Shoshone-Bannock Tribes ("Tribes") to develop a proposed cleanup plan for the property. In September 2012, the EPA issued an Interim Record of Decision ("IROD") that is environmentally protective and that ensures the health and safety of both workers and the general public. Since the plant's closure, we have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that the EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of the IROD that addresses groundwater contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In June 2013, the EPA issued a Unilateral Administrative Order to us under which we will implement the IROD remedy. Our current reserves factor in the estimated costs associated with implementing the IROD. In addition to implementing the IROD, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds. Actions also involve impacts of the Tribal Litigation discussed below.
The amount of the reserve for this site, which includes the Pocatello Tribal Litigation described below, was $107.5 million and $33.1 million at December 31, 2019 and 2018, respectively.
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
In addition, in 1998, we entered into an agreement that required us to pay the Tribes $1.5 million per year for waste generated from operating our Pocatello plant and stored on site. We paid $1.5 million per year until December 2001 when the plant closed. In our view the agreement was terminated, as the plant was no longer generating waste. The Tribes claimed that the 1998 Agreement has no end date.
On April 25, 2006, the Tribes' Land Use Policy Commission issued us a Special Use Permit for the “disposal and storage of waste” at the Pocatello plant and imposed a $1.5 million per annum permit fee.
FMC challenged this fee at various levels of the Tribal Court system and in April 2014, the Shoshone-Bannock Tribal Appellate Court issued a Statement of Decision finding in favor of the Tribes’ jurisdiction over FMC and awarding costs on appeal to the Tribes. The Tribal Appellate Court conducted further post-trial proceedings and on May 6, 2014 issued Finding and Conclusions and a Final Judgment consistent with its earlier Statement of Decision. FMC challenged the Final Judgment in the United States District Court for the District of Idaho.
On September 28, 2017, the District Court issued a decision finding that the Tribal Court has jurisdiction over FMC to require FMC to pay the $1.5 million per year fee to the Tribes. In 2017, we appealed to the United States Court of Appeals for the Ninth Circuit and oral arguments were held on May 17, 2019. On November 15, 2019, the Ninth Circuit affirmed the District Court's decision that the Tribal Court has jurisdiction over FMC to require FMC to pay the $1.5 million per year fee to the Tribes. As a result of the unfavorable court decision issued on November 15, 2019, we increased our reserves by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs incurred to date. The increase in reserve was transferred from the previously estimated reasonably possible loss related to this matter. Following the Ninth Circuit's denial of our petition for rehearing en banc, we filed a motion to stay the mandate with the Ninth Circuit. On February 4, 2020, the Ninth Circuit granted our motion to stay the mandate. Because this stay was granted, payment of the judgment, if necessary, will not take place until final disposition by the United States Supreme Court. During 2020, we intend to petition the Supreme Court to consider an appeal of the Ninth Circuit's decision.
In calculating the net present value of future annual permit fees, we used a discount rate of 2.25%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Current estimates for expenditures for each of the five succeeding fiscal years are $29.5 million in 2020 and $1.5 million in annual fees payable each year thereafter. The expected aggregate undiscounted amount related to this matter is $103.0 million of which $72.8 million, on a discounted basis, has been recognized in environmental liabilities on the statements of financial position.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Middleport
Our Middleport, NY facility is currently an Agricultural Solutions formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent (“1991 AOC”) entered into with the EPA and New York State Department of Environmental Conservation (“NYSDEC”, and collectively with EPA, the “Agencies”) in 1991, which was replaced by a New Order on Consent and Administrative Settlement with the NYSDEC, effective June 6, 2019 ("2019 Order). Like the 1991 AOC, the 2019 Order requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Measure Alternatives (“CMA”) for discrete contaminated areas, known as “operable units” of which there are 11.
We have defined the nature and extent of the contamination in certain areas, have constructed an engineered cover, taken certain closure actions regarding RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. To date, we have evaluated and proposed CMAs for six of the 11 identified operable units.
Middleport Litigation
All pending litigation with respect to the Middleport site was settled and/or dismissed in 2019. The 2019 Order supplanted the need for a separate Hazardous Waste Management Permit (“Part 373 permit"), and as a result, the administrative action challenging the Part 373 Permit was dismissed. In connection with the settlement, FMC also dismissed its claims against the EPA that were pending appeal before the United States Court of Appeals for the Second Circuit. The terms of the 2019 Order are materially consistent with our established reserve for Middleport as of December 31, 2018 as a result of the 2019 Order.
Middleport Reserves
In the fourth quarter of 2018, we increased the reserve by $106.3 million, which included our best estimate for remediation costs for OUs 2,4 and 5 in line with the drafted settlement terms between FMC and NYSDEC. Of the $106.3 million reserve increase, $60.6 million related to our best estimate for remediation costs associated with the operable unit that comprises the southern portion of the tributary (“OU 6”) plus the impact of inflation. The $60.6 million increase was in addition to a previously established reserve of $29.1 million related to this operable unit.
The remaining $45.7 million reserve increase related to costs associated with the implementation and completion of NYSDEC’s selected remedy for OUs 2,4, and 5. Prior to settlement discussions, our reserve balance for OUs 2,4, and 5 of $31.1 million included the estimated liability for clean-up to reflect the costs associated with our recommended CMAs. Our total reserve for all of Middleport is $159.4 million and $180.8 million at December 31, 2019 and 2018, respectively. FMC is in various stages of evaluating the remaining operable units.
The Middleport settlement resulted in $22.2 million of cash outflows in 2019 and will result in cash outflows of approximately $20 million to $30 million per year for years 2020 - 2021 due to front loading of reimbursement in installments of past costs, and thereafter an amount not to exceed an average of $10 million per year until the remediation is complete.
Other Potentially Responsible Party (“PRP”) Sites
We have been named a PRP at 30 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 48 sites at which we have determined that it is probable that we have an environmental liability for which we have recorded an estimate of our potential liability in the consolidated financial statements. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

and the costs of performing a natural damage assessment. Based on the information known to date, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to defend this matter.
On January 6, 2017, EPA issued its Record of Decision (“ROD”) for the Portland Harbor Superfund Site. On December 30, 2019, FMC and EPA entered into an Administrative Settlement Agreement and Order on Consent to perform a remedial design for the area at and around FMC's former operations. The cost of developing a work plan for this remedial design is included in our reserves. Based on the current information available in the ROD as well as the large number of responsible parties for the Superfund Site, we are unable to develop a reasonable estimate of our potential exposure for Portland Harbor at this time. We have no reason to believe that the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, adverse results in the outcome of the EPA allocation could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

Note 13: Income Taxes
U.S. Tax Reform
The impacts of the Tax Cuts and Jobs Act ("the Act") were completed in 2018. For the year ended December 31, 2017, we recognized provisional expense of $303.6 million comprised of $190.4 million of expense related to the one-time transition tax on the cumulative earnings and profits of foreign subsidiaries that were not previously taxed for U.S. income tax purposes and $113.2 million of tax expense for the remeasurement of the Company’s U.S. net deferred tax assets. During 2018, in accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of the Act were refined upon obtaining, preparing, or analyzing additional information during the measurement period. For the year ended December 31, 2018, we recorded an adjustment to our provisional expense in the amount of $7.8 million. At December 31, 2018, the Company had completed its accounting for the impacts of the enactment of the Act.
We do not provide income taxes for other outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Domestic	$(227.4)	$(234.9)	$(201.4)
Foreign	882.4	843.3	297.2
Total	$655.0	$608.4	$95.8

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Current:
Federal (1)	$(12.0)	$25.1	$61.9
Foreign	77.0	90.0	49.9
State	0.4	(0.4)	4.1
Total current	$65.4	$114.7	$115.9
Deferred:
Federal (2)	$(1.2)	$(4.4)	$127.8
Foreign	42.7	(30.4)	(14.4)
State	4.6	(9.1)	(0.4)
Total deferred	$46.1	$(43.9)	$113.0
Total	$111.5	$70.8	$228.9
____________________
(1) The years ended December 31, 2018 and 2017 include the one-time impacts of the Act, primarily related to transition tax.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(2) The years ended December 31, 2018 and 2017 include the one-time impacts of the Act, primarily related to the measurement of the Company’s U.S. domestic net deferred tax assets.

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2019	2018	2017
U.S. Federal statutory rate (1)	$137.5	$127.8	$33.5
Impacts of Tax Cuts and Jobs Act Enactment (2)	—	7.8	303.6
Foreign earnings subject to different tax rates (3)	(137.7)	(154.9)	(74.5)
Capital loss on internal restructuring	—	—	(45.3)
State and local income taxes, less federal income tax benefit	(2.9)	1.4	(1.5)
Manufacturer's production deduction and miscellaneous tax credits	(3.8)	(3.7)	(8.4)
Tax on dividends, deemed dividends, and GILTI (4)	46.8	45.5	10.6
Changes to unrecognized tax benefits	(5.4)	2.7	6.7
Nondeductible expenses	3.5	12.4	14.2
Change in valuation allowance (5)	49.9	7.4	(29.3)
Exchange gains and losses (6)	(2.1)	5.7	28.1
Other	25.7	18.7	(8.8)
Total Tax Provision	$111.5	$70.8	$228.9
____________________
(1) The years ended December 31, 2019 and 2018 includes twelve months of earnings associated with the operations of the DuPont Crop Protection Business acquired November 1, 2017. See Note 5 for additional information.
(2) Includes the one-time impacts of the of the Act, primarily related to transition tax and the decrease to the U.S. tax rate, further discussed above within Note 13.
(3) The years ended December 31, 2019 and 2018 reflects the income mix associated with twelve months of foreign earnings of the DuPont Crop Protection business acquired November 1, 2017.
(4) The years ended December 31, 2019 and 2018 includes tax expense of $41.6 million and $43.8 million, respectively, associated with the global intangible low-taxed income (GILTI) provisions of the Act.
(5) The year ended December 31, 2019 includes approximately $21 million associated with our India operations, primarily related to net operating losses with limited carryforward.
(6) Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2019	2018
Reserves for discontinued operations, environmental and restructuring	$188.3	$148.7
Accrued pension and other postretirement benefits	2.4	2.1
Capital loss, foreign tax and other credit carryforwards	7.5	6.0
Net operating loss carryforwards	227.0	219.3
Deferred expenditures capitalized for tax	18.7	15.2
Other	163.6	143.3
Deferred tax assets	$607.5	$534.6
Valuation allowance, net	(303.3)	(261.4)
Deferred tax assets, net of valuation allowance	$304.2	$273.2
Intangibles and property, plant and equipment, net	380.0	331.2
Deferred tax liabilities	$380.0	$331.2
Net deferred tax assets (liabilities)	$(75.8)	$(58.0)

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As our business experiences changes in operating results across its geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded. We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.
At December 31, 2019, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $25.6 million (tax-effected) expiring in future tax years through 2039, foreign net operating loss carryforwards of $201.4 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $7.5 million expiring in various future years.
At December 31, 2019, our net valuation allowance was primarily comprised of balances within continuing operations locations of Brazil of $98.8 million, U.S. state of $28.1 million, Luxembourg of $30.9 million, India of $20.7 million, and Switzerland of $31.6 million and within discontinued operations in Spain of $66.4 million. The valuation allowance balances at these locations are associated mainly with net operating losses, but in some cases relate to other additional deferred tax assets in the jurisdiction.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2019, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2016 - 2019 and 1999 - 2019, respectively. Our significant foreign jurisdictions, which total 14, are open for examination and adjustment during varying periods from 2009 - 2019.
As of December 31, 2019, we had total unrecognized tax benefits of $68.2 million, of which $29.4 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2018, we had total unrecognized tax benefits of $79.1 million, of which $29.5 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2019, 2018 and 2017, we recognized interest and penalties of $1.4 million, $0.9 million, and $5.2 million, respectively, in the consolidated statements of income (loss). As of December 31, 2019 and 2018, we have accrued interest and penalties in the consolidated balance sheets of $15.4 million and $14.0 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $15.8 million to $37.2 million.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2019	2018	2017
Balance at beginning of year	$79.1	$84.0	$111.6
Increases related to positions taken in the current year	4.1	11.8	9.4
Increases and decreases related to positions taken in prior years	3.4	(1.8)	(4.6)
Decreases related to lapse of statutes of limitations	(13.0)	(13.5)	(14.2)
Settlements during the current year	(2.8)	(1.4)	(0.3)
Decreases for tax positions on dispositions	(2.6)	—	(17.9)
Balance at end of year (1)	$68.2	$79.1	$84.0
____________________
(1) At December 31, 2019, 2018, and 2017 we recognized an offsetting non-current asset of $34.0 million, $45.3 million, and $59.8 million respectively, relating to the indirect income tax benefits associated with specific uncertain tax positions presented above.

Note 14: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2019	2018
Short-term foreign debt (1)	$144.9	$106.5
Commercial paper	—	55.2
Total short-term debt	$144.9	$161.7
Current portion of long-term debt	82.8	386.0
Short-term debt and current portion of long-term debt	$227.7	$547.7
____________________
(1) At December 31, 2019, the average effective interest rate on the borrowings was 16.3 percent.

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2019		December 31,
	Interest Rate Percentage	Maturity Date	2019	2018
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	1.85% - 6.45%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discounts of $1.3 and $0.8, respectively)	3.20% - 4.50%	2022 - 2049	2,198.7	999.2
2017 Term Loan Facility	3.0%	2022	800.0	1,400.0
Revolving Credit Facility (1)	4.3%	2024	—	—
Foreign debt	0% - 7.2%	2021 - 2024	83.8	89.1
Debt issuance cost			(20.2)	(8.9)
Total long-term debt			$3,113.9	$2,531.0
Less: debt maturing within one year			82.8	386.0
Total long-term debt, less current portion			$3,031.1	$2,145.0
____________________
(1)Letters of credit outstanding under the Revolving Credit Facility totaled $217.0 million and available funds under this facility were $1,283.0 million at December 31, 2019.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Senior Notes
On September 20, 2019, we issued $500 million aggregate principal amount of 3.200% Senior Notes due 2026, $500 million aggregate principal amount 3.450% Senior Notes due 2029, and $500 million aggregate principal amount 4.500% Senior Notes due 2049. A portion of the net proceeds from the offering were used for paydowns of both outstanding commercial paper and 2017 Term Loan Facility balances and for general corporate purposes. We used the remaining net proceeds of approximately $300 million to redeem all of our Senior notes that matured in the fourth quarter of 2019.
Fees incurred to secure the senior notes have been deferred and will be amortized over the terms of the arrangement.
See Note 19 for details on the interest rate swap settlement which will also be amortized over the terms of the arrangement.
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
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2019, are $82.8 million in 2020, $1.6 million in 2021, $1,100.9 million in 2022, $0.3 million in 2023, $400.0 million in 2024 and $1,550.0 million thereafter.
Covenants
Among other restrictions, the Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2019 was 2.8 which is below the maximum leverage of 4.0. By the end of 2020, the maximum leverage ratio will step down to 3.5 in accordance with the provisions of the Revolving Credit Facility and the 2017 Term Loan Facility. Our actual interest coverage for the four consecutive quarters ended December 31, 2019 was 7.6 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2019.
Compensating Balance Agreements
We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 15: Pension and Other Postretirement Benefits
The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our Germany, France, and Belgium defined benefit pension plans, plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost recognized in our consolidated financial statements as of December 31, are shown in the tables below.
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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2019	2018
Discount rate qualified	3.22%	4.35%
Discount rate nonqualified plan	2.74%	3.97%
Discount rate other benefits	2.89%	4.08%
Rate of compensation increase	3.10%	3.10%

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2019	2018	2019	2018
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,261.3	$1,385.8	$18.9	$19.0
Service cost	4.2	6.3	—	—
Interest cost	47.6	44.5	0.6	0.7
Actuarial loss (gain) (2)	153.0	(89.9)	(2.2)	0.6
Amendments	—	—	—	(0.1)
Foreign currency exchange rate changes and other	—	(0.4)	—	—
Plan participants’ contributions	—	—	0.4	0.7
Special termination benefits	—	3.9	—	—
Settlements	(3.5)	(4.4)	—	—
Curtailments	—	(0.9)	—	0.2
Benefits paid	(83.5)	(83.6)	(1.9)	(2.2)
Projected benefit obligation at December 31	$1,379.1	$1,261.3	$15.8	$18.9
Change in plan assets
Fair value of plan assets at January 1	$1,269.7	$1,339.9	$—	$—
Actual return on plan assets	196.2	(18.0)	—	—
Foreign currency exchange rate changes	(0.2)	(0.2)	—	—
Company contributions	11.9	36.0	1.5	1.5
Plan participants’ contributions	—	—	0.4	0.7
Settlements	(3.5)	(4.4)	—	—
Benefits paid	(83.5)	(83.6)	(1.9)	(2.2)
Fair value of plan assets at December 31	$1,390.6	$1,269.7	$—	$—
Funded Status
U.S. plans with assets	$44.2	$42.8	$—	$—
U.S. plans without assets	(22.4)	(24.6)	(15.8)	(18.9)
Non-U.S. plans with assets	(1.3)	(1.9)	—	—
All other plans	(9.0)	(7.9)	—	—
Net funded status of the plan (liability)	$11.5	$8.4	$(15.8)	$(18.9)
Amount recognized in the consolidated balance sheets:
Pension asset (3)	$44.2	$42.8	$—	$—
Accrued benefit liability (4)	(32.7)	(34.4)	(15.8)	(18.9)
Total	$11.5	$8.4	$(15.8)	$(18.9)
____________________
(1)  Refer to Note 11 for information on our discontinued postretirement benefit plans.
(2) The actuarial loss in 2019 and actuarial gain in 2018 was primarily driven by the change in discount rate on the U.S. qualified plan. Additionally, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations in both 2019 and 2018. Adoption of the most recent projection scale for each applicable year decreased the U.S. defined benefit obligations by approximately $13 million and $4 million at December 31, 2019 and 2018, respectively.
(3) Recorded as "Other assets including long-term receivables, net" on the consolidated balance sheets.
(4) Recorded as "Accrued pension and other postretirement benefits, current and long-term" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2019	2018	2019	2018
Prior service (cost) credit	$(0.9)	$(1.1)	$—	$(0.1)
Net actuarial (loss) gain	(367.3)	(370.6)	5.5	4.2
Accumulated other comprehensive income (loss) – pretax	$(368.2)	$(371.7)	$5.5	$4.1
Accumulated other comprehensive income (loss) – net of tax (2)	(277.2)	(226.1)	3.7	2.6
____________________
(1)  Refer to Note 11 for information on our discontinued postretirement benefit plans.
(2) Accumulated other comprehensive income (loss) - net of tax as of December 31, 2019 includes the reclassification of stranded income tax effects. See Note 2 for more information.

The accumulated benefit obligation for all pension plans was $1,364.2 million and $1,248.8 million at December 31, 2019 and 2018, respectively.

(in Millions)	December 31
Information for pension plans with projected benefit obligation in excess of plan assets	2019	2018
Projected benefit obligations	$37.2	$39.1
Accumulated benefit obligations	37.5	39.2
Fair value of plan assets	4.5	4.7

(in Millions)	December 31
Information for pension plans with accumulated benefit obligation in excess of plan assets	2019	2018
Projected benefit obligations	$37.2	$39.1
Accumulated benefit obligations	37.5	39.2
Fair value of plan assets	4.5	4.7

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2019	2018	2019	2018
Current year net actuarial loss (gain)	$11.0	$(8.7)	$(2.3)	$0.8
Current year prior service cost (credit)	—	—	—	(0.1)
Amortization of net actuarial (loss) gain	(12.9)	(16.0)	1.0	0.5
Amortization of prior service (cost) credit	(0.2)	(0.4)	(0.1)	0.1
Recognition of prior service cost due to curtailment	—	(0.3)	—	—
Transfer of actuarial (loss) gain from continuing to discontinued operations	—	—	—	(0.1)
Curtailment loss (2)	—	(0.9)	—	—
Settlement loss	(1.4)	(1.8)	—	—
Foreign currency exchange rate changes on the above line items	—	(0.4)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(3.5)	$(28.5)	$(1.4)	$1.2
Total recognized in other comprehensive (income) loss, after taxes	(3.0)	(22.3)	(1.1)	0.9

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________
(1)  Refer to Note 11 for information on our discontinued postretirement benefit plans.
(2) During the year ended December 31, 2018, due to the announced plans to separate FMC Lithium, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans as of October 31, 2018 in addition to the normal December 31st remeasurement, which resulted in adjustments to comprehensive income. The $0.9 million in 2018 reflects the adjustment to the continuing operations liability and other comprehensive income based on the revaluation of the plan. The associated curtailment expense is recorded within "Non-operating pension and postretirement charges (income)" on the consolidated statements of income (loss).

The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2020 are $9.8 million and $0.2 million, respectively. The estimated net actuarial gain and prior service cost for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2020 will be $(0.9) million and zero, respectively.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2019	2018	2017	2019	2018	2017
Discount rate	4.36%	3.68%	4.22%	4.08%	3.41%	3.77%
Expected return on plan assets	4.25%	5.00%	6.50%	—	—	—
Rate of compensation increase	3.10%	3.10%	3.60%	—	—	—
Components of net annual benefit cost:
Service cost	$4.2	$6.3	$7.4	$—	$—	$—
Interest cost	47.6	44.5	44.3	0.6	0.7	0.7
Expected return on plan assets	(53.4)	(63.0)	(79.1)	—	—	—
Amortization of prior service cost	0.2	0.4	0.6	0.1	(0.1)	(0.1)
Amortization of net actuarial and other (gain) loss	12.9	16.0	15.5	(1.0)	(0.5)	(0.9)
Recognized (gain) loss due to settlement	1.4	1.8	3.2	—	—	—
Net annual benefit cost (income)	$12.9	$6.0	$(8.1)	$(0.3)	$0.1	$(0.3)
___________________
(1)  Refer to Note 11 for information on our discontinued postretirement benefit plans.

For the years ended December 31, 2018 and 2017, we recognized a $4.3 million loss due to curtailment and special termination benefits associated with the planned separation of FMC Lithium and a combined curtailment and termination benefits loss of $3.9 million associated with the disposal of our FMC Health and Nutrition Business, respectively, which were recorded within "Discontinued operations, net of income taxes" within the consolidated statements of income (loss).
For the year ended December 31, 2017, we recorded a settlement charge of $35.7 million. The settlement charge includes $3.2 million related to the non-qualified plan in the U.S. and a $32.5 million settlement charge related to the termination of the U.K. pension plan. The $32.5 million settlement charge was recorded within "Discontinued operations, net of income taxes" within the consolidated statements of income (loss).
Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 4.25 percent for the year ended December 31, 2019, 5.0 percent for the year ended December 31, 2018 (except for the period between the November 1, 2018 remeasurement and December 31, 2018 during which it was 4.5 percent), and 6.5 percent for the year ended December 31, 2017. The expected long-term rate of return on these plan assets decreased by 0.75 percent in 2019 compared to 2018, due to the 2019 portfolio consisting of a full year of 100 percent fixed income investments, whereas the prior year portfolio transitioned to 100 percent fixed income in October 2018. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

estimated inflation rate of approximately 2.1 percent, is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2019 by asset category is 100 percent fixed income investments.
Our U.S. Plan reached fully funded status during 2018. The primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited. The portfolio is comprised of 100 percent fixed income securities and cash. Investment performance and related risks are measured and monitored on an ongoing basis through monthly liability measurements, periodic asset liability studies, and quarterly investment portfolio reviews.
The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 19 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$19.8	$19.8	$—	$—
Fixed income investments:
Investment contracts	150.1	—	150.1	—
U.S. Government Securities	331.0	294.3	36.7	—
Mutual funds	65.2	65.2	—	—
Corporate debt instruments	824.5	—	824.5	—
Total assets	$1,390.6	$379.3	$1,011.3	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$92.5	$92.5	$—	$—
Fixed income investments:
Investment contracts	144.9	—	144.9	—
U.S. Government Securities	469.9	465.1	4.8	—
Mutual funds	55.7	55.7	—	—
Corporate debt instruments	506.7	—	506.7	—
Total assets	$1,269.7	$613.3	$656.4	$—

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2019	2018
U.S. qualified pension plan	$7.0	$30.0
U.S. nonqualified pension plan	4.9	6.0
Other postretirement benefits	1.5	1.5
Total	$13.4	$37.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

	Estimated Net Future Benefit Payments
(in Millions)	2020	2021	2022	2023	2024	2025 - 2029
Pension Benefits	$90.2	$86.7	$86.9	$85.0	$85.3	$408.7
Other Benefits	1.7	1.6	1.5	1.5	1.4	5.4
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2019, and our other postretirement benefit obligation at December 31, 2019.
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to 5 percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of 5 percent of the employee’s eligible compensation. Charges against income for all contributions were $15.3 million in 2019, $15.0 million in 2018, and $9.7 million in 2017.

Note 16: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 30.2 million of which approximately 3.5 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2019. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
Stock options granted under the Plan may be incentive or nonqualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Plan vest or become exercisable or payable at the time designated by the Committee, which has generally been three years from the date of grant. Incentive and nonqualified options granted under the Plan expire no later than 10 years from the grant date.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2019 and 2018, there were restricted stock units representing an aggregate of 276,145 shares and 248,465 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2019	2018	2017
Stock option expense, net of taxes of $1.5, $1.3 and $2.4 (1)	$5.7	$4.9	$4.5
Restricted stock expense, net of taxes of $2.2, $2.3 and $3.5 (2)	8.2	8.4	6.4
Performance based expense, net of taxes of $1.7, $1.2 and $1.5	6.3	4.4	2.8
Total stock compensation expense, net of taxes of $5.4, $4.8 and $7.4 (3)	$20.2	$17.7	$13.7
____________________
(1) We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.
(2)  We applied an estimated forfeiture rate of 2.0% of outstanding grants in the calculation of the expense.
(3) This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss). Total stock compensation expense, net of tax, not included in the above table of $0.1 million, $4.0 million, and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in "Discontinued operations, net of income taxes" in the consolidated statements of income (loss).

We received $50.7 million, $10.7 million and $22.5 million in cash related to stock option exercises for the years ended December 31, 2019, 2018 and 2017, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2019, 2018 and 2017 came from treasury shares.
Impacts of Livent Distribution
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019. All outstanding and nonvested equity awards relating to FMC’s stock immediately prior to the effective date were generally converted into FMC and Livent units pursuant to the employee matters agreement.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2019, 2018 and 2017 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The dividend yield assumption reflects anticipated dividends on our common stock. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2019	2018	2017
Expected dividend yield	1.83%	0.77%	1.15%
Expected volatility	26.07%	26.85%	27.04%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	2.53%	2.79%	2.10%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $18.66, $25.70 and $15.66 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2019:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2016 (1,292 shares exercisable and 1,373 shares expected to vest or be exercised)	2,749	6.1 years	$45.34	$37.6
Granted	370		57.63
Exercised	(590)		39.93	20.1
Forfeited	(94)		49.10
December 31, 2017 (920 shares exercisable and 1,452 shares expected to vest or be exercised)	2,435	6.3 years	$48.37	$112.7
Granted	250		85.19
Exercised	(260)		41.80	11.7
Forfeited	(61)		52.51
December 31, 2018 (1,044 shares exercisable and 1,287 shares expected to vest or be exercised)	2,364	6.0 years	$52.87	$52.5
Granted	380		75.76
Conversion impact from Livent spin (1)	210		53.09
Exercised	(1,414)		39.17	67.2
Forfeited	(36)		67.82
December 31, 2019 (628 shares exercisable and 835 shares expected to vest or be exercised)	1,504	6.5 years	$58.06	$62.8

____________________
(1)Awards converted as a result of March 1, 2019 Livent separation.

The number of stock options indicated in the above table as being exercisable as of December 31, 2019, had an intrinsic value of $33.2 million, a weighted-average remaining contractual term of 4.2 years, and a weighted-average exercise price of $47.02.
As of December 31, 2019, we had total remaining unrecognized compensation cost related to unvested stock options of $3.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.79 years.
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
Starting in 2015, we began granting performance based restricted stock awards. The performance based share awards represent a number of shares of common stock to be awarded upon settlement based on the achievement of a total shareholder return ("TSR") relative to peer companies over a three year period. These awards generally vest upon the completion of a three year period from the date of grant; however, starting with the 2016 grants, certain performance criteria is measured on an annual basis. Starting with the 2019 grants, vesting was based on a TSR relative to peer companies and a cumulative operating cash flow metric. The fair value of the equity classified performance-based share awards is determined based on the number of shares of common stock expected to be awarded and a Monte Carlo valuation model.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2019:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value Per Share	Number of awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	496	$48.56	158	$49.55
Granted	121	57.66	105	66.93
Vested	(98)	64.75	—	—
Forfeited	(30)	47.60	(3)	52.74
Nonvested at December 31, 2017	489	$47.63	260	$53.36
Granted	137	84.94	133	88.65
Vested	(154)	55.14	(58)	81.15
Forfeited	(13)	65.39	—	—
Nonvested at December 31, 2018	459	$55.75	335	$56.42
Granted	108	76.22	106	83.89
Conversion impact from Livent spin (1)	(29)	67.46	(12)	84.58
Vested	(223)	37.54	(222)	42.18
Forfeited	(13)	69.69	(1)	78.92
Nonvested at December 31, 2019	302	$67.89	206	$72.06
____________________
(1)Awards transferred to Livent employees as a result of March 1, 2019 Livent separation.

As of December 31, 2019, we had total remaining unrecognized compensation cost related to unvested restricted awards of $10.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.77 years.

Note 17: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2016	185,983,792	52,293,686
Stock options and awards	—	(640,450)
December 31, 2017	185,983,792	51,653,236
Stock options and awards	—	(390,553)
Repurchases of common stock, net	—	2,439,495
December 31, 2018	185,983,792	53,702,178
Stock options and awards	—	(1,563,307)
Repurchases of common stock, net	—	4,720,627
December 31, 2019	185,983,792	56,859,498

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(194.0)	$7.1	$(291.5)	$(478.4)
2017 Activity
Other comprehensive income (loss) before reclassifications	$173.9	$(1.2)	$0.6	$173.3
Amounts reclassified from accumulated other comprehensive income (loss)	13.9	(0.7)	51.6	64.8

Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications	$(95.3)	$13.7	$4.2	$(77.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7.7)	16.5	8.8

Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	$(15.2)	$(69.0)	$(6.5)	$(90.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.2)	9.9	1.7
Net current period other comprehensive income (loss)	$(15.2)	$(77.2)	$3.4	$(89.0)
Adoption of accounting standard (Note 2)	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
____________________
(1)See Note 19 for more information.
(2)See Note 15 for more information.
(3)Represents the effects of the distribution of FMC Lithium. Refer to Note 1 for further information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item in the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2019	2018	2017
Foreign currency translation adjustments:
Divestiture of FMC Health and Nutrition (2)	$—	$—	$(13.9)	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	$10.0	$18.9	$(10.0)	Costs of sales and services
Energy contracts	—	—	0.8	Costs of sales and services
Foreign currency contracts	1.9	(8.0)	10.0	Selling, general and administrative expenses
Interest rate contracts	(0.7)	(0.4)	—	Interest expense
Total before tax	$11.2	$10.5	$0.8
	(3.0)	(2.8)	(0.1)	Provision for income taxes
Amount included in net income	$8.2	$7.7	$0.7

Pension and other postretirement benefits (3):
Amortization of prior service costs	$(0.3)	$(0.3)	$(0.5)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(10.8)	(14.4)	(14.4)	Selling, general and administrative expenses
Recognized loss due to settlement/curtailment	(1.4)	(6.1)	(51.2)	Selling, general and administrative expenses; Discontinued operations, net of income taxes (4)
Total before tax	$(12.5)	$(20.8)	$(66.1)
	2.6	4.3	14.5	Provision for income taxes
Amount included in net income	$(9.9)	$(16.5)	$(51.6)

Total reclassifications for the period	$(1.7)	$(8.8)	$(64.8)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)The reclassification of historical cumulative translation adjustments was the result of the sale of our FMC Health and Nutrition and Omega-3 business. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 11 within these consolidated financial statements for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the Omega-3 asset held for sale write-down charges.
(3)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.
(4)The loss due to curtailment for the year ended December 31, 2017 related to the disposal of FMC Health and Nutrition was recorded to "Discontinued operations, net of income taxes" on the consolidated statements of income (loss).

Transactions with Noncontrolling Interest
As a result of the IPO and underwriters' exercise to purchase additional shares of common stock in the fourth quarter of 2018, our controlling interest in FMC Lithium was approximately 84 percent. On March 1, 2019, we completed the previously announced distribution of the remaining shares of common stock of Livent. See Note 1 for further information.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Dividends and Share Repurchases
On January 16, 2020, we paid dividends totaling $57.0 million to our shareholders of record as of December 31, 2019. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, we paid $210.3 million, $89.2 million and $88.8 million in dividends, respectively.
In 2019, 4.7 million shares were repurchased under the publicly announced repurchase program. At December 31, 2019, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 18: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2019 and 2018, there were 0.3 million and 0.2 million potential common shares excluded from Diluted EPS, respectively. For the year ended December 31, 2017, we had a net loss from continuing operations attributable to FMC stockholders. As a result, all 1.5 million potential common shares were excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2019	2018	2017
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$540.7	$531.4	$(135.7)
Discontinued operations, net of income taxes	(63.3)	(29.3)	671.5
Net income (loss) attributable to FMC stockholders	$477.4	$502.1	$535.8
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.5)	(2.4)	—
Net income (loss) allocable to common stockholders	$475.9	$499.7	$535.8

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.12	$3.94	$(1.01)
Discontinued operations	(0.48)	(0.22)	5.00
Net income (loss)	$3.64	$3.72	$3.99

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.10	$3.91	$(1.01)
Discontinued operations	(0.48)	(0.22)	5.00
Net income (loss)	$3.62	$3.69	$3.99

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	130,761	134,406	134,255
Weighted average additional shares assuming conversion of potential common shares	1,241	1,473	—
Shares – diluted basis	132,002	135,879	134,255

Note 19: Financial Instruments, Risk Management and Fair Value Measurements
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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts, commodity forward and option contracts and interest rate contracts are included in the tables within this Note. The estimated fair value of debt is $3,393.8 million and $2,715.2 million and the carrying amount is $3,258.8 million and $2,692.7 million as of December 31, 2019 and December 31, 2018, respectively.

FMC CORPORATION
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
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Brazilian Real, the Euro, the Chinese yuan, the Mexican peso, Indian rupee and the Argentine peso.
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
Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to customers. See Notes 1 and 20 for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of December 31, 2019, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $0.4 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2020. At December 31, 2019, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,633 million.
As of December 31, 2019, we had open interest rate contracts in AOCI in a net after-tax loss position of $0.7 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt. At December 31, 2019 we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $200 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes. Refer to Note 14 for further details on the Senior Notes.
As of December 31, 2019, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2019, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $1.0 million of net after-tax losses, representing open foreign currency exchange contracts, option contracts and interest rate contracts will be realized in earnings during the twelve months ending December 31, 2020 if spot rates in the future are consistent with forward rates as of December 31, 2019. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income (loss).

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,264 million at December 31, 2019.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2019 and 2018.

	December 31, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$8.0	$0.3	$8.3	$(8.1)	$0.2
Total derivative assets (1)	$8.0	$0.3	$8.3	$(8.1)	$0.2

Foreign exchange contracts	$(12.1)	$(4.2)	$(16.3)	$8.1	$(8.2)
Interest rate contracts	(0.9)	—	(0.9)	$—	(0.9)
Total derivative liabilities (2)	$(13.0)	$(4.2)	$(17.2)	$8.1	$(9.1)

Net derivative assets (liabilities)	$(5.0)	$(3.9)	$(8.9)	$—	$(8.9)

	December 31, 2018
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$18.3	$1.5	$19.8	$(8.1)	$11.7
Total derivative assets (1)	$18.3	$1.5	$19.8	$(8.1)	$11.7

Foreign exchange contracts	$(8.0)	$(0.2)	$(8.2)	$8.1	$(0.1)
Interest rate contracts	(0.2)	—	(0.2)	—	(0.2)
Total derivative liabilities (2)	$(8.2)	$(0.2)	$(8.4)	$8.1	$(0.3)

Net derivative assets (liabilities)	$10.1	$1.3	$11.4	$—	$11.4
____________________
(1) Net balance is included in “Prepaid and other current assets” in the consolidated balance sheets.
(2) Net balance is included in “Accrued and other liabilities” in the consolidated balance sheets.
(3) Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Energy	Interest rate	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$4.6	$1.4	$1.1	$7.1
2017 Activity
Unrealized hedging gains (losses) and other, net of tax	$(0.4)	$(0.8)	$—	$(1.2)
Reclassification of deferred hedging (gains) losses, net of tax (1)	0.2	(0.6)	(0.3)	(0.7)
Total derivative instrument impact on comprehensive income, net of tax	$(0.2)	$(1.4)	$(0.3)	$(1.9)

Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$4.4	$—	$0.8	$5.2
2018 Activity
Unrealized hedging gains (losses) and other, net of tax	$14.2	$—	$(0.5)	$13.7
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.2)	—	0.5	(7.7)
Total derivative instrument impact on comprehensive income, net of tax	$6.0	$—	$—	$6.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$10.4	$—	$0.8	$11.2
2019 Activity
Unrealized hedging gains (losses) and other, net of tax	$(3.1)	$—	$(65.9)	$(69.0)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.7)	—	0.5	(8.2)
Total derivative instrument impact on comprehensive income, net of tax	$(11.8)	$—	$(65.4)	$(77.2)

Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(1.4)	$—	$(64.6)	$(66.0)
____________________
(1)Amounts are included in “Costs of sales and services” and "Interest expense" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Year Ended December 31,
(in Millions)	2019	2018	2017
Foreign exchange contracts	$(26.7)	$(10.9)	$(12.5)
Total	$(26.7)	$(10.9)	$(12.5)
____________________
(1) Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. These amounts are included in “Costs of sales and services” on the consolidated statements of income (loss).

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets.

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Other (2)	20.2	20.2	—	—
Total Assets	$20.4	$20.2	$0.2	$—

Liabilities
Derivatives – Foreign exchange (1)	$8.2	$—	$8.2	$—
Derivatives - Interest Rate (1)	0.9	—	0.9	—
Other (3)	32.8	29.7	3.1	—
Total Liabilities	$41.9	$29.7	$12.2	$—

(in Millions)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$11.7	$—	$11.7	$—
Other (2)	17.7	17.7	—	—
Total Assets	$29.4	$17.7	$11.7	$—

Liabilities
Derivatives – Foreign exchange (1)	$0.1	$—	$0.1	$—
Derivatives - Interest Rate (1)	0.2	—	0.2	—
Other (3)	27.4	24.3	3.1	—
Total Liabilities	$27.7	$24.3	$3.4	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.
(2)Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets including long-term receivables, net” in the consolidated balance sheets.
(3)Primarily consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2018. There were no non-recurring fair value measurements in the consolidated balance sheets during the year ended December 31, 2019.

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

Note 20: Guarantees, Commitments and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2019. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$75.7
Other debt guarantees (2)	2.1
Total	$77.8
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. The short-term amount is recorded as “Guarantees of vendor financing” on the consolidated balance sheets.
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

Commitments
Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $1,126 million. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Contingencies
Livent Corporation class action. On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation (“Livent”) filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the “Livent IPO”). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO (“Defendants”). The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC had not been named as a defendant, which are pending in the United States District Court of the Eastern District of Pennsylvania. On July 18, 2019, a separate state action was filed against the same defendants in the Pennsylvania Court of Common Pleas, Philadelphia County, Bizzaria v. Livent Corp., et al. On July 26, 2019, Plymouth County filed an amended complaint in its state court case. On September 23, 2019, the actions were consolidated under the caption In re Livent Corporation Securities Litigation, No. 190501229. On October 11, 2019, defendants filed preliminary objections seeking to dismiss the case in its entirety. On October 22, 2019, the Court denied Defendants’ motion to stay the case, but granted a separate motion of the defendants to stay all discovery.
Separately, on October 18, 2019, purported stockholders of Livent amended a putative class action complaint filed in the U.S. District Court for the Eastern District of Pennsylvania, to add FMC Corporation as a defendant. The operative complaint in that case, Bisser Nikolov v. Livent Corp., et al. makes similar substantive allegations as the state court case, including alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. Pursuant to a stipulated scheduling order, Defendants filed a motion to dismiss the Nikolov case on November 18, 2019. Plaintiffs filed their opposition to the motion to dismiss on December 30, 2019, and Defendants shall have 30 days to file a reply in further support of a motion to dismiss. All discovery is stayed in this case pending a ruling on the motion to dismiss.
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
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. An initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. On May 21, 2015, the ECJ issued its decision, upholding the jurisdiction of the German court. The case is now back before the German judge. We filed a motion to dismiss the proceedings in September 2015. We anticipate a response by the court sometime in 2020. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. A settlement agreement is currently being negotiated by the parties but the terms have not yet been finalized. If the matter cannot be resolved, we will defend the case vigorously.
Canadian antitrust actions. FMC signed a settlement agreement on September 27, 2018, providing for a payment of CAD 3.25 million ($2.5 million) to the plaintiffs. The settlement payment was made in the fourth quarter of 2018 and was recorded within "Discontinued operations, net of income taxes" on the consolidated statements of income (loss). The Ontario Superior Court of Justice subsequently approved the settlement and dismissed the action on January 18, 2019, which fully and finally resolved the Canadian litigation.

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
Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments or obligations incident to the ordinary course of business. In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters and labor cases related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $4.9 million and $1.7 million as of December 31, 2019 and 2018, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $90 million at December 31, 2019. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil. Regarding other contingencies arising from operations, some of these contingencies are known - for example pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge. Some contingencies are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of our known contingencies, including the matters described in this Note, will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
See Note 12 for the Pocatello Tribal litigation, Middleport litigation, and Portland Harbor site for legal proceedings associated with our environmental contingencies.

Note 21: Segment Information

As discussed in Note 1, we operate as a single business segment providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management.

For revenue by major geographical region, refer to Note 3. The following table provides our long-lived assets by major geographical region.

(in Millions)	December 31,
	2019	2018
Long-lived assets (1)
North America (2)	$1,190.7	$1,060.8
Latin America	837.0	809.9
Europe, Middle East, and Africa (2)	1,448.0	1,421.9
Asia (2)	2,064.8	2,019.9
Total	$5,540.5	$5,312.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

____________________
(1)Geographic long-lived assets exclude long-term deferred income taxes and assets of discontinued operations on the consolidated balance sheets.
(2)The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2019 and 2018 are Singapore, which totaled $1,547.0 million and $1,558.9 million, the U.S., which totaled $1,177.7 million and $1,052.0 million, and Denmark, which totaled $1,045.3 million and $1,044.2 million, respectively.

Note 22: Supplemental Information
The following tables present details of prepaid and other current assets, other assets including long-term receivables, net, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2019	2018
Prepaid and other current assets
Prepaid insurance	$8.2	$7.9
Tax related items including value added tax receivables	229.2	215.2
Refund asset (1)	37.7	49.7
Environmental obligation recoveries (Note 12)	12.3	6.2
Derivative assets (Note 19)	0.2	11.7
Acquisition related items	3.0	3.4
Other prepaid and current assets	196.9	138.5
Total	$487.5	$432.6

(in Millions)	December 31,
	2019	2018
Other assets including long-term receivables, net
Non-current receivables (Note 10)	$123.1	$84.5
Advance to contract manufacturers	116.3	69.9
Capitalized software, net	117.0	61.8
Environmental obligation recoveries (Note 12)	15.0	24.3
Income taxes indirect benefits	32.7	41.9
Operating lease ROU asset (Note 4)	164.7	—
Deferred compensation arrangements (Note 19)	20.2	17.7
Pension and other postretirement benefits (Note 15)	44.2	42.8
Other long-term assets	52.1	40.5
Total	$685.3	$383.4
____________________
(1) In accordance with revenue standard requirements, a sales return liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding refund asset to recover the product from the customer.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2019	2018
Accrued and other liabilities
Restructuring reserves (Note 9)	$8.1	$8.2
Dividend payable (Note 17)	57.0	53.2
Accrued payroll	101.2	87.0
Environmental reserves, current, net of recoveries (Note 12)	115.3	63.0
Derivative liabilities (Note 19)	8.9	0.3
Furadan® product exit asset retirement obligations	33.0	—
Unfavorable contracts (1)	109.2	103.1
Operating lease current liabilities (Note 4)	31.5	—
Other accrued and other liabilities (2)	216.4	256.0
Total	$680.6	$570.8

(in Millions)	December 31,
	2019	2018
Other long-term liabilities
Restructuring reserves (Note 9)	$6.5	$9.0
Asset retirement obligations, long-term (Note 1)	2.7	2.6
Transition tax related to Tax Cuts and Jobs Act (3)	123.6	145.6
Contingencies related to uncertain tax positions (Note 13)	71.4	79.5
Deferred compensation arrangements (Note 19)	29.7	24.3
Derivative liabilities (Note 19)	0.2	—
Self-insurance reserves (primarily workers' compensation)	1.8	2.2
Lease obligations (Note 4)	163.2	17.3
Reserve for discontinued operations (Note 11)	71.9	72.2
Unfavorable contracts (1)	206.0	327.6
Other long-term liabilities	31.4	62.6
Total	$708.4	$742.9
____________________
(1) Primarily represents the technical insecticide product supply agreements with DuPont for use in their retained seed treatment business. Refer to Note 5 for more details.
(2) Other accrued and other liabilities includes the gross up of the estimated sales returns as part of our adoption of ASC 606. The impact of the adoption impacted accrued and other liabilities by $37.7 million and $49.7 million, respectively.
(3) Represents noncurrent portion of overall transition tax to be paid over the next six years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 23: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2019				2018
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$1,192.1	$1,206.1	$1,014.3	$1,197.3	$1,107.9	$1,154.4	$923.6	$1,099.4
Gross margin	544.7	550.5	432.4	556.0	502.5	490.4	395.2	491.7
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	281.8	267.8	159.9	112.1	325.0	133.3	105.1	177.5
Income (loss) from continuing operations	207.6	194.4	110.8	30.7	230.2	99.8	50.9	156.7
Discontinued operations, net of income taxes (1)	9.6	(18.1)	(21.3)	(33.5)	39.4	32.7	23.9	(122.1)
Net income (loss)	$217.2	$176.3	$89.5	$(2.8)	$269.6	$132.5	$74.8	$34.6
Less: Net income (loss) attributable to noncontrolling interests	1.5	1.8	(0.9)	0.4	2.4	2.8	2.0	2.2
Net income (loss) attributable to FMC stockholders	$215.7	$174.5	$90.4	$(3.2)	$267.2	$129.7	$72.8	$32.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$206.1	$192.6	$111.7	$30.3	$227.8	$97.0	$48.9	$157.7
Discontinued operations, net of income taxes	9.6	(18.1)	(21.3)	(33.5)	39.4	32.7	23.9	(125.3)
Net income (loss)	$215.7	$174.5	$90.4	$(3.2)	$267.2	$129.7	$72.8	$32.4
Basic earnings (loss) per common share attributable to FMC stockholders (2):
Continuing operations	$1.56	$1.46	$0.85	$0.23	$1.69	$0.72	$0.36	$1.17
Discontinued operations	0.07	(0.14)	(0.16)	(0.25)	0.29	0.24	0.18	(0.93)
Basic net income (loss) per common share	$1.63	$1.32	$0.69	$(0.02)	$1.98	$0.96	$0.54	$0.24
Diluted earnings (loss) per common share attributable to FMC stockholders (2):
Continuing operations	$1.55	$1.46	$0.85	$0.23	$1.67	$0.72	$0.36	$1.17
Discontinued operations	0.07	(0.14)	(0.16)	(0.25)	0.29	0.24	0.18	(0.93)
Diluted net income (loss) per common share	$1.62	$1.32	$0.69	$(0.02)	$1.96	$0.96	$0.54	$0.24
Weighted average shares outstanding:
Basic	131.9	131.1	130.4	129.7	134.6	134.8	134.9	133.7
Diluted	133.2	132.3	131.6	130.9	136.2	136.2	136.4	135.1
____________________
(1)In the fourth quarter of 2018, we recorded a charge of $106.3 million related to our discontinued environmental site at Middleport, New York. See Note 12 for further details.
(2)The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and the related amendments.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the allowance for trade receivables and long-term receivables associated with customers located in Brazil
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company develops an analysis of trade receivables and long-term receivables to determine its best estimate of the probable losses associated with potential customer defaults. The most significant portion of the allowance for trade receivables and long-term receivables is related to customers located in Brazil.

We identified the evaluation of the allowance for trade receivables and long-term receivables associated with customers located in Brazil as a critical auditing matter. Specifically, the length of standard credit terms offered and customer liquidity may be significantly influenced by economic conditions and unfavorable weather conditions impacting crop quality. This increased the need for subjective judgment and knowledge in assessing customer liquidity constraints to estimate probable losses.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s collectability determination process, including controls over the identification of at-risk trade receivables and long-term receivables balances and related estimate of probable losses associated with such balances. We inspected underlying documentation for collateral arrangements, legal disputes, and historical trends and analysis performed by the Company for historical collection results. The Company’s assumptions underlying the collectability of trade receivables and long-term receivables were tested by evaluating:

•The Company’s rationale for and appropriateness of changes in assumptions from those used in the prior year related to its expected collection period for specific customers;

•Local Brazil economic and weather conditions that might impact the assumptions;

•Adjustments to the prior period reserve and assessing if those adjustments provided information that was contradictory to the current year’s assumptions; and

•Deterioration of trade receivables and long-term receivables balances subsequent to year-end, to identify the presence of trends not considered by the Company when it developed its assumptions.

Evaluation of unrecognized tax benefits
As discussed in Note 13, the Company has $68.2 million of unrecognized tax benefits as of December 31, 2019. The Company recognizes the largest amount of tax benefit that it believes is more than 50 percent likely to be sustained. A significant amount of the Company’s earnings are generated by certain foreign subsidiaries whose earnings are taxed at lower rates than the United States federal statutory rate.

We identified the evaluation of the Company’s unrecognized tax benefits related to the earnings of certain foreign subsidiaries as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law, the transfer pricing structure, and its analysis of the recognition of its tax benefits.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefits process, including controls related to the transfer pricing structure which affects the determination of earnings of certain foreign subsidiaries. We also involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:

•Examining the Company’s tax positions, including the methodology for evaluating unrecognized tax benefits;

•Assessing transfer pricing studies with applicable laws and regulations;

•Evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions;

•Considering applicable settlements with taxing authorities; and

•Evaluating the Company’s determination of unrecognized tax benefits.

/s/ KPMG LLP

We have served as the Company's auditor since 1928.

Philadelphia, Pennsylvania
February 28, 2020

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). FMC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of FMC;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;
•provide reasonable assurance that receipts and expenditures of FMC are being made only in accordance with authorization of management and directors of FMC; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (COSO 2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2019, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2020

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Provision (Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries, write-offs and other (1)	Balance, End of Year
December 31, 2019
Reserve for doubtful accounts (2)	$82.9	21.2	—	(16.7)	$87.4
Deferred tax valuation allowance	261.4	42.2	(0.3)	—	303.3
December 31, 2018
Reserve for doubtful accounts (2)(3)	$85.7	71.4	—	(74.2)	$82.9
Deferred tax valuation allowance	272.0	(8.8)	(1.8)	—	261.4
December 31, 2017
Reserve for doubtful accounts (2)	$65.7	22.1	—	(2.1)	$85.7
Deferred tax valuation allowance	286.4	(17.0)	2.6	—	272.0
____________________
(1)Write-offs are net of recoveries.
(2)Includes short-term and long-term portion.
(3)Includes the charge and write-off of approximately $42 million associated with the stranded accounts receivables written off as part of the restructuring in India. The charge was recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).

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

Management’s annual report on internal control over financial reporting. Refer to Management’s Annual Report on Internal Control Over Financial Reporting which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Audit report of the independent registered public accounting firm. Refer to Report of Independent Registered Public Accounting Firm which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 28, 2020 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Information about our Executive Officers” in Part I of this Annual Report on Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee” in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2019. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

(Shares in thousands)	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,288	$58.06	3,500
____________________
(1)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $58.06 and the weighted-average term-to-expiration is 6.5 years.
(2)Includes 1,504 thousand stock options and 508 thousand restricted stock awards granted to employees and 276 thousand restricted stock units held by directors.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2019, 2018 and 2017	113
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
3. Exhibits – The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K:

(a)Exhibits

Exhibit No.	Exhibit Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

*2.1a	Transaction Agreement, dated March 31, 2017, by and between E.I. du Pont de Nemours and Company and FMC Corporation (Exhibit 2.1 to the Current Report on Form 8-K filed on April 4, 2017)

*2.1b
Purchase Price Allocation Side Letter Agreement, dated as of May 12, 2017, by and between E. I. du Pont de Nemours and Company and FMC Corporation (Exhibit 10.26 to the Quarterly Report on Form 10-Q filed on November 7, 2017)

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through April 30, 2019 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 8, 2019)

*3.2	Restated By-Laws of FMC Corporation as of April 30, 2019 (Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 8, 2019)

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

*4.2
First Supplemental Indenture, dated as of November 30, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2009)

*4.3
Second Supplemental Indenture, dated as of November 22, 2011, by and between the Company and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 22, 2011)

*4.4
Third Supplemental Indenture, dated as of November 15, 2013, by and between the Company and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.1 to the Current Report on Form 8-K filed on November 15, 2013)

*4.5
Fourth Supplemental Indenture, dated as of September 20, 2019, by and between the Company and U.S. Bank National Association, as trustee (including the forms of the Notes attached as Exhibit A, Exhibit B and Exhibit C thereto) (Exhibit 4.2 to the Current Report on Form 8-K filed on September 23, 2019)

4.6	Description of Capital Stock

(10)	Material contracts

*10.1a
Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.2 to the Current Report on Form 8-K filed on May 2, 2017)

*10.1b
Amendment No. 1, dated September 28, 2018, to the Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation from time to time party thereto as borrowers, Citibank, N.A., as Administrative Agent, each lender from time to time party thereto and the other parties thereto. (Exhibit 10.2 to the Current Report on Form 8-K filed on October 3, 2018)

*10.1c
Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2019)

†10.2	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective April 28, 2020

†*10.2.a	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant (Exhibit 10.4.a to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.2.b	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Retainer (Exhibit 10.4.b to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.3	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.4
FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.5	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the Company on December 17, 2008 (Exhibit 10.7 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.5a	Adoption Agreement for FMC Corporation Non-Qualified Savings and Investment Plan, effective as of December 17, 2008 (Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 19, 2019)

†*10.5b
Amendment to the Adoption Agreement for FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2018 (Exhibit 4.2.a to the Registration Statement on Form S-8 filed on December 19, 2019)

†*10.6
FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.6a
First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to the Annual Report on Form 10-K filed on March 11, 2004)

†* 10.6b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to the Annual Report on Form 10-K filed on March 14, 2005)

†*10.6c
Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005 (Exhibit 10.8.c to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.6d
Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005 (Exhibit 10.8.d to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.6e
Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008 (Exhibit 10.8.e to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.6f
Sixth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of March 26, 2009 (Exhibit 10.7f to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.6g
Seventh Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 1, 2017 (Exhibit 10.7g to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.7	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through April 25, 2017 (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 28, 2018)

†*10.7a	Form of Employee Restricted Stock Unit Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8a to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.7b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8b to the Annual Report on Form 10-K filed on February 28, 2017)

†*10.7c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8c to the Annual Report on Form 10-K filed on February 28, 2017)

*10.7d
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8d to the Quarterly Report on Form 10-Q filed on August 2, 2017)

†*10.7e
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Relative Total Shareholder Return Metric) (Exhibit 10.8e to the Quarterly Report on Form 10-Q filed on May 8, 2019)

†10.7f	Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Operating Cash Flow Metric)

†*10.8	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.9	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.10
Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Pierre Brondeau. (Exhibit 10.2 to FMC Corporation's Current Report on Form 8-K filed on November 9, 2012) Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Amended and Restated Executive Severance Agreement that is substantially identical in all material respects, except as to the parties thereto, between the Company and Mark Douglas was not filed.

†*10.11	Letter Agreement dated October 23, 2009 between FMC Corporation and Pierre Brondeau (Exhibit 10.18 to FMC Corporation’s Annual Report on Form 10-K filed on February 22, 2010)

†*10.11a
Amendment to October 23, 2009 Letter Agreement, dated November 6, 2012, between FMC Corporation and Pierre Brondeau. (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2012)

*10.12
Separation and Distribution Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.1 to the Current Report on Form 8-K of Livent Corporation, filed on October 15, 2018, SEC File No. 1-38694) (the "Livent October 2018 Form 8-K"))

*10.13	Transition Services Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.2 to the Livent October 2018 Form 8-K)

*10.14	Shareholders' Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.3 to the Livent October 2018 Form 8-K)

*10.15	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to the Livent October 2018 Form 8-K)

*10.16	Registration Rights Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.5 to the Livent October 2018 Form 8-K)

†*10.17
Amended and Restated Employee Matters Agreement, dated as of February 4, 2019, by and between Livent Corporation and FMC Corporation (Exhibit 10.22 to the Annual Report to the Form 10-K filed on February 28, 2019)

*10.18	Trademark License Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.7 to the Livent October 2018 Form 8-K)

†*10.19	Executive Severance Agreement, dated May 15, 2018, between FMC Corporation and Andrew D. Sandifer (Exhibit 10.28 to the Annual Report on Form 10-K filed on February 28, 2019)

†10.20	Executive Severance Agreement, dated April 1, 2019, between FMC Corporation and Michael Reilly

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File
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
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ ANDREW D. SANDIFER Andrew D. Sandifer	Executive Vice President and Chief Financial Officer	February 28, 2020

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2020

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chief Executive Officer and Chairman of the Board	February 28, 2020

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 28, 2020

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 28, 2020

/S/ C. SCOTT GREER C. Scott Greer	Director	February 28, 2020

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 28, 2020

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 28, 2020

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 28, 2020

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 28, 2020

/S/ WILLIAM H. POWELL William H. Powell	Director	February 28, 2020

/S/ MARGARETH ØVRUM Margareth Øvrum	Director	February 28, 2020

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 28, 2020