Form 10-Q
period 2020-03-31
FMC CORP
filed 2020-05-06
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of March 31, 2020, there were 129,447,184 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$1,250.0	$1,192.1
Costs and Expenses
Costs of sales and services	688.5	647.4
Gross margin	$561.5	$544.7
Selling, general and administrative expenses	189.4	183.9
Research and development expenses	67.3	71.2
Restructuring and other charges (income)	13.4	7.8
Total costs and expenses	$958.6	$910.3
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$291.4	$281.8
Non-operating pension and postretirement charges (income)	2.2	3.4
Interest expense, net	40.8	34.5
Income (loss) from continuing operations before income taxes	$248.4	$243.9
Provision (benefit) for income taxes	34.7	36.3
Income (loss) from continuing operations	$213.7	$207.6
Discontinued operations, net of income taxes	(7.5)	9.6
Net income (loss)	$206.2	$217.2
Less: Net income (loss) attributable to noncontrolling interests	—	1.5
Net income (loss) attributable to FMC stockholders	$206.2	$215.7
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$213.7	$206.1
Discontinued operations, net of income taxes	(7.5)	9.6
Net income (loss) attributable to FMC stockholders	$206.2	$215.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.65	$1.56
Discontinued operations	(0.06)	0.07
Net income (loss) attributable to FMC stockholders	$1.59	$1.63
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.64	$1.55
Discontinued operations	(0.06)	0.07
Net income (loss) attributable to FMC stockholders	$1.58	$1.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Net income (loss)	$206.2	$217.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(35.4)	$(2.4)
Total foreign currency translation adjustments (1)	$(35.4)	$(2.4)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $12.0 and zero for the three months ended March 31, 2020 and 2019, respectively	$27.5	$0.9
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(2.8) and $(1.0) for the three months ended March 31, 2020 and 2019, respectively (2)	(10.3)	(3.6)
Total derivative instruments, net of tax of $9.2 and $(1.0) for the three months ended March 31, 2020 and 2019, respectively	$17.2	$(2.7)

Pension and other postretirement benefits:
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of 0.5 and $0.9 for the three months ended March 31, 2020 and 2019, respectively (2)	$1.6	$3.4
Total pension and other postretirement benefits, net of tax of $0.5 and $0.9 for the three months ended March 31, 2020 and 2019, respectively	$1.6	$3.4

Other comprehensive income (loss), net of tax	$(16.6)	$(1.7)
Comprehensive income (loss)	$189.6	$215.5
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(1.8)	1.2
Comprehensive income (loss) attributable to FMC stockholders	$191.4	$214.3
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$436.2	$339.1
Trade receivables, net of allowance of $22.9 in 2020 and $26.3 in 2019	2,460.1	2,231.2
Inventories	1,062.7	1,017.0
Prepaid and other current assets	513.0	487.5
Total current assets	$4,472.0	$4,074.8
Investments	0.7	0.7
Property, plant and equipment, net	735.7	758.0
Goodwill	1,459.6	1,467.5
Other intangibles, net	2,611.7	2,629.0
Other assets including long-term receivables, net	675.0	685.3
Deferred income taxes	234.5	257.4
Total assets	$10,189.2	$9,872.7
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$250.2	$227.7
Accounts payable, trade and other	838.4	900.1
Advance payments from customers	213.5	492.7
Accrued and other liabilities	630.3	680.6
Accrued customer rebates	389.0	280.6
Guarantees of vendor financing	64.3	75.7
Accrued pension and other postretirement benefits, current	4.3	4.3
Income taxes	66.5	62.2
Total current liabilities	$2,456.5	$2,723.9
Long-term debt, less current portion	3,531.8	3,031.1
Accrued pension and other postretirement benefits, long-term	43.1	44.2
Environmental liabilities, continuing and discontinued	450.0	470.5
Deferred income taxes	333.9	333.2
Other long-term liabilities	671.2	708.4
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2020 or 2019	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2020 and 2019	18.6	18.6
Capital in excess of par value of common stock	840.2	829.7
Retained earnings	4,337.9	4,188.8
Accumulated other comprehensive income (loss)	(426.8)	(412.0)
Treasury stock, common, at cost - 2020: 56,536,608 shares, 2019: 56,859,498 shares	(2,094.5)	(2,092.8)
Total FMC stockholders’ equity	$2,675.4	$2,532.3
Noncontrolling interests	27.3	29.1
Total equity	$2,702.7	$2,561.4
Total liabilities and equity	$10,189.2	$9,872.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$206.2	$217.2
Discontinued operations, net of income taxes	7.5	(9.6)
Income (loss) from continuing operations	$213.7	$207.6
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$39.1	$37.3
Restructuring and other charges (income)	13.4	7.8
Deferred income taxes	14.4	(6.1)
Pension and other postretirement benefits	3.2	4.6
Share-based compensation	7.4	6.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(283.8)	(389.4)
Guarantees of vendor financing	(11.4)	11.3
Advance payments from customers	(279.6)	(175.3)
Accrued customer rebates	102.2	95.0
Inventories	(63.3)	(109.7)
Accounts payable, trade and other	(68.1)	91.0
Income taxes	10.5	28.1
Pension and other postretirement benefit contributions	(1.2)	(1.6)
Environmental spending, continuing, net of recoveries	16.3	(3.5)
Restructuring and other spending	(1.9)	(5.8)
Transaction-related charges	(22.5)	(19.9)
Change in other operating assets and liabilities, net (1)	2.7	(60.4)
Cash provided (required) by operating activities of continuing operations	$(308.9)	$(282.9)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(10.8)	$(4.8)
Other discontinued spending	(8.6)	(5.5)
Operating activities of discontinued operations, net of divestiture costs	—	16.0
Cash provided (required) by operating activities of discontinued operations	$(19.4)	$5.7
____________________
(1) Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(15.5)	$(19.1)
Investment in Enterprise Resource Planning system	(18.6)	(12.6)
Other investing activities	(9.1)	(1.7)
Cash provided (required) by investing activities of continuing operations	$(43.2)	$(33.4)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$—	$26.2
Other discontinued investing activities	—	(17.0)
Cash provided (required) by investing activities of discontinued operations	$—	$9.2
Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	$500.0	$—
Increase (decrease) in short-term debt	30.7	445.6
Repayments of long-term debt	(0.7)	(0.5)
Issuances of common stock, net	9.2	11.7
Dividends paid (2)	(57.0)	(53.2)
Repurchases of common stock under publicly announced program	—	(100.0)
Other repurchases of common stock	(7.4)	(16.0)
Cash provided (required) by financing activities of continuing operations	$474.8	$287.6
Cash provided (required) by financing activities of discontinued operations:
Payment of Livent external debt	$—	$(27.0)
Cash transfer to Livent due to spin	—	(10.2)
Cash provided (required) by financing activities of discontinued operations	$—	$(37.2)
Effect of exchange rate changes on cash and cash equivalents	(6.2)	(1.2)
Increase (decrease) in cash and cash equivalents	$97.1	$(52.2)

Cash and cash equivalents of continuing operations, beginning of period	$339.1	$134.4
Cash and cash equivalents of discontinued operations, beginning of period	—	27.3
Cash and cash equivalents, beginning of period	$339.1	$161.7
Cash and cash equivalents, end of period	$436.2	$109.5
____________________
(2) See Note 15 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $32.1 million and $35.8 million, and income taxes paid, net of refunds were $29.0 million and $34.1 million for the three months ended March 31, 2020 and 2019, respectively. There were no interest payments, net of capitalized interest and tax payments, net of refunds allocated to discontinued operations for the three months ended March 31, 2020 and 2019. Non-cash additions to property, plant and equipment and other assets were $12.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Net income (loss)	—	—	206.2	—	—	—	206.2
Stock compensation plans	—	10.5	—	—	6.0	—	16.5
Shares for benefit plan trust	—	—	—	—	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.6	—	—	1.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	17.2	—	—	17.2
Foreign currency translation adjustments (1)	—	—	—	(33.6)	—	(1.8)	(35.4)
Dividends ($0.44 per share)	—	—	(57.1)	—	—	—	(57.1)
Repurchases of common stock	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2020	$18.6	$840.2	$4,337.9	$(426.8)	$(2,094.5)	$27.3	$2,702.7
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards	—	—	55.5	(53.1)	—	—	2.4
Net income (loss)	—	—	215.7	—	—	1.5	217.2
Stock compensation plans	—	9.4	—	—	7.2	—	16.6
Shares for benefit plan trust	—	—	—	—	(1.1)	—	(1.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.4	—	—	3.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustments (1)	—	—	—	(2.1)	—	(0.3)	(2.4)
Dividends ($0.40 per share)	—	—	(52.8)	—	—	—	(52.8)
Repurchases of common stock	—	—	—	—	(114.2)	—	(114.2)
Divestiture of Livent (2)	—	—	(464.3)	39.0	—	(59.7)	(485.0)
Balance at March 31, 2019	$18.6	$785.6	$4,088.4	$(324.4)	$(1,807.2)	$30.8	$2,791.8
____________________
(1)See condensed consolidated statements of comprehensive income (loss).
(2)Represents the effects of the distribution of FMC Lithium.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2020 and 2019, cash flows for the three months ended March 31, 2020 and 2019, changes in equity for the three months ended March 31, 2020 and 2019, and our financial positions as of March 31, 2020 and December 31, 2019. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2020 and 2019, condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and condensed consolidated statements of changes in equity for the three months ended March 31, 2020 and 2019 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019 (the "2019 Form 10-K").
Given the COVID-19 pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID-19. As an agriculture sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our facilities are operational. While we have maintained business continuity and sustained our operations, we do not yet know the full extent of the disruptions on either our business and operations or the global economy nor the duration of the pandemic and its adverse effects.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of reference rate. The new standard is effective March 12, 2020 through December 31, 2022. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships but do not believe it will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and simplification in several other areas. The new standard is effective for fiscal years beginning after December 15, 2020 (i.e., a January 1, 2021 effective date). We are evaluating the effect this guidance will have on our consolidated financial statements.

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

Recently adopted accounting guidance
In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
became effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). There was no material impact to our consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard became effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. There was no material impact to our consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology with a current expected credit loss ("CECL") model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instrument, including trade receivables. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard became effective January 1, 2020. As a result of the adoption, we have refined our allowance for doubtful trade receivables methodology which considers current economic conditions as well as forward-looking expectations about expected credit losses. Our accounting policy, as set forth in detail in Note 1 within the 2019 Form 10-K, follows a consistent methodology and incorporates the additional requirements under the new standard’s CECL framework. The adoption of the new standard did not result in a material impact to our consolidated financial statements.

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the three months ended March 31, 2020 and 2019.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2020	2019
North America	$327.6	$318.3
Latin America	259.2	206.5
Europe, Middle East & Africa (EMEA)	415.3	412.0
Asia	247.9	255.3
Total Revenue	$1,250.0	$1,192.1

The following table provides information about disaggregated revenue by major product category:

	Three Months Ended March 31,
(in Millions)	2020	2019
Insecticides	$720.4	$703.4
Herbicides	367.2	361.6
Fungicides	83.3	70.5
Other	79.1	56.6
Total Revenue	$1,250.0	$1,192.1

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2019	Balance as of March 31, 2020	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,354.3	$2,585.8	$231.5
Contract liabilities: Advance payments from customers	492.7	213.5	(279.2)

The amount of revenue recognized in the three months ended March 31, 2020 that was included in the opening contract liability balance is $279.2 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2020. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under "Advance Payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $492.7 million as of December 31, 2019 and $213.5 million as of March 31, 2020.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Most leases within our portfolio are classified as operating leases under the standard. Operating leases are included in "Other assets including long-term receivables, net", "Accrued and other liabilities", and "Other long-term liabilities" in our condensed consolidated balance sheet. Operating lease right-of-use ("ROU") assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
The ROU asset and lease liability balances as of March 31, 2020 and December 31, 2019 were as follows:

(in Millions)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$155.8	$164.7
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$28.0	$31.5
Operating lease noncurrent liabilities	Other long-term liabilities	156.1	163.2

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2020	2019
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$10.0	$10.0
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.4	1.3
Total lease cost		$11.4	$11.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

March 31, 2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.9
Weighted-average discount rate	4.2%

	Three Months Ended March 31,
(in Millions)	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10.1)	$(10.3)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.9	$0.3

The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2020 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2020 (excluding the three months ending March 31, 2020)	$27.2
2021	27.6
2022	23.8
2023	18.9
2024	16.3
Thereafter	116.2
Total undiscounted lease payments	$230.0
Less: Present value adjustment	(45.9)
Present value of lease liabilities	$184.1

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
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three months ended March 31, 2020 and 2019 was approximately $31 million and $27 million, respectively.
The DuPont Crop Protection Business is being integrated into our business and has been included within our results of operations since the date of acquisition.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

	Three Months Ended March 31,
(in Millions)	2020	2019
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$13.0	$16.5
Total Transaction-related charges	$13.0	$16.5

Restructuring charges
DuPont Crop restructuring (2)	$7.0	$3.9
Total DuPont Crop restructuring charges	$7.0	$3.9
____________________
(1) Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the condensed consolidated statements of income (loss).
(2) See Note 10 for more information. These charges are recorded as a component of "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss).

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2019	$1,467.5
Foreign currency and other adjustments	(7.9)
Balance, March 31, 2020	$1,459.6
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2020.

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2020			December 31, 2019
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,137.4	$(198.3)	$939.1	$1,139.7	$(184.7)	$955.0
Patents	1.7	(1.0)	0.7	1.7	(0.9)	0.8
Brands (1)	16.6	(6.8)	9.8	16.7	(6.7)	10.0
Purchased and licensed technologies	60.2	(35.9)	24.3	60.2	(35.2)	25.0
Other intangibles	2.3	(1.8)	0.5	1.9	(1.8)	0.1
	$1,218.2	$(243.8)	$974.4	$1,220.2	$(229.3)	$990.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	378.2		378.2	379.0		379.0
	$1,637.3		$1,637.3	$1,638.1		$1,638.1
Total intangible assets	$2,855.5	$(243.8)	$2,611.7	$2,858.3	$(229.3)	$2,629.0
____________________
(1) Represents trademarks, trade names and know-how.
(2) Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2020	2019
Amortization expense	$15.3	$15.6

The full year estimated pre-tax amortization expense for the year ended December 31, 2020 and each of the succeeding five years is approximately $62 million, $62 million, $62 million, $62 million, $60 million, and $60 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2018	$22.4
Additions - charged to expense	3.6
Transfer from (to) allowance for credit losses (see below)	3.4
Net recoveries, write-offs and other	(3.1)
Balance, December 31, 2019	$26.3
Additions - charged to expense	1.8
Transfer from (to) allowance for credit losses (see below)	(2.9)
Net recoveries, write-offs and other	(2.3)
Balance, March 31, 2020	$22.9

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $125.7 million as of March 31, 2020. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2018	$60.5
Additions - charged to expense	17.6
Transfer from (to) allowance for doubtful accounts (see above)	(3.4)
Foreign currency adjustments	(0.5)
Net recoveries, write-offs and other	(13.1)
Balance, December 31, 2019	$61.1
Additions - charged to expense	(1.1)
Transfer from (to) allowance for doubtful accounts (see above)	2.9
Foreign currency adjustments	(8.0)
Balance, March 31, 2020	$54.9

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2020	December 31, 2019
Finished goods	$200.1	$372.2
Work in process	788.1	559.4
Raw materials, supplies and other	206.7	217.3
First-in, first-out inventory	$1,194.9	$1,148.9
Less: Excess of first-in, first-out cost over last-in, first-out cost	(132.2)	(131.9)
Net inventories	$1,062.7	$1,017.0

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2020	December 31, 2019
Property, plant and equipment	$1,094.9	$1,109.2
Accumulated depreciation	(359.2)	(351.2)
Property, plant and equipment, net	$735.7	$758.0

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2020	2019
Restructuring charges	$6.6	$5.2
Other charges (income), net	6.8	2.6
Total restructuring and other charges (income)	$13.4	$7.8

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities which commenced prior to 2020, see Note 9 to our consolidated financial statements included within our 2019 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring	$5.6	$0.3	$1.1	$7.0
Other items	—	—	(0.4)	(0.4)
Three Months Ended March 31, 2020	$5.6	$0.3	$0.7	$6.6

DuPont Crop restructuring	$2.7	$1.0	$0.2	$3.9
Other items	—	—	1.3	1.3
Three Months Ended March 31, 2019	$2.7	$1.0	$1.5	$5.2
____________________
(1)Primarily represents third-party costs associated with miscellaneous restructuring activities. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/19 (3)	Change in reserves (4)	Cash payments	Balance at 3/31/20 (3)
DuPont Crop restructuring (1)	$14.5	$5.9	$(1.9)	$18.5
Other workforce related and facility shutdowns (2)	0.1	—	—	0.1
Total	$14.6	$5.9	$(1.9)	$18.6
____________________
(1)Primarily consists of real estate exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily severance costs related to workforce reductions and facility shutdowns described in the Other items section of the Restructuring charges table above.
(3)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets.
(4)Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in this table.
Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2020	2019
Environmental charges, net	$6.4	$2.6
Other items, net	0.4	—
Other charges (income), net	$6.8	$2.6

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 13 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Debt
Debt maturing within one year:

(in Millions)	March 31, 2020	December 31, 2019
Short-term foreign debt (1)	$186.3	$144.9
Total short-term debt	$186.3	$144.9
Current portion of long-term debt	63.9	82.8
Total short-term debt and current portion of long-term debt	$250.2	$227.7
____________________
(1) At March 31, 2020, the average effective interest rate on the borrowings was 13.6 percent.

Long-term debt:

(in Millions)	March 31, 2020
	Interest Rate Percentage	Maturity Date	March 31, 2020	December 31, 2019
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.2, respectively)	4.0% - 6.5%	2021 - 2032	$51.7	$51.6
Senior notes (less unamortized discount of $1.2 and $1.3, respectively)	3.2% - 4.5%	2022 - 2049	2,198.8	2,198.7
2017 Term Loan Facility	2.2%	2022	800.0	800.0
Revolving Credit Facility (1)	1.9%	2024	500.0	—
Foreign debt	0% - 7.2%	2020 - 2024	64.6	83.8
Debt issuance cost			(19.4)	(20.2)
Total long-term debt			$3,595.7	$3,113.9
Less: debt maturing within one year			63.9	82.8
Total long-term debt, less current portion			$3,531.8	$3,031.1
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $215.1 million and available funds under this facility were $784.9 million at March 31, 2020.

Revolving Credit Facility Agreement Amendment
On April 22, 2020, the Company entered into Amendment No. 1 (the "Revolving Credit Amendment") to that certain Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among the Company, as U.S. Borrower, certain foreign subsidiaries of the Company party thereto, as Euro Borrowers, the lenders (the "Revolving Credit Lenders") and issuing banks party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers, Bank of America, N.A., as syndication agent, and certain other financial institutions party thereto as co-documentation agents (the "Revolving Credit Agreement"). Among other things, the Revolving Credit Amendment amends the maximum leverage ratio financial covenant in the Revolving Credit Agreement and adds a negative covenant restricting purchases of the Company’s stock if at any time the maximum leverage ratio exceeds 3.5 through the period ending June 30, 2021.
2017 Term Loan Agreement Amendment
On April 22, 2020, the Company entered into Amendment No. 2 (the "Term Loan Amendment") to that certain Term Loan Agreement, dated as of May 2, 2017, among the Company, as U.S. Borrower, certain foreign subsidiaries of the Company party thereto, as Euro Borrowers, the lenders party thereto (the "Term Loan Lenders"), Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Bank of America, N.A., as syndication agent, and certain other financial institutions party thereto as co-documentation agents (as previously amended, the "Term Loan Agreement"). Among other things, the Term Loan Amendment amends the maximum leverage ratio financial covenant in the Term Loan Agreement and adds a negative covenant restricting purchases of the Company’s stock if at any time the maximum leverage ratio exceeds 3.5 through the period ending June 30, 2021.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2020 was 3.2, which is below the maximum leverage of 4.0 at March 31, 2020. As amended pursuant to the Revolving Credit Amendment and the Term Loan Amendment discussed above, the maximum leverage ratio has been increased to 4.25 through the period ending December 31, 2020. The maximum leverage ratio will step down to 4.0 for the quarter ending March 31, 2021 and then to 3.5 for future quarters. Our actual interest coverage for the four consecutive quarters ended March 31, 2020 was 7.5, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2020.

Note 12: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019.
The results of our discontinued FMC Lithium operations are summarized below:

(in Millions)	Three Months Ended March 31,
	2020	2019
Revenue	$—	$52.1
Costs of sales and services	—	41.3

Income (loss) from discontinued operations before income taxes	$—	$1.1
Provision (benefit) for income taxes	—	6.0
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs and other adjustments	$—	$(4.9)
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	1.0	(5.1)
Discontinued operations of FMC Lithium, net of income taxes	$1.0	$(10.0)

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2020	2019
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $0.1 and $(4.6) for the three months ended March 31, 2020 and 2019, respectively (1)	$0.9	$23.0
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.5 and zero for the three months ended March 31, 2020 and 2019, respectively	(1.9)	0.2
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit $2.0 and $1.0 for the three months ended March 31, 2020 and 2019, respectively	(7.5)	(3.6)
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of $(0.2) and $(4.7) for the three months ended March 31, 2020 and 2019, respectively	1.0	(10.0)
Discontinued operations, net of income taxes	$(7.5)	$9.6
____________________
(1)During the three months ended March 31, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and which management can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2019	$595.8	$(10.0)	$585.8
Provision (Benefit)	5.6	(0.3)	5.3
(Spending) Recoveries	(15.2)	0.6	(14.6)
Foreign currency translation adjustments	(0.4)	—	(0.4)
Net change	$(10.0)	$0.3	$(9.7)
Total environmental reserves at March 31, 2020	$585.8	$(9.7)	$576.1

Environmental reserves, current (1)	$127.3	$(1.2)	$126.1
Environmental reserves, long-term (2)	458.5	(8.5)	450.0
Total environmental reserves at March 31, 2020	$585.8	$(9.7)	$576.1
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $150 million at March 31, 2020. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2019	Increase (Decrease) in recoveries	Cash received (1)	March 31, 2020
Environmental recoveries	$27.3	(3.5)	(20.1)	$3.7
____________________
(1) During the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2020	2019
Environmental provisions, net - recorded to liabilities (1)	$5.3	$2.5
Environmental provisions, net - recorded to assets (2)	3.5	(0.1)
Environmental provision, net	$8.8	$2.4

Continuing operations (3)	$6.4	$2.6
Discontinued operations (4)	2.4	(0.2)
Environmental provision, net	$8.8	$2.4
____________________
(1) See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.
(2) See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.
(3) Recorded as a component of "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss). See Note 10. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(4) Recorded as a component of "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss). See Note 12.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our consolidated financial statements in our 2019 Form 10-K. See Note 12 to our consolidated financial statements in our 2019 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2019 Form 10-K other than the update provided below.
Pocatello Tribal Litigation
On March 16, 2020, FMC filed a petition in the United States Supreme Court to review the Ninth Circuit’s decision. At this time the Supreme Court has not issued a ruling on our petition. Payment of the judgement, if necessary, will not take place until final disposition by the United States Supreme Court. There was no change to our existing reserves as a result of the filed petition.

Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2020 and 2019, there were 0.1 million and 0.4 million potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2020	2019
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$213.7	$206.1
Discontinued operations, net of income taxes	(7.5)	9.6
Net income (loss) attributable to FMC stockholders	$206.2	$215.7
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.7)
Net income (loss) allocable to common stockholders	$205.7	$215.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.65	$1.56
Discontinued operations	(0.06)	0.07
Net income (loss) attributable to FMC stockholders	$1.59	$1.63

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.64	$1.55
Discontinued operations	(0.06)	0.07
Net income (loss) attributable to FMC stockholders	$1.58	$1.62

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	129,527	131,887
Weighted average additional shares assuming conversion of potential common shares	939	1,327
Shares – diluted basis	130,466	133,214

Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	(33.6)	27.5	—	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.3)	1.6	(8.7)
Net current period other comprehensive income (loss)	$(33.6)	$17.2	$1.6	$(14.8)
Accumulated other comprehensive income (loss), net of tax at March 31, 2020	$(111.3)	$(47.8)	$(267.7)	$(426.8)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	(2.1)	0.9	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.6)	3.4	(0.2)
Net current period other comprehensive income (loss)	$(2.1)	$(2.7)	$3.4	$(1.4)
Adoption of accounting standard	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0
Accumulated other comprehensive income (loss), net of tax at March 31, 2019	$(64.6)	$9.5	$(269.3)	$(324.4)
____________________
(1) See Note 18 for more information.
(2) See Note 16 for more information.
(3) Represents the effects of the distribution of FMC Lithium.

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2020	2019
Derivative instruments
Foreign currency contracts	$14.3	$3.3	Costs of sales and services
Foreign currency contracts	(1.7)	1.3	Selling, general and administrative expenses
Interest rate contracts	0.5	—	Interest expense, net
Total before tax	$13.1	$4.6
	(2.8)	(1.0)	Provision for income taxes
Amount included in net income (loss)	$10.3	$3.6

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(2.0)	(4.2)	Selling, general and administrative expenses
Total before tax	$(2.1)	$(4.3)
	0.5	0.9	Provision for income taxes
Amount included in net income (loss)	$(1.6)	$(3.4)
Total reclassifications for the period	$8.7	$0.2	Amount included in net income
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Dividends and Share Repurchases
During the three months ended March 31, 2020 and March 31, 2019, we paid dividends of $57.0 million and $53.2 million, respectively. On April 16, 2020, we paid dividends totaling $57.1 million to our shareholders of record as of March 31, 2020. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of March 31, 2020.

During the three months ended March 31, 2020, zero shares were repurchased under the publicly announced repurchase program. At March 31, 2020, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

	Pensions		Other Benefits
(in Millions)	Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$0.9	$1.1	$—	$—
Interest cost	9.1	12.2	0.1	0.2
Expected return on plan assets	(9.3)	(13.4)	—	—
Amortization of prior service cost (credit)	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	2.5	4.6	(0.2)	(0.2)
Net periodic benefit cost (income)	$3.3	$4.6	$(0.1)	$—

Note 17: Income Taxes
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology ("EAETR") in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations:

	Three Months Ended March 31,
	2020			2019
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$248.4	$34.7	14.0%	$243.9	$36.3	14.9%
Discrete items:
Currency remeasurement (1)	$1.1	$—		$1.9	$0.9
Other discrete items (2)	49.5	2.7		46.0	3.3
Tax only discrete items (3)	—	2.9		—	2.4
Total discrete items	$50.6	$5.6		$47.9	$6.6
Continuing operations, before discrete items	$299.0	$40.3		$291.8	$42.9
Estimated Annualized Effective Tax Rate (EAETR)			13.5%			14.7%
___________________
(1)Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.
(2)U.S. GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three months ended March 31, 2020 and 2019, other discrete items were materially comprised of the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.
(3)For the three months ended March 31, 2020 and 2019, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, excess tax benefits associated with share-based compensation, changes in uncertain tax liabilities and related interest, and changes in tax law.

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

Financial Instrument	Valuation Method
Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

Commodity forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices for applicable commodities.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the reporting period.

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,872.5 million and $3,393.8 million and the carrying amount is $3,782.0 million and $3,258.8 million as of March 31, 2020 and December 31, 2019, respectively.
We enter into various financial instruments with off-balance sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers. See Note 19 for more information. Decisions to extend financial guarantees to

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
customers and the amount of collateral required under these guarantees are based on our evaluation of creditworthiness on a case-by-case basis.
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 19 to our consolidated financial statements on our 2019 Form 10-K.
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
As of March 31, 2020, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $18.5 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2020. At March 31, 2020, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,129 million.
As of March 31, 2020, we had open interest rate contracts in AOCI in a net after tax loss position of $4.2 million designated as cash flow hedges of underlying floating rate interest payments on a portion of our variable-rate debt and the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At March 31, 2020, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $300 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes.
As of March 31, 2020, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2020, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $17.7 million of the net gains after-tax, representing open foreign currency exchange contracts and interest rate contracts, will be realized in earnings during the twelve months ending March 31, 2021 if spot rates in the future are consistent with forward rates as of March 31, 2020. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,472 million at March 31, 2020.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2020
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$52.4	$21.3	$73.7	$(8.2)	$65.5
Total derivative assets (1)	$52.4	$21.3	$73.7	$(8.2)	$65.5

Foreign exchange contracts	$(27.2)	$—	$(27.2)	$8.2	$(19.0)
Interest rate contracts	(5.3)	—	(5.3)	—	(5.3)
Total derivative liabilities (2)	$(32.5)	$—	$(32.5)	$8.2	$(24.3)

Net derivative assets (liabilities)	$19.9	$21.3	$41.2	$—	$41.2

	December 31, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$8.0	$0.3	$8.3	$(8.1)	$0.2
Total derivative assets (1)	$8.0	$0.3	$8.3	$(8.1)	$0.2

Foreign exchange contracts	$(12.1)	$(4.2)	$(16.3)	$8.1	$(8.2)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(13.0)	$(4.2)	$(17.2)	$8.1	$(9.1)

Net derivative assets (liabilities)	$(5.0)	$(3.9)	$(8.9)	$—	$(8.9)
____________________
(1) Net balance is included in "Prepaid and other current assets" in the condensed consolidated balance sheets.
(2) Net balance is included in "Accrued and other liabilities" in the condensed consolidated balance sheets.
(3) Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2020	2019	2020	2019	2020	2019
Unrealized hedging gains (losses) and other, net of tax	$29.7	$6.9	$(2.2)	$(6.0)	$27.5	$0.9
Reclassification of deferred hedging (gains) losses, net of tax (1)	(9.8)	(3.6)	(0.5)	—	(10.3)	(3.6)
Total derivative instrument impact on comprehensive income, net of tax	$19.9	$3.3	$(2.7)	$(6.0)	$17.2	$(2.7)
___________________
(1)See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2020	2019
Foreign exchange contracts	Cost of sales and services	$11.0	$(2.9)
Total		$11.0	$(2.9)
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

(in Millions)	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$65.5	$—	$65.5	$—
Other (2)	17.9	17.9	—	—
Total assets	$83.4	$17.9	$65.5	$—

Liabilities
Derivatives – Foreign exchange (1)	$19.0	$—	$19.0	$—
Derivatives – Interest rate (1)	5.3	—	5.3	—
Other (3)	27.1	26.0	1.1	—
Total liabilities	$51.4	$26.0	$25.4	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Other (2)	20.2	20.2	—	—
Total assets	$20.4	$20.2	$0.2	$—

Liabilities
Derivatives – Foreign exchange (1)	$8.2	$—	$8.2	$—
Derivatives – Interest rate (1)	0.9	—	0.9	—
Other (3)	32.8	29.7	3.1	—
Total liabilities	$41.9	$29.7	$12.2	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classification on the condensed consolidated balance sheets.
(2)Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value. Asset amounts are included in "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.
(3)Primarily consists of a deferred compensation arrangement recognized on our balance sheets. Both the asset and liability are recorded at fair value. Liability amounts are included in "Other long-term liabilities" in the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
There were no non-recurring fair value measurements in the condensed consolidated balance sheets during the periods presented.

Note 19: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2020. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$64.3
Other debt guarantees (2)	2.1
Total	$66.4
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within "Guarantees of vendor financing" on the condensed consolidated balance sheets.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2019 Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), and the section captioned "Forward-Looking Information" in Part II of the 2019 Form 10-K, the risk factor in Item 1A in this Form 10-Q, and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2019 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies" section in our 2019 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
•Revenue recognition and trade receivables
•Environmental obligations and related recoveries
•Impairment and valuation of long-lived assets and indefinite-lived assets
•Pensions and other postretirement benefits
•Income taxes

On January 1, 2020, ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, became effective. See Note 2 for more information. Our revenue recognition and trade receivables critical accounting policy has been updated in order to comply with the accounting standard update. The updated policy refines the process of estimating the allowance for doubtful accounts receivables by incorporating past events, current business conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts.
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

COVID-19 Pandemic
Given the COVID-19 pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID-19. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our facilities are operational. While we have maintained business continuity and sustained our operations, we do not yet know the full extent of the disruptions on either our business and operations or the global economy nor the duration of the pandemic and its adverse effects.
We were successfully able to mitigate the impact of the pandemic in the first quarter of 2020. However, we are conscious of the potential downside risks in the rest of the year and expect to see disruption caused by COVID-19 in our supply chain, logistics, and pockets of demand, as well as the food chain going forward. As a result, we have widened our guidance ranges to incorporate more risk to the downside of prior guidance ranges. We have also temporarily implemented specific cost saving measures. Additionally, out of an abundance of caution, we drew down $500 million on our revolving credit facility in March to ensure we had sufficient liquidity regardless of near-term volatility in commercial paper markets. Separately, we amended our debt covenants with our banks to provide significant headroom above any of the COVID-19 related scenarios assessed by the company. We will continue to monitor this situation on an ongoing basis and assess the impacts on our business.
First Quarter 2020 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2020:
•Revenue of $1,250.0 million for the three months ended March 31, 2020 increased $57.9 million or approximately 5 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by approximately 3 percent, sales in Latin America increased approximately 26 percent, sales in Europe, Middle East and Africa increased by approximately 1 percent, and sales in Asia decreased approximately 3 percent. The increase was mostly driven by growth in Latin America, North America and EMEA, as well as price increases across all regions, partially offset by foreign exchange headwinds. Excluding foreign currency impacts, revenue increased 9 percent during the quarter.
•Our gross margin of $561.5 million increased versus the prior year quarter by $16.8 million mostly due to higher volumes and pricing. Gross margin percent of approximately 45 percent slightly decreased compared to approximately 46 percent in the prior year period.
•Selling, general and administrative expenses increased from $183.9 million to $189.4 million. Selling, general and administrative expenses, excluding transaction-related charges, of $176.4 million increased approximately 5 percent compared to the prior year period.
•Research and development expenses of $67.3 million decreased $3.9 million or approximately 5 percent. We maintain our commitment to invest resources to discover new active ingredients and formulations that support resistance management and sustainable agriculture.
•We have implemented temporary cost-saving measures and are eliminating or delaying all non-essential expenditures to offset projected headwinds from the effects of the COVID-19 pandemic. These efforts are primarily focused on selling, general and administrative expenses and research and development expenses. We are not cancelling any research and development projects, but we are phasing some differently to allow for lower costs in the current year without fundamentally impacting long-term timelines.
•Net income (loss) attributable to FMC stockholders decreased from $215.7 million to $206.2 million which represents a decrease of $9.5 million, or approximately 4 percent. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $239.6 million increased compared to the prior year amount of $229.3 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

In May 2020, FMC entered into a binding offer with Isagro S.p.A ("Isagro") whereby FMC will acquire Isagro’s Fluindapyr active ingredient assets for approximately $60 million. Fluindapyr has been jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction will provide FMC with full global rights to Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction, expected to close by the end of the third quarter 2020, will transfer to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule.
2020 Outlook Update

As a result of the uncertainty surrounding the COVID-19 pandemic, our current 2020 expectation for the overall global crop protection market growth is that it will be flat, on a U.S. dollar basis, down from the low-single digit growth we expected. We expect both the North America and EMEA markets to be up low-single digits while Asia and LATAM is expected to be down low-single digits, primarily driven by negative foreign exchange impacts.

We are widening our guidance ranges to incorporate more risk to the downside of prior guidance ranges. We now expect 2020 revenue will be in the range of approximately $4.65 billion to $4.85 billion, up approximately 3 percent at the midpoint versus 2019 or approximately 8 percent excluding the impacts of foreign currency. We also expect adjusted EBITDA(1) of $1.23 billion to $1.34 billion, which represents 5 percent growth at the midpoint versus 2019 results. 2020 adjusted earnings are expected to be in the range of $6.05 to $6.70 per diluted share(1), up 5 percent at the midpoint versus 2019. Adjusted earnings excludes the benefit of any share repurchases in 2020, which we are suspending. For cash flow outlook, refer to the liquidity and capital resources section below.

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

RESULTS OF OPERATIONS
Overview
The following charts provide a reconciliation of Adjusted EBITDA and Adjusted Earnings, both of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA is provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, depreciation and amortization, discontinued operations, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes, discontinued operations attributable to FMC stockholders, net of income taxes, and certain Non-GAAP tax adjustments. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. These items are discussed in detail within the "Other Results of Operations" section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Revenue	$1,250.0	$1,192.1
Costs of sales and services	688.5	647.4
Gross margin	$561.5	$544.7
Selling, general and administrative expenses	189.4	183.9
Research and development expenses	67.3	71.2
Restructuring and other charges (income)	13.4	7.8
Total costs and expenses	$958.6	$910.3
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$291.4	$281.8
Non-operating pension and postretirement charges (income)	2.2	3.4
Interest expense, net	40.8	34.5
Income (loss) from continuing operations before income taxes	$248.4	$243.9
Provision (benefit) for income taxes	34.7	36.3
Income (loss) from continuing operations	$213.7	$207.6
Discontinued operations, net of income taxes	(7.5)	9.6
Net income (loss) (GAAP)	$206.2	$217.2
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$13.4	$7.8
Non-operating pension and postretirement charges (income) (4)	2.2	3.4
Transaction-related charges (5)	13.0	16.5
Discontinued operations, net of income taxes	7.5	(9.6)
Interest expense, net	40.8	34.5
Depreciation and amortization	39.1	37.3
Provision (benefit) for income taxes	34.7	36.3
Adjusted EBITDA (Non-GAAP) (2)	$356.9	$343.4
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
(5) Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees.

	Three Months Ended March 31,
(in Millions)	2020	2019
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$13.0	$16.5
Total Transaction-related charges	$13.0	$16.5
____________________
(1) These charges are recorded as a component of "Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended March 31,
	2020	2019
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$206.2	$215.7

Corporate special charges (income), pre-tax (1)	28.6	27.7
Income tax (expense) benefit on Corporate special charges (income) (2)	(4.9)	(5.7)
Corporate special charges (income), net of income taxes	$23.7	$22.0
Discontinued operations attributable to FMC Stockholders, net of income taxes	7.5	(9.6)
Non-GAAP tax adjustments (3)	2.2	1.2
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$239.6	$229.3
____________________
(1) Represents restructuring and other charges (income), non-operating pension and postretirement charges (income), and transaction-related charges.
(2) The income tax expense (benefit) on corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the corporate special charge (income) occurred and includes both current and deferred income tax expense (benefit) based on the nature of the Non-GAAP performance measure.
(3) We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to current year ongoing business operations; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; and certain changes in the realizability of deferred tax assets. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2020 vs. 2019
Revenue of $1,250.0 million increased $57.9 million, or approximately 5 percent, versus the prior year period. The increase was driven by higher volumes, which contributed approximately 7 percent to the increase, primarily in Latin America, as well as favorable pricing across all regions which impacted revenue by approximately 2 percent. Foreign currency fluctuations had an unfavorable impact on the change in revenue of approximately 4 percent. The increase in revenue was driven by strong commercial execution and demand for our products. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2020	2019
North America	$327.6	$318.3
Latin America	259.2	206.5
Europe, Middle East & Africa (EMEA)	415.3	412.0
Asia	247.9	255.3
Total Revenue	$1,250.0	$1,192.1

Three Months Ended March 31, 2020 vs. 2019
North America: Revenue increased approximately 3 percent versus the prior year period due to strong demand for Rynaxypyr® insect control, fungicides, and our new pre-emergent herbicide Authority® Edge. Double digit growth in Canada was driven by continued adoption of our Authority® herbicides due to resistance concerns.
Latin America: Revenue increased approximately 26 percent versus the prior year period, or approximately 38 percent excluding foreign currency headwinds, driven by double-digit growth in Brazil, Mexico, and Argentina. Insecticides were particularly strong in Brazil, driven by cotton, sugarcane and soybeans, and herbicide growth was driven by sugarcane replanting. In Argentina, insecticide demand drove new sales, and in Mexico, fruit and vegetable exports continued to present increased opportunities for our diamide portfolio.
EMEA: Revenue increased approximately 1 percent versus the prior year period, or approximately 4 percent excluding foreign currency headwinds, primarily due to very strong demand for fungicide product launches and solid growth in herbicides for cereals. We saw growth in over 10 countries, with double-digit growth in France, UK, and Russia, and approximately 2 percent growth in overall revenue from new products in the quarter. This was partially offset by registration cancellations and product rationalizations.
Asia: Revenue decreased approximately 3 percent versus the prior year period, but remained flat excluding foreign currency headwinds, primarily driven by the impact of COVID-19 on both supply and demand in China, partially offset by double-digit growth in India and Pakistan, and organic growth in Australia as weather improved.
For 2020, full-year revenue is expected to be in the range of approximately $4.65 billion to $4.85 billion, which represents approximately 3 percent growth at the midpoint versus 2019 or approximately 8 percent excluding the impacts of foreign currency. Higher volumes are expected to contribute to the growth, with the largest volume growth expected in Asia. We expect negative foreign currency impacts due to the large shift in global currencies, but expect to offset most of the currency headwinds with price increases through the year.
Gross margin
Three Months Ended March 31, 2020 vs. 2019
Gross margin of $561.5 million increased $16.8 million, or approximately 3 percent versus the prior year period. The increase was primarily due to the higher revenues which were driven by increased volumes as well as pricing, partially offset by negative foreign currency impacts.
Gross margin percent of approximately 45 percent decreased from approximately 46 percent in the prior year period. The negative foreign currency impacts were only partially offset by higher pricing.

Selling, general and administrative expenses
Three Months Ended March 31, 2020 vs. 2019
Selling, general and administrative expenses of $189.4 million increased $5.5 million, or approximately 3 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, increased $9.0 million, or approximately 5 percent, versus the prior year period.
Research and development expenses
Three Months Ended March 31, 2020 vs. 2019
Research and development expenses of $67.3 million decreased $3.9 million, or approximately 5 percent versus the prior year period. As noted above, we are eliminating or delaying non-essential expenditures to offset effects of the COVID-19 pandemic, but we are not cancelling any projects.
Adjusted EBITDA (Non-GAAP)
Three Months Ended March 31, 2020 vs. 2019
Adjusted EBITDA of $356.9 million increased $13.5 million, or approximately 4 percent versus the prior year period. The increase was due to the strong demand which led to higher pricing across all regions and higher volumes as discussed above which contributed approximately 8 percent and 12 percent to the increase, respectively. These factors more than offset the higher costs and unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 2 percent and 14 percent, respectively.
For 2020, full-year Adjusted EBITDA is expected to be in the range of $1.23 billion to $1.34 billion, which represents approximately 5 percent growth at the midpoint versus 2019. We expect strong pricing and higher volumes to more than offset the negative foreign currency impacts and higher costs. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2020 Outlook Update within this section of the Form 10-Q.
Other Results of Operations

Depreciation and amortization
Three Months Ended March 31, 2020 vs. 2019
Depreciation and amortization of $39.1 million increased $1.8 million, or approximately 5 percent, as compared to the prior year period of $37.3 million. The slight increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.

Interest expense, net
Three Months Ended March 31, 2020 vs. 2019
Interest expense, net of $40.8 million increased compared to the prior year period of $34.5 million. The increase was driven by the issuance of the Senior Notes during the third quarter of 2019 which increased interest expense by approximately $9 million and higher foreign debt balances which increased interest expense by approximately $4 million, partially offset by lower 2017 Term Loan balances and commercial paper balances.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2020	2019
Restructuring charges	$6.6	$5.2
Other charges (income), net	6.8	2.6
Total restructuring and other charges (income)	$13.4	$7.8

Three Months Ended March 31, 2020 vs. 2019
Restructuring charges in 2020 of $6.6 million primarily comprised of charges associated with the integration, which is near finalization, of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $7.0 million. We expect integration-related activity to end in 2020. There were other miscellaneous restructuring benefits of $0.4 million.
Restructuring and asset disposal charges in 2019 of $5.2 million primarily comprised of charges associated with the integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $3.9 million. Additionally, charges include Corporate charges of $1.3 million.
Other charges, net in 2020 of $6.8 million primarily consists of charges related to environmental sites of $6.4 million.
Other charges, net in 2019 of $2.6 million consists of charges related to environmental sites.
Non-operating pension and postretirement charges (income)
Charges for the three months ended March 31, 2020 were $2.2 million compared to $3.4 million for the three months ended March 31, 2019.
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
Three Months Ended March 31, 2020 vs. 2019
Provision for income taxes for the three months ended March 31, 2020 was $34.7 million resulting in an effective tax rate of 14.0 percent. Provision for income taxes for the three months ended March 31, 2019 was $36.3 million resulting in an effective tax rate of 14.9 percent.

	Three Months Ended March 31,
	2020			2019
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$248.4	$34.7	14.0%	$243.9	$36.3	14.9%
Corporate special charges (income)	28.6	4.9		27.7	5.7
Tax adjustments (1)		(2.2)			(1.2)
Non-GAAP - Continuing operations	$277.0	$37.4	13.5%	$271.6	$40.8	15.0%
_______________
(1)  Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

The primary drivers for the decrease in the year-to-date effective tax rate for 2020 compared to 2019 are shown in the table above. The remaining changes were primarily due to the impact of geographic mix of earnings among our global subsidiaries.

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
Three Months Ended March 31, 2020 vs. 2019
Discontinued operations, net of income taxes representing a loss of $7.5 million for the three months ended March 31, 2020 decreased compared to income of $9.6 million for the three months ended March 31, 2019. The loss during the first quarter of 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations. During the three months ended March 31, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. The gain on sale was partially offset by results of our discontinued FMC Lithium segment, which was a net loss due to separation-related costs, as well as charges from other previously discontinued operations. These events did not recur in the current period. Refer to Note 12 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss)
Three Months Ended March 31, 2020 vs. 2019
Net income (loss) decreased to $206.2 million from income of $217.2 million in the prior year period. The decrease was driven by the gain on sale of the parcel of land in Newark, California in the prior year period which was recorded in Discontinued operations, net of income taxes as discussed above. Partially offsetting the decrease were higher results from continuing operations as discussed in the sections above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2020 and December 31, 2019, were $436.2 million and $339.1 million, respectively. Of the cash and cash equivalents balance at March 31, 2020, $146.9 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Determining the amount of unrecognized deferred tax liability related to permanent undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
At March 31, 2020, we had total debt of $3,782.0 million as compared to $3,258.8 million at December 31, 2019. Total debt included $3,531.8 million and $3,031.1 million of long-term debt (excluding current portions of $63.9 million and $82.8 million) at March 31, 2020 and December 31, 2019, respectively. The increase in long-term debt was driven by our revolver borrowings used to fund normal first quarter working capital build. We have historically relied on commercial paper to finance working capital. However, as COVID-19 became a more clear crisis in the U.S. in the middle of March, out of an abundance of caution, we elected to draw down approximately $500 million on the Revolving Credit Facility to ensure we had sufficient liquidity. Separately, we amended the Revolving Credit Facility and 2017 Term Loan Agreements to increase the maximum leverage ratio, also out of an abundance of caution. We do not have any liquidity issues, nor do we foresee any, and took this as a prudent step, as the higher leverage ratio provides significant headroom above any of the COVID-19 related scenarios assessed by the company. At March 31, 2020, our remaining borrowing capacity under our credit facility was $784.9 million.
As of March 31, 2020, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2020.
Short-term debt, which consists of short-term foreign borrowings, increased from $227.7 million at December 31, 2019 to $250.2 million at March 31, 2020. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At March 31, 2020, we had no borrowings under the commercial paper program.

Revolving Credit Facility and 2017 Term Loan Agreement Amendments
On April 22, 2020, we amended both our Revolving Credit Agreement and 2017 Term Loan Agreement which, among other things, increased the maximum leverage ratio financial covenant and added a negative covenant restricting purchases of the Company’s stock if at any time the maximum leverage ratio exceeds 3.5 through the period ending June 30, 2021. See Note 11 for further details.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(308.9) million and $(282.9) million for the three months ended March 31, 2020 and 2019, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations. For comparability, the prior period amounts for "Change in all other operating assets and liabilities" have been recast to reflect the current period presentation.

(in Millions)	Three Months Ended March 31,
	2020	2019
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$291.4	$281.8
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	65.5	61.6
Operating income before depreciation and amortization (Non-GAAP)	$356.9	$343.4
Change in trade receivables, net (1)	(283.8)	(389.4)
Change in guarantees of vendor financing	(11.4)	11.3
Change in advance payments from customers (2)	(279.6)	(175.3)
Change in accrued customer rebates (3)	102.2	95.0
Change in inventories (4)	(63.3)	(109.7)
Change in accounts payable (5)	(68.1)	91.0
Change in all other operating assets and liabilities (6)	8.6	(48.5)
Operating cash flows (Non-GAAP)	$(238.5)	$(182.2)

Restructuring and other spending (7)	$(1.9)	$(5.8)
Environmental spending, continuing, net of recoveries (8)	16.3	(3.5)
Pension and other postretirement benefit contributions (9)	(1.2)	(1.6)
Net interest payments (10)	(32.1)	(35.8)
Tax payments, net of refunds (10)	(29.0)	(34.1)
Transactional-related legal and professional fees (11)	(22.5)	(19.9)
Cash provided (required) by operating activities of continuing operations	$(308.9)	$(282.9)
____________________
(1) Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2020 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2020, we collected approximately $161 million of receivables in Brazil.
(2) Advance payments are primarily associated within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place. In 2020, customers chose to use higher amounts of prepaids against their first quarter 2020 purchases versus the year before.
(3) These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with the mix in sales eligible for rebates and incentives in 2020 compared to 2019 and timing of certain rebate payments.
(4) Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions.
(5) The change in cash flows related to accounts payable is primarily due to the absence of payables in the prior year related to the delayed site transfer activity, as well as timing of payments made to suppliers and vendors.
(6) Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $33 million and $27 million, respectively.
(7) See Note 10 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8) The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. During the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million. Refer to Note 13 for more details.

(9) There were no voluntary contributions to our U.S. qualified defined benefit plan for the three months ended March 31, 2020 and 2019.
(10) Amounts shown in the chart represent net payments of our continuing operations.
(11) Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(19.4) million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. 2019 includes the operating activities related to our discontinued FMC Lithium segment which accounts for the difference period over period.
Cash provided (required) by investing activities of continuing operations was $(43.2) million and $(33.4) million for the three months ended March 31, 2020 and 2019, respectively.
The change in cash from investing activities of continuing operations during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to higher capitalizable corporate level spending associated with the implementation of a new SAP system and spending associated with contract manufacturers, partially offset by lower capital expenditure spending.
Cash provided (required) by investing activities of discontinued operations was zero and $9.2 million for the three months ended March 31, 2020 and 2019, respectively.
Cash provided by investing activities of discontinued operations for the three months ended March 31, 2019 represents the proceeds from the sale of the first of two parcels of land of our discontinued site in Newark, California partially offset by capital expenditures of our discontinued FMC Lithium segment.
Cash provided (required) by financing activities of continuing operations was $474.8 million and $287.6 million for the three months ended March 31, 2020 and 2019, respectively.
The change period over period in financing activities of continuing operations is primarily due to the lack of repurchases of common stock under our publicly announced program in 2020 versus $100 million in the prior period. Debt borrowings accounted for the majority of the remaining difference.
Cash provided (required) by financing activities of discontinued operations was zero and $(37.2) million for the three months ended March 31, 2020 and 2019, respectively.
Cash required by financing activities of discontinued operations for the three months ended March 31, 2019 represents debt repayments on FMC Lithium's external debt as well as cash payments associated with the separation of FMC Lithium.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2020	2019
Cash provided (required) by operating activities of continuing operations (GAAP)	$(308.9)	$(282.9)
Transaction and integration costs (1)	22.5	19.9
Adjusted cash from operations (2)	$(286.4)	$(263.0)

Capital expenditures (3)	(15.5)	(19.1)
Other investing activities (3)(4)	(9.1)	(1.7)
Capital additions and other investing activities	$(24.6)	$(20.8)

Cash provided (required) by operating activities of discontinued operations (5)	(19.4)	5.7
Cash provided (required) by investing activities of discontinued operations (5)	—	9.2
Transaction and integration costs (1)	(22.5)	(19.9)
Investment in Enterprise Resource Planning system (3)	(18.6)	(12.6)
Legacy and transformation (6)	$(60.5)	$(17.6)

Free cash flow (Non-GAAP)	$(371.5)	$(301.4)
___________________
(1) Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 5 to the condensed consolidated financial statements for more information.
(2) Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction-related cash flows, which are included within Legacy and transformation.
(3) Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4) Cash spending associated with contract manufacturers was $1.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
(5) Refer to the above discussion for further details.
(6) Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2020 Cash Flow Outlook
Our cash needs for 2020 include operating cash requirements (which are impacted by potential contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2020, our remaining borrowing capacity under our credit facility was $784.9 million.
We expect 2020 free cash flow (Non-GAAP) to increase to a range of approximately $425 million to $525 million, primarily driven by higher cash from operating activities. We continue to believe we can drive free cash conversion substantially higher over the next two to three years as we finalize our SAP system implementation, ending the three-year period of high cash spending on transformation activity and as we drive further improvement in working capital performance and continue to increase revenue and Adjusted EBITDA. While there is increased uncertainty in the global business environment, we are also taking several prudent steps to reduce cash outflows in 2020, such as deferring all discretionary capital investment and aggressively managing the balance of collections and payables to protect our cash position. Additionally, out of an abundance of caution given the current environment, we are temporarily suspending share repurchases until such time as we have more clear line of sight to a normalization of COVID-19 related disruptions.
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

Cash from operating activities of continuing operations
We expect higher cash from operating activities, excluding the effects of transaction-related cash flows, primarily driven by higher forecasted Adjusted EBITDA as well as continued improvement in working capital, to be in the range of approximately $700 million to $900 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes, and interest on borrowings.
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
Environmental
Projected 2020 spending, net of recoveries includes approximately $27 million to $37 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $18 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation. In addition to the expected 2020 payments for Pocatello, the judgment resulted in the requirement for future payments of $1.5 million annually thereafter. See Note 13 for further details.
Total projected 2020 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of $82 million to $92 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $15 million to $25 million in 2020, of which approximately $6 million is related to exit and disposal costs as a result of our decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products) in 2019.
Capital additions and other investing activities
Projected 2020 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $100 million to $150 million. The spending is primarily driven by diamide capacity expansion and new active ingredient capacity. Expenditures related to contract manufacturers are included within "Other investing activities".
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
Projected 2020 spending, net of recoveries includes approximately $50 million to $60 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site. The settlement will result in spending of approximately $20 million to $30 million per year for 2020 and 2021, due to front loading of reimbursement in installments of past costs, and a $10 million maximum per year, on average, until the remediation is complete.
Total projected 2020 environmental spending, inclusive of sites accounted for within both continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $82 million to $92 million.
Share repurchases
During the three months ended March 31, 2020, zero shares were repurchased under the publicly announced repurchase program. At March 31, 2020, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

As noted above, we are suspending share repurchases until we have a more clear line of sight to a normalization of COVID-19 related disruptions.
Dividends
During the three months ended March 31, 2020 and March 31, 2019, we paid dividends of $57.0 million and $53.2 million, respectively. On April 16, 2020, we paid dividends totaling $57.1 million to our shareholders of record as of March 31, 2020. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. On April 28, 2020, the Board of Directors declared a regular quarterly dividend of 44 cents per share, payable on July 16, 2020, to shareholders of record as of the close of business on June 30, 2020.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7 of our 2019 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2020.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2019 Form 10-K.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS
Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates, and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in commodity, interest, and currency exchange rates. To accomplish this, we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market-value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen.
At March 31, 2020, our financial instrument position was a net asset of $41.2 million compared to a net liability of $8.9 million at December 31, 2019. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk

Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2020 and December 31, 2019, with all other variables (including interest rates) held constant. Note, as of March 31, 2020 and December 31, 2019, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
Foreign Currency Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Euro, the Chinese yuan, the Brazilian real, Mexican peso, and the Argentine peso. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2020 and December 31, 2019, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2020	$46.5	$88.2	$3.8

Net asset (liability) position at December 31, 2019	(8.0)	55.9	(75.4)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2020, we had outstanding interest rate swap contracts in place with an aggregate notional value of $300.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at March 31, 2020 and December 31, 2019, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at March 31, 2020	$(5.3)	$4.5	$(16.7)

Net asset (liability) position at December 31, 2019	(0.9)	—	(1.9)

Our debt portfolio, at March 31, 2020, is composed of 67 percent fixed-rate debt and 33 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2020, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $3.1 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.8 million for the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. During the first quarter of 2020, we completed another phase of our ERP implementation by migrating the acquired entities of the DuPont Crop Protection Business to the new system and exiting the transitional services agreement. As a result, we have implemented updates and changes to our current processes and related control activities. As the phased implementation continues, we will experience certain changes to our processes and procedures which, in turn, will result in changes to our internal controls over financial reporting. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A "Risk Factors" of our 2019 Form 10-K.
Other than as stated above in this paragraph, there have been no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2020, the related condensed consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 6, 2020

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2019 Form 10-K, see Notes 13 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A. RISK FACTORS

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, and efforts to contain the spread of this coronavirus intensified. The full and longer-term impacts of the outbreak are unknown and rapidly evolving. This outbreak may impact access to our production sites or to adequately and safely staff our production sites, the ability of raw material suppliers to produce and deliver goods to us, our ability to ship our products to production, warehousing or customer sites, or the ability of our sales organization to make sales or for customers (or indirect customers such as farmers) to purchase our products. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and contract manufacturers could impact our sales and operating results. The outbreak, and governmental responses to the outbreak, have caused disruption in certain food distribution systems and labor markets for planting and harvesting, which in turn have created operational and financial pressures on some farmers who are the ultimate users of the vast majority of our products. If those pressures continue and grow more widespread or severe, and if farmers materially change their planting decisions or choose not to protect their crops with our products, such pressures on farmers could impact our sales and operating results. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products. Although our production operations that support agriculture have generally been viewed as "essential" and exempted from governmental lockdown orders, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the fiscal year ended December 31, 2019 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2020	599	$98.77	—	$—	$600,000,620
February 2020	73,141	97.13	—	—	600,000,620
March 2020	3,569	96.89	—	—	600,000,620
Total Q1 2020	77,309	$97.13	—	$—

During the three months ended March 31, 2020, zero shares were repurchased under the publicly announced repurchase program. At March 31, 2020, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

*10.1
Amendment No. 1, dated as of April 22, 2020, to the Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2020)

*10.2
Amendment No. 2, dated as of April 22, 2020, to the Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2020)

†10.3.A	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant

†10.3.B	Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

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
Date: May 6, 2020