Form 10-Q
period 2020-06-30
FMC CORP
filed 2020-08-05
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2020, there were 129,566,361 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,155.3	$1,206.1	$2,405.3	$2,398.2
Costs and Expenses
Costs of sales and services	632.6	655.6	1,321.1	1,303.0
Gross margin	$522.7	$550.5	$1,084.2	$1,095.2
Selling, general and administrative expenses	171.0	196.9	360.4	380.8
Research and development expenses	64.3	73.1	131.6	144.3
Restructuring and other charges (income)	19.5	12.7	32.9	20.5
Total costs and expenses	$887.4	$938.3	$1,846.0	$1,848.6
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$267.9	$267.8	$559.3	$549.6
Non-operating pension and postretirement charges (income)	2.2	3.3	4.4	6.7
Interest expense, net	40.7	39.5	81.5	74.0
Income (loss) from continuing operations before income taxes	$225.0	$225.0	$473.4	$468.9
Provision (benefit) for income taxes	29.2	30.6	63.9	66.9
Income (loss) from continuing operations	$195.8	$194.4	$409.5	$402.0
Discontinued operations, net of income taxes	(10.8)	(18.1)	(18.3)	(8.5)
Net income (loss)	$185.0	$176.3	$391.2	$393.5
Less: Net income (loss) attributable to noncontrolling interests	0.6	1.8	0.6	3.3
Net income (loss) attributable to FMC stockholders	$184.4	$174.5	$390.6	$390.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$195.2	$192.6	$408.9	$398.7
Discontinued operations, net of income taxes	(10.8)	(18.1)	(18.3)	(8.5)
Net income (loss) attributable to FMC stockholders	$184.4	$174.5	$390.6	$390.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.50	$1.46	$3.15	$3.02
Discontinued operations	(0.08)	(0.14)	(0.14)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.42	$1.32	$3.01	$2.96
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.49	$1.46	$3.13	$3.00
Discontinued operations	(0.08)	(0.14)	(0.14)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.41	$1.32	$2.99	$2.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$185.0	$176.3	$391.2	$393.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$21.5	$6.9	$(13.9)	$4.5
Total foreign currency translation adjustments (1)	$21.5	$6.9	$(13.9)	$4.5

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $(5.1) and $6.9 for the three and six months ended June 30, 2020 and $(8.9) and $(8.9) for the three and six months ended June 30, 2019, respectively	$(2.1)	$(37.4)	$25.4	$(36.5)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(1.1) and $(3.9) for the three and six months ended June 30, 2020 and $(0.7) and $(1.7) for the three and six months ended June 30, 2019, respectively (2)	(8.4)	(3.2)	(18.7)	(6.8)
Total derivative instruments, net of tax of $(6.2) and $3.0 for the three and six months ended June 30, 2020 and $(9.6) and $(10.6) for the three and six months ended June 30, 2019, respectively	$(10.5)	$(40.6)	$6.7	$(43.3)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.1 and $0.1 for the three and six months ended June 30, 2020 and zero and zero for the three and six months ended June 30, 2019, respectively	$(0.2)	$—	$(0.2)	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $0.4 and $0.9 for the three and six months ended June 30, 2020 and $0.9 and $1.8 for the three and six months ended June 30, 2019, respectively (2)	$1.6	$3.3	$3.2	$6.7
Total pension and other postretirement benefits, net of tax of $0.5 and $1.0 for the three and six months ended June 30, 2020 and $0.9 and $1.8 for the three and six months ended June 30, 2019, respectively	$1.4	$3.3	$3.0	$6.7

Other comprehensive income (loss), net of tax	$12.4	$(30.4)	$(4.2)	$(32.1)
Comprehensive income (loss)	$197.4	$145.9	$387.0	$361.4
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.4	0.5	(0.4)	1.7
Comprehensive income (loss) attributable to FMC stockholders	$196.0	$145.4	$387.4	$359.7
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$342.7	$339.1
Trade receivables, net of allowance of $24.8 in 2020 and $26.3 in 2019	2,342.4	2,231.2
Inventories	1,138.5	1,017.0
Prepaid and other current assets	464.6	487.5
Total current assets	$4,288.2	$4,074.8
Investments	1.7	0.7
Property, plant and equipment, net	733.8	758.0
Goodwill	1,460.7	1,467.5
Other intangibles, net	2,603.9	2,629.0
Other assets including long-term receivables, net	655.8	685.3
Deferred income taxes	249.6	257.4
Total assets	$9,993.7	$9,872.7
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$505.9	$227.7
Accounts payable, trade and other	842.2	900.1
Advance payments from customers	7.0	492.7
Accrued and other liabilities	632.2	680.6
Accrued customer rebates	489.5	280.6
Guarantees of vendor financing	108.6	75.7
Accrued pension and other postretirement benefits, current	4.3	4.3
Income taxes	93.2	62.2
Total current liabilities	$2,682.9	$2,723.9
Long-term debt, less current portion	3,027.5	3,031.1
Accrued pension and other postretirement benefits, long-term	42.6	44.2
Environmental liabilities, continuing and discontinued	431.8	470.5
Deferred income taxes	337.2	333.2
Other long-term liabilities	620.8	708.4
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2020 or 2019	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2020 and 2019	18.6	18.6
Capital in excess of par value of common stock	846.5	829.7
Retained earnings	4,465.1	4,188.8
Accumulated other comprehensive income (loss)	(415.2)	(412.0)
Treasury stock, common, at cost - 2020: 56,417,431 shares, 2019: 56,859,498 shares	(2,092.8)	(2,092.8)
Total FMC stockholders’ equity	$2,822.2	$2,532.3
Noncontrolling interests	28.7	29.1
Total equity	$2,850.9	$2,561.4
Total liabilities and equity	$9,993.7	$9,872.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$391.2	$393.5
Discontinued operations, net of income taxes	18.3	8.5
Income (loss) from continuing operations	$409.5	$402.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$79.2	$74.5
Restructuring and other charges (income)	32.9	20.5
Deferred income taxes	(0.6)	(2.6)
Pension and other postretirement benefits	6.7	9.3
Share-based compensation	11.3	12.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(131.5)	(229.1)
Guarantees of vendor financing	32.9	4.4
Advance payments from customers	(486.1)	(389.2)
Accrued customer rebates	202.6	173.2
Inventories	(132.4)	(127.0)
Accounts payable, trade and other	(65.1)	(9.2)
Income taxes	29.9	(53.0)
Pension and other postretirement benefit contributions	(2.2)	(2.2)
Environmental spending, continuing, net of recoveries	12.2	(7.2)
Restructuring and other spending (1)	(7.3)	(10.2)
Transaction-related charges	(39.5)	(43.1)
Change in other operating assets and liabilities, net (2)	(0.9)	(40.8)
Cash provided (required) by operating activities of continuing operations	$(48.4)	$(216.8)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(31.4)	$(11.0)
Other discontinued spending	(13.7)	(10.2)
Operating activities of discontinued operations, net of divestiture costs	(0.2)	12.5
Cash provided (required) by operating activities of discontinued operations	$(45.3)	$(8.7)
____________________
(1) The restructuring and other spending amount includes spending of $2.7 million related to the Furadan® asset retirement obligations. For detail on restructuring activities which commenced prior to 2020, see Note 9 to our consolidated financial statements included within our 2019 Form 10-K.
(2)  Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2020	2019
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(23.2)	$(35.5)
Investment in Enterprise Resource Planning system	(30.6)	(26.7)
Other investing activities	(20.6)	(0.9)
Cash provided (required) by investing activities of continuing operations	$(74.4)	$(63.1)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$1.1	$26.2
Other discontinued investing activities	—	(17.0)
Cash provided (required) by investing activities of discontinued operations	$1.1	$9.2
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	269.5	548.7
Repayments of long-term debt	—	(1.0)
Financing fees	(3.5)	(1.1)
Proceeds from borrowings of long-term debt	17.1	—
Issuances of common stock, net	13.4	14.6
Dividends paid (2)	(114.1)	(106.0)
Repurchases of common stock under publicly announced program	—	(200.0)
Other repurchases of common stock	(7.5)	(16.1)
Cash provided (required) by financing activities of continuing operations	$174.9	$239.1
Cash provided (required) by financing activities of discontinued operations:
Payment of Livent external debt	$—	$(27.0)
Cash transfer to Livent due to spin	—	(10.2)
Cash provided (required) by financing activities of discontinued operations	$—	$(37.2)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(0.8)
Increase (decrease) in cash and cash equivalents	$3.6	$(78.3)

Cash and cash equivalents of continuing operations, beginning of period	$339.1	$134.4
Cash and cash equivalents of discontinued operations, beginning of period	—	27.3
Cash and cash equivalents, beginning of period	$339.1	$161.7
Cash and cash equivalents, end of period	$342.7	$83.4
____________________
(2) See Note 15 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $78.2 million and $72.1 million, and income taxes paid, net of refunds were $39.3 million and $89.9 million for the six months ended June 30, 2020 and 2019, respectively. Non-cash additions to property, plant and equipment and other assets were $12.6 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Net income (loss)	—	—	206.2	—	—	—	206.2
Stock compensation plans	—	10.5	—	—	6.0	—	16.5
Shares for benefit plan trust	—	—	—	—	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.6	—	—	1.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	17.2	—	—	17.2
Foreign currency translation adjustments (1)	—	—	—	(33.6)	—	(1.8)	(35.4)
Dividends ($0.44 per share)	—	—	(57.1)	—	—	—	(57.1)
Repurchases of common stock	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2020	$18.6	$840.2	$4,337.9	$(426.8)	$(2,094.5)	$27.3	$2,702.7

Net income (loss)	—	—	184.4	—	—	0.6	185.0
Stock compensation plans	—	6.3	—	—	1.9	—	8.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.4	—	—	1.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(10.5)	—	—	(10.5)
Foreign currency translation adjustments (1)	—	—	—	20.7	—	0.8	21.5
Dividends ($0.44 per share)	—	—	(57.2)	—	—	—	(57.2)
Repurchases of common stock	—	—	—	—	(0.2)	—	(0.2)
Balance at June 30, 2020	$18.6	$846.5	$4,465.1	$(415.2)	$(2,092.8)	$28.7	$2,850.9
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards	—	—	55.5	(53.1)	—	—	2.4
Net income (loss)	—	—	215.7	—	—	1.5	217.2
Stock compensation plans	—	9.4	—	—	7.2	—	16.6
Shares for benefit plan trust	—	—	—	—	(1.1)	—	(1.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.4	—	—	3.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustments (1)	—	—	—	(2.1)	—	(0.3)	(2.4)
Dividends ($0.40 per share)	—	—	(52.8)	—	—	—	(52.8)
Repurchases of common stock	—	—	—	—	(114.2)	—	(114.2)
Divestiture of Livent (2)	—	—	(464.3)	39.0	—	(59.7)	(485.0)
Balance at March 31, 2019	$18.6	$785.6	$4,088.4	$(324.4)	$(1,807.2)	$30.8	$2,791.8

Net income (loss)	—	—	174.5	—	—	1.8	176.3
Stock compensation plans	—	8.3	—	—	1.3	—	9.6
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.3	—	—	3.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.6)	—	—	(40.6)
Foreign currency translation adjustments (1)	—	—	—	8.2	—	(1.3)	6.9
Dividends ($0.40 per share)	—	—	(52.4)	—	—	—	(52.4)
Repurchases of common stock	—	—	—	—	(100.0)	—	(100.0)
Balance at June 30, 2019	$18.6	$793.9	$4,210.5	$(353.5)	$(1,905.9)	$31.3	$2,794.9
____________________
(1)See condensed consolidated statements of comprehensive income (loss).
(2)Represents the effects of the distribution of FMC Lithium.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2020 and 2019, cash flows for the six months ended June 30, 2020 and 2019, changes in equity for the three and six months ended June 30, 2020 and 2019, and our financial positions as of June 30, 2020 and December 31, 2019. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and condensed consolidated statements of changes in equity for the three and six months ended June 30, 2020 and 2019 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019 (the "2019 Form 10-K").
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

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the three and six months ended June 30, 2020 and 2019.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
North America	$311.9	$333.5	$639.5	$651.8
Latin America	261.2	256.7	520.4	463.2
Europe, Middle East & Africa (EMEA)	265.4	304.3	680.7	716.3
Asia	316.8	311.6	564.7	566.9
Total Revenue	$1,155.3	$1,206.1	$2,405.3	$2,398.2

The following table provides information about disaggregated revenue by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Insecticides	$679.9	$710.3	$1,400.3	$1,413.7
Herbicides	340.6	349.4	707.8	711.0
Fungicides	61.8	58.2	145.1	128.7
Other	73.0	88.2	152.1	144.8
Total Revenue	$1,155.3	$1,206.1	$2,405.3	$2,398.2

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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2019	Balance as of June 30, 2020	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,354.3	$2,440.8	$86.5
Contract liabilities: Advance payments from customers	492.7	7.0	(485.7)

The amount of revenue recognized in the six months ended June 30, 2020 that was included in the opening contract liability balance is $485.7 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2020. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under "Advance Payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $492.7 million as of December 31, 2019 and $7.0 million as of June 30, 2020.

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
Most leases within our portfolio are classified as operating leases under the standard. Operating leases are included in "Other assets including long-term receivables, net", "Accrued and other liabilities", and "Other long-term liabilities" in our condensed consolidated balance sheets. Operating lease right-of-use ("ROU") assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
The ROU asset and lease liability balances as of June 30, 2020 and December 31, 2019 were as follows:

(in Millions)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$150.5	$164.7
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$26.3	$31.5
Operating lease noncurrent liabilities	Other long-term liabilities	152.8	163.2

The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Lease Cost Classification	2020	2019	2020	2019
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$9.8	$10.0	$19.8	$20.0
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.2	1.5	2.6	2.8
Total lease cost		$11.0	$11.5	$22.4	$22.8

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

June 30, 2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.9
Weighted-average discount rate	4.2%

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9.8)	$(10.3)	$(19.9)	$(20.6)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2.0	$3.6	$2.9	$3.9

The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2020 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2020 (excluding the six months ending June 30, 2020)	$18.1
2021	28.2
2022	24.3
2023	19.4
2024	16.6
Thereafter	116.6
Total undiscounted lease payments	$223.2
Less: Present value adjustment	(44.1)
Present value of lease liabilities	$179.1

Note 5: Acquisitions
DuPont Crop Protection Business
On November 1, 2017, pursuant to the terms and conditions set forth in the Transaction Agreement entered into with E. I. du Pont de Nemours and Company ("DuPont"), we completed the acquisition of certain assets relating to DuPont's Crop Protection business and research and development organization (the "DuPont Crop Protection Business") (collectively, the "DuPont Crop Protection Business Acquisition").
As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and six months ended June 30, 2020 was approximately $32 million and $63 million, respectively. The amount recognized in revenue for the three and six months ended June 30, 2019 was approximately $22 million and $49 million, respectively.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred significant costs associated with integrating the DuPont Crop Protection Business, which included planning for the exit of the transitional service agreement ("TSA") as well as the implementation of a new worldwide Enterprise Resource Planning ("ERP") system as a result of the TSA exit, the majority of which will be capitalized in accordance with the relevant accounting literature.
Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we have completed the integration of the DuPont Crop Protection Business as of June 30, 2020. As noted, the TSA is now terminated and we have completed a significant portion of the implementation of the new ERP system. The last phase of the ERP system transition is expected to take place on November 1, 2020 with a stabilization period that will go into the first quarter of 2021. We anticipate remaining expense of approximately $30 million to $35 million for the completion of these defined in-flight initiatives over that time period. We will also have remaining in-flight restructuring charges as we complete the established DuPont Crop Restructuring program associated with integration. Refer to Note 10 for further information.
As a result of completing the implementation of our worldwide ERP system, we will have a series of delayed restructurings under a separate initiative from those discussed above. These future restructurings are the result of consolidating activities into one system as well as into several shared service centers allowing us to improve productivity and gain efficiencies in our processes. The first wave of this new initiative is anticipated to run through 2021 and is estimated to result in pre-tax severance charges of approximately $5 million to $8 million primarily due to the fact we will be performing activities in one ERP system as opposed to multiple. Severance associated with the outer years of these restructurings is not expected to be material and will be determined as we progress through the initiative.
The following table summarizes the costs incurred associated with these activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$13.0	$20.1	$26.0	$36.6
Total Transaction-related charges	$13.0	$20.1	$26.0	$36.6

Restructuring charges
DuPont Crop restructuring (2)	$16.2	$4.1	$23.2	$8.0
Total DuPont Crop restructuring charges	$16.2	$4.1	$23.2	$8.0
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

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2019	$1,467.5
Foreign currency and other adjustments	(6.8)
Balance, June 30, 2020	$1,460.7
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2020.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2020			December 31, 2019
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,141.3	$(212.9)	$928.4	$1,139.7	$(184.7)	$955.0
Patents	1.7	(1.0)	0.7	1.7	(0.9)	0.8
Brands (1)	16.8	(7.7)	9.1	16.7	(6.7)	10.0
Purchased and licensed technologies	60.4	(36.2)	24.2	60.2	(35.2)	25.0
Other intangibles	3.1	(2.6)	0.5	1.9	(1.8)	0.1
	$1,223.3	$(260.4)	$962.9	$1,220.2	$(229.3)	$990.9

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	381.9		381.9	379.0		379.0
	$1,641.0		$1,641.0	$1,638.1		$1,638.1
Total intangible assets	$2,864.3	$(260.4)	$2,603.9	$2,858.3	$(229.3)	$2,629.0
____________________
(1) Represents trademarks, trade names and know-how.
(2) Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Amortization expense	$15.3	$15.5	$30.6	$31.1

The full year estimated pre-tax amortization expense for the year ended December 31, 2020 and each of the succeeding five years is approximately $62 million, $62 million, $62 million, $61 million, $60 million, and $60 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2018	$22.4
Additions - charged to expense	3.6
Transfer from (to) allowance for credit losses (see below)	3.4
Net recoveries, write-offs and other	(3.1)
Balance, December 31, 2019	$26.3
Additions - charged to expense	4.0
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(4.9)
Balance, June 30, 2020	$24.8

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $98.4 million as of June 30, 2020. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2018	$60.5
Additions - charged to expense	17.6
Transfer from (to) allowance for doubtful accounts (see above)	(3.4)
Foreign currency adjustments	(0.5)
Net recoveries, write-offs and other	(13.1)
Balance, December 31, 2019	$61.1
Additions - charged to expense	(2.7)
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(8.5)
Net recoveries, write-offs and other	(11.4)
Balance, June 30, 2020	$39.1

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2020	December 31, 2019
Finished goods	$132.8	$372.2
Work in process	920.7	559.4
Raw materials, supplies and other	217.6	217.3
First-in, first-out inventory	$1,271.1	$1,148.9
Less: Excess of first-in, first-out cost over last-in, first-out cost	(132.6)	(131.9)
Net inventories	$1,138.5	$1,017.0

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2020	December 31, 2019
Property, plant and equipment	$1,123.1	$1,109.2
Accumulated depreciation	(389.3)	(351.2)
Property, plant and equipment, net	$733.8	$758.0

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Restructuring charges	$16.2	$7.1	$22.8	$12.3
Other charges (income), net	3.3	5.6	10.1	8.2
Total restructuring and other charges (income)	$19.5	$12.7	$32.9	$20.5

Restructuring charges
For detail on restructuring activities which commenced prior to 2020, see Note 9 to our consolidated financial statements included within our 2019 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring	$3.2	$1.0	$12.0	$16.2
Three Months Ended June 30, 2020	$3.2	$1.0	$12.0	$16.2

DuPont Crop restructuring	$1.8	$1.0	$1.3	$4.1
Other items	1.7	—	1.3	3.0
Three Months Ended June 30, 2019	$3.5	$1.0	$2.6	$7.1

DuPont Crop restructuring	$8.8	$1.3	$13.1	$23.2
Other items	—	—	(0.4)	(0.4)
Six Months Ended June 30, 2020	$8.8	$1.3	$12.7	$22.8

DuPont Crop restructuring	$4.5	$2.0	$1.5	$8.0
Other items	1.7	—	2.6	4.3
Six Months Ended June 30, 2019	$6.2	$2.0	$4.1	$12.3
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

As discussed in Note 5 "Acquisitions", we have completed the integration of the DuPont Crop Protection Business except for the completion of certain in-flight initiatives including DuPont Crop restructuring. We anticipate remaining restructuring charges related to DuPont Crop restructuring of approximately $10 million to $15 million primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/19 (3)	Change in reserves (4)	Cash payments (5)	Other	Balance at 6/30/20 (3)
DuPont Crop restructuring (1)	$14.5	$10.1	$(4.6)	$0.2	$20.2
Other workforce related and facility shutdowns (2)	0.1	—	—	—	0.1
Total	$14.6	$10.1	$(4.6)	$0.2	$20.3
____________________
(1)Primarily consists of exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily severance costs related to workforce reductions and facility shutdowns.
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
(5)In addition to the spend above there was also $2.7 million of spending related to the Furadan® asset retirement obligation.
Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Environmental charges, net	$3.3	$5.6	$9.7	$8.2
Other items, net	—	—	0.4	—
Other charges (income), net	$3.3	$5.6	$10.1	$8.2

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 13 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Note 11: Debt
Debt maturing within one year:

(in Millions)	June 30, 2020	December 31, 2019
Short-term foreign debt (1)	$182.4	$144.9
Commercial paper (2)	243.1	—
Total short-term debt	$425.5	$144.9
Current portion of long-term debt	80.4	82.8
Total short-term debt and current portion of long-term debt	$505.9	$227.7
____________________
(1) At June 30, 2020, the average effective interest rate on the borrowings was 11.0 percent.
(2)  At June 30, 2020, the average effective interest rate on the borrowings was 1.1 percent.

Long-term debt:

(in Millions)	June 30, 2020
	Interest Rate Percentage	Maturity Date	June 30, 2020	December 31, 2019
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.2, respectively)	0.3% - 6.5%	2021 - 2032	$51.7	$51.6
Senior notes (less unamortized discount of $1.1 and $1.3, respectively)	3.2% - 4.5%	2022 - 2049	2,198.9	2,198.7
2017 Term Loan Facility	1.4%	2022	800.0	800.0
Revolving Credit Facility (1)	2.8%	2024	—	—
Foreign debt	0% - 6.1%	2020 - 2024	79.0	83.8
Debt issuance cost			(21.7)	(20.2)
Total long-term debt			$3,107.9	$3,113.9
Less: debt maturing within one year			80.4	82.8
Total long-term debt, less current portion			$3,027.5	$3,031.1
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $215.3 million and available funds under this facility were $1,041.6 million at June 30, 2020.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Revolving Credit Facility Agreement Amendment
On April 22, 2020, the Company entered into Amendment No. 1 (the "Revolving Credit Amendment") to the Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among the Company, as U.S. Borrower, certain foreign subsidiaries of the Company party thereto, as Euro Borrowers, the lenders (the "Revolving Credit Lenders") and issuing banks party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers, Bank of America, N.A., as syndication agent, and certain other financial institutions party thereto as co-documentation agents (the "Revolving Credit Agreement"). Among other things, the Revolving Credit Amendment amends the maximum leverage ratio financial covenant in the Revolving Credit Agreement and adds a negative covenant restricting purchases of the Company’s stock if at any time the maximum leverage ratio exceeds 3.5 through the period ending June 30, 2021.
2017 Term Loan Agreement Amendment
On April 22, 2020, the Company entered into Amendment No. 2 (the "Term Loan Amendment") to the Term Loan Agreement, dated as of May 2, 2017, among the Company, as U.S. Borrower, certain foreign subsidiaries of the Company party thereto, as Euro Borrowers, the lenders party thereto (the "Term Loan Lenders"), Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Bank of America, N.A., as syndication agent, and certain other financial institutions party thereto as co-documentation agents (as previously amended, the "Term Loan Agreement"). Among other things, the Term Loan Amendment amends the maximum leverage ratio financial covenant in the Term Loan Agreement and adds a negative covenant restricting purchases of the Company’s stock if at any time the maximum leverage ratio exceeds 3.5 through the period ending June 30, 2021.
Deferred financing fees totaling $3.5 million associated with both amendments have been deferred and is being recognized to interest expense over the life of the agreements.
Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2020 was 3.2, which is below the maximum leverage of 4.25 at June 30, 2020. As amended pursuant to the Revolving Credit Amendment and the Term Loan Amendment discussed above, the maximum leverage ratio has been increased to 4.25 through the period ending December 31, 2020. The maximum leverage ratio will step down to 4.0 for the quarter ending March 31, 2021 and then to 3.5 for future quarters. Our actual interest coverage for the four consecutive quarters ended June 30, 2020 was 7.3, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2020.

Note 12: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The results of our discontinued FMC Lithium operations are summarized below:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$52.1
Costs of sales and services	—	—	—	41.3

Income (loss) from discontinued operations before income taxes	$—	$—	$—	$1.1
Provision (benefit) for income taxes	—	—	—	6.0
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs and other adjustments	$—	$—	$—	$(4.9)
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	—	(8.6)	1.0	(13.7)
Discontinued operations of FMC Lithium, net of income taxes	$—	$(8.6)	$1.0	$(18.6)

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(2.1) and $(2.0) for the three and six months ended June 30, 2020 and $(3.0) and $(7.6) for the three and six months ended June 30, 2019, respectively (1)	$0.3	$(1.0)	$1.2	$22.0
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.7 and $1.2 for the three and six months ended June 30, 2020 and $0.8 and $0.8 for the three and six months ended June 30, 2019, respectively	(2.6)	(3.1)	(4.5)	(2.9)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.2 and $4.2 for the three and six months ended June 30, 2020 and $1.4 and $2.4 for the three and six months ended June 30, 2019, respectively	(8.5)	(5.4)	(16.0)	(9.0)
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of $— and $(0.2) for the three and six months ended June 30, 2020 and $(5.0) and $(9.7) for the three and six months ended June 30, 2019, respectively	—	(8.6)	1.0	(18.6)
Discontinued operations, net of income taxes	$(10.8)	$(18.1)	$(18.3)	$(8.5)
____________________
(1)During the six months ended June 30, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2019	$595.8	$(10.0)	$585.8
Provision (Benefit)	12.6	(0.6)	12.0
(Spending) Recoveries	(40.1)	0.6	(39.5)
Foreign currency translation adjustments	0.5	—	0.5
Net change	$(27.0)	$—	$(27.0)
Total environmental reserves at June 30, 2020	$568.8	$(10.0)	$558.8

Environmental reserves, current (1)	$128.4	$(1.4)	$127.0
Environmental reserves, long-term (2)	440.4	(8.6)	431.8
Total environmental reserves at June 30, 2020	$568.8	$(10.0)	$558.8
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $150 million at June 30, 2020. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2019	Increase (Decrease) in recoveries	Cash received (1)	June 30, 2020
Environmental recoveries	$27.3	(3.3)	(20.3)	$3.7
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Environmental provisions, net - recorded to liabilities (1)	$6.7	$10.0	$12.0	$12.5
Environmental provisions, net - recorded to assets (2)	(0.1)	(0.5)	3.4	(0.6)
Environmental provision, net	$6.6	$9.5	$15.4	$11.9

Continuing operations (3)	$3.3	$5.6	$9.7	$8.2
Discontinued operations (4)	3.3	3.9	5.7	3.7
Environmental provision, net	$6.6	$9.5	$15.4	$11.9
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
Pocatello Tribal Litigation
On March 16, 2020, FMC filed a petition in the United States Supreme Court to review the Ninth Circuit’s decision. On June 29, 2020 the Supreme Court invited the Solicitor General to file a brief in this case expressing the views of the United States with respect to the litigation. As of the filing of this Form 10-Q, the Supreme Court has not made a decision on whether or not to grant FMC’s petition for writ of certiorari. Payment of the judgment, if necessary, will not take place until final disposition by the United States Supreme Court. There was no change to our existing reserves as a result of the most recent events.

Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2020, there were 0.3 million and 0.2 million potential common shares excluded from Diluted EPS, respectively. For the three and six months ended June 30, 2019, there were 0.6 million and 0.5 million potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$195.2	$192.6	$408.9	$398.7
Discontinued operations, net of income taxes	(10.8)	(18.1)	(18.3)	(8.5)
Net income (loss) attributable to FMC stockholders	$184.4	$174.5	$390.6	$390.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.5)	(1.0)	(1.2)
Net income (loss) allocable to common stockholders	$183.9	$174.0	$389.6	$389.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.50	$1.46	$3.15	$3.02
Discontinued operations	(0.08)	(0.14)	(0.14)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.42	$1.32	$3.01	$2.96

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.49	$1.46	$3.13	$3.00
Discontinued operations	(0.08)	(0.14)	(0.14)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.41	$1.32	$2.99	$2.94

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	129,725	131,098	129,619	131,446
Weighted average additional shares assuming conversion of potential common shares	833	1,171	879	1,262
Shares – diluted basis	130,558	132,269	130,498	132,708

Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	(12.9)	25.4	(0.2)	12.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(18.7)	3.2	(15.5)
Net current period other comprehensive income (loss)	$(12.9)	$6.7	$3.0	$(3.2)
Accumulated other comprehensive income (loss), net of tax at June 30, 2020	$(90.6)	$(58.3)	$(266.3)	$(415.2)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	6.1	(36.5)	—	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.8)	6.7	(0.1)
Net current period other comprehensive income (loss)	$6.1	$(43.3)	$6.7	$(30.5)
Adoption of accounting standard	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0
Accumulated other comprehensive income (loss), net of tax at June 30, 2019	$(56.4)	$(31.1)	$(266.0)	$(353.5)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Derivative instruments
Foreign currency contracts	$16.5	$3.6	$30.8	$6.9	Costs of sales and services
Foreign currency contracts	(7.0)	0.4	(8.7)	1.7	Selling, general and administrative expenses
Interest rate contracts	—	(0.1)	0.5	(0.1)	Interest expense, net
Total before tax	$9.5	$3.9	$22.6	$8.5
	(1.1)	(0.7)	(3.9)	(1.7)	Provision for income taxes
Amount included in net income (loss)	$8.4	$3.2	$18.7	$6.8

Pension and other postretirement benefits (2)
Amortization of prior service costs	$—	$—	$(0.1)	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(2.0)	(4.2)	(4.0)	(8.4)	Selling, general and administrative expenses
Total before tax	$(2.0)	$(4.2)	$(4.1)	$(8.5)
	0.4	0.9	0.9	1.8	Provision for income taxes
Amount included in net income (loss)	$(1.6)	$(3.3)	$(3.2)	$(6.7)
Total reclassifications for the period	$6.8	$(0.1)	$15.5	$0.1	Amount included in net income
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Dividends and Share Repurchases
During the six months ended June 30, 2020 and June 30, 2019, we paid dividends of $114.1 million and $106.0 million, respectively. On July 16, 2020, we paid dividends totaling $57.2 million to our shareholders of record as of June 30, 2020. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of June 30, 2020.

During the six months ended June 30, 2020, zero shares were repurchased under the publicly announced repurchase program. At June 30, 2020, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1.3	$1.4	$—	$—	$2.2	$2.5	$—	$—
Interest cost	9.2	12.1	0.1	0.2	18.3	24.3	0.2	0.4
Expected return on plan assets	(9.3)	(13.4)	—	—	(18.6)	(26.8)	—	—
Amortization of prior service cost (credit)	—	—	—	—	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	2.4	4.6	(0.2)	(0.2)	4.9	9.2	(0.4)	(0.4)
Net periodic benefit cost (income)	$3.6	$4.7	$(0.1)	$—	$6.9	$9.3	$(0.2)	$—

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations:

	Three Months Ended June 30,
	2020			2019
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$225.0	$29.2	13.0%	$225.0	$30.6	13.6%
Discrete items:
Currency remeasurement (1)	$4.9	$(2.4)		$6.4	$1.9
Other discrete items (2)	86.0	5.8		47.0	4.5
Tax only discrete items (3)	—	8.5		—	(0.1)
Total discrete items	$90.9	$11.9		$53.4	$6.3
Continuing operations, before discrete items	$315.9	$41.1		$278.4	$36.9
Estimated Annualized Effective Tax Rate (EAETR)			13.0%			13.3%

	Six Months Ended June 30,
	2020			2019
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations	$473.4	$63.9	13.5%	$468.9	$66.9	14.3%
Discrete items:
Currency remeasurement (1)	$6.0	$(2.4)		$8.3	$2.8
Other discrete items (2)	135.5	8.5		93.0	7.9
Tax only discrete items (3)	—	11.4		—	2.3
Total discrete items	$141.5	$17.5		$101.3	$13.0
Continuing operations, before discrete items	$614.9	$81.4		$570.2	$79.9
Estimated Annualized Effective Tax Rate (EAETR)			13.2%			14.0%
___________________
(1)Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.
(2)U.S. GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three and six months ended June 30, 2020 and 2019, other discrete items were materially comprised of the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.
(3)For the three and six months ended June 30, 2020 and 2019, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, excess tax benefits associated with share-based compensation, changes in uncertain tax liabilities and related interest, and changes in tax law.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,805.5 million and $3,393.8 million and the carrying amount is $3,533.4 million and $3,258.8 million as of June 30, 2020 and December 31, 2019, respectively.
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
As of June 30, 2020, we had open foreign currency forward and option contracts in AOCI in a net after tax gain position of $6.4 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2020. At June 30, 2020, we had open forward and option contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,067 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of June 30, 2020, we had open interest rate contracts in AOCI in a net after tax loss position of $3.5 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At June 30, 2020, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes.
As of June 30, 2020, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2020, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $6.4 million of the net gains after-tax, representing open foreign currency exchange and option contracts and interest rate contracts, will be realized in earnings during the twelve months ending June 30, 2021 if spot rates in the future are consistent with forward rates as of June 30, 2020. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,580 million at June 30, 2020.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2020
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$26.7	$5.9	$32.6	$(4.2)	$28.4
Total derivative assets (1)	$26.7	$5.9	$32.6	$(4.2)	$28.4

Foreign exchange contracts	$(20.9)	$(0.6)	$(21.5)	$4.2	$(17.3)
Interest rate contracts	(4.4)	—	(4.4)	—	(4.4)
Total derivative liabilities (2)	$(25.3)	$(0.6)	$(25.9)	$4.2	$(21.7)

Net derivative assets (liabilities)	$1.4	$5.3	$6.7	$—	$6.7

	December 31, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$8.0	$0.3	$8.3	$(8.1)	$0.2
Total derivative assets (1)	$8.0	$0.3	$8.3	$(8.1)	$0.2

Foreign exchange contracts	$(12.1)	$(4.2)	$(16.3)	$8.1	$(8.2)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(13.0)	$(4.2)	$(17.2)	$8.1	$(9.1)

Net derivative assets (liabilities)	$(5.0)	$(3.9)	$(8.9)	$—	$(8.9)

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

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended June 30,
(in Millions)	2020	2019	2020	2019	2020	2019
Unrealized hedging gains (losses) and other, net of tax	$(3.7)	$(10.7)	$1.6	$(26.7)	$(2.1)	$(37.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.4)	(3.2)	—	—	(8.4)	(3.2)
Total derivative instrument impact on comprehensive income, net of tax	$(12.1)	$(13.9)	$1.6	$(26.7)	$(10.5)	$(40.6)

	Contracts
	Foreign Exchange		Interest rate		Total
	Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019	2020	2019
Unrealized hedging gains (losses) and other, net of tax	$26.0	$(3.8)	$(0.6)	$(32.7)	$25.4	$(36.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(18.2)	(6.8)	(0.5)	—	(18.7)	(6.8)
Total derivative instrument impact on comprehensive income, net of tax	$7.8	$(10.6)	$(1.1)	$(32.7)	$6.7	$(43.3)
___________________
(1)See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2020	2019	2020	2019
Foreign exchange contracts	Cost of sales and services	$(35.1)	$(8.6)	$(24.1)	$(11.5)
Total		$(35.1)	$(8.6)	$(24.1)	$(11.5)
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

(in Millions)	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$28.4	$—	$28.4	$—
Other (2)	30.3	30.3	—	—
Total assets	$58.7	$30.3	$28.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$17.3	$—	$17.3	$—
Derivatives – Interest rate (1)	4.4	—	4.4	—
Other (3)	22.0	20.5	1.5	—
Total liabilities	$43.7	$20.5	$23.2	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Other (2)	20.2	20.2	—	—
Total assets	$20.4	$20.2	$0.2	$—

Liabilities
Derivatives – Foreign exchange (1)	$8.2	$—	$8.2	$—
Derivatives – Interest rate (1)	0.9	—	0.9	—
Other (3)	32.8	29.7	3.1	—
Total liabilities	$41.9	$29.7	$12.2	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2020. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$108.6
Other debt guarantees (2)	2.1
Total	$110.7
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Livent IPO
Livent Corporation class action. On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation (“Livent”) filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the “Livent IPO”). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO (“Defendants”). The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, Defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC had not been named as a Defendant, which are pending in the United States District Court of the Eastern District of Pennsylvania. On July 18, 2019, a separate state action was filed against the same Defendants in the Pennsylvania Court of Common Pleas, Philadelphia County, Bizzaria v. Livent Corp., et al. On July 26, 2019, Plymouth County filed an amended complaint in its state court case. On September 23, 2019, the actions were consolidated under the caption In re Livent Corporation Securities Litigation, No. 190501229. On October 11, 2019, Defendants filed preliminary objections seeking to dismiss the case in its entirety. On October 22, 2019, the Court denied Defendants’ motion to stay the case, but granted a separate motion of the Defendants to stay all discovery. On June 29, 2020, the court overruled the preliminary objections filed by the Defendants.
Separately, on October 18, 2019, purported stockholders of Livent amended a putative class action complaint filed in the U.S. District Court for the Eastern District of Pennsylvania, to add FMC Corporation as a defendant. The operative complaint in that case, Bisser Nikolov v. Livent Corp., et al. makes similar substantive allegations as the state court case, including alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. Pursuant to a stipulated scheduling order, Defendants filed a motion to dismiss the Nikolov case on November 18, 2019. Plaintiffs filed their opposition to the motion to dismiss on December 30, 2019. On July 2, 2020, the federal court granted the Defendants' motion to dismiss and dismissed the federal complaint in its entirety.
As a result of the federal court's ruling, a motion for reconsideration was filed in the state court action which will reference the decision to dismiss the federal court action. Livent has agreed to defend and indemnify FMC with regard to these cases. FMC is cooperating with Livent and other Defendants to defend the litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2019 Form 10-K, the risk factor in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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

COVID-19 Pandemic
In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will continue to be significant during the remainder of 2020.
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our facilities are operational. We delivered strong financial performance and navigated the challenges posed by COVID-19 and severe foreign currency headwinds. While we have maintained business continuity and sustained our operations with safety as a priority, we do not yet know the full extent of the disruptions on either our business and operations or the global economy nor the duration of the pandemic and its adverse effects.
We have implemented new procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. Although most FMC employees around the world have been working remotely during these last few months, we have implemented procedures to safely return to the workplace in regions where the pandemic is controlled and local health officials have deemed this to be safe in compliance with any government regulations. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses. In all our facilities, we are using a variety of best practices to address COVID-19 risks, following the protocols and procedures recommended by leading health authorities. We are monitoring the situation in regions where the pandemic continues to escalate and in such regions will remain in a remote working environment until it is safe to return to the workplace. In the first half of 2020, we have made significant investments in our employees as a result of the COVID-19 pandemic, including through enhanced dependent care pay policies, recognition bonuses, increased flexibility of work schedules and hours of work to accommodate remote working arrangements, and investment in IT infrastructure to promote remote work. Through these efforts we have successfully avoided any COVID-19 related furloughs or workforce reductions to date.
In addition to addressing the needs of the Company and our employees, FMC has been a leader in supporting the needs of the communities in which FMC has operations and those generally in need as a result of the pandemic. Since the advent of the pandemic, we have donated in excess of 233,000 personal protective equipment supplies, including N95 masks, surgical masks, protective cover suits, goggles and similar items. We have also donated more than 1,800 containers and canisters used to transport alcohol-based disinfecting solution. Additional efforts include financial contributions to hunger-relief organizations; assisting with disinfecting schools and other public spaces in villages; and supporting various community initiatives.
In our supply chain, sourcing of raw materials and intermediates was not a significant issue, although we continued to see some logistics challenges and related higher costs. We are seeing some pockets of reduced demand, as expected, due to food chain dislocations and labor availability. We are conscious of the potential downside risks in the rest of the year and expect to continue to experience disruption caused by COVID-19 in our supply chain, logistics, and pockets of demand, as well as on farm worker labor required for planting, harvesting and packing crops (especially fruits, vegetables and other specialty crop) in the food chain going forward. As discussed in the first quarter of 2020, we implemented price increases and cost-saving measures across the company to offset impacts of the COVID-19 pandemic and related foreign currency headwinds. We amended our debt covenants with our banks on April 22, 2020 (see Note 11 for more details) to provide significant additional headroom above any of the COVID-19 related scenarios assessed by the company. Additionally, during the second quarter we fully repaid the $500 million revolver draw made late in the first quarter at the height of the pandemic’s impact on short-term financing markets. We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.

Second Quarter 2020 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended June 30, 2020:
•Revenue of $1,155.3 million for the three months ended June 30, 2020 decreased $50.8 million or approximately 4 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 6 percent, sales in Latin America increased approximately 2 percent, sales in Europe, Middle East and Africa decreased by approximately 13 percent, and sales in Asia increased approximately 2 percent. The decrease was mostly driven by unfavorable foreign currency headwinds. Excluding foreign currency impacts, revenue increased 3 percent during the quarter. After removing foreign currency impacts, our business saw double-digit growth in Argentina, Brazil, Australia, Pakistan, and Canada.
•Our gross margin of $522.7 million decreased versus the prior year quarter by $27.8 million mostly due to lower sales primarily driven by unfavorable foreign currency headwinds. Gross margin percent of approximately 45 percent slightly decreased compared to approximately 46 percent in the prior year period.
•We previously implemented temporary cost-saving measures and are continuing to eliminate or delay all non-essential expenditures to offset projected headwinds from the effects of the COVID-19 pandemic. These efforts are primarily focused on selling, general and administrative expenses and research and development expenses. We are not cancelling any research and development projects, but we are phasing some differently to allow for lower costs in the current year without fundamentally impacting long-term timelines.
•Selling, general and administrative expenses decreased from $196.9 million to $171.0 million. Selling, general and administrative expenses, excluding transaction-related charges, of $158.0 million also decreased approximately 11 percent compared to the prior year period primarily due to the cost-saving measures we had implemented in response to the COVID-19 pandemic. We eliminated or delayed all non-essential expenditures, froze hiring, and saw a decline in travel expenditures.
•Research and development expenses of $64.3 million decreased $8.8 million or approximately 12 percent. As mentioned above, we did not cancel any research and development projects, but we phased some differently to allow lower costs this year in response to the pandemic without fundamentally impacting long-term timelines. We maintain our commitment to invest resources to discover new active ingredients and formulations that support resistance management and sustainable agriculture.
•Net income (loss) attributable to FMC stockholders increased from $174.5 million to $184.4 million which represents an increase of $9.9 million, or approximately 6 percent. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $224.0 million increased compared to the prior year amount of $220.2 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

In May 2020, FMC entered into a binding offer with Isagro S.p.A ("Isagro") whereby FMC will acquire Isagro’s Fluindapyr active ingredient assets for approximately $60 million. In July 2020, we entered into an asset sale and purchase agreement with Isagro. Fluindapyr has been jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction will provide FMC with full global rights to Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction will transfer to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule. The transaction is expected to close in the fourth quarter of 2020.

The Fluindapyr acquisition will be treated as an asset acquisition for accounting purposes as it does not meet the definition of a business. Therefore, any acquired in-process research and development will be immediately expensed.

We launched FMC Ventures, our new venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. The group will be making small, seed type investments. During the second quarter, we made our first investment.

We announced the launch of our ArcTM farm intelligence platform, an exclusive precision agriculture platform that enables growers and advisors to more accurately predict pest pressure before it becomes a problem.
2020 Outlook Update

Our current 2020 expectation for the overall global crop protection market growth is that it will be flat to down slightly, on a U.S. dollar basis, slightly worse than our previous outlook. The change is driven by a reduced outlook for Europe, where we believe the market will be flat year over year, versus up low-single digits in our prior forecast. Our views on the other regions have not changed; we expect the North America market to be up low-single digits, the Asia market to be down slightly, and the market in LATAM is expected to be down low- to mid-single digits, primarily driven by negative foreign exchange impacts.

We expect continued headwinds from foreign currency, and to a lesser extent, from impacts related to the pandemic. At the onset of the pandemic, there were numerous contingencies to consider, but after several months of navigating in this environment, we have better insight. We are raising the midpoints of our adjusted EBITDA and adjusted EPS guidance and tightening the ranges. We now expect 2020 revenue will be in the range of approximately $4.68 billion to $4.82 billion, up approximately 3 percent at the midpoint versus 2019 or approximately 9 percent excluding the impacts of foreign currency. We also expect adjusted EBITDA(1) of $1.265 billion to $1.325 billion, which represents 6 percent growth at the midpoint versus 2019 results. 2020 adjusted earnings are expected to be in the range of $6.28 to $6.62 per diluted share(1), up 6 percent at the midpoint versus 2019. Adjusted earnings estimates do not include the benefit of any share repurchases in 2020. For cash flow outlook, refer to the liquidity and capital resources section below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,155.3	$1,206.1	$2,405.3	$2,398.2
Costs of sales and services	632.6	655.6	1,321.1	1,303.0
Gross margin	$522.7	$550.5	$1,084.2	$1,095.2
Selling, general and administrative expenses	171.0	196.9	360.4	380.8
Research and development expenses	64.3	73.1	131.6	144.3
Restructuring and other charges (income)	19.5	12.7	32.9	20.5
Total costs and expenses	$887.4	$938.3	$1,846.0	$1,848.6
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$267.9	$267.8	$559.3	$549.6
Non-operating pension and postretirement charges (income)	2.2	3.3	4.4	6.7
Interest expense, net	40.7	39.5	81.5	74.0
Income (loss) from continuing operations before income taxes	$225.0	$225.0	$473.4	$468.9
Provision (benefit) for income taxes	29.2	30.6	63.9	66.9
Income (loss) from continuing operations	$195.8	$194.4	$409.5	$402.0
Discontinued operations, net of income taxes	(10.8)	(18.1)	(18.3)	(8.5)
Net income (loss) (GAAP)	$185.0	$176.3	$391.2	$393.5
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$19.5	$12.7	$32.9	$20.5
Non-operating pension and postretirement charges (income) (4)	2.2	3.3	4.4	6.7
Transaction-related charges (5)	13.0	20.1	26.0	36.6
Discontinued operations, net of income taxes	10.8	18.1	18.3	8.5
Interest expense, net	40.7	39.5	81.5	74.0
Depreciation and amortization	40.1	37.2	79.2	74.5
Provision (benefit) for income taxes	29.2	30.6	63.9	66.9
Adjusted EBITDA (Non-GAAP) (2)	$340.5	$337.8	$697.4	$681.2
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
(5) Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we have completed the integration of the DuPont Crop Protection Business as of June 30, 2020. The TSA is now terminated and we have completed a significant portion of the implementation of the new ERP system. The last phase of the ERP system transition is expected to take place on November 1, 2020 with a stabilization period that will go into the first quarter of 2021. We anticipate remaining expense of approximately $30 million to $35 million for the completion of these defined in-flight initiatives during the remaining time period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$13.0	$20.1	$26.0	$36.6
Total Transaction-related charges	$13.0	$20.1	$26.0	$36.6
____________________
(1) These charges are recorded as a component of "Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$184.4	$174.5	$390.6	$390.2

Corporate special charges (income), pre-tax (1)	34.7	36.1	63.3	63.8
Income tax (expense) benefit on Corporate special charges (income) (2)	(5.9)	(7.1)	(10.8)	(12.8)
Corporate special charges (income), net of income taxes	$28.8	$29.0	$52.5	$51.0
Discontinued operations attributable to FMC Stockholders, net of income taxes	10.8	18.1	18.3	8.5
Non-GAAP tax adjustments (3)	—	(1.4)	2.2	(0.2)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$224.0	$220.2	$463.6	$449.5
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
Revenue
Three Months Ended June 30, 2020 vs. 2019
Revenue of $1,155.3 million decreased $50.8 million, or approximately 4 percent, versus the prior year period. The decrease was mostly driven by unfavorable foreign currency headwinds which impacted revenue by 7 percent, partially offset by increases in volume and price which benefited revenue by approximately 2 percent and 1 percent, respectively. Excluding foreign currency impacts, revenue increased approximately 3 percent during the quarter. After removing foreign currency impacts, our business saw double-digit revenue growth in Argentina, Brazil, Australia, Pakistan, and Canada.
Six Months Ended June 30, 2020 vs. 2019
Revenue of $2,405.3 million increased $7.1 million versus the prior year period. The increase was driven by higher volumes, which contributed approximately 4 percent to the increase, as well as favorable pricing which contributed to the increase by approximately 2 percent. Foreign currency fluctuations had an unfavorable impact of approximately 6 percent on revenue. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
North America	$311.9	$333.5	$639.5	$651.8
Latin America	261.2	256.7	520.4	463.2
Europe, Middle East & Africa (EMEA)	265.4	304.3	680.7	716.3
Asia	316.8	311.6	564.7	566.9
Total Revenue	$1,155.3	$1,206.1	$2,405.3	$2,398.2

Three Months Ended June 30, 2020 vs. 2019
North America: Revenue decreased approximately 6 percent versus the prior year period due to continued focus on drawing down inventories of our pre-emergent herbicides at our distributors. We saw strong sales of Lucento fungicide® in our second U.S. season and strong sales in Canada driven by herbicide blends from our PrecisionPac® systems for use on cereals and insecticides.
Latin America: Revenue increased approximately 2 percent versus the prior year period, or approximately 24 percent excluding foreign currency headwinds, driven by pricing actions across the region which offset some of the currency headwind, while underlying volume gains were very strong in Argentina and Brazil. Sales grew fastest in Argentina, driven by herbicides sales for wheat and soybean applications, including Finesse® herbicide. In Brazil, sales grew double digits organically, led by continued robust demand for our products on sugarcane, including Boral® herbicide and Altacor® insecticide.
EMEA: Revenue decreased approximately 13 percent versus the prior year period, or approximately 10 percent excluding foreign currency headwinds, primarily due to hot, dry conditions across Northern and Eastern Europe and Ukraine, as well as the expected registration cancellations and product rationalizations. This was partially offset by insecticide growth in Southern Europe for specialty crops.
Asia: Revenue increased approximately 2 percent versus the prior year period, or approximately 8 percent excluding foreign currency headwinds. The increase was primarily driven by volume growth in India, Pakistan and Australia, as well as modest pricing increases across the region, mostly offset by foreign currency headwinds and some COVID-19 related impacts in India. Herbicide sales, including for the newly launched Authority® NXT, were robust for soybeans in India. We also saw strong market recovery continued in Australia with improved weather, and record demand for Hammer® and Affinity® Force herbicides due to a strong broadacre season.
Six Months Ended June 30, 2020 vs. 2019
North America: Revenue decreased approximately 2 percent versus the prior year period due to continued focus on drawing down inventories of our pre-emergent herbicides at our distributors. This was partially offset by strong demand for Rynaxypyr® insect control, fungicides, and our new pre-emergent herbicide Authority® Edge. Double digit growth in Canada was driven by continued adoption of our Authority® herbicides due to resistance concerns.

Latin America: Revenue increased approximately 12 percent versus the prior year period, or approximately 30 percent excluding foreign currency headwinds, driven by strong growth in Argentina and double-digit growth in Brazil. Insecticides growth in Brazil was driven by sugarcane and soybeans, and herbicide growth was driven by sugarcane replanting. In Argentina, insecticide and herbicide demand drove sales for soybeans and wheat.
EMEA: Revenue decreased approximately 5 percent versus the prior year period, or approximately 2 percent excluding foreign currency headwinds, primarily due to hot, dry conditions across Northern and Eastern Europe and Ukraine, as well as expected registration cancellations and product rationalizations. This was partially offset by insecticide growth for specialty crops and newly introduced fungicides.
Asia: Revenue remained relatively flat versus the prior year period, but increased approximately 4 percent excluding foreign currency headwinds, primarily driven by volume growth in India, Australia and Pakistan, as well as modest pricing increases across the region. Herbicide sales, including for the newly launched Authority® NXT, were robust for soybeans in India.
For 2020, full-year revenue is expected to be in the range of approximately $4.68 billion to $4.82 billion, which represents approximately 3 percent growth at the midpoint versus 2019 or approximately 9 percent excluding the impacts of foreign currency. We believe the strength of our portfolio will allow us to deliver double-digit organic growth, continuing a multi-year trend of above-market performance.
Gross margin
Three Months Ended June 30, 2020 vs. 2019
Gross margin of $522.7 million decreased $27.8 million, or approximately 5 percent versus the prior year period. The decrease was due to lower sales primarily driven by unfavorable foreign currency headwinds.
Gross margin percent of approximately 45 percent decreased slightly from approximately 46 percent in the prior year period.
Six Months Ended June 30, 2020 vs. 2019
Gross margin of $1,084.2 million decreased $11 million, or approximately 1 percent versus the prior year period.
Gross margin percent of approximately 45 percent decreased slightly from approximately 46 percent in the prior year period.
Selling, general and administrative expenses
Three Months Ended June 30, 2020 vs. 2019
Selling, general and administrative expenses of $171.0 million decreased $25.9 million, or approximately 13 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, decreased $18.8 million, or approximately 11 percent, versus the prior year period due to temporary cost-saving initiatives implemented in response to the COVID-19 pandemic. We eliminated or delayed all non-essential expenditures, froze hiring, and saw a decline in travel expenditures.
Six Months Ended June 30, 2020 vs. 2019
Selling, general and administrative expenses of $360.4 million decreased $20.4 million, or approximately 5 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, decreased $9.8 million, or approximately 3 percent, versus the prior year period due to cost-saving measures implemented in response to the pandemic, as mentioned above.
Research and development expenses
Three Months Ended June 30, 2020 vs. 2019
Research and development expenses of $64.3 million decreased $8.8 million, or approximately 12 percent versus the prior year period. As noted above, we eliminated or delayed certain non-essential expenditures to offset effects of the COVID-19 pandemic, but we did not cancel any research and development projects. We phased some projects differently to allow lower costs this year in response to the pandemic without fundamentally impacting long-term timelines.
Six Months Ended June 30, 2020 vs. 2019
Research and development expenses of $131.6 million decreased $12.7 million, or approximately 9 percent versus the prior year period. As noted above, the decrease in research and development expenditures is related to cost-saving measures taken in response to the COVID-19 pandemic.

Adjusted EBITDA (Non-GAAP)
Three Months Ended June 30, 2020 vs. 2019
Adjusted EBITDA of $340.5 million increased $2.7 million, or approximately 1 percent versus the prior year period. The increase was mainly driven by price increases which contributed approximately 5 percent growth and proactive cost control measures which contributed approximately 14 percent growth. This more than offset unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 18 percent.
Six Months Ended June 30, 2020 vs. 2019
Adjusted EBITDA of $697.4 million increased $16.2 million, or approximately 2 percent versus the prior year period. The increase was due to price and volume increases and proactive cost control actions, as mentioned above, which benefited growth by approximately 6 percent each. These factors more than offset the unfavorable foreign currency fluctuations which impacted the change in Adjusted EBITDA by approximately 16 percent.
For 2020, full-year Adjusted EBITDA is expected to be in the range of $1.265 billion to $1.325 billion, which represents approximately 6 percent growth at the midpoint versus 2019. We expect strong pricing and higher volumes to cover the full impact of the negative foreign currency impacts. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2020 Outlook Update within this section of the Form 10-Q.
Other Results of Operations

Depreciation and amortization
Three Months Ended June 30, 2020 vs. 2019
Depreciation and amortization of $40.1 million increased $2.9 million, or approximately 8 percent, as compared to the prior year period of $37.2 million. The slight increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.
Six Months Ended June 30, 2020 vs. 2019
Depreciation and amortization of $79.2 million increased $4.7 million, or approximately 6 percent, as compared to the prior year period of $74.5 million. The slight increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.

Interest expense, net
Three Months Ended June 30, 2020 vs. 2019
Interest expense, net of $40.7 million increased compared to the prior year period of $39.5 million. The increase was driven by impacts of our third quarter 2019 debt offering and higher foreign debt balances, partially offset by lower term loan and commercial paper balances.
Six Months Ended June 30, 2020 vs. 2019
Interest expense, net of $81.5 million increased compared to the prior year period of $74.0 million. The increase was driven by impacts of our third quarter 2019 debt offering and higher foreign debt balances, partially offset by lower term loan and commercial paper balances.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2020	2019	2020	2019
Restructuring charges	$16.2	$7.1	$22.8	$12.3
Other charges (income), net	3.3	5.6	10.1	8.2
Total restructuring and other charges (income)	$19.5	$12.7	$32.9	$20.5

Three Months Ended June 30, 2020 vs. 2019
Restructuring charges in 2020 of $16.2 million represent charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits).

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
Other charges, net in 2020 of $3.3 million consists of charges related to environmental sites.
Other charges, net in 2019 of $5.6 million consists of charges related to environmental sites
Six Months Ended June 30, 2020 vs. 2019
Restructuring charges in 2020 of $22.8 million primarily comprised of charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $23.2 million as well as other miscellaneous restructuring benefits of $0.4 million.
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
Other charges, net in 2020 of $10.1 million primarily consists of charges related to environmental sites of $9.7 million.
Other charges, net in 2019 of $8.2 million consists of charges related to environmental sites.
Non-operating pension and postretirement charges (income)
Charges for the three months ended June 30, 2020 were $2.2 million compared to $3.3 million for the three months ended June 30, 2019.

Charges for the six months ended June 30, 2020 were $4.4 million compared to $6.7 million for the six months ended June 30, 2019.
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
Three Months Ended June 30, 2020 vs. 2019
Provision for income taxes for the three months ended June 30, 2020 was $29.2 million resulting in an effective tax rate of 13.0 percent. Provision for income taxes for the three months ended June 30, 2019 was $30.6 million resulting in an effective tax rate of 13.6 percent.

	Three Months Ended June 30,
	2020			2019
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$225.0	$29.2	13.0%	$225.0	$30.6	13.6%
Corporate special charges (income)	34.7	5.9		36.1	7.1
Tax adjustments (1)		—			1.4
Non-GAAP - Continuing operations	$259.7	$35.1	13.5%	$261.1	$39.1	15.0%
_______________
(1)  Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Six Months Ended June 30, 2020 vs. 2019
Provision for income taxes for the six months ended June 30, 2020 was $63.9 million resulting in an effective tax rate of 13.5 percent. Provision for income taxes for the six months ended June 30, 2019 was $66.9 million resulting in an effective tax rate of 14.3 percent.

	Six Months Ended June 30,
	2020			2019
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$473.4	$63.9	13.5%	$468.9	$66.9	14.3%
Corporate special charges (income)	63.3	10.8		63.8	12.8
Tax adjustments (1)		(2.2)			0.2
Non-GAAP - Continuing operations	$536.7	$72.5	13.5%	$532.7	$79.9	15.0%
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

Discontinued operations, net of income taxes
Our discontinued operations include results of our discontinued FMC Lithium segment, in periods up to its separation on March 1, 2019, as well as adjustments to retained liabilities from other previously discontinued operations. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three Months Ended June 30, 2020 vs. 2019
Discontinued operations, net of income taxes represented a loss of $10.8 million for the three months ended June 30, 2020 compared to a loss of $18.1 million for the three months ended June 30, 2019. The loss during the second quarter of 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations. The loss during the second quarter of 2019 was driven by higher separation-related costs and other adjustments of operations of FMC Lithium in the prior year period.
Six Months Ended June 30, 2020 vs. 2019
Discontinued operations, net of income taxes represented a loss of $18.3 million for the six months ended June 30, 2020 compared to loss of $8.5 million for the six months ended June 30, 2019. The loss during the second half of 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations. During the six months ended June 30, 2019, we finalized the sale of the first of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax. The gain on sale was partially offset by results of our discontinued FMC Lithium segment, which was a net loss due to separation-related costs, as well as charges from other previously discontinued operations. These events did not recur in the current period. Refer to Note 12 to the condensed consolidated financial statements included within this Form 10-Q for further information.

Net income (loss)
Three Months Ended June 30, 2020 vs. 2019
Net income (loss) increased to $185.0 million from income of $176.3 million in the prior year period. The higher results were driven by cost containment in the current year and the absence of separation-related costs and other adjustments of operations of FMC Lithium which were included in discontinued operations in the prior year.
Six Months Ended June 30, 2020 vs. 2019
Net income (loss) decreased to $391.2 million from income of $393.5 million in the prior year period. The gain on sale of the parcel of land in Newark, California in the prior year period which was recorded in Discontinued operations, net of income taxes as discussed above was offset by higher results from continuing operations as discussed in the sections above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2020 and December 31, 2019, were $342.7 million and $339.1 million, respectively. Of the cash and cash equivalents balance at June 30, 2020, $332.9 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. Determining the amount of unrecognized deferred tax liability related to permanent undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
At June 30, 2020, we had total debt of $3,533.4 million as compared to $3,258.8 million at December 31, 2019. Total debt included $3,027.5 million and $3,031.1 million of long-term debt (excluding current portions of $80.4 million and $82.8 million) at June 30, 2020 and December 31, 2019, respectively. Early in the second quarter of 2020 we amended the Revolving Credit Facility and 2017 Term Loan Agreements to increase the maximum leverage ratio, in order to address potential liquidity constraints that might arise due to the COVID-19 pandemic. Although we had not then, and have not since, experienced any liquidity issues as a result of the economic impacts of the pandemic, we determined that it would be prudent to take this step, as the higher leverage ratio provides significant headroom above any of the COVID-19 related scenarios assessed by the company. Additionally, during the second quarter we fully repaid the $500 million revolver draw made late in the first quarter at the height of the pandemic’s impact on short-term financing markets. At June 30, 2020, our remaining borrowing capacity under our credit facility was $1,041.6 million.
As of June 30, 2020, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2020.
Short-term debt, which consists of short-term foreign borrowings and commercial paper borrowings, increased from $227.7 million at December 31, 2019 to $505.9 million at June 30, 2020. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At June 30, 2020, we had $243.1 million borrowings under the commercial paper program at an average rate of 1.1 percent.

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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(48.4) million and $(216.8) million for the six months ended June 30, 2020 and 2019, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations. For comparability, the prior period amounts for "Change in all other operating assets and liabilities" have been recast to reflect the current period presentation.

(in Millions)	Six Months Ended June 30,
	2020	2019
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$559.3	$549.6
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	138.1	131.6
Operating income before depreciation and amortization (Non-GAAP)	$697.4	$681.2
Change in trade receivables, net (1)	(131.5)	(229.1)
Change in guarantees of vendor financing	32.9	4.4
Change in advance payments from customers (2)	(486.1)	(389.2)
Change in accrued customer rebates (3)	202.6	173.2
Change in inventories (4)	(132.4)	(127.0)
Change in accounts payable (5)	(65.1)	(9.2)
Change in all other operating assets and liabilities (6)	(11.9)	(96.4)
Operating cash flows (Non-GAAP)	$105.9	$7.9

Restructuring and other spending (7)	$(7.3)	$(10.2)
Environmental spending, continuing, net of recoveries (8)	12.2	(7.2)
Pension and other postretirement benefit contributions (9)	(2.2)	(2.2)
Net interest payments (10)	(78.2)	(72.1)
Tax payments, net of refunds (10)	(39.3)	(89.9)
Transactional-related legal and professional fees (11)	(39.5)	(43.1)
Cash provided (required) by operating activities of continuing operations	$(48.4)	$(216.8)
____________________
(1) Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2020 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2020, we collected approximately $390 million of receivables in Brazil.
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
(6) Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $68 million and $55 million, respectively.
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

(9) There were no voluntary contributions to our U.S. qualified defined benefit plan for the three months ended June 30, 2020 and 2019.
(10) Amounts shown in the chart represent net payments of our continuing operations. The decrease in net payments as of June 30, 2020 as compared to the comparable period in the prior year is primarily attributable to the deferral of income tax payments in various jurisdictions as a result of the COVID-19 pandemic.
(11) Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(45.3) million and $(8.7) million for the six months ended June 30, 2020 and 2019, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, stock compensation, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. The 2020 period includes approximately $20 million in additional environmental spending compared to the prior period due in part to the timing of certain payments associated with the settlement reached at our Middleport site. 2019 includes the operating activities related to our discontinued FMC Lithium segment for the period up to its separation on March 1, 2019 which accounts for the difference period over period.
Cash provided (required) by investing activities of continuing operations was $(74.4) million and $(63.1) million for the six months ended June 30, 2020 and 2019, respectively.
The change in cash from investing activities of continuing operations during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to higher capitalizable corporate level spending associated with the implementation of a new SAP system and spending associated with contract manufacturers, partially offset by lower capital expenditure spending.
Cash provided (required) by investing activities of discontinued operations was $1.1 million and $9.2 million for the six months ended June 30, 2020 and 2019, respectively.
Cash provided by investing activities of discontinued operations for the six months ended June 30, 2020 represents the final proceeds, due to a hold back provision, from the sale of the first of two parcels of land of our discontinued site in Newark, California which was sold in the six months ended June 30, 2019. The original proceeds of approximately $26 million in the six months ended June 30, 2019 were partially offset by capital expenditures of our discontinued FMC Lithium segment.
Cash provided (required) by financing activities of continuing operations was $174.9 million and $239.1 million for the six months ended June 30, 2020 and 2019, respectively.
The change period over period in financing activities of continuing operations is primarily due to higher borrowings in the prior year period which more than offsets the remaining difference due to the lack of repurchases of common stock under our publicly announced program in 2020 versus $200 million in the prior period.
Cash provided (required) by financing activities of discontinued operations was zero and $(37.2) million for the six months ended June 30, 2020 and 2019, respectively.
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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Six Months Ended June 30,
	2020	2019
Cash provided (required) by operating activities of continuing operations (GAAP)	$(48.4)	$(216.8)
Transaction and integration costs (1)	39.5	43.1
Adjusted cash from operations (2)	$(8.9)	$(173.7)

Capital expenditures (3)	(23.2)	(35.5)
Other investing activities (3)(4)	(20.6)	(0.9)
Capital additions and other investing activities	$(43.8)	$(36.4)

Cash provided (required) by operating activities of discontinued operations (5)	(45.3)	(8.7)
Cash provided (required) by investing activities of discontinued operations (5)	1.1	9.2
Transaction and integration costs (1)	(39.5)	(43.1)
Investment in Enterprise Resource Planning system (3)	(30.6)	(26.7)
Legacy and transformation (6)	$(114.3)	$(69.3)

Free cash flow (Non-GAAP)	$(167.0)	$(279.4)
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
(4) Cash spending associated with contract manufacturers was $5.0 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.
(5) Refer to the above discussion for further details.
(6) Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2020 Cash Flow Outlook
Our cash needs for 2020 include operating cash requirements (which are impacted by potential contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2020, our remaining borrowing capacity under our credit facility was $1,041.6 million.
We are maintaining our full year 2020 free cash flow (Non-GAAP) guidance range of approximately $425 million to $525 million. We continue to believe we can drive free cash conversion substantially higher over the next two to three years as we finalize our SAP system implementation, ending the three-year period of high cash spending on transformation activity and as we drive further improvement in working capital performance and continue to increase revenue and Adjusted EBITDA. While there is increased uncertainty in the global business environment, we are also taking several prudent steps to reduce cash outflows in 2020, such as deferring all discretionary capital investment and aggressively managing the balance of collections and payables to protect our cash position. Additionally, given the current uncertain business environment, we are temporarily suspending share repurchases until such time as we have more clear line of sight to a normalization of COVID-19 related disruptions. With improving confidence in our outlook, we would expect to revisit share repurchases at the end of the third quarter, and at present anticipate restarting share repurchases during the fourth quarter.

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
Environmental
Projected 2020 spending, net of recoveries includes approximately $28 million to $38 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $17 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation. In addition to the expected 2020 payments for Pocatello, the judgment resulted in the requirement for future payments of $1.5 million annually thereafter. See Note 13 for further details on timing of payment of judgment due to United States Supreme Court review.
Total projected 2020 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of $83 million to $93 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $15 million to $25 million in 2020, of which approximately $5 million is related to exit and disposal costs as a result of our decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products) in 2019.
Capital additions and other investing activities
Projected 2020 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $100 million to $150 million. The spending is primarily driven by diamide capacity expansion and new active ingredient capacity. Expenditures related to contract manufacturers are included within "Other investing activities" on the condensed consolidated statement of cash flows.
Legacy and transformation
Projected 2020 legacy and transformation spending are expected to be in the range of approximately $175 million to $225 million. This is primarily driven by continued spending associated with the three-year implementation of a new SAP system and related costs. Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we have completed the integration of the DuPont Crop Protection Business as of June 30, 2020. As noted, the TSA is now terminated and we have completed a significant portion of the implementation of the new ERP system. The last phase of the ERP system transition is expected to take place on November 1, 2020 with a stabilization period that will go into the first quarter of 2021. Total spending related to these initiatives is expected to be approximately $125 million. Costs for these initiatives are expected to be immaterial beyond 2020.
Projected 2020 spending, net of recoveries includes approximately $50 million to $60 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site. The settlement will result in spending of approximately $20 million to $30 million per year for 2020 and 2021, due to front loading of reimbursement in installments of past costs, and a $10 million maximum per year thereafter, on average, until the remediation is complete.

Total projected 2020 environmental spending, inclusive of sites accounted for within both continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $83 million to $93 million.
Share repurchases
During the six months ended June 30, 2020, zero shares were repurchased under the publicly announced repurchase program. At June 30, 2020, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.
As noted above, we are suspending share repurchases until we have a more clear line of sight to a normalization of COVID-19 related disruptions.
Dividends
During the six months ended June 30, 2020 and June 30, 2019, we paid dividends of $114.1 million and $106.0 million, respectively. On July 16, 2020, we paid dividends totaling $57.2 million to our shareholders of record as of June 30, 2020. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. On July 17, 2020, the Board of Directors declared a regular quarterly dividend of 44 cents per share, payable on October 15, 2020, to shareholders of record as of the close of business on September 30, 2020.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7 of our 2019 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2020.

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

At June 30, 2020, our financial instrument position was a net asset of $6.7 million compared to a net liability of $8.9 million at December 31, 2019. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2020 and December 31, 2019, with all other variables (including interest rates) held constant. Note, as of June 30, 2020 and December 31, 2019, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2020 and December 31, 2019, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2020	$11.1	$20.0	$(21.3)

Net asset (liability) position at December 31, 2019	(8.0)	55.9	(75.4)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2020, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at June 30, 2020 and December 31, 2019, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at June 30, 2020	$(4.4)	$9.4	$(11.0)

Net asset (liability) position at December 31, 2019	(0.9)	—	(1.9)

Our debt portfolio, at June 30, 2020, is composed of 67 percent fixed-rate debt and 33 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Revolving Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2020, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.6 million for the six months ended June 30, 2020.

REGULATION FD DISCLOSURES
The Company’s investor relations website, located at https://investors.fmc.com, should be considered as a recognized channel of distribution, and the Company may periodically post important information to the web site for investors, including information that the Company may wish to disclose publicly for purposes of complying with the federal securities laws and our disclosure obligations under the SEC's Regulation FD. We encourage investors and others interested in the Company to monitor our investor relations website for material disclosures. Our website address is included in this Form 10-Q as a textual reference only and the information on the website is not incorporated by reference into this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of June 30, 2020, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 5, 2020

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2019 Form 10-K, see Notes 13 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the fiscal year ended December 31, 2019, the risk factor in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2020	2,075	$84.88	—	—	$600,000,620
May 2020	95	92.44	—	—	600,000,620
June 2020	98	98.57	—	—	600,000,620
Total Q2 2020	2,268	$85.78	—	—	$600,000,620
___________________
(1) Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP"). Purchase activity related to the NQSP is as follows: 569 shares at $86.46 per share during April; 40 shares at $96.79 per share during May and 35 shares at $97.97 per share during June.

During the six months ended June 30, 2020, zero shares were repurchased under the publicly announced repurchase program. At June 30, 2020, approximately $600 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

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
Date: August 5, 2020