Form 10-K
period 2020-12-31
FMC CORP
filed 2021-02-25
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020, the last day of the registrant’s second fiscal quarter was $12,829,126,457. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2020, there were 129,353,583 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2021 Annual Meeting of Stockholders	Part III

FMC Corporation
2020 Form 10-K

PART I
FMC Corporation was incorporated in 1928 under Delaware law and has its principal executive offices at 2929 Walnut Street, Philadelphia, Pennsylvania 19104. Throughout this annual report on Form 10-K, except where otherwise stated or indicated by the context, "FMC", the "Company", "We," "Us," or "Our" means FMC Corporation and its consolidated subsidiaries and their predecessors. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission ("SEC"), and any amendments to those reports, are available on our website at www.fmc.com as soon as practicable after we furnish such materials to the SEC.

ITEM 1.    BUSINESS
General
We are a pure-play agricultural sciences company, providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, precision agriculture, and professional pest and turf management. This powerful combination of advanced technologies includes leading insect control products based on Rynaxypyr® and Cyazypyr® active ingredients; Authority®, Boral®, Centium®, Command® and Gamit® branded herbicides; Isoflex™ active herbicide ingredient; Talstar® and Hero® branded insecticides(1); and flutriafol-based fungicides. The FMC portfolio also includes Arc™ farm intelligence and biologicals such as Quartzo® and Presence® bionematicides. Our products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest and turf management.
FMC Strategy
We have streamlined our portfolio over the past ten years to become a tier-one leader and the fifth largest global innovation provider in the global agricultural chemicals market. Our strong competitive position is driven by our technology and innovation, as well as our geographic balance and crop diversity, which helped FMC to take market share in 2018, 2019, and 2020.
We have industry-leading insecticides and herbicides (the majority of which are patented technologies), exceptional discovery research capabilities and a global manufacturing network. We expect to spend approximately 6.5 percent of sales on research and development annually. Our R&D pipeline includes 11 molecules and biological strains in our development pipeline (approximately 1-7 years away from commercialization) and more than 25 additional molecules and biological strains in our discovery pipeline (approximately 8-10 years from commercialization). We expect the first four product launches, including the first two significant active ingredients, out of this pipeline will occur in 2021. We own and operate a total of 25 manufacturing plants, and we have the scale to operate with strong resources and global reach to address changing market conditions. Our supply chain organization effectively managed to continue supplying our customers and growing our business, despite multiple shutdowns and other disruptions in the Chinese chemical sector in 2018 and 2019. In the fourth quarter of 2020, we experienced logistics and supply chain constraints in the U.S., mostly due to the COVID-19 pandemic. We do not expect this to be completely resolved by the first quarter of 2021 but we are focused on ensuring we can mitigate supply chain risks and continue to expand our market growth opportunities. We posted solid overall results in 2020, despite numerous challenges related to the COVID-19 pandemic. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and fully staffed. We will continue to assess the need related to cost-saving measures as appropriate.
Our revenues grew approximately 1 percent, or 7 percent organically(2) excluding the impacts of foreign currency, year over year in 2020, driven by double-digit growth for our diamides, Rynaxypyr® and Cyazypyr® active ingredients. Though we saw growth in additional active ingredients, the aggregate of the rest of our portfolio (excluding diamides) amounted to a mid-single digit decline, inclusive of a 2 percent decline in product registrations and rationalizations, which mostly offset the diamide growth discussed above. Rynaxypyr® and Cyazypyr® actives now represent over $1.8 billion in combined sales, representing approximately 55 percent growth since we acquired these molecules in November 2017. Products launched in 2020 and 2019 also contributed to revenue growth. We successfully launched our new bixafen fungicide under the Lucento® fungicide brand in North America in 2019, and we are on track to accomplish the $30 million to $50 million revenue target for this new active ingredient. We also launched several new formulated products in 2020, which is key to lifecycle management of our products. Approximately $50 million of our 2020 revenue growth came from 2020 product launches.
FMC performed slightly better than the overall crop protection market in 2020, which we estimate was flat versus 2019. Growth for FMC and the market was offset by significant headwinds from foreign currency. As mentioned above, our growth rate was 1 percent, and excluding the impact of foreign currency, our organic(1) growth rate was 7 percent. FMC’s innovation, starting with our current portfolio of advanced products and continuing through our R&D discovery, development and new formulations, contributed to our performance. Our technology portfolio includes specific innovations in plant health, application technology and delivery systems, as well as advanced agronomic insights through Arc™ farm intelligence, our precision agriculture tool that leverages artificial intelligence and machine learning.

____________________
(1)    Hero® insecticide is a restricted use pesticide in the U.S.
(2)    Organic revenue growth is a non-GAAP term which excludes the impact of foreign currency changes. Refer to the "Results of Operations" section of our Management's Discussion and Analysis in Item 7 for our organic revenue non-GAAP reconciliation.
Acquisitions and Divestitures
In May 2020, FMC entered into a binding offer with Isagro S.p.A ("Isagro") to acquire the remaining rights for Fluindapyr active ingredient assets from Isagro. In July 2020, we entered into an asset sale and purchase agreement with Isagro. On October 2, 2020, we closed on the transaction with a purchase price of approximately $65 million. Fluindapyr has been jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction provides FMC with full global rights to the Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction transfers to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule. The acquired assets have been classified as in-process research and development. See Note 9 in the consolidated financial statements included within this Form 10-K for accounting considerations. The transaction will expand our fungicide portfolio by giving us full global rights to the Fluindapyr active ingredient and is an important strategic addition to our product line.
In 2019, we completed the separation of our FMC Lithium segment, which was renamed Livent Corporation, or "Livent", following its initial public offering ("IPO") that closed on October 15, 2018. After completion of the IPO, FMC owned 123 million shares of Livent's common stock, representing approximately 84 percent of the total outstanding shares of Livent's common stock. On March 1, 2019, we completed the distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC. Following the distribution, FMC has zero shares of Livent and zero exposure to lithium markets. The financial information within this filing has been recast to present the former FMC Lithium as a discontinued operation retrospectively for all relevant periods presented.

Financial Information About Our Business
(Financial Information in Millions)
The following table shows the principal products produced by our business, its raw materials and uses:

Product	Raw Materials	Uses
Insecticides	Synthetic and biological chemical intermediates	Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and for non-agricultural applications including pest control for home, garden and other specialty markets
Herbicides	Synthetic and biological chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
Fungicides	Synthetic and biological chemical intermediates	Protection of crops, including cereals, fruits and vegetables from fungal disease

With a worldwide manufacturing and distribution infrastructure, we are better able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to reduce the impact of currency volatility. The charts below detail our sales by major geographic region and major product category.

The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2020	2019
Long-lived assets
North America	$1,230.2	$1,190.7
Latin America	792.7	837.0
Europe, Middle East, and Africa	1,513.9	1,448.0
Asia	2,044.4	2,064.8
Total	$5,581.2	$5,540.5

Products and Markets
Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority of our product lines consist of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. We are also investing substantially in a plant health program that includes biological crop protection products, seed treatments and micro-nutrients. Biological technologies developed by FMC’s R&D team in Denmark offer excellent sustainability profiles and serve as strong complements to our synthetic products. Our biologicals feature attributes that exceed the competition, such as high stability, long shelf life, low use rates and compatibility with other chemistries.
In the Latin American region, which includes the large agricultural market of Brazil, we sell directly to large growers through our own sales and marketing organization, and we access the market through independent distributors and co-ops. In North America, we access the market through several major national and regional distributors and have our own sales and marketing organization in Canada. We access the Europe, Middle East & Africa markets through our own sales and marketing organizations. We access key Asian markets through large distributors, in addition to either local independent distributors or our own sales and marketing organizations. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 40 percent, 30 percent and 28 percent of global industry revenue, respectively.
The agrochemicals industry is more consolidated following several recent mergers of the leading crop protection companies, which now include FMC, ChemChina (owner of Syngenta Group, which includes the former Syngenta and Adama), Bayer AG

(acquired Monsanto in 2018), BASF AG and Corteva Agriscience (the agricultural division of former DowDuPont, spun out in June 2019). These five innovation companies currently represent approximately 75 percent of the crop protection industry’s global sales. The next group of agrochemical producers include UPL Ltd. (UPL also acquired Arysta in February 2019), Sumitomo Chemical Company Ltd., and Nufarm Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.
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
In 2020, we announced the launch of our Arc™ farm intelligence platform, an exclusive precision agriculture platform that enables growers and advisors to more accurately predict pest pressure before it becomes a problem. Nearly 4 million acres across six countries were covered by our platform during its pilot rollout. It is expanding significantly and supports product recommendations for multiple FMC active ingredients, led by our diamides. We have other precision agriculture initiatives and new product launches such as Isoflex™ herbicide. We also launched FMC Ventures, our new venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. The group will be making small, seed type investments.
Diamide Growth Strategy
Our product portfolio features two key diamide-class molecules – Rynaxypyr® (chlorantraniliprole) and Cyazypyr® (cyantraniliprole) actives – with combined annual revenues of approximately $1.8 billion in 2020. These two molecules are industry-leading in terms of performance, combining highly effective low dose rates with fast-acting, systemic, long residual control. These attributes quickly established Rynaxypyr® active as the world’s leading insect control technology and we expect it to continue on a strong growth trajectory notwithstanding the expiration of composition of matter patents covering Rynaxypyr® active in certain countries starting in late 2022. Our Cyazypyr® active, a second-generation diamide, is growing quickly as we obtain more product registrations. We expect it to continue to grow strongly notwithstanding the expiration of its active ingredient composition of matter patents starting in the mid-2020s. This expectation is based on not only our broad patent estate and the timing of key patent milestones, but also on other critical elements that will allow FMC to continue to profitably grow the diamide franchise well beyond the expiration of key patents. These other critical elements include registration and data protection, commercial strategies, brand recognition, as well as manufacturing and supply chain complexity and FMC efficiencies.
Patents and Trade Secrets. The FMC diamide insect control patent estate is made up of many different patent families which cover: Composition of matter – both active ingredients and certain intermediates; Manufacturing processes – both active ingredients and certain intermediates; Formulations; Uses; and Applications. For Rynaxypyr® and Cyazypyr® actives related patents, as of December 31, 2020, we had 33 families with granted patents filed in up to 76 countries, with a total of 897 active granted patents as well as numerous pending patent applications. See "Patents, Trademarks and Licenses" within this Item 1 for more details. FMC’s process patents cover the manufacturing processes for both active ingredients – chlorantraniliprole and cyantraniliprole – as well as key intermediates that are used to make the final products. Chlorantraniliprole is a complex molecule to produce, requiring 16 separate steps; FMC owns granted patents covering many of these 16 process steps and several of the intermediate chemicals, and we protect other aspects of the manufacturing processes by trade secret. Cyantraniliprole is similarly complex and covered by a comparable range of intellectual property. Many of these intermediate process patents run well past the expiration of the composition of matter patents, and in some cases stretch until the end of this decade. Third parties that intend to manufacture and sell generic chlorantraniliprole or cyantraniliprole and rely on FMC’s extensive product safety data will be required to demonstrate that their product has the same regulatory safety profile as FMC Rynaxypyr® and Cyazypyr® actives. To meet regulatory requirements for such difficult-to-manufacture molecules, we believe that third parties will have to produce these active ingredients using the same processes that are patented by FMC and if so, would be infringing before patent expiration and subject to our challenge for infringement. FMC also owns formulation patents which cover the use of chlorantraniliprole or cyantraniliprole in specific formulations found in commercially important end-use products.
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
Growing the Branded FMC Diamide Franchise. FMC is executing its strategy to supply end-use pesticide products that include Rynaxypyr® and Cyazypyr® actives to a broad range of companies prior to patent expiration, and in return establishing long-term commitments from the companies to purchase the diamide active ingredients from FMC. These arrangements may also include limited patent, data and/or trademark licenses. Such partner relationships allow us to grow our business by having others develop and sell diamide-based products to meet farmers' needs not within our current portfolio, offering those farmers a better alternative to competing insecticides with product safety or efficacy profiles which are less attractive than Rynaxypyr® or Cyazypyr® actives. These agreements can require the third party to use the well-known and trusted Rynaxypyr® or Cyazypyr® brand names on the end-use products formulated with active ingredient supplied by FMC. As of December 31, 2020, we had global agreements with four major multinational companies and approximately 50 separate local-country agreements covering 14 countries. We are continuing to explore opportunities with additional companies beyond those with whom we are already engaged.
Complexity of manufacturing. Today FMC manufactures all the required intermediates in the multi-step processes, as well as the final Rynaxypyr® and Cyazypyr® actives, at our own active ingredient manufacturing plants or through key contract manufacturers who produce under long-term exclusive technology-license agreements. For a third party to replicate this complex supply chain and manufacturing network would be a major undertaking with very large capital requirements. In addition, given our manufacturing know-how, scale of our operations, and continual investment in manufacturing process improvement, we believe FMC’s manufacturing costs will be substantially lower than any other party seeking to produce these diamide products.
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
Patents, Trademarks and Licenses
As an agricultural sciences company, FMC believes in innovation and in protecting that innovation through intellectual property rights. We own and license a significant number of U.S. and foreign patents, trademarks, trade secrets and other intellectual property that are cumulatively important to our business. In addition, we seek to license our proprietary technologies through partnering arrangements that effectively allow us to capitalize from our intellectual property. The FMC intellectual property estate provides us with a significant competitive advantage which we seek to expand and renew on a continual basis. We manage our technology investment to discover and develop new active ingredients and biological products, as well as to continue to improve manufacturing processes and existing active ingredients through new formulations, mixtures or other concepts. FMC’s technology innovation processes capture those innovations and protect them through the most appropriate form of intellectual property rights. We also in-license certain active ingredients and other technologies under patents held by third parties, and have granted licenses to certain of our patents to third parties.
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

As of December 31, 2020, the Company owned a total of approximately 220 active granted U.S. patents and 2,600 active granted foreign patents (includes Supplemental Patent Certificates); we also have approximately 1,600 patent applications pending globally.
In our current product portfolio, our diamide insect control products based on Rynaxypyr® (Chlorantraniliprole) and Cyazypyr® (Cyantraniliprole) active ingredients have a substantial patent estate which will remain in force well into the future. More details regarding our diamide granted patent estate are set forth in the tables below:

Numbers of active Granted Patents by type*: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2020
	United States	Foreign
Active Ingredients	21	252
Intermediates and Methods of Manufacturing	23	254
Formulations/Mixtures/Applications	9	338
Total	53	844
*Patent families were only placed under one type but may cover several types.

Remaining Life of Granted Patents: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2020
	United States	Foreign
Through December 31, 2025	36	550
2026 - 2030	15	266
2031 - 2036	2	28
Total	53	844

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

Research and Development Expense
The R&D efforts in our business focus on discovering and developing environmentally sound solutions — both new active ingredients and new product formulations — that meet the needs of farmers to maximize yields and control pests by providing new products that utilize both existing and new active ingredient chemistries. On June 24, 2019, we announced our investment of more than $50 million at our FMC Stine Research Center in Newark, Delaware, to upgrade infrastructure and complete construction on a new state-of-the-art, greenhouse and laboratory facility. Due to the pandemic, work on the greenhouse project did not progress as anticipated during 2020. We anticipate that the project will be completed by 2023.
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.
Human Capital
Employees
We employ approximately 6,400 people with about 1,500 people in our domestic operations and 4,900 people in our foreign operations.
Approximately 3 percent of our U.S.-based and 33 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2021, six foreign collective-bargaining agreements will be expiring. These contracts affect approximately 15 percent of our foreign-based employees. There are no U.S. collective-bargaining agreements expiring in 2021.
Talent Engagement and Retention
At FMC, it is important that we focus our programs and initiatives on sustaining strong leaders who are committed to engaging and developing their employees, so they can lead competitively, innovate change, improve business performance, and successfully maintain a competitive advantage. FMC’s leadership development program components include in-class and self-paced learning, development planning and stretch assignments, project-based action learning and rotational learning, mentoring and coaching, and leadership and functional assessments. Our programs are designed to provide engaging, collaborative, and creative learning environments. Employees leverage their experiences in these programs to develop their leadership abilities to their highest levels, enabling them to deliver innovative solutions, strong results and continued growth. Three of our signature leadership programs are science of leadership, the art of leadership, and keys to leadership. We hold quarterly Town Hall meetings and engage with our employees continuously through regular email updates, social media, webcasts, and other channels. We ask our employees to complete surveys and participate in focus groups, we distribute certain reports to keep our employees informed, we require our employees to complete specific trainings and we are piloting a voluntary e-learning program with other development and learning opportunities. We also reach out to new talent through social media.
FMC continually strives to meet the needs of our employees, shareholders, and customers through competitive rewards, policies, and practices that support the company as an employer of choice in every market where we compete for talent. FMC compensates employees through total reward programs that are aligned with performance and competencies. Performance-based direct pay programs include competitive base pay, annual bonus opportunities, sales incentive plans, and long-term incentives. These compensation elements along with benefits, work-life flexibility, recognition awards, talent and career development, enable FMC to offer a comprehensive total reward package designed for employees throughout their career. We also enhanced our offerings during the COVID-19 pandemic to better support our employees and their families by:
•Paying our essential workers a special recognition award
•Fully covering the costs of COVID-19 testing and vaccines
•Expanding our Dependent Care offerings
•Providing more flexibility in taking out 401K loans
•Enhancing Employee Assistance Program presentations and offerings to assist employees with mental well being
•Expanding flexible work opportunities

Culture and Inclusion
We strive to be an inclusive workplace where our employees reflect the community, are valued, find purpose in their work, and grow and contribute to their fullest potential. We are broadening investments in social areas, including Diversity and Inclusion and racial and gender equity. We launched two task forces, one on Social Justice and Racial Equity, and the other focused on Gender Equity. Our goal for 2027 is to have Black/African American representation in our U.S. workforce to be 14 percent and female representation to be 50 percent of our global workforce across all regions and job levels. The company has developed new global policies and practices to attract and hire talented individuals from underrepresented minorities. For every new hire we now require diverse candidate slates and multiple dimensions of diversity represented by each interview panel. We are expanding our applicant pools and pipelines by adding a new Human Resource role for diversity talent sourcing and partnering with an external recruiting agency specializing in diverse hiring. Diverse views, backgrounds and experiences are key to our success. We launched three additional Employee Resource Groups ("ERGs") in 2019. FMC has six total ERGs with more than twenty employee resource group chapters. We scored 100 percent on the Human Rights Campaign Foundation’s 2021 Corporate Equality Index, a U.S. benchmarking survey measuring corporate policies and practices related to lesbian, gay, bisexual, transgender and queer ("LGBTQ") workplace equality. This is our second consecutive year receiving a score of 100 percent. Over the past several years, we have had significant policy changes related to parental leave and domestic partner and transgender inclusion benefits in the U.S. Due to our diversity and inclusion strategy, women in senior management positions increased from 32 percent in 2019 to 34 percent in 2020.
Safety
Safety is a core value of FMC. At FMC, people come first. We strive for an injury-free workplace, where every employee returns home the same way they arrived. We encourage a culture of open reporting, so we can learn from our mistakes and work towards continuous improvement in behaviors and processes. As a result of our firm commitment to safety, our 2020 TRIR of 0.08 is among the lowest in the industry globally and in the upper decile of peer companies in North America, placing our company among the safest organizations in the chemical industry. This milestone underscores our employees’ commitment to work every day with safety at the forefront of their thoughts and actions. We empower our employees to always put safety first. 2020 presented us with the unique challenge of the COVID-19 pandemic. FMC responded by enacting robust Business Continuity Plans ("BCPs") to ensure continued safe operation at all of our manufacturing sites. These BCPs have been so effective, FMC has not experienced an on-site transmission of the virus to date. In 2021, we continue our journey, focusing on improving management systems and tools. In addition, we continue to engage our global workforce through focused campaigns which address issues and trends identified through analysis of our environment, health and safety data – for example – our current TH!NK. SAFE. campaign addressing "Line of Fire" injuries.
Sustainability
We are committed to delivering products that maintain a safe and secure food supply and to do so in a way that protects the environment for future generations. To reflect this commitment, we reset our sustainability goals in October 2019 to challenge ourselves and ensure that we are helping to create a better world. Our new goals include achieving (i) 100 percent research and development spend on developing sustainable products by 2025, (ii) <0.1 Total Recordable Incident Rate ("TRIR") by 2025, (iii) a 25 percent reduction in Energy Intensity by 2030, (iv) a 25 percent reduction in Green House Gas ("GHG") emissions intensity by 2030, (v) a 20 percent reduction in Water-Use Intensity in High-Risk Locations by 2030, (vi) a sustained Waste Disposed Intensity through 2030 (from our 2018 base year level), and (vii) a 100 on the Community Engagement Index by 2025. In 2020, FMC made progress towards meeting its commitments on the updated goals.
FMC developed and utilizes its award-winning Sustainability Assessment Tool to determine the sustainability of new active ingredients and formulated products in the research and development pipeline and to evaluate products currently on the market. This assessment, along with other stewardship processes and tools, ensures the introduction and continued use of environmentally sustainable agricultural solutions.
At FMC we promote stewardship at each stage of the product life cycle, and stewardship priorities are built into the core of research and development, portfolio and marketing strategies for a truly proactive approach. We continue to strive for open and transparent communications about our product stewardship successes and challenges. FMC is continuing to phase out Highly Hazardous Pesticides ("HHPs") from our product portfolio. In 2020, HHPs accounted for less than 0.4 percent of our total sales.
SEC Filings
SEC filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

REGULATION FD DISCLOSURES
The Company’s investor relations website, located at https://investors.fmc.com, should be considered as a recognized channel of distribution, and the Company may periodically post important information to the web site for investors, including information that the Company may wish to disclose publicly for purposes of complying with the federal securities laws and our disclosure obligations under the SEC's Regulation FD. We encourage investors and others interested in the Company to monitor our investor relations website for material disclosures. Our website address is included in this Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Form 10-K.

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
•Geographic cyclicality - While our business is well balanced geographically, in any given calendar quarter a certain geography(ies) will predominate in light of seasonal variations in the demand for our products given the nature of the crop protection market and the geographic regions in which we operate. Unexpected market conditions in any such predominating geography(ies), such as adverse weather, pest pressures, or other risks described herein, may impact our business if occurring during a calendar quarter in which such geography(ies) is predominating.
•Changing regulatory environment and public perception - Changes in the regulatory environment, particularly in the U.S., Brazil, China, India, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Additionally, changes to the regulatory environment may be influenced by non-government public pressure as a result of negative perception regarding the use of our crop protection products. We are sensitive to this regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes the chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which requires manufacturers to verify through a special registration system that their chemicals can be marketed safely.
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
•Supply arrangements - Certain raw materials are critical to our production processes and our purchasing strategy and supply chain design are complex. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products and could lead to operational disruption and increase uncertainties around business performance. We source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products.

Operational Risks:
•COVID-19 and global pandemic cycles - The rapid spread of the novel coronavirus (COVID-19) outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will continue to be significant. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and fully staffed. While we have maintained business continuity and sustained our operations with safety as a priority, the full extent of the disruptions on either our business and operations or the global economy are on-going. In addition, the duration of the pandemic and its adverse effects are unknown and rapidly evolving. External and internal factors and events related to COVID-19 could result in employee isolation and burnout, leading to operational disruption and unexpected, regrettable attrition, which may impact the sustainability of our "high touch" agile culture. We have seen some logistics challenges and shortages of packaging materials and containers, as many industries have increased e-commerce and delivery of goods, creating extra demand on packaging materials, as well as related higher costs and pockets of demand reduction. We may continue to experience disruption caused by COVID-19 in our supply chain, logistics, and pockets of demand, as well as on farm worker labor required for planting, harvesting and packing crops (especially fruits, vegetables and other specialty crops) in the food chain going forward. This outbreak may impact access to our production sites or our ability to adequately and safely staff these sites, the ability of raw material suppliers to produce and deliver goods to us, our ability to ship our products to production, warehousing or customer sites, the ability of our sales organization to make sales or for customers (or indirect customers such as farmers) to purchase our products, or the ability to collect on customer receivables. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and contract manufacturers could impact our sales and operating results. The outbreak, and governmental responses to the outbreak, have caused disruption in certain food distribution systems and labor markets for planting and harvesting, which in turn have created operational and financial pressures on some farmers who are the ultimate users of the vast majority of our products. If those pressures continue and grow more widespread or severe, and if farmers materially change their planting decisions or choose not to protect their crops with our products, such pressures on farmers could impact our sales and operating results. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products. Although our production operations that support agriculture have generally been viewed as "essential" and exempted from governmental lockdown orders, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including the availability of vaccines and other actions taken to contain the coronavirus.
•Business disruptions - We produce products through a combination of owned facilities and contract manufacturers. We own and operate large-scale active ingredient manufacturing facilities in the U.S. (Mobile), Puerto Rico (Manati), China (Jinshan), Denmark (Ronland), and India (Panoli). Our operating results are dependent in part on the continued operation of these production facilities. Interruptions at these facilities may materially reduce the productivity of a particular manufacturing facility, or the profitability of our business as a whole. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, large scale power outages and public health epidemics/pandemics. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.
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

Technology Risks:
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
•Major enterprise initiatives - In the fourth quarter of 2020 we completed the go-live on a single global instance of SAP S/4 HANA. There are execution and change management activities that may affect our ability to operationalize and monetize the investment made in the system. The post implementation period may place significant demands on certain of our internal functional groups, particularly finance and information technology, as we continue to adapt to the new system. Failure to successfully execute and realize the expected synergies from a single global instance could materially and adversely affect our expected performance.
•Potential tax implications of FMC Lithium separation - We have received an opinion from outside counsel to the effect that the spin-off of FMC Lithium as a distribution to our stockholders, completed in March 2019, qualified as a non-taxable transaction for U.S. federal income tax purposes. The opinion is based on certain assumptions and representations as to factual matters from both FMC and FMC Lithium, as well as certain covenants by those parties. The opinion cannot be relied upon if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect. The opinion of counsel is not binding upon the IRS or the courts and there is no assurance that the IRS or a court will not take a contrary position. It is possible that the IRS or a state or local taxing authority could take the position that aforementioned transaction results in the recognition of significant taxable gain by FMC, in which case FMC may be subject to material tax liabilities.

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
•Uncertain tax rates - Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at different statutory rates than the U.S. federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; currency gains and losses; and the potential decision to repatriate certain future foreign earnings on which U.S. or foreign withholding taxes have not been previously accrued.

•Uncertain recoverability of investments in long-lived assets - We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities. We may recognize future impairments of long-lived assets which could adversely affect our results of operations.
•Pension and postretirement plans - Our U.S. Plan reached fully funded status during 2018. The primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited. The portfolio is comprised of 100 percent fixed income securities and cash. Nevertheless, obligations related to our pension and postretirement plans reflect certain assumptions. To the extent actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

General Risk Factors:
•Market access risk - Our results may be affected by changes in distribution channels, which could impact our ability to access the market.
•Compliance with laws and regulations - The global regulatory environment is becoming increasingly complex and requires more resources to effectively manage, which may increase the potential for misunderstanding or misapplication of regulatory standards.
•Talent engagement and culture - The inability to recruit and retain key personnel, the unexpected loss of key personnel, or other external and internal factors and events could culminate in employee attrition and may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management and other key members of the organization.
•Economic and political change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries could result in fluctuations in demand, price volatility, loss of property, state sponsored cyberattacks, supply disruptions, or other disruptions. In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Realignment of change in regional economic arrangements could have an operational impact on our businesses. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns in broad geographic areas, impacting our contract manufacturers and raw material suppliers.
•Information technology security and data privacy risks - As with all enterprise information systems, our information technology systems could be penetrated by outside parties’ intent on extracting information, corrupting information, deploying ransomware, or disrupting business processes. Remote and other work arrangements may leave the Company more vulnerable to a cyberattack. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems, lockout from systems due to ransomware, or in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in a liability. While we have taken measures to assess the requirements of, and to comply with the European Union's General Data Protection Regulation and data privacy regulations in other countries, these measures may be challenged by authorities that regulate data-related compliance. We could incur significant expense in facilitating and responding to investigations and if the measures we have taken prove to be inadequate, we could face fines or penalties. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
FMC leases executive offices in Philadelphia, Pennsylvania and operates 25 manufacturing facilities in 18 countries. Our major research and development facilities are in Newark, Delaware; Shanghai, China and Copenhagen, Denmark.
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are as follows:

	North America	Latin America	Europe, Middle East and Africa	Asia	Total
Total	5	2	6	12	25

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
As of December 31, 2020, there were approximately 9,100 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 117,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $130 million.
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
Please see Note 1 "Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 12 "Environmental Obligations" and Note 20 "Guarantees, Commitments and Contingencies" in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of FMC Corporation, the offices they currently hold, their business experience during the previous five years and their ages as of December 31, 2020, are as follows. Each executive officer has been employed by the Company for more than five years.

Name	Age	Office and year of election
Mark A. Douglas	58	President, Chief Executive Officer, and Director (20-present), President and Chief Operating Officer (18-19), President, FMC Agricultural Solutions (12-18); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Board Member, Quaker Houghton (13-present); Board Member CropLife International (17-present); Board Member Pennsylvania Academy of the Fine Arts (16-present)
Pierre R. Brondeau	63	Executive Chairman of the Board (20-Present); Chief Executive Officer and Chairman of the Board (18-20); President, Chief Executive Officer and Chairman of the Board (10-18); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (08-09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (07-08); Board Member, T.E. Connectivity Electronics (07-present); Board Member, American Chemistry Council (17-present); Board Trustee, Franklin Institute (17-present), Board Member, Livent Corporation (18-present)
Andrew D. Sandifer	51	Executive Vice President and Chief Financial Officer (18-present); Vice President and Treasurer (16-18); Vice President, Corporate Transformation (14-16); Board Member, Philabundance (14-present); Board Trustee, Germantown Academy (17-present)
Michael F. Reilly	57	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (19-present); Vice President, Associate General Counsel and Chief Compliance Officer (16-19); Associate General Counsel (13-16); Board Member, First State Montessori Academy, Inc. (18-present)
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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,370 registered common stockholders as of December 31, 2020.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 27, 2021 via live webcast at www.virtualshareholdermeeting.com/FMC2021. Notice of the meeting, together with proxy materials, will be mailed approximately five weeks prior to the meeting to stockholders of record as of March 3, 2021.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2015, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2015	2016	2017	2018	2019	2020
FMC Corporation	$100.00	$146.23	$246.44	$194.27	$266.40	$311.42
S&P 500 Index	100.00	111.76	135.99	130.25	170.91	201.81
S&P 500 Chemicals Index	100.00	109.98	139.16	123.23	150.07	176.46

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October	187,511	$107.18	186,581	$19,999,977	$580,000,643
November	224,837	113.36	210,000	23,818,775	556,181,868
December	53,983	118.91	51,957	6,181,212	550,000,656
Total	466,331	$111.52	448,538	$49,999,964
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In 2020, 0.4 million shares were repurchased under the publicly announced repurchase program. At December 31, 2020, approximately $550 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

ITEM 6.    SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2020, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2020.

	Year Ended December 31,
(in Millions, except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Revenue	$4,642.1	$4,609.8	$4,285.3	$2,531.2	$2,274.8
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	902.2	821.6	740.9	158.5	197.8
Income (loss) from continuing operations before income taxes	729.8	655.0	608.4	95.8	111.6
Income (loss) from continuing operations	$578.9	$543.5	$537.6	$(133.1)	$73.4
Discontinued operations, net of income taxes (1)	(28.3)	(63.3)	(26.1)	671.5	138.3
Net income (loss)	$550.6	$480.2	$511.5	$538.4	$211.7
Less: Net income (loss) attributable to noncontrolling interest	(0.9)	2.8	9.4	2.6	2.6
Net income (loss) attributable to FMC stockholders	$551.5	$477.4	$502.1	$535.8	$209.1
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$579.8	$540.7	$531.4	$(135.7)	$71.1
Discontinued operations, net of income taxes	(28.3)	(63.3)	(29.3)	671.5	138.0
Net income (loss)	$551.5	$477.4	$502.1	$535.8	$209.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.46	$4.12	$3.94	$(1.01)	$0.53
Discontinued operations	(0.22)	(0.48)	(0.22)	5.00	1.03
Net income (loss)	$4.24	$3.64	$3.72	$3.99	$1.56
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.44	$4.10	$3.91	$(1.01)	$0.53
Discontinued operations	(0.22)	(0.48)	(0.22)	5.00	1.03
Net income (loss)	$4.22	$3.62	$3.69	$3.99	$1.56

Balance Sheet Data:
Total assets	$10,186.4	$9,872.7	$9,974.3	$9,206.3	$6,139.3
Long-term debt	3,023.1	3,113.9	2,531.0	3,094.2	1,801.2

Other Data:
Cash dividends declared per share	$1.80	$1.64	$0.90	$0.66	$0.66
____________________
(1)    Discontinued operations, net of income taxes includes, in periods up to their respective dispositions, our discontinued FMC Lithium and FMC Health and Nutrition segments. It also includes other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales. Amount in 2017 includes the divestiture gain associated with FMC Health and Nutrition.

FORWARD-LOOKING INFORMATION

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: FMC and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained herein, in FMC’s other filings with the SEC, and in reports or letters to FMC stockholders.

In some cases, FMC has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors and other cautionary statements filed with the SEC included within this Form 10-K as well as other SEC filings and public communications. Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. FMC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement. FMC undertakes no obligation, and specifically disclaims any duty, to update or revise any forward-looking statements to reflect events or circumstances arising after the date on which they were made, except as otherwise required by law.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an agricultural sciences company, providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, precision agriculture and professional pest and turf management. We operate in a single distinct business segment and develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. This powerful combination of advanced technologies includes leading insect control products based on Rynaxypyr® and Cyazypyr® active ingredients; Authority®, Boral®, Centium®, Command® and Gamit® branded herbicides; Isoflex™ active herbicide ingredient; Talstar® and Hero® branded insecticides; and flutriafol-based fungicides. The FMC portfolio also includes Arc™ farm intelligence and biologicals such as Quartzo® and Presence® bionematicides.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the outbreak has caused significant disruptions in the U.S. and global economies.

As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and fully staffed. However, we did have a third party U.S. toller that was disrupted in the fourth quarter because of COVID-related staffing issues, which signifies one of the ongoing business risks that the pandemic creates. We do not yet know the full extent of the disruptions on either our business and operations or the global economy nor the duration of the pandemic and its adverse effects.

We have implemented new procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. Although most FMC office-based employees around the world have been working remotely during this period, we have implemented procedures to safely return to the workplace in regions where the pandemic is controlled and local health officials have deemed this to be safe in compliance with any government regulations. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses. In all our facilities, we are using a variety of best practices to address COVID-19 risks, following the protocols and procedures recommended by leading health authorities. We are monitoring the situation in regions where the pandemic continues to escalate and in such regions will remain in a remote working environment until it is safe to return to the workplace. During 2020 we have made significant investments in our employees as a result of the COVID-19 pandemic, including through enhanced dependent care pay policies, recognition bonuses, increased flexibility of work schedules and hours of work to accommodate remote working arrangements, and investment in IT infrastructure to promote remote work. Through these efforts we have successfully avoided any COVID-19 related furloughs or workforce reductions to date.

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

In our supply chain, sourcing of raw materials and intermediates was not a significant issue, although we continued to see some logistics challenges and related higher costs. We are conscious of the potential downside risks in future periods and expect to continue to experience disruption caused by COVID-19 in our supply chain and logistics. We have also seen some pockets of reduced demand as a result of COVID-19, primarily related to disruptions of farm worker labor required for planting, harvesting and packing crops (especially fruits, vegetables and other specialty crops) which may continue going forward. As discussed in our 2020 quarterly reports, we implemented price increases and cost-saving measures across the company to offset impacts of the COVID-19 pandemic and related foreign currency headwinds. We amended our debt covenants with our banks on April 22, 2020 (see Note 11 for more details) to provide significant additional headroom above any of the COVID-19 related scenarios assessed by the company. We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.

2020 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2020:
•Revenue of $4,642.1 million in 2020 increased $32.3 million or approximately 1 percent versus last year. A more detailed review of revenues is included under the section entitled "Results of Operations". On a regional basis, sales in North America decreased 8 percent, driven primarily by timing of shipments and supply chain disruptions, including COVID related factors, sales in Latin America increased by 1 percent, sales in Europe, Middle East and Africa increased by 4 percent and sales in Asia increased 6 percent, primarily by volume growth.
•Our gross margin of $2,052.0 million decreased $31.6 million or approximately 2 percent versus last year. The decrease in gross margin was primarily driven by unfavorable foreign currency impacts primarily in Latin America. Gross margin as a percent of revenue of 44 percent decreased slightly from 45 percent in the prior year period, primarily due to unfavorable foreign currency headwinds.
•Selling, general and administrative expenses decreased from $792.9 million to $729.7 million. Selling, general and administrative expenses, excluding transaction-related charges, of $676.4 million decreased $38.7 million or approximately 5 percent. These decreases were a result of cost-saving measures implemented in response to the pandemic. Transaction-related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled "Results of Operations".
•Research and development expenses of $287.9 million decreased $10.2 million or 3 percent. The decrease was primarily due to cost-saving measures taken in response to the COVID-19 pandemic. We did not cancel any research and development projects, but we phased some differently to allow lower costs this year in response to the pandemic without fundamentally impacting long-term timelines. We maintain our commitment to invest resources to discover new active ingredients and formulations that support resistance management and sustainable agriculture.
•Net income (loss) attributable to FMC stockholders of $551.5 million increased $74.1 million or approximately 16 percent from $477.4 million in the prior year period. The higher results were driven by cost-saving measures of a combined $73.4 million in selling, general, and administrative and research and development expenses combined in response to the pandemic. Restructuring and other charges were $38.8 million lower versus prior year and discontinued operations expense decreased $35 million compared to the prior year. These increases to income were slightly offset by higher tax expense and higher provision for income taxes of $39.4 million and higher non-operating pension and postretirement charges of $13.1 million. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $809.0 million increased $5.3 million or approximately 1 percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement under the section titled "Results of Operations".

Other 2020 Highlights
In November 2020, we successfully completed the implementation of our new SAP system. We now have a single, modern system across the entire company for the first time in our history.

On October 2, 2020, we closed on the previously disclosed transaction with Isagro S.p.A ("Isagro") for a purchase price of approximately $65 million, which resulted in a charge in the fourth quarter of 2020. The Fluindapyr acquisition has been treated as an asset acquisition for accounting purposes as it does not meet the definition of a business. Therefore, any acquired in-process research and development was immediately expensed. See Note 9 in the consolidated financial statements included within this Form 10-K for further details.

In June 2020, we launched FMC Ventures, our new venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. The group will be making small, seed type investments.

In May 2020, we announced the launch of our Arc™ farm intelligence platform, a proprietary precision agriculture platform that enables growers and advisors to more accurately predict pest pressure before it becomes a problem.

2021 Outlook

Our 2021 expectation for the overall global crop protection market growth is that it will be up low-single digits on a percentage basis in U.S. dollars. Commodity prices for many of the major crops are higher and stock-to-use ratios have improved compared to this time last year. All regions are seeing some benefit from better crop commodity prices, while the impacts from COVID on crop demand appear to be lessening.
We expect 2021 revenue will be in the range of approximately $4.9 billion to $5.1 billion, up approximately 8 percent at the midpoint versus 2020. We also expect adjusted EBITDA(1) of $1.32 billion to $1.42 billion, which represents 10 percent growth at the midpoint versus 2020 results. 2021 adjusted earnings are expected to be in the range of $6.65 to $7.35 per diluted share(1), up 13 percent at the midpoint versus 2020, excluding any impact from potential share repurchases in 2021. For cash flow outlook, refer to the liquidity and capital resources section below.
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

Results of Operations — 2020, 2019 and 2018
Overview
The following charts provide a reconciliation of Adjusted EBITDA, Adjusted Earnings and Organic Revenue Growth, all of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA is provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, depreciation and amortization, discontinued operations, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes, discontinued operations attributable to FMC stockholders, net of income taxes, and certain Non-GAAP tax adjustments. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. Organic Revenue Growth excludes the impacts of foreign currency changes, which we believe is a meaningful metric to evaluate our revenue changes. These items are discussed in detail within the "Other Results of Operations" section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

(in Millions)	Year Ended December 31,
	2020	2019	2018
Revenue	$4,642.1	$4,609.8	$4,285.3
Costs and Expenses
Costs of sales and services	2,590.1	2,526.2	2,405.5
Gross Margin	$2,052.0	$2,083.6	$1,879.8
Selling, general and administrative expenses	729.7	792.9	790.0
Research and development expenses	287.9	298.1	287.7
Restructuring and other charges (income)	132.2	171.0	61.2
Total costs and expenses	$3,739.9	$3,788.2	$3,544.4
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest income, interest expense, and provision for income taxes (1)	$902.2	$821.6	$740.9
Equity in (earnings) loss of affiliates	—	—	(0.1)
Non-operating pension and postretirement charges (income)	21.2	8.1	(0.5)
Interest income	(0.1)	(1.9)	(1.4)
Interest expense	151.3	160.4	134.5
Income from continuing operations before income taxes	$729.8	$655.0	$608.4
Provision for income taxes	150.9	111.5	70.8
Income (loss) from continuing operations	$578.9	$543.5	$537.6
Discontinued operations, net of income taxes	(28.3)	(63.3)	(26.1)
Net income (loss) (GAAP)	$550.6	$480.2	$511.5
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$132.2	$171.0	$61.2
Non-operating pension and postretirement charges (income) (4)	21.2	8.1	(0.5)
Transaction-related charges (5)	53.3	77.8	156.5
Discontinued operations, net of income taxes	28.3	63.3	26.1
Interest expense, net	151.2	158.5	133.1
Depreciation and amortization	162.7	150.1	150.2
Provision (benefit) for income taxes	150.9	111.5	70.8
Adjusted EBITDA (Non-GAAP) (2)	$1,250.4	$1,220.5	$1,108.9

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
(5)Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees. Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we completed the integration of the DuPont Crop Protection Business as of June 30, 2020. The TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that will go into the first quarter of 2021. Estimated remaining costs are expected to be less than $5 million for the completion of these defined in-flight initiatives during the remaining time period. Amounts represent the following:

	Year Ended December 31,
(in Millions)	2020	2019	2018
DuPont Crop Protection Business Acquisition (1)
Legal and professional fees (2)	$53.3	$77.8	$86.9
Inventory fair value amortization (3)	—	—	69.6
Total transaction-related charges	$53.3	$77.8	$156.5
____________________
(1)As previously disclosed, in November 2017, we acquired certain assets relating to the crop protection business of E. I. du Pont de Nemours and Company, and the related research and development organization (the "DuPont Crop Protection Business").
(2)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the consolidated statements of income (loss).
(3)These charges are included in "Costs of sales and services" on the consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION

(in Millions)	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to FMC stockholders (GAAP)	$551.5	$477.4	$502.1
Corporate special charges (income), pre-tax (1)	206.7	256.9	217.2
Income tax expense (benefit) on Corporate special charges (income) (2)	(23.8)	(49.2)	(52.8)
Corporate special charges (income), net of income taxes	$182.9	$207.7	$164.4
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	—	—	(0.5)
Discontinued operations attributable to FMC Stockholders, net of income taxes	28.3	63.3	29.3
Non-GAAP tax adjustments (3)	46.3	55.3	17.3
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$809.0	$803.7	$712.6
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
(3)    We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to current year ongoing business operations; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law which includes the impact of the Tax Cuts and Jobs Act ("the Act") enacted on December 22, 2017. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

ORGANIC REVENUE GROWTH RECONCILIATION

Twelve Months Ended December 31, 2020 vs. 2019
Total Revenue Change (GAAP)	1%
Less: Foreign Currency Impact	(6%)
Organic Revenue Change (Non-GAAP)	7%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.

Revenue
2020 vs. 2019
Revenue of $4,642.1 increased $32.3 million, or approximately 1 percent versus the prior year period. The increase was driven by higher volumes, primarily in Latin America and Asia, which accounted for an approximate 4 percent increase, as well as favorable pricing which accounted for an approximate 3 percent increase. Foreign currency headwinds had an unfavorable impact of approximately 6 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 7 percent.
2019 vs. 2018
Revenue of $4,609.8 million increased $324.5 million, or approximately 8 percent versus the prior year period. The increase was driven by higher volumes, primarily in Latin America, and pricing which accounted for an approximate 8 percent and 3 percent increase, respectively, slightly offset by unfavorable foreign currency fluctuations of approximately 3 percent.
See below for a discussion of revenue by region.

Total Revenue by Region
	Year Ended December 31,
(in Millions)	2020	2019	2018
North America	$1,032.5	$1,121.1	$1,090.8
Latin America	1,456.5	1,441.7	1,210.1
Europe, Middle East and Africa (EMEA)	1,046.3	1,001.8	966.0
Asia	1,106.8	1,045.2	1,018.4
Total	$4,642.1	$4,609.8	$4,285.3

2020 vs. 2019
North America: Revenue decreased approximately 8 percent in the year ended December 31, 2020. Sales were impacted due to supply chain disruptions, including COVID-related factors associated with logistics and a tolling partner in the fourth quarter. Additionally, we had channel destocking in the first half of the year. We continued market expansion of the Lucento® fungicide, which had a strong second year, and Elevest™ insect control had a good launch year.
Latin America: Revenue increased approximately 1 percent, or approximately 17 percent excluding foreign currency headwinds, for the year ended December 31, 2020 compared to the prior year period due primarily to high-single digit volume growth and solid price increases. Brazil had robust demand for our products for soybeans and sugarcane, while there was reduced acreage for cotton.

EMEA: Revenue increased approximately 4 percent versus the prior year period, or approximately 6 percent excluding foreign currency headwinds. Demand was driven by diamides on specialty crops, Battle® Delta herbicide on cereals and Spotlight® Plus herbicide on potatoes.
Asia: Revenue increased approximately 6 percent versus the prior year period, or approximately 9 percent excluding foreign currency headwinds, primarily driven by market expansion and share gains in India and the very strong market rebound in Australia. Our diamides were in high demand throughout the region in 2020, as we continue to grow on specialty crops like rice and fruit and vegetables.

2019 vs. 2018
North America: Revenue increased approximately 3 percent in the year ended December 31, 2019, primarily driven by volume growth and strength of Rynaxypyr® and Cyazypyr® actives on specialty crops, the launch of Lucento® fungicide, and strong herbicide sales in Canada.
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
In late March 2019, there was an explosion within an industrial park in China which impacted one plant operated by one of our contract manufacturing tollers. The local government had temporarily shut down the entire park to investigate the cause of the explosion. During 2020, our toller received approval for a phased re-opening that began during the fourth quarter and will continue through 2021. Our global manufacturing network provides significant supply chain flexibility. Due to the strength of our partnerships and our alternate sourcing options, we have been able to secure supply of the active ingredients normally manufactured at this location.

Gross margin
2020 vs. 2019
Gross margin of $2,052.0 million decreased $31.6 million, or approximately 2 percent versus the prior year period. The decrease was primarily due to unfavorable foreign currency impacts.
Gross margin percent of approximately 44 percent slightly decreased from 45 percent in the prior year period, primarily due to unfavorable foreign currency headwinds.
2019 vs. 2018
Gross margin of $2,083.6 million increased $203.8 million, or approximately 11 percent versus the prior year period. Gross margin, excluding transaction-related charges, increased versus the prior year period by $134.2 million. The increase was primarily due to higher revenues driven by increased volume and pricing, partially offset by higher costs, primarily raw material costs.
Gross margin percent of approximately 45 percent slightly increased from approximately 44 percent in the prior year period. The increase from higher pricing was nearly offset by higher costs, primarily raw material costs. Gross margin percent, excluding transaction-related charges, of approximately 45 percent remained relatively flat compared to the prior year period.

Selling, general, and administrative expenses
2020 vs. 2019
Selling, general and administrative expenses of $729.7 million decreased by $63.2 million, or approximately 8.0 percent versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, decreased $38.7 million, or approximately 5 percent, versus the prior year period due to cost-saving measures implemented in response to the pandemic.

2019 vs. 2018
Selling, general and administrative expenses of $792.9 million slightly increased by $2.9 million versus the prior year period. Selling, general and administrative expenses, excluding transaction-related charges, increased $12.0 million, or approximately 2 percent, versus the prior year period.

Research and development expenses
2020 vs. 2019
Research and development expenses of $287.9 million decreased $10.2 million, or approximately 3 percent versus the prior year period due to cost-saving measures taken in response to the COVID-19 pandemic, but we did not cancel any research and development projects. We phased some projects differently to allow lower costs this year in response to the pandemic without fundamentally impacting long-term timelines.
2019 vs. 2018
Research and development expenses of $298.1 million increased $10.4 million, or approximately 4 percent versus the prior year period primarily due to investments in our global discovery and product development.

Adjusted EBITDA (Non-GAAP)
2020 vs. 2019
Adjusted EBITDA of $1,250.4 million increased $29.9 million, or approximately 2 percent versus the prior year period. The increase was due to higher volumes, higher pricing, and strong cost management which accounted for approximately 9 percent, 9 percent, and 6 percent increases respectively. These factors offset foreign currency fluctuations which had an unfavorable impact of approximately 22 percent on Adjusted EBITDA.
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

Other Results of Operations
Depreciation and amortization
2020 vs. 2019
Depreciation and amortization of $162.7 million increased $12.6 million, or approximately 8 percent, as compared to 2019 of $150.1 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation which increased amortization expense by approximately $10 million.
2019 vs. 2018
Depreciation and amortization of $150.1 million remained relatively flat as compared to 2018 of $150.2 million.

Interest expense, net
2020 vs. 2019
Interest expense, net of $151.2 million decreased by $7.3 million, or approximately 5 percent, compared to $158.5 million in 2019. The decrease was driven by lower term loan balances which decreased interest expense by approximately $17 million, lower LIBOR rates which decreased interest expense by approximately $20 million and partially offset by the impacts of our third quarter 2019 debt offering which increased interest expense by approximately $30 million.
2019 vs. 2018
Interest expense, net of $158.5 increased by $25.4 million, or approximately 19 percent compared to $133.1 million in 2018. The increase was driven by the issuance of the Senior Notes discussed further below, which increased interest expense by approximately $7 million, and higher average foreign debt balances throughout the year, which increased interest expense by approximately $17 million.

Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Restructuring charges	$42.6	$62.2	$124.1
Other charges (income), net	89.6	108.8	(62.9)
Total restructuring and other charges (income) (1)	$132.2	$171.0	$61.2
_______________
(1)    See Note 9 to the consolidated financial statements included in this Form 10-K for more information.

2020
Restructuring charges in 2020 primarily consisted of $40.2 million of charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. These charges included severance, accelerated depreciation on certain fixed assets, and other costs (benefits). There were other miscellaneous restructuring charges $2.4 million.
Other charges (income), net in 2020 includes $65.6 million of charges related to our acquisition of the remaining rights for Fluindapyr active ingredient assets from Isagro. See Note 9 for further information regarding this matter. Additional charges of $24.9 million consists of charges of environmental sites.
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
2018
Restructuring charges in 2018 were primarily associated with restructuring charges associated with the integration of the DuPont Crop Protection Business. These charges primarily consisted of approximately $59 million of charges related to the change in our market access model in India and approximately $28 million of charges due to our decision to exit the Ewing R&D center. Refer to Note 9 for more information. Other restructuring charges related to the integration of the acquired DuPont Crop Protection Business totaled approximately $22 million.
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
Non-operating pension and postretirement (charges) income
2020 vs. 2019
The charge for 2020 was $21.2 million compared to $8.1 million in 2019. The increase in non-operating pension and post retirement charges (income) is attributable to the continued approach of using the smoothed market related value of assets (MRVA) as opposed to the actual fair value of plan assets in the determination of 2020 expense. This continued approach will create some volatility in our non-operating periodic pension cost since our qualified pension plan is 100 percent fixed income securities.

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

Provision for income taxes
Provision for income taxes for 2020 was expense of $150.9 million resulting in an effective tax rate of 20.7 percent. Provision for income taxes for 2019 was expense of $111.5 million resulting in an effective tax rate of 17.0 percent. Provision for income taxes for 2018 was expense of $70.8 million resulting in an effective tax rate of 11.6 percent. Note 13 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes. We believe showing the reconciliation below of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Year Ended December 31,
	2020			2019			2018
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$729.8	$150.9	20.7%	$655.0	$111.5	17.0%	$608.4	$70.8	11.6%
Corporate special charges (income)	206.7	23.8		256.9	49.2		217.2	52.8
Tax adjustments (1)		(46.3)			(55.3)			(17.3)
Non-GAAP - Continuing operations	$936.5	$128.4	13.7%	$911.9	$105.4	11.6%	$825.6	$106.3	12.9%
_______________
(1)Tax adjustments in 2020, 2019, and 2018 are materially attributable to the effects of certain changes in prior year tax matters and the realizability of deferred tax assets in certain jurisdictions. Tax adjustments in 2018 also include the effects of the Act, primarily related to the one-time transition tax and the decrease in the U.S. federal tax rate. See Note 13 to the consolidated financial statements included within this Form 10-K for additional discussion.

The primary drivers for the fluctuations in the effective tax rate for each period are provided in the table above. Excluding the items in the table above, the changes in the non-GAAP effective tax rate were primarily due to the impact of geographic mix of earnings among our global subsidiaries. See Note 13 to the consolidated financial statements for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
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
2020 vs. 2019
Discontinued operations, net of income taxes represented a loss of $28.3 million in 2020 compared to a loss of $63.3 million in 2019. The loss during both periods was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. Offsetting the loss in both 2019 and 2020 were the gain on sale of two parcels of land in our discontinued site in Newark, California of $21 million and $24 million, net of taxes, respectively. Additionally, during 2019, we included the net loss from our discontinued FMC Lithium segment, primarily due to separation-related costs, up to its separation date on March 1, 2019.
2019 vs. 2018

Discontinued operations, net of income taxes represented a loss of $63.3 million in 2019 compared to a loss of $26.1 million in 2018. 2019 included the net loss from our discontinued FMC Lithium segment, primarily due to separation-related costs, up to its separation date on March 1, 2019, compared to income for the full year in 2018. Offsetting the loss was the gain on sale from the sale of the first of two parcels of land of our discontinued site in Newark, California in 2019. During 2018, we recorded a charge of approximately $106 million as a result of active negotiations for a settlement agreement primarily to address discontinued operations at our Middleport, New York plant which was the subject of an Administrative Order on Consent entered into with the EPA and NYSDEC in 1991. The charge consisted of incremental estimated costs of remediation for certain offsite operable units associated with historic site operations as we engaged in settlement discussions with NYSDEC to resolve the path forward regarding remediation. Refer to Note 12 for further details.

Net income (loss) attributable to FMC stockholders
2020 vs. 2019
Net income (loss) attributable to FMC stockholders increased to $551.5 million from $477.4 million. The higher results were driven by a slight increase in revenue as well as cost-saving measures in selling, general, and administrative and research and development expenses in response to the pandemic. Restructuring and other charges were $38.8 million lower versus prior year and discontinued operations expense decreased $35 million compared to the prior year. These increases to income were partially offset by higher tax expense and higher provision for income taxes of $39.4 million and higher non-operating pension and postretirement charges of $13.1 million.
2019 vs. 2018
Net income (loss) attributable to FMC stockholders decreased to $477.4 million from $502.1 million. The decrease was primarily due to higher costs and expenses, particularly restructuring and other charges associated with environmental remediation at our decommissioned plant near Pocatello, higher tax provisions, and higher net interest expense. This was partially offset by higher adjusted EBITDA from higher volumes and pricing.

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2020 and 2019, were $568.9 million and $339.1 million, respectively. We held more cash on the balance sheet as a result of significantly increased cash from operations year over year and held it in advance of a seasonal working capital build in the first quarter. Of the cash and cash equivalents balance at December 31, 2020, $560.5 million was held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance. See Note 13 to the consolidated financial statements included within this Form 10-K for more information.
At December 31, 2020, we had total debt of $3,267.8 million as compared to $3,258.8 million at December 31, 2019. Total debt included $2,929.5 million and $3,031.1 million of long-term debt (excluding current portions of $93.6 million and $82.8 million) at December 31, 2020 and 2019, respectively. Early in the second quarter of 2020 we amended the Revolving Credit Facility and 2017 Term Loan Agreements to increase the maximum leverage ratio, in order to address potential liquidity constraints that might arise due to the COVID-19 pandemic. Although we had not then, and have not since, experienced any liquidity issues as a result of the economic impacts of the pandemic, we determined that it would be prudent to take this step, as the higher leverage ratio provides significant headroom above any of the COVID-19 related scenarios assessed by the company. Additionally, during the second quarter we fully repaid the $500 million revolver draw made late in the first quarter at the height of the pandemic’s impact on short-term financing markets. As of December 31, 2020, we were in compliance with all of our debt covenants. See Note 14 in the consolidated financial statements included in this Form 10-K for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2020.
The decrease in long-term debt was primarily due to paydowns on the 2017 Term Loan Facility, which is scheduled to mature on November 1, 2022. The borrowings under the 2017 Term Loan Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the 2017 Term Loan Facility. The decrease in long-term debt was offset by the increase in short-term debt.
Our short-term debt consists of foreign borrowings and our commercial paper program. Foreign borrowings decreased from $144.9 million at December 31, 2019 to $98.4 million at December 31, 2020 while outstanding commercial paper increased from zero at December 31, 2019 to $146.3 million at December 31, 2020. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2020, we had $146.3 million borrowings outstanding under the commercial paper program at an average borrowing rate of 0.5 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs and status on receivables collections.
Revolving Credit Facility and 2017 Term Loan Agreement Amendment
On April 22, 2020, we amended both our Revolving Credit Agreement and 2017 Term Loan Agreement which, among other things, increased the maximum leverage ratio financial covenant and added a negative covenant restricting purchases of the Company’s stock if at any time the maximum leverage ratio exceeds 3.5 through the period ending June 30, 2021. See Note 14 for further details.

Statement of Cash Flows
Cash provided (required) by operating activities was $736.8 million, $555.6 million and $362.7 million for 2020, 2019 and 2018, respectively.

The table below presents the components of net cash provided (required) by operating activities. For comparability, the prior period amounts for "Change in all other operating assets and liabilities" have been recast to reflect the current period presentation.

(in Millions)	Year ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension expense and postretirement charges, interest expense, net and income taxes	$902.2	$821.6	$740.9
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	348.2	398.9	367.9
Operating income before depreciation and amortization (Non-GAAP)	$1,250.4	$1,220.5	$1,108.8
Change in trade receivables, net (1)	(71.8)	(123.5)	(281.5)
Change in guarantees of vendor financing	64.8	8.6	15.4
Change in advance payments from customers (2)	(145.5)	34.1	80.2
Change in accrued customer rebates (3)	17.2	(85.8)	104.1
Change in inventories (4)	(59.7)	6.4	(200.7)
Change in accounts payable (5)	61.8	103.0	166.7
Change in all other operating assets and liabilities (6)	(68.2)	(208.5)	(187.5)
Operating cash flows (Non-GAAP)	$1,049.0	$954.8	$805.5
Restructuring and other spending (7)	(17.9)	(18.6)	(25.2)
Environmental spending, continuing, net of recoveries (8)	(1.9)	(18.3)	(20.3)
Pension and other postretirement benefit contributions (9)	(4.6)	(13.4)	(37.5)
Net interest payments (10)	(141.8)	(140.9)	(133.4)
Tax payments, net of refunds (11)	(82.1)	(130.9)	(125.3)
Transaction and integration costs (12)	(63.9)	(77.1)	(101.1)
Cash provided (required) by operating activities of continuing operations	$736.8	$555.6	$362.7
____________________
(1)The change in trade receivables in all periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2020 was driven by timing of collections as well as higher sales. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for all periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2020, we collected approximately $931 million of receivables in Brazil.
(2)Advance payments are typically received in the fourth quarter of each year, primarily in our North America operations as revenue associated with advance payments is recognized, generally in the first half of each year following the seasonality of that business, as shipments are made and title, ownership and risk of loss pass to the customer. The change in 2020 was primarily related to lower overall payments received and higher application of funds to accounts receivable balances year over year.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with the mix in sales eligible for rebates and incentives in 2020 compared to 2019 and 2018 and timing of certain rebate payments.
(4)Changes in inventory in 2020 are a result of significant market impacts during the fourth quarter related to logistics and supply chain constraints in the U.S., reduced demand in the U.S., Brazil and Argentina, and products held by foreign customs. Changes in inventory in 2019 and 2018 are a result of inventory levels being adjusted to take into consideration the change in market conditions.
(5)The change in cash flows related to accounts payable in 2020, 2019 and 2018 is primarily due to timing of payments made to suppliers and vendors. 2019 was partially impacted during portions of 2019 from global supply chain issues, primarily in China, which required us to obtain raw materials on payment terms shorter than normal.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the 2020 and 2019 period includes the effects of the unfavorable contracts amortization of approximately $120 million and $116 million, respectively.
(7)See Note 9 to the consolidated financial statements included in this Form 10-K for further details.

(8)Included in our results for each of the years presented are environmental charges for environmental remediation of $24.9 million, $108.7 million and $21.7 million, respectively. The amounts in 2020 will be spent in future years. The amounts represent environmental remediation spending which were recorded against pre-existing reserves, net of recoveries. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. Additionally, during the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million. Refer to Note 12 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan in 2020. Amounts in 2019 and 2018 include voluntary contributions to our U.S. qualified defined benefit plan of $7.0 million and $30.0 million, respectively.
(10)Interest payments were basically flat versus prior year.
(11)Amounts shown in the chart represent net tax payments of our continuing operations. The decrease in net tax payments in 2020 as compared to prior periods is primarily attributable to the deferral of income tax payments in various jurisdictions as a result of the COVID-19 pandemic. Tax payments in 2019 primarily represent the payments of tax attributable to the Nufarm Limited sale, transition tax, and tax payments related to the acquired DuPont Crop Protection Business. Tax payments in 2018 primarily represent the payments of tax attributable to the FMC Health and Nutrition segment disposition, transition tax and full year tax payments related to the acquired DuPont Crop Protection Business.
(12)Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we completed the integration of the DuPont Crop Protection Business as of June 30, 2020. The TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that will go into the first quarter of 2021. Estimated remaining cash outflows are expected to be approximately $15 million for the completion of these defined in-flight initiatives during the remaining time period. See Note 5 to the consolidated financial statements for more information.

Cash provided (required) by operating activities of discontinued operations was $(89.0) million, $(67.1) million and $5.7 million for 2020, 2019 and 2018, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Amounts in 2019 and 2018 also include the operating activities of our discontinued FMC Lithium segment, which was separated on March 1, 2019
Cash provided (required) by investing activities of continuing operations was $(200.4) million, $(195.9) million and $(37.5) million for 2020, 2019 and 2018, respectively.
Cash required in 2020 primarily due to capital expenditures and spending related to our contract manufacturing arrangements, as well as continued spending associated with the final stages of our new SAP system implementation. 2020 also includes payments of $65.6 million to acquire the remaining rights for Fluindapyr from Isagro S.p.A ("Isagro") in an asset acquisition.
Cash required in 2019 is primarily due to capital expenditures and spending related to our contract manufacturing arrangements, as well as continued spending during that period associated with the implementation of a new SAP system.
Cash required in 2018 is primarily due to higher capital expenditure spending as well as incremental capitalizable corporate level spending associated with the implementation of a new SAP system, partially offset by the sale of product portfolios of approximately $88 million that were required to complete the DuPont Crop Protection Business Acquisition.
Cash provided (required) by investing activities of discontinued operations was $31.1 million, $9.2 million and $(93.4) million for 2020, 2019 and 2018, respectively.
Cash provided by investing activities of discontinued operations in 2020 and 2019 represents the proceeds of approximately $31 million and $26 million from the sale of our two parcels of land of our discontinued site in Newark, California. These sales resulted in a gain recognized within discontinued operations in each period of approximately $24 million and $21 million, net of taxes, respectively. In 2019, this was partially offset by capital expenditures of our discontinued FMC Lithium segment. Cash required by investing activities of discontinued operations in 2018 represents the working capital payment associated with the divestiture of FMC Health and Nutrition as well as the capital expenditures of our discontinued FMC Lithium segment.
Cash provided (required) by financing activities was $(250.3) million, $(87.0) million and $(397.3) million in 2020, 2019 and 2018, respectively.
The change in cash required by financing activities in 2020 is primarily driven by the prior year proceeds from the Senior Notes and higher dividend payments offset by a reduction in the payment of long term debt and a reduction of repurchases of common stock under our publicly announced program.
The change in cash required by financing activities in 2019 is primarily due to the proceeds from the Senior Notes offset by cash outflows including higher repurchases of common stock, repayment of long-term debt, and higher dividend payments in

2019 as compared to the prior period. 2018 included the net proceeds from the IPO of FMC Lithium which were more than offset by repayments of long-term debt, dividend payments and repurchases of common stock.
Cash provided (required) by financing activities of discontinued operations was zero , $(37.2) million and $34.0 million in 2020, 2019 and 2018, respectively.
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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure.

FREE CASH FLOW RECONCILIATION

(in Millions)	Year ended December 31,
	2020	2019	2018
Cash provided (required) by operating activities of continuing operations (GAAP)	$736.8	$555.6	$362.7
Transaction and integration costs (1)	63.9	77.1	101.1
Adjusted cash from operations (2)	$800.7	$632.7	$463.8

Capital expenditures (3)	(67.2)	(93.9)	(83.0)
Other investing activities (3)(4)	(20.4)	(54.0)	(13.6)
Capital additions and other investing activities	$(87.6)	$(147.9)	$(96.6)

Cash provided (required) by operating activities of discontinued operations (5)	(89.0)	(67.1)	5.7
Cash provided (required) by investing activities of discontinued operations (5)	31.1	9.2	(93.4)
Transaction and integration costs (1)	(63.9)	(77.1)	(101.1)
Investment in Enterprise Resource Planning system (3)	(47.2)	(48.0)	(48.5)
Legacy and transformation (6)	$(169.0)	$(183.0)	$(237.3)

Free cash flow (Non-GAAP)	$544.1	$301.8	$129.9
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
(4)    Cash spending associated with contract manufacturers was $17.4 million, $51.7 million and $13.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(5)    Refer to the above discussion for further details.
(6)    Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2021 Cash Flow Outlook
Our cash needs for 2021 include operating cash requirements (which are impacted by contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2020 our remaining borrowing capacity under our credit facility was $1,139.6 million.
We expect 2021 free cash flow (Non-GAAP) to increase to a range of approximately $530 million to $620 million, driven by growth in adjusted cash from operations and reduced legacy and transformation spending which is forecasted to be partially offset by a significant year over year increase in capital additions. This increase in capital additions primarily relates to resuming or advancing projects that were delayed or deferred in 2020 due to the pandemic.
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
Cash from operating activities of continuing operations
We expect higher cash from operating activities, excluding the effects of transaction-related cash flows, primarily driven by higher forecasted Adjusted EBITDA as well as continued improvement in working capital, to be in the range of approximately $790 million to $950 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2021. The plan is fully funded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2021 spending includes approximately $58 million to $68 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $43 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation described in Note 12. Of the total 2021 projected spend at this site, $20.5 million was paid in the first quarter of 2021 and an additional $11.7 million payment for past years' permit fees plus interest associated with these payments will also be made in 2021.
Total projected 2021 environmental spending, inclusive of both sites accounted for within continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of $115 million to $125 million.

Restructuring and asset retirement obligations
We expect to make payments of approximately $25 to $35 million in 2021, of which approximately $10 million is related to exit and disposal costs as a result of our decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products). See Note 9 for more information.
Capital additions and other investing activities
Projected 2021 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $160 million to $200 million. The spending is mainly driven by continuing progress on projects delayed or deferred in 2020 due to the pandemic, primarily for diamide capacity expansion and new active ingredient capacity. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2021 legacy and transformation spending are expected to be in the range of approximately $100 million to $130 million. This is primarily driven by environmental remediation spending and legacy liabilities. Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we completed the integration of the DuPont Crop Protection Business as of June 30, 2020. As noted, the TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that will go into the first quarter of 2021. Cash outflows for these initiatives are expected to be approximately $15 million in 2021.
Projected 2021 spending includes approximately $53 million to $63 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in the second quarter of 2019 at our Middleport, New York site. The settlement will result in spending of approximately $25 million in 2021.
Total projected 2021 environmental spending, inclusive of both sites accounted for within continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $115 million to $125 million.
Share repurchases
During the year ended December 31, 2020, 0.4 million shares were repurchased under the publicly announced repurchase program for approximately $50 million. At December 31, 2020, approximately $550 million remained unused under our Board-authorized repurchase program. We intend to purchase between $400 million to $500 million of our common shares in 2021. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
Dividends
On January 21, 2021, we paid dividends aggregating $62.3 million to our shareholders of record as of December 31, 2020. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, we paid $228.5 million, $210.3 million and $89.2 million in dividends, respectively. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Commitments
We provide guarantees to financial institutions on behalf of certain customers, principally customers in Brazil, for their seasonal borrowing. The total of these guarantees was $140.6 million at December 31, 2020. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
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

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2021	2022	2023	2024	2025 & beyond	Total
Debt maturities (1)	$338.3	$1,000.1	$0.2	$400.1	$1,550.0	$3,288.7
Contractual interest (2)	97.0	100.3	78.6	76.0	706.4	1,058.3
Lease obligations (3)	31.7	27.3	21.5	17.6	120.3	218.4
Derivative contracts	24.5	0.8	—	—	—	25.3
Purchase obligations (4)	380.3	142.3	147.5	52.9	102.0	825.0
Total (5)	$871.8	$1,270.8	$247.8	$546.6	$2,478.7	$5,415.7
____________________
(1)     Excluding discounts.
(2)     Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $700.0 million of long-term debt subject to variable interest rates at December 31, 2020. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2020. Variable rates are determined by the market and will fluctuate over time.
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
(5)    As of December 31, 2020, the liability for uncertain tax positions was $83.1 million. This liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid. Also excluded from the table above is the liability attributable to the transition tax on deemed repatriated foreign earnings incurred as a result of the Act of $107.8 million.
Contingencies
See Note 20 to our consolidated financial statements included in this Form 10-K.

Climate Change
As a global corporate citizen, we are concerned about the consequences of climate change and will take prudent and cost effective actions that reduce Green House Gas (GHG) emissions to the atmosphere.
FMC is committed to continuing to do its part to address climate change and its impacts. Our 2030 intensity reduction targets for energy and greenhouse gas emissions are both 25 percent from our 2018 baseline year. FMC has been reporting its GHG emissions and mitigation strategy to CDP (formerly Carbon Disclosure Project) since 2016. FMC detailed the business risks and opportunities we have due to climate change and its impacts in our CDP climate change reports. FMC received a "B" in the CDP Climate Change questionnaire in 2020. In 2021, FMC will begin conducting climate related scenario analyses in line with the Taskforce for Climate-Related Financial Disclosures recommendations to better understand our risks and opportunities with respect to climate change.
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
In our product portfolio, we see market opportunities for our products to address climate change and its impacts. For example, FMC's agricultural products can help customers increase yield, energy and water efficiency, and decrease greenhouse gas emissions. Our products can also help growers adapt to more unpredictable growing conditions and the effects these types of threats have on crops. FMC has committed to invest 100 percent of our innovation budget to developing sustainable products and solutions for future use.
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
In December 2019, the European Commission approved the European Green Deal, with the goal of making the EU carbon neutral by 2050. The Green Deal includes investment plans and a roadmap to fight against climate change. FMC is closely following updates and the discussion surrounding the Green Deal. The costs of complying with possible future requirements are difficult to estimate at this time.
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
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and classified as "Advance payments from customers" on the consolidated balance sheet. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place.
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
Estimated obligations to remediate sites that involve oversight by the United States Environmental Protection Agency ("EPA"), or similar government agencies, are generally accrued no later than when a Record of Decision ("ROD"), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study ("RI/FS"), or equivalent, that is submitted by us to the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.
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
In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the analogous state laws on all PRPs and have considered the identity and financial condition of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in "Environmental liabilities, continuing and discontinued" or as "Other assets" in our consolidated balance sheets in accordance with U.S. accounting literature.
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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2020, we determined that no goodwill and indefinite-lived intangible assets impairment charge to our continuing operations was required.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2020, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 2.49 percent for our U.S. qualified plan, 1.62 percent for our U.S. nonqualified, and 1.91 percent for our U.S. other postretirement benefit plans.
The discount rates used to determine projected benefit obligation at our December 31, 2020 and 2019 measurement dates for the U.S. qualified plan were 2.49 percent and 3.22 percent, respectively. The effect of the change in the discount rate from 3.22 percent to 2.49 percent at December 31, 2020 resulted in a $105.9 million increase to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate used to determine net annual benefit cost (income) from 4.36 percent at December 31, 2019 to 3.22 percent at December 31, 2020 resulted in a $0.1 million decrease to the 2020 U.S. qualified pension expense.
The change in discount rate from 3.22 percent at December 31, 2019 to 2.49 percent at December 31, 2020 was attributable to a decrease in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2019 and 2020 measurement dates. Using the December 31, 2020 and 2019 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 2.49 percent and 3.22 percent, respectively.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. Our long-term rate of return for the fiscal year ended December 31, 2020, 2019 and 2018 was 3.00 percent, 4.25 percent and 5.00 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $72.6 million and $72.1 million at December 31, 2020 and 2019, respectively, and decreased pension and other postretirement benefit costs by zero, $0.6 million and $0.4 million for 2020, 2019 and 2018, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $79.3 million and $79.4 million at December 31, 2020 and 2019, respectively, and increased pension and other postretirement benefit cost by $0.1 million, $0.5 million and $0.1 million for 2020, 2019 and 2018, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $6.2 million, $6.3 million and $6.4 million for 2020, 2019 and 2018, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $6.2 million, $6.3 million and $6.4 million for 2020, 2019 and 2018, respectively.
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
At December 31, 2020, our net financial instrument position was a net liability of $25.3 million compared to a net liability of $8.9 million at December 31, 2019. The change in the net financial instrument position was primarily due to exchange rate fluctuations in our foreign exchange portfolio.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2020 and 2019, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2020	$(24.5)	$8.4	$(9.6)

Net asset/(liability) position at December 31, 2019	(8.0)	55.9	(75.4)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the quarter ended December 31, 2020, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at December 31, 2020 and 2019, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset/(liability) position at December 31, 2020	$(0.8)	$8.8	$(10.4)

Net asset/(liability) position at December 31, 2019	(0.9)	—	(1.9)

Our debt portfolio at December 31, 2020 is composed of 72 percent fixed-rate debt and 28 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, Credit Facility, Commercial Paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2020, a one percentage point increase in interest rates would have increased gross interest expense by $9.3 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $2.6 million for the year ended December 31, 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2020	2019	2018
Revenue	$4,642.1	$4,609.8	$4,285.3
Costs and Expenses
Costs of sales and services	2,590.1	2,526.2	2,405.5

Gross Margin	$2,052.0	$2,083.6	$1,879.8

Selling, general and administrative expenses	729.7	792.9	790.0
Research and development expenses	287.9	298.1	287.7
Restructuring and other charges (income)	132.2	171.0	61.2
Total costs and expenses	$3,739.9	$3,788.2	$3,544.4
Income from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$902.2	$821.6	$740.9
Equity in (earnings) loss of affiliates	—	—	(0.1)
Non-operating pension and postretirement charges (income)	21.2	8.1	(0.5)
Interest income	(0.1)	(1.9)	(1.4)
Interest expense	151.3	160.4	134.5
Income (loss) from continuing operations before income taxes	$729.8	$655.0	$608.4
Provision (benefit) for income taxes	150.9	111.5	70.8
Income (loss) from continuing operations	$578.9	$543.5	$537.6
Discontinued operations, net of income taxes	(28.3)	(63.3)	(26.1)
Net income (loss)	$550.6	$480.2	$511.5
Less: Net income (loss) attributable to noncontrolling interests	(0.9)	2.8	9.4
Net income (loss) attributable to FMC stockholders	$551.5	$477.4	$502.1
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$579.8	$540.7	$531.4
Discontinued operations, net of income taxes	(28.3)	(63.3)	(29.3)
Net income (loss) attributable to FMC stockholders	$551.5	$477.4	$502.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.46	$4.12	$3.94
Discontinued operations	(0.22)	(0.48)	(0.22)
Net income (loss) attributable to FMC stockholders	$4.24	$3.64	$3.72
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.44	$4.10	$3.91
Discontinued operations	(0.22)	(0.48)	(0.22)
Net income (loss) attributable to FMC stockholders	$4.22	$3.62	$3.69

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$550.6	$480.2	$511.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$102.0	$(18.5)	$(100.8)
Total foreign currency adjustments (1)	$102.0	$(18.5)	$(100.8)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $1.9, $(16.7) and $2.6	$(2.5)	$(69.0)	$13.7
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $1.7, $(3.0) and $(3.1) (3)	(4.3)	(8.2)	(7.7)
Total derivative instruments, net of tax of $3.6, $(19.7) and $(0.5)	$(6.8)	$(77.2)	$6.0

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $5.2, $(1.4) and $1.3 (2)	$18.9	$(6.5)	$4.2
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $4.2, $2.6 and $4.3 (3)	16.0	9.9	16.5
Total pension and other postretirement benefits, net of tax of $9.4, $1.2 and $5.6	$34.9	$3.4	$20.7

Other comprehensive income (loss), net of tax	$130.1	$(92.3)	$(74.1)
Comprehensive income (loss)	$680.7	$387.9	$437.4
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(0.6)	(0.5)	3.9
Comprehensive income (loss) attributable to FMC stockholders	$681.3	$388.4	$433.5
____________________
(1)Income taxes are not provided for other outside basis differences inherent in our investments in subsidiaries because the investments and related unremitted earnings are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.
(2)At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. During the year ended December 31, 2018, due to the announced plan to separate FMC Lithium, we triggered a curtailment of our U.S. pension plans. As a result, we revalued our pension plans as of October 31, 2018, in addition to the normal December 31st remeasurement, which resulted in adjustments to comprehensive income. See Note 15 for more information.
(3)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss) see Note 17 within these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$568.9	$339.1
Trade receivables, net of allowance of $27.9 in 2020 and $26.3 in 2019	2,330.3	2,231.2
Inventories	1,095.6	1,017.0
Prepaid and other current assets	380.8	487.5
Total current assets	$4,375.6	$4,074.8
Investments	3.1	0.7
Property, plant and equipment, net	771.7	758.0
Goodwill	1,468.9	1,467.5
Other intangibles, net	2,625.2	2,629.0
Other assets including long-term receivables, net	712.3	685.3
Deferred income taxes	229.6	257.4
Total assets	$10,186.4	$9,872.7
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$338.3	$227.7
Accounts payable, trade and other	946.7	900.1
Advance payments from customers	347.1	492.7
Accrued and other liabilities	674.7	680.6
Accrued customer rebates	295.2	280.6
Guarantees of vendor financing	140.6	75.7
Accrued pension and other postretirement benefits, current	4.2	4.3
Income taxes	82.2	62.2
Total current liabilities	$2,829.0	$2,723.9
Long-term debt, less current portion	2,929.5	3,031.1
Accrued pension and other postretirement benefits, long-term	46.4	44.2
Environmental liabilities, continuing and discontinued	443.5	470.5
Deferred income taxes	350.0	333.2
Other long-term liabilities	603.8	708.4
Commitments and contingent liabilities (Note 20)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2020 or 2019	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2020 and 2019; 185,983,792 shares issued in 2020 and 2019	18.6	18.6
Capital in excess of par value of common stock	860.2	829.7
Retained earnings	4,506.4	4,188.8
Accumulated other comprehensive income (loss)	(282.2)	(412.0)
Treasury stock, common, at cost - 2020: 56,630,209 shares, 2019: 56,859,498 shares	(2,141.2)	(2,092.8)
Total FMC stockholders’ equity	$2,961.8	$2,532.3
Noncontrolling interests	22.4	29.1
Total equity	$2,984.2	$2,561.4
Total liabilities and equity	$10,186.4	$9,872.7
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2020	2019	2018
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$550.6	$480.2	$511.5
Discontinued operations, net of income taxes	28.3	63.3	26.1
Income (loss) from continuing operations	$578.9	$543.5	$537.6
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$162.7	$150.1	$150.2
Equity in (earnings) loss of affiliates	—	—	(0.1)
Restructuring and other charges (income)	132.2	171.0	61.2
Deferred income taxes	33.6	46.1	(43.9)
Pension and other postretirement benefits	25.8	12.6	6.1
Share-based compensation	18.9	25.6	22.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$(71.8)	$(123.5)	$(281.5)
Guarantees of vendor financing	64.8	8.6	15.4
Advance payments from customers	(145.5)	34.1	80.2
Accrued customer rebates	17.2	(85.8)	104.1
Inventories	(59.7)	6.4	(200.7)
Accounts payable, trade and other	61.8	103.0	166.7
Income taxes	36.2	(25.0)	(94.7)
Pension and other postretirement benefit contributions	(4.6)	(13.4)	(37.5)
Environmental spending, continuing, net of recoveries	(1.9)	(18.3)	(20.3)
Restructuring and other spending (1)	(17.9)	(18.6)	(25.2)
Transaction and integration costs	(63.9)	(77.1)	(101.1)
Change in other operating assets and liabilities, net (2)	(30.0)	(183.7)	23.7
Cash provided (required) by operating activities of continuing operations	$736.8	$555.6	$362.7
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(58.9)	$(51.7)	$(41.0)
Operating activities of discontinued operations, net of divestiture costs	(0.2)	9.0	74.5
Other discontinued spending	(29.9)	(24.4)	(27.8)
Cash provided (required) by operating activities of discontinued operations	$(89.0)	$(67.1)	$5.7
____________________
(1)The restructuring and other spending amount includes spending of $3.6 million related to the Furadan® asset retirement obligations. For additional detail on restructuring activities, see Note 9 to our consolidated financial statements included within this Form 10-K.
(2)Changes in all periods represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2020	2019	2018
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(67.2)	$(93.9)	$(83.0)
Acquisitions, net (3)	(65.6)	—	19.6
Proceeds from sale of product portfolios	—	—	88.0
Investment in Enterprise Resource Planning system	(47.2)	(48.0)	(48.5)
Other investing activities (4)	(20.4)	(54.0)	(13.6)
Cash provided (required) by investing activities of continuing operations	$(200.4)	$(195.9)	$(37.5)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$31.1	$26.2	$—
Other discontinued investing activities	—	(17.0)	(93.4)
Cash provided (required) by investing activities of discontinued operations	$31.1	$9.2	$(93.4)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$97.0	$(11.9)	$79.5
Proceeds from borrowing of long-term debt	27.1	1,500.0	—
Financing fees and interest rate swap settlements	(3.5)	(97.4)	(3.1)
Repayments of long-term debt	(100.0)	(901.9)	(552.0)
Acquisitions of noncontrolling interests	(7.4)	—	—
Distributions to noncontrolling interests	(1.3)	—	—
Net proceeds received from initial public offering of FMC Lithium (5)	—	—	363.6
Dividends paid (6)	(228.5)	(210.3)	(89.2)
Issuances of common stock, net	24.7	50.7	10.7
Repurchases of common stock under publicly announced program	(50.0)	(400.0)	(200.0)
Other repurchases of common stock	(8.4)	(16.2)	(6.8)
Cash provided (required) by financing activities of continuing operations	$(250.3)	$(87.0)	$(397.3)
Cash provided (required) by financing activities of discontinued operations:
Proceeds from borrowing of long-term debt	$—	$—	$34.0
Payment of Livent external debt	—	(27.0)	—
Cash transfer to Livent due to spin	—	(10.2)	—
Cash provided (required) by financing activities of discontinued operations	$—	$(37.2)	$34.0
Effect of exchange rate changes on cash and cash equivalents	1.6	(0.2)	4.5
Increase (decrease) in cash and cash equivalents	$229.8	$177.4	$(121.3)

Cash and cash equivalents of continuing operations, beginning of period	$339.1	$134.4	$281.8
Cash and cash equivalents of discontinued operations, beginning of period (7)	—	27.3	1.2
Cash and cash equivalents, beginning of period	$339.1	$161.7	$283.0
Less: cash and cash equivalent of discontinued operations, end of period	—	—	27.3
Cash and cash equivalents, end of period	$568.9	$339.1	$134.4
____________________
(3)    The acquisitions, net amount in 2020 represents payments made on October 2, 2020 to acquire the remaining rights for Fluindapyr from Isagro S.p.A ("Isagro") in an asset acquisition. For additional detail on this transaction, see Note 9 to our consolidated financial statements included within this Form 10-K.
(4)    Cash spending associated with contract manufacturers was $17.4 million, $51.7 million and $13.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

(5)    Pursuant to the terms of the separation and distribution agreement, we received a net distribution of approximately $364 million from the public offering of Livent representing the proceeds from the sale of its common stock and the underwriters' exercise to purchase additional shares as part of the initial public offering ("IPO"), net of underwriting discounts and commissions, financing fees and other offering related expenses.
(6)     See Note 17 regarding our quarterly cash dividend.
(7)    Reflected within "Current assets of discontinued operations" on the consolidated balance sheets.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $141.8 million, $140.9 million and $133.4 million, and income taxes paid, net of refunds was $82.1 million, $130.9 million and $135.3 million in December 31, 2020, 2019 and 2018, respectively. Net interest payments of zero and tax payments, net of refunds of $10.0 million were allocated to discontinued operations for the year ended December 31, 2018. Accrued additions to property, plant and equipment and other assets at December 31, 2020, 2019 and 2018 were $14.7 million, $18.2 million and $3.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2017	$18.6	$450.7	$3,952.4	$(240.3)	$(1,499.6)	$25.3	$2,707.1
Net income (loss)			502.1			9.4	511.5
Stock compensation plans		26.5			7.2		33.7
Shares for benefit plan trust					0.1		0.1
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				20.7			20.7
Net hedging gains (losses) and other, net of income tax				6.0			6.0
Foreign currency translation adjustments				(95.3)		(5.5)	(100.8)
Dividends ($0.90 per share)			(120.2)				(120.2)
Repurchases of common stock					(206.8)		(206.8)
Transactions with noncontrolling interests (1)(2)		299.0				60.1	359.1
Balance December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards (Note 2)			55.5	(53.1)			2.4
Net income (loss)			477.4			2.8	480.2
Stock compensation plans		53.5			21.6		75.1
Shares for benefit plan trust					(1.0)		(1.0)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				3.4			3.4
Net hedging gains (losses) and other, net of income tax				(77.2)			(77.2)
Foreign currency translation adjustments				(15.2)		(3.3)	(18.5)
Dividends ($1.64 per share)			(214.1)				(214.1)
Repurchases of common stock					(414.3)		(414.3)
Distribution of FMC Lithium (3)			(464.3)	39.0		(59.7)	(485.0)
Balance December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Net income (loss)			551.5			(0.9)	550.6
Stock compensation plans		33.1			10.4		43.5
Shares for benefit plan trust					(0.4)		(0.4)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				34.9			34.9
Net hedging gains (losses) and other, net of income tax				(6.8)			(6.8)
Foreign currency translation adjustments				101.7		0.3	102.0
Dividends ($1.80 per share)			(233.9)				(233.9)
Repurchases of common stock					(58.4)		(58.4)
Acquisition of noncontrolling interests (1)		(2.6)				(4.8)	(7.4)
Distributions to noncontrolling interests						(1.3)	(1.3)
Balance December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
____________________
(1)    See Note 17 for more detail on transactions with noncontrolling interest.
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
COVID-19. Given the COVID-19 pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID-19. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our facilities are operational. While we have maintained business continuity and sustained our operations, we do not yet know the full extent of the disruptions on either our business and operations or the global economy nor the duration of the pandemic and its adverse effects.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

consistent with the discussion in the preceding paragraph above on trade receivables. Therefore on an ongoing basis, we continue to evaluate the credit quality of our long-term receivables utilizing aging of receivables, collection experience and write-offs, as well as existing economic conditions, to determine if an additional allowance is necessary.
The allowance for trade receivables was $27.9 million and $26.3 million as of December 31, 2020 and 2019, respectively. The allowance for long-term receivables was $24.7 million and $61.1 million at December 31, 2020 and 2019, respectively. The provision to the allowance for receivables charged against operations was $4.7 million, $21.2 million and $71.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 10 for more information. The provision in 2018 includes the effects of the stranded accounts receivables written off as part of the restructuring in India.
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
Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out ("LIFO") basis and our remaining inventories are recorded on either a first-in, first-out ("FIFO") basis or average cost. See Note 7 for more information.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements — 20 years, buildings and building equipment — 15 to 40 years, and machinery and equipment — three to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. We capitalized interest costs of $3.5 million, $4.7 million, and $4.1 million in 2020, 2019, and 2018, respectively. These costs were primarily associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
Asset retirement obligations. We record asset retirement obligations ("AROs") at fair value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.
We have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was inconsequential at December 31, 2020 and 2019.
The carrying amounts for the AROs for the years ended December 31, 2020 and 2019 are $30.7 million and $35.7 million, respectively. These amounts are included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheet. During 2019, we recorded a charge to recognize the acceleration of asset retirement obligations associated with our decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, Curaterr® insecticide/nematicide and any other brands used with carbofuran products) globally effective December 31, 2019. Refer to Note 9 for more information.

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
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessments conducted in 2020, 2019 and 2018, we did not record any goodwill impairments.
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
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and classified as "Advance payments from customers" on the consolidated balance sheet. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place.
Research and development. Research and development costs are expensed as incurred. In-process research and development acquired as part of asset acquisitions, which include license and development agreements, are expensed as incurred and included as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We record remeasurement gains and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in income as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See "Derivative financial instruments" below and Note 19.
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
Segment information. As a result of the FMC Lithium separation on March 1, 2019, we now operate as a single business segment providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management. The business is supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and both planning and forecasting future periods. Refer to Note 3 for further information on product and regional revenues.
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
Estimated obligations to remediate sites that involve oversight by the United States Environmental Protection Agency ("EPA"), or similar government agencies, are generally accrued no later than when a Record of Decision ("ROD"), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study ("RI/FS"), or equivalent, that is submitted by us and the appropriate government agency or agencies. Estimates are reviewed quarterly and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.
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
Included in our environmental liabilities are costs for the operation, maintenance and monitoring ("M&M") of site remediation plans. Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third party insurance policies which we believe are probable of recovery.
Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties ("PRPs") or other third parties. In the fourth quarter of 2019, we increased our reserves for the Pocatello Tribal Matter by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs at the time the charge was recorded. We remeasure our discounted liability balance according to current interest rates. See Note 12 for further information. All other environmental provisions incorporate inflation and are not discounted to their present value.
In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by Comprehensive Environmental Remediation, Compensation and Liability Act ("CERCLA") and the analogous state laws on all PRPs and have considered the identity and financial condition of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in "Environmental liabilities, continuing and discontinued" or as "Other assets including long-term receivables, net" in our consolidated balance sheets in accordance with U.S. accounting literature.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

Recently adopted accounting guidance
In August 2018, the FASB issued ASU No. 2018-14, Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard is effective for fiscal years ending after December 15, 2020. There was no impact to our consolidated financial statements upon adoption, however, we have updated our disclosures within to comply with the ASU.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural pesticide product categories: insecticides, herbicides, and fungicides. The disaggregated revenue tables are shown below for the years ended December 31, 2020, 2019 and 2018.
The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2020	2019	2018
North America (1)	$1,032.5	$1,121.1	$1,090.8
Latin America (1)	1,456.5	1,441.7	1,210.1
Europe, Middle East & Africa	1,046.3	1,001.8	966.0
Asia	1,106.8	1,045.2	1,018.4
Total Revenue	$4,642.1	$4,609.8	$4,285.3
____________________
(1)Countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31, 2020, 2019, and 2018 for the U.S. totaled $941.2 million, $1,044.1 million and $991.8 million , respectively, and for Brazil totaled $1,083.4 million, $1,094.1 million and $913.7 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Insecticides	$2,836.8	$2,773.6	$2,476.5
Herbicides	1,187.2	1,228.8	1,251.2
Fungicides	275.5	271.4	268.7
Other	342.6	336.0	288.9
Total Revenue	$4,642.1	$4,609.8	$4,285.3

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
The following table presents the opening and closing balances of our receivables (net of allowances) and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2019	Balance as of December 31, 2020	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,354.3	$2,433.8	$79.5
Contract liabilities: Advance payments from customers	492.7	347.1	(145.6)

The amount of revenue recognized in the year ended December 31, 2020 that was included in the opening contract liability balance was $492.7 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of December 31, 2020. Refer to Note 10 for further information.
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. Prepayment terms are extended to customers/distributors in order to capitalize on surplus cash with growers. Growers receive bulk payments for their produce, which they leverage to buy our products from distributors through prepayment options. This in turn creates opportunity for distributors to make large prepayments to us for securing the future supply of products to be sold to growers. Prepayments are typically received in the fourth quarter of the fiscal year, primarily in North America, and are for the following marketing year indicating that the time difference between prepayment and performance of corresponding performance obligations does not exceed one year. We recognize these prepayments as a liability under "Advance Payments from customers" on the consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $492.7 million as of December 31, 2019 and $347.1 million as of December 31, 2020.
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
Most leases within our portfolio are classified as operating leases under the new standard. Operating leases are included in "Other assets including long-term receivables, net", "Accrued and other liabilities", and "Other long-term liabilities" in our consolidated balance sheet. Operating lease right-of-use ("ROU") assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

The ROU asset and lease liability balances as of December 31, 2020 were as follows:

(in Millions)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$147.3	$164.7
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$25.6	$31.5
Operating lease noncurrent liabilities	Other long-term liabilities	151.1	163.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The components of lease expense for the year ended December 31, 2020 were as follows:

(in Millions)	Lease Cost Classification	2020	2019
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$39.5	$41.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	4.7	5.2
Total lease cost		$44.2	$46.5

December 31, 2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.6
Weighted-average discount rate	4.2%

(in Millions)	Year ended December 31, 2020	Year ended December 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(40.8)	$(42.3)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8.4	$15.7

The following table represents our future minimum operating lease payments as of, and subsequent to, December 31, 2020 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2021	$31.7
2022	27.3
2023	21.5
2024	17.6
2025	16.8
Thereafter	103.5
Total undiscounted lease payments	$218.4
Less: Present value adjustment	(41.7)
Present value of lease liabilities	$176.7

Rent expense for operating leases under ASC 840 (the previous U.S. GAAP lease accounting guidance) was $40 million for the year ended December 31, 2018.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Nutrition segment and paid DuPont $1.2 billion in cash which was funded with the 2017 Term Loan Facility which was secured for the purposes of the Acquisition.
The DuPont Crop Protection Business has been integrated into our business and has been included within our results of operations since the date of acquisition.
As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract are favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the years ended December 31, 2020, 2019, and 2018 was approximately $111 million, $105 million, and $92 million, respectively.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred costs associated with integrating the DuPont Crop Protection Business, which included planning for the termination of the transitional service agreement ("TSA") as well as implementation of a new worldwide Enterprise Resource Planning ("ERP") system in connection with the termination of the TSA, the majority of which were capitalized in accordance with the relevant accounting literature.
The following table summarizes the costs incurred associated with these activities:

	Year Ended December 31,
(in Millions)	2020	2019	2018
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$53.3	$77.8	$86.9
Inventory fair value amortization (2)	—	—	69.6
Total transaction-related charges	$53.3	$77.8	$156.5
Restructuring charges
DuPont Crop restructuring (3)	$40.2	$26.4	$108.3
Total restructuring charges	$40.2	$26.4	$108.3
____________________
(1)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the consolidated statements of income (loss).
(2)These charges are included in "Costs of sales and services" on the consolidated statements of income (loss).
(3)See Note 9 for more information. These charges are recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).
Except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system, we completed the integration of the DuPont Crop Protection Business as of June 30, 2020. As noted, the TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that will go into the first quarter of 2021. Estimated remaining charges are expected to be less than $5 million for the completion of these defined in-flight initiatives over that time period. We will also have remaining in-flight restructuring charges as we complete the established DuPont Crop Restructuring program associated with integration which are nearing completion. Refer to Note 9 for further information.
As a result of completing the implementation of our worldwide ERP system, we will have a series of delayed restructurings under a separate initiative from those discussed above. These future restructurings are the result of consolidating activities into one system as well as into several shared service centers allowing us to improve productivity and gain efficiencies in our processes. The first wave of this new initiative is anticipated to run through 2021 and is estimated to result in pre-tax severance charges of approximately $5 million to $8 million, of which $3 million was recorded in 2020, primarily due to the fact we will

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

be performing activities in one ERP system as opposed to multiple. Severance associated with the outer years of these restructurings is not expected to be material and will be determined as we progress through the initiative.

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are presented in the table below:

(in Millions)	Total
Balance, December 31, 2018	$1,468.1
Foreign currency and other adjustments	(0.6)
Balance, December 31, 2019	$1,467.5
Foreign currency and other adjustments	1.4
Balance, December 31, 2020	$1,468.9

Our fiscal year 2020 annual goodwill and indefinite life impairment test was performed during the third quarter ended September 30, 2020. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2020. Additionally, the estimated fair values also substantially exceeded the carrying value for each of our indefinite-lived intangible assets.
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2020			December 31, 2019
(in Millions)	Weighted avg. useful life remaining at December 31, 2020	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	16 years	$1,169.4	$(249.7)	$919.7	$1,139.7	$(184.7)	$955.0
Patents	5 years	1.9	(1.2)	0.7	1.7	(0.9)	0.8
Brands (1)	8 years	18.3	(8.9)	9.4	16.7	(6.7)	10.0
Purchased and licensed technologies	9 years	61.1	(38.1)	23.0	60.2	(35.2)	25.0
Other intangibles	< 1 year	3.4	(2.6)	0.8	1.9	(1.8)	0.1
		$1,254.1	$(300.5)	$953.6	$1,220.2	$(229.3)	$990.9

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	412.5		412.5	379.0		379.0
	$1,671.6		$1,671.6	$1,638.1		$1,638.1
Total intangible assets	$2,925.7	$(300.5)	$2,625.2	$2,858.3	$(229.3)	$2,629.0
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Year Ended December 31,
(in Millions)	2020	2019	2018
Amortization expense	$61.9	$62.6	$62.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The estimated pre-tax amortization expense for each of the five years ending December 31, 2021 to 2025 is $64.1 million, $64.1 million, $63.7 million, $62.2 million, and $61.7 million, respectively.

Note 7: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2020	2019
Finished goods	$434.6	$372.2
Work in process	621.9	559.4
Raw materials, supplies and other	165.7	217.3
FIFO inventory	$1,222.2	$1,148.9
Less: Excess of FIFO cost over LIFO cost	(126.6)	(131.9)
Net inventories	$1,095.6	$1,017.0

Approximately 33 percent and 21 percent of our inventories in 2020 and 2019, respectively, were recorded on the LIFO basis.

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2020	2019
Land and land improvements	$103.1	$94.3
Buildings and building equipment	513.7	490.1
Machinery and equipment	501.1	459.5
Construction in progress	73.6	65.3
Total cost	$1,191.5	$1,109.2
Accumulated depreciation	(419.8)	(351.2)
Property, plant and equipment, net	$771.7	$758.0
____________________
Depreciation expense was $71.5 million, $69.7 million, and $73.9 million in 2020, 2019 and 2018, respectively.

Note 9: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges (income) included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2020	2019	2018
Restructuring charges	$42.6	$62.2	$124.1
Other charges (income), net	89.6	108.8	(62.9)
Total restructuring and other charges (income)	$132.2	$171.0	$61.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Restructuring charges

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (2)	Total
DuPont Crop restructuring	$9.2	$3.8	$27.2	$40.2
Other items	2.8	—	(0.4)	2.4
Year ended December 31, 2020	$12.0	$3.8	$26.8	$42.6
DuPont Crop restructuring	$9.1	$5.2	$12.1	$26.4
Furadan® product exit	—	—	34.1	34.1
Other items	1.7	—	—	1.7
Year ended December 31, 2019	$10.8	$5.2	$46.2	$62.2
DuPont Crop restructuring	$16.3	$16.9	$75.1	108.3
Other items	5.7	3.1	7.0	15.8
Year ended December 31, 2018	$22.0	$20.0	$82.1	$124.1
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

DuPont Crop Restructuring
On November 1, 2017, we completed the acquisition of the DuPont Crop Protection Business. See Note 5 "Acquisitions" for more details. As also discussed in Note 5, we completed the integration of the DuPont Crop Protection Business except for the completion of certain in-flight initiatives including the DuPont Crop restructuring program as of June 30, 2020. Estimated remaining restructuring charges are expected to be less than $5 million primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.
For the years ended December 31, 2020 and 2019, we incurred restructuring charges of $40.2 million and $26.4 million, respectively, which primarily represented severance and other employee related costs as well as accelerated depreciation on fixed assets for the planned exit of certain facilities.
2018 Activities
For the year ended December 31, 2018, we incurred restructuring charges of $108 million. $63 million of these charges were related to a significant change to how we operate in the market in the combined business in India. On July 3, 2018, we announced the adoption of an innovation-focused product strategy that uses a unique market access model anchored by our key, large scale distributors rather than the vast customer base we served prior to the DuPont Crop Protection Acquisition. Additionally, we rationalized our product portfolio and decisively exited a vast majority of the low margin product range. As a result of the change to our market access, we incurred charges of approximately $59 million, which primarily included the write-off of stranded accounts receivables and inventory. We also had workforce reductions which resulted in severance and other employee benefit charges of approximately $4 million.
$27.8 million of the 2018 restructuring charges related to our decision to migrate our Ewing R&D activities and employees into the newly acquired Stine R&D facilities due to their close proximity to one another. We incurred charges of $17.4 million of accelerated depreciation charges of certain fixed assets that will no longer be used due to our exit from the facility. The cease use criteria was met as of September 30, 2018 as all employees had exited the Ewing facility and the facility became available for use. We recorded the estimated future liability associated with the rental obligation on the cease use date which resulted in a charge of $11.2 million. This charge was offset by the reduction of the capital lease liability previously recorded in "Other long-

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

term liabilities" of $6.0 million. In addition to lease termination costs, we incurred severance, relocation and other employee related charges of $5.2 million for combined charges of $27.8 million for the year for this restructuring initiative.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations:

(in Millions)	Balance at 12/31/18	Change in reserves (3)	Cash payments	Other (4)	Balance at 12/31/19 (5)	Change in reserves (3)	Cash payments (5)	Other (4)	Balance at 12/31/20 (6)
DuPont Crop restructuring (1)	$16.2	$14.3	$(15.9)	$(0.1)	$14.5	$13.0	$(14.2)	$0.3	$13.6
Other workforce related and facility shutdowns (2)	1.0	1.7	(2.7)	0.1	0.1	2.8	(0.1)	—	2.8
Total	$17.2	$16.0	$(18.6)	$—	$14.6	$15.8	$(14.3)	$0.3	$16.4
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
(5)In addition to the spend above there was also $3.6 million of spending related to the Furadan® asset retirement obligation.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2020	2019	2018
Environmental charges, net	$24.9	$108.7	$21.7
Product portfolio sales	—	0.1	(87.2)
Isagro Fluindapyr Acquisition	65.6	—	—
Other items, net	(0.9)	—	2.6
Other charges (income), net	$89.6	$108.8	$(62.9)

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. During the fourth quarter of 2019, we recorded a charge of $72.8 million as a result of an unfavorable court ruling we received in relation to the Pocatello Tribal Litigation at one of our environmental sites. We remeasure our discounted liability balance according to current interest rates. See Note 12 for further information regarding this matter.
Isagro Fluindapyr Acquisition
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
The Fluindapyr acquisition does not meet the criteria within ASC 805 to qualify as a business and as a result it is treated as an asset acquisition. Based on the current development stage of the technology, the acquired assets have been classified as in-process research and development. As part of our evaluation, we consider the current development phase of the molecule being acquired. Molecules that have not received formal regulatory approval are still considered in process due to the inherent uncertainty with the approval process. As a result, these assets were immediately expensed. While this transaction resulted in an

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

immediate expense of the purchase price under the accounting rules, this acquisition expands our fungicide portfolio by giving us full global rights to the Fluindapyr active ingredient and is an important strategic addition to our product line. We recorded charges totaling $65.6 million for the year, including transaction costs.
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
Other items, net
Other items, net in 2020 were not material. In 2018, other items, net primarily represents a milestone payment on an agreement related to our in-process research and development. Other items, net also includes the loss associated with the divestment of a joint venture.

Note 10: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2019 and 2020:

(in Millions)
Balance, December 31, 2018	$22.4
Additions — charged (credited) to expense	3.6
Transfer from (to) allowance for credit losses (see below)	3.4
Net recoveries, write-offs and other	(3.1)
Balance, December 31, 2019	$26.3
Additions — charged (credited) to expense	8.2
Transfer from (to) allowance for credit losses (see below)	(2.9)
Net recoveries, write-offs and other	(3.7)
Balance, December 31, 2020	$27.9

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $103.5 million as of December 31, 2020. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2019 and 2020:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)
Balance, December 31, 2018	$60.5
Additions — charged (credited) to expense	17.6
Transfer from (to) allowance for doubtful accounts (see above)	(3.4)
Foreign currency adjustments	(0.5)
Net recoveries, write-offs and other	(13.1)
Balance, December 31, 2019	$61.1
Additions — charged (credited) to expense	(3.5)
Transfer from (to) allowance for doubtful accounts (see above)	2.9
Foreign currency adjustments	(7.6)
Net recoveries, write-offs and other	(28.2)
Balance, December 31, 2020	$24.7

Note 11: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019.
The results of our discontinued FMC Lithium operations are summarized below:

(in Millions)	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$52.1	$442.5
Costs of sales and services	—	41.3	235.4

Income (loss) from discontinued operations before income taxes (1)	$—	$1.1	$170.9
Provision (benefit) for income taxes	—	6.0	25.5
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs	$—	$(4.9)	$145.4
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	—	(16.4)	(28.1)
Discontinued operations of FMC Lithium, net of income taxes	$—	$(21.3)	$117.3
Less: Discontinued operations of FMC Lithium attributable to noncontrolling interests	—	—	3.2
Discontinued operations of FMC Lithium, net of income taxes, attributable to FMC Stockholders	$—	$(21.3)	$114.1
____________________
(1)     For the year ended December 31, 2018, amount includes $2.5 million of restructuring and other charges (income), and $4.3 million of non-operating pension settlement charges (income).

FMC Health and Nutrition:
On August 1, 2017, we completed the sale of the Omega-3 business to Pelagia AS for $38 million.
On November 1, 2017, we completed the previously disclosed sale of our FMC Health and Nutrition business to DuPont. The sale resulted in a gain of approximately $918 million ($727 million, net of tax). In connection with the sale, we entered into a customary transitional services agreement with DuPont to provide for the orderly separation and transition of various functions and processes. These services have been provided by us to DuPont for 24 months after closing and an additional six months extension. These services included information technology services, accounting, human resource and facility services among other services, while DuPont assumed the operations of FMC Health and Nutrition.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Certain sites were to transfer at a later date due to various local timing constraints. In May 2018, the last site transferred to DuPont. The results of our discontinued FMC Health and Nutrition operations are summarized below, including the results of these delayed sites included in the year ended December 31, 2018.

(in Millions)	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$3.8
Costs of sales and services	—	—	4.0

Income (loss) from discontinued operations before income taxes (1)	$—	$—	$2.0
Provision (benefit) for income taxes	—	—	3.8
Total discontinued operations of FMC Health and Nutrition, net of income taxes, before divestiture related costs and adjustments	$—	$—	$(1.8)
Gain on sale of FMC Health and Nutrition, net of income taxes	—	—	—
Adjustment to gain on sale of FMC Health and Nutrition, net of income taxes (2)	—	—	7.8
Divestiture related costs and other adjustments of discontinued operations of FMC Health and Nutrition, net of income taxes	—	0.5	—
Adjustment to FMC Health and Nutrition Omega-3 net assets held for sale, net of income taxes	—	—	—
Discontinued operations of FMC Health and Nutrition, net of income taxes, attributable to FMC Stockholders	$—	$0.5	$6.0
____________________
(1)Results for the year ended December 31, 2018 include an adjustment to retained liabilities of the disposed FMC Health and Nutrition business.
(2)Amount represents the settlement of working capital adjustments subsequent to the sale.

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
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2020	2019	2018
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $(10.0), $(23.9) and $(5.2), respectively (1)	$24.7	$4.3	$(1.7)
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $6.0, $6.3 and $32.5, respectively (2)	(24.1)	(23.5)	(121.4)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $7.6, $6.3 and $6.9, respectively	(28.9)	(23.3)	(26.3)
Discontinued operations of FMC Health and Nutrition, net of income tax benefit (expense) of zero, $(0.2) and $(7.1), respectively	—	0.5	6.0
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of zero, $(12.3) and $(18.0), respectively	—	(21.3)	117.3
Discontinued operations, net of income taxes	$(28.3)	$(63.3)	$(26.1)
____________________
(1)During the year ended December 31, 2020, we finalized the sale of the second of two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $24 million, net of tax. During the year ended December 31, 2019, we finalized the sale of the first of the two parcels of land of our discontinued site in Newark, California and recorded a gain of approximately $21 million, net of tax.
(2)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 12.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reserves for Discontinued Operations, other than Environmental at December 31, 2020 and 2019

(in Millions)	December 31,
	2020	2019
Workers’ compensation, product liability, and indemnification reserves	$12.9	$15.7
Postretirement medical and life insurance benefits reserve, net	5.5	5.9
Reserves for legal proceedings	58.2	50.3
Reserve for discontinued operations (1)	$76.6	$71.9
____________________
(1)Included in "Other long-term liabilities" on the consolidated balance sheets. Refer to Note 12 for discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $4.4 million ($3.6 million after-tax) and $5.2 million ($4.2 million after-tax) at December 31, 2020 and 2019, respectively.
Net spending in 2020, 2019 and 2018 was $1.0 million, $3.8 million and $5.4 million, respectively, for workers’ compensation, product liability and other claims; $0.5 million, $0.4 million and $1.1 million, respectively, for other postretirement benefits; and $28.4 million, $20.2 million and $21.3 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

Note 12: Environmental Obligations
We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $574.7 million and $595.8 million, respectively, before recoveries, existed at December 31, 2020 and 2019.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at December 31, 2020. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2017 to December 31, 2020.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2017	$411.8
2018
Provision	178.2
Spending, net of recoveries	(65.7)
Foreign currency translation adjustments	(2.8)
Net Change	$109.7
Total environmental reserves, net of recoveries at December 31, 2018	$521.5

2019
Provision	138.8
Spending, net of recoveries	(73.8)
Foreign currency translation adjustments	(0.7)
Net Change	$64.3
Total environmental reserves, net of recoveries at December 31, 2019	$585.8

2020
Provision	53.2
Spending, net of recoveries	(81.1)
Foreign currency translation adjustments and other adjustments	6.5
Net Change	$(21.4)
Total environmental reserves, net of recoveries at December 31, 2020	$564.4

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2020 and 2019, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the "Environmental liabilities, continuing and discontinued" or as "Other assets including long-term receivables, net" on the consolidated balance sheets.

The table below is a roll forward of our total recorded recoveries from December 31, 2018 to December 31, 2020:

(in Millions)	December 31, 2018	Increase (Decrease) in Recoveries	Cash Received	Other	December 31, 2019	Increase (Decrease) in Recoveries	Cash Received (2)	December 31, 2020
Environmental liabilities, continuing and discontinued	$7.9	$2.6	$(0.5)	$—	$10.0	$0.9	$(0.6)	$10.3
Other assets (1)	30.5	0.3	(3.8)	0.3	27.3	(1.8)	(21.1)	4.4
Total	$38.4	$2.9	$(4.3)	$0.3	$37.3	$(0.9)	$(21.7)	$14.7
______________
(1)     The amounts are included within "Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 22 for more details.
(2)    During the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2020	2019
Environmental reserves, current, net of recoveries (1)	$120.9	$115.3
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	443.5	470.5
Total environmental reserves, net of recoveries	$564.4	$585.8
______________
(1)These amounts are included within "Accrued and other liabilities" on the consolidated balance sheets.
(2)These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Continuing operations (1)	$24.9	$108.7	$21.7
Discontinued operations (2)	30.1	29.8	153.9
Net environmental provision	$55.0	$138.5	$175.6
______________
(1)Recorded as a component of "Restructuring and other charges (income)" on our consolidated statements of income. See Note 9. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(2)Recorded as a component of "Discontinued operations, net of income taxes" on our consolidated statements of income (loss). See Note 11.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Environmental reserves (1)	$53.2	$138.8	$178.2
Other assets (2)	1.8	(0.3)	(2.6)
Net environmental provision	$55.0	$138.5	$175.6
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amount of the reserve for this site, which includes the Pocatello Tribal Litigation described below, was $117.8 million and $107.5 million at December 31, 2020 and 2019, respectively.
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
On April 25, 2006, the Tribes' Land Use Policy Commission issued us a Special Use Permit for the "disposal and storage of waste" at the Pocatello plant and imposed a $1.5 million per annum permit fee.
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
On September 28, 2017, the District Court issued a decision finding that the Tribal Court has jurisdiction over FMC to require FMC to pay the $1.5 million per year fee to the Tribes. In 2017, we appealed to the United States Court of Appeals for the Ninth Circuit and oral arguments were held on May 17, 2019. On November 15, 2019, the Ninth Circuit affirmed the District Court's decision that the Tribal Court has jurisdiction over FMC to require FMC to pay the $1.5 million per year fee to the Tribes. As a result of the unfavorable court decision issued on November 15, 2019, we increased our reserves by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs incurred through December 31, 2019. The increase in reserve was transferred from the previously estimated reasonably possible loss related to this matter. Following the Ninth Circuit's denial of our petition for rehearing en banc, we filed a motion to stay the mandate with the Ninth Circuit. On February 4, 2020, the Ninth Circuit granted our motion to stay the mandate. Because this stay was granted, payment of the judgment was not required until final disposition by the United States Supreme Court.
On March 16, 2020, FMC filed a petition in the United States Supreme Court to review the Ninth Circuit’s decision. On June 29, 2020, the Supreme Court invited the Solicitor General to file a brief in this case expressing the views of the United States with respect to the litigation. The recommendation filed by the Solicitor General on December 9, 2020 was that our petition for review by the Supreme Court should not be granted. On January 11, 2021, the Supreme Court denied our petition to review our case. In the first quarter of 2021, FMC made a $20.5 million payment to the Tribes for attorney's fees and unpaid permit fees incurred from 2002 to 2014. There was no change to our existing reserves as a result of our denied petition.
In calculating the net present value of future annual permit fees, we used a discount rate of 1.45%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. The current estimate for expenditures in 2021 is $32.2 million. This includes the $20.5 million court judgement, $10.5 million of incurred past years' permit fees from 2015 through 2021, plus interest associated with these payments. Estimates for expenditures for 2022 and beyond are $1.5 million in annual fees payable each year thereafter. The expected aggregate undiscounted amount related to this matter is $104.5 million of which $82.6 million, on a discounted basis, has been recognized in environmental liabilities on the statements of financial position. The increase in our liability balance from 2019 is primarily due to the remeasurement of our discounted liability using the current U.S. Treasury bill rate.
Middleport
Our Middleport, NY facility is currently an Agricultural Solutions formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent ("1991 AOC") entered into with the EPA and New York State Department of Environmental Conservation ("NYSDEC", and collectively with EPA, the "Agencies") in 1991, which was replaced by a New Order on

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Consent and Administrative Settlement with the NYSDEC, effective June 6, 2019 ("2019 Order"). Like the 1991 AOC, the 2019 Order requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Measure Alternatives ("CMA") for discrete contaminated areas, known as "operable units" of which there are 11.
We have defined the nature and extent of the contamination in certain areas, have constructed an engineered cover, taken certain closure actions regarding RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. To date, we have evaluated and proposed CMAs for six of the 11 identified operable units.
Middleport Litigation
All pending litigation with respect to the Middleport site was settled and/or dismissed in 2019. The 2019 Order supplanted the need for a separate Hazardous Waste Management Permit ("Part 373 permit"), and as a result, the administrative action challenging the Part 373 Permit was dismissed. In connection with the settlement, FMC also dismissed its claims against the EPA that were pending appeal before the United States Court of Appeals for the Second Circuit. The terms of the 2019 Order are materially consistent with our established reserve for Middleport as of December 31, 2018 as a result of the 2019 Order.
Middleport Reserves
In the fourth quarter of 2018, we increased the reserve by $106.3 million, which included our best estimate for remediation costs for OUs 2,4 and 5 in line with the drafted settlement terms between FMC and NYSDEC. Of the $106.3 million reserve increase, $60.6 million related to our best estimate for remediation costs associated with the operable unit that comprises the southern portion of the tributary ("OU 6") plus the impact of inflation. The $60.6 million increase was in addition to a previously established reserve of $29.1 million related to this operable unit.
The remaining $45.7 million reserve increase related to costs associated with the implementation and completion of NYSDEC’s selected remedy for OUs 2,4, and 5. Prior to settlement discussions, our reserve balance for OUs 2,4, and 5 of $31.1 million included the estimated liability for clean-up to reflect the costs associated with our recommended CMAs. Our total reserve for all of Middleport is $142.7 million and $159.4 million at December 31, 2020 and 2019, respectively. FMC is in various stages of evaluating the remaining operable units.
In 2020 and 2019, the Middleport settlement resulted in cash outflows of $17.9 million and $22.2 million respectively. This settlement will result in cash outflows of approximately $20 million to $30 million for 2021 due to front loading of reimbursement in installments of past costs, and thereafter an amount not to exceed an average of $10 million per year until the remediation is complete.
Other Potentially Responsible Party ("PRP") Sites
We have been named a PRP at 29 sites on the federal government’s National Priorities List ("NPL"), at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 47 sites at which we have determined that it is probable that we have an environmental liability for which we have recorded an estimate of our potential liability in the consolidated financial statements. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study ("RI/FS"), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.
One site where FMC is listed as a PRP is the Portland Harbor Superfund Site ("Portland Harbor"), that includes the river and sediments of a 12 mile section of the lower reach of the Willamette River in Portland, Oregon that runs through an industrialized area. Portland Harbor is listed on the NPL. FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this business. Currently, FMC and approximately 70 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. FMC and several other parties have been sued by the Confederated Bands and Tribes of the Yakama Nation for reimbursement of cleanup costs and the costs of performing a natural damage assessment. Based on the information known to date, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to defend this matter.
On January 6, 2017, EPA issued its Record of Decision ("ROD") for the Portland Harbor Superfund Site. On December 30, 2019, FMC and EPA entered into an Administrative Settlement Agreement and Order on Consent to perform a remedial design for the area at and around FMC's former operations. The cost of developing a work plan for this remedial design and performing predesign investigation work is included in our reserves. Based on the current information available in the ROD as well as the large number of responsible parties for the Superfund Site, we are unable to develop a reasonable estimate of our

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

potential exposure for Portland Harbor at this time. Because of this uncertainty, we cannot say whether the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, adverse results in the outcome of the allocation could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

Note 13: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Domestic	$(36.5)	$(227.4)	$(234.9)
Foreign	766.3	882.4	843.3
Total	$729.8	$655.0	$608.4

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Current:
Federal	$24.9	$(12.0)	$25.1
Foreign	91.7	77.0	90.0
State	0.7	0.4	(0.4)
Total current	$117.3	$65.4	$114.7
Deferred:
Federal	$15.0	$(1.2)	$(4.4)
Foreign	7.7	42.7	(30.4)
State	10.9	4.6	(9.1)
Total deferred	$33.6	$46.1	$(43.9)
Total	$150.9	$111.5	$70.8

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2020	2019	2018
U.S. Federal statutory rate	$153.3	$137.5	$127.8
Impacts of Tax Cuts and Jobs Act Enactment (1)	—	—	7.8
Foreign earnings subject to different tax rates (2)	(127.6)	(137.7)	(154.9)
State and local income taxes, less federal income tax benefit	2.7	(2.9)	1.4
Research and development and miscellaneous tax credits	(6.2)	(3.8)	(3.7)
Tax on dividends, deemed dividends, and GILTI (3)	46.5	46.8	45.5
Changes to unrecognized tax benefits	5.8	(5.4)	2.7
Nondeductible expenses	5.5	3.5	12.4
Change in valuation allowance (4)	52.1	49.9	7.4
Exchange gains and losses (5)	(2.1)	(2.1)	5.7
Other	20.9	25.7	18.7
Total Tax Provision	$150.9	$111.5	$70.8
____________________
(1)    The tax impacts of the Tax Cuts and Jobs Act ("the Act") were completed in 2018 as permitted by Staff Accounting Bulletin 118.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(2)    A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Singapore, Hong Kong, and Switzerland), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions.
(3)    The years ended December 31, 2020, 2019 and 2018 includes tax expense of $40.7 million, $41.6 million and $43.8 million, respectively, associated with the global intangible low-taxed income (GILTI) provisions of the Act.
(4)    The year ended December 31, 2020 is primarily related to net operating losses with our Brazil operations. The year ended December 31, 2019 is primarily related to net operating losses with limited carryforward associated with our India operations.
(5)    Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2020	2019
Reserves for discontinued operations, environmental and restructuring	$161.7	$188.3
Accrued pension and other postretirement benefits	1.8	2.4
Capital loss, foreign tax and other credit carryforwards	5.5	7.5
Net operating loss carryforwards	311.4	227.0
Deferred expenditures capitalized for tax	39.6	18.7
Other	163.3	163.6
Deferred tax assets	$683.3	$607.5
Valuation allowance, net	(335.6)	(303.3)
Deferred tax assets, net of valuation allowance	$347.7	$304.2
Intangibles, Property, plant and equipment, and Investments, net	468.1	380.0
Deferred tax liabilities	$468.1	$380.0
Net deferred tax assets (liabilities)	$(120.4)	$(75.8)

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. GAAP accounting guidance requires companies to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a "more likely than not" standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As our business experiences changes in operating results across its geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded. We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.
At December 31, 2020, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $28.5 million (tax-effected) expiring in future tax years through 2040, foreign net operating loss carryforwards of $282.9 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $5.5 million expiring in various future years.
At December 31, 2020, our net valuation allowance was primarily comprised of balances within continuing operations locations of Brazil of $116.8 million, Luxembourg of $30.3 million, U.S. state of $40.8 million, Switzerland of $30.2 million and India of $15.5 million and within discontinued operations in Spain of $70.1 million. The valuation allowance balances at these locations are associated mainly with net operating losses, but in some cases relate to other additional deferred tax assets in the jurisdiction.
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
Uncertain Income Tax Positions

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2020, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2017 - 2020 and 2000 - 2020, respectively. Our significant foreign jurisdictions, which total 11, are open for examination and adjustment during varying periods from 2010 - 2020.
As of December 31, 2020, we had total unrecognized tax benefits of $76.2 million, of which $34.6 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2019, we had total unrecognized tax benefits of $68.2 million, of which $29.4 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, we recognized interest and penalties of $(1.5) million, $1.4 million, and $0.9 million, respectively, in the consolidated statements of income (loss). As of December 31, 2020 and 2019, we have accrued interest and penalties in the consolidated balance sheets of $13.9 million and $15.4 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $33.4 million to $53.1 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2020	2019	2018
Balance at beginning of year	$68.2	$79.1	$84.0
Increases related to positions taken in the current year	1.1	4.1	11.8
Increases and decreases related to positions taken in prior years	25.7	3.4	(1.8)
Decreases related to lapse of statutes of limitations	(18.8)	(13.0)	(13.5)
Settlements during the current year	—	(2.8)	(1.4)
Decreases for tax positions on dispositions	—	(2.6)	—
Balance at end of year (1)	$76.2	$68.2	$79.1
____________________
(1)    At December 31, 2020, 2019, and 2018 we recognized an offsetting non-current asset of $27.4 million, $34.0 million, and $45.3 million respectively, relating to the indirect income tax benefits associated with specific uncertain tax positions presented above.

Note 14: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2020	2019
Short-term foreign debt (1)	$98.4	$144.9
Commercial paper (2)	146.3	—
Total short-term debt	$244.7	$144.9
Current portion of long-term debt	93.6	82.8
Short-term debt and current portion of long-term debt	$338.3	$227.7
____________________
(1)    At December 31, 2020, the average effective interest rate on the borrowings was 13.2 percent.
(2)    At December 31, 2020, the average effective interest rate on the borrowings was 0.5 percent.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2020		December 31,
	Interest Rate Percentage	Maturity Date	2020	2019
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.2, respectively)	0.30% - 6.50%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discounts of $1.0 and $1.3, respectively)	3.20% - 4.50%	2022 - 2049	2,199.0	2,198.7
2017 Term Loan Facility	1.4%	2022	700.0	800.0
Revolving Credit Facility (1)	2.8%	2024	—	—
Foreign debt	0% - 6.1%	2021 - 2024	92.3	83.8
Debt issuance cost			(19.8)	(20.2)
Total long-term debt			$3,023.1	$3,113.9
Less: debt maturing within one year			93.6	82.8
Total long-term debt, less current portion			$2,929.5	$3,031.1
____________________
(1)Letters of credit outstanding under the Revolving Credit Facility totaled $214.1 million and available funds under this facility were $1,139.6 million at December 31, 2020.

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
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2020, are $93.6 million in 2021, $1,000.1 million in 2022, $0.2 million in 2023, $400.1 million in 2024, zero in 2025 and $1,550.0 million thereafter.
Covenants
Among other restrictions, the Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2020 was 2.9 which is below the maximum leverage of 4.25. As amended pursuant to the Revolving Credit Amendment and the Term Loan Amendment discussed above, the maximum leverage ratio has been increased to 4.25

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

through the period ending December 31, 2020. The maximum leverage ratio will step down to 4.0 for the quarter ending March 31, 2021 and then to 3.5 for future quarters. Our actual interest coverage for the four consecutive quarters ended December 31, 2020 was 8.3 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2020.
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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2020	2019
Discount rate qualified	2.49%	3.22%
Discount rate nonqualified plan	1.62%	2.74%
Discount rate other benefits	1.91%	2.89%
Rate of compensation increase	3.10%	3.10%

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2020	2019	2020	2019
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,379.1	$1,261.3	$15.8	$18.9
Service cost	4.4	4.2	—	—
Interest cost	36.7	47.6	0.4	0.6
Actuarial loss (gain) (2)	115.5	153.0	0.3	(2.2)
Plan participants’ contributions	—	—	0.5	0.4
Settlements	(1.5)	(3.5)	—	—
Benefits paid	(83.9)	(83.5)	(1.7)	(1.9)
Projected benefit obligation at December 31	$1,450.3	$1,379.1	$15.3	$15.8
Change in plan assets
Fair value of plan assets at January 1	$1,390.6	$1,269.7	$—	$—
Actual return on plan assets	176.5	196.2	—	—
Foreign currency exchange rate changes	—	(0.2)	—	—
Company contributions	2.9	11.9	1.2	1.5
Plan participants’ contributions	—	—	0.5	0.4
Settlements	(1.5)	(3.5)	—	—
Benefits paid	(83.9)	(83.5)	(1.7)	(1.9)
Fair value of plan assets at December 31	$1,484.6	$1,390.6	$—	$—
Funded Status
U.S. plans with assets	$69.5	$44.2	$—	$—
U.S. plans without assets	(23.9)	(22.4)	(15.3)	(15.8)
Non-U.S. plans with assets	(3.0)	(1.3)	—	—
All other plans	(8.3)	(9.0)	—	—
Net funded status of the plan (liability)	$34.3	$11.5	$(15.3)	$(15.8)
Amount recognized in the consolidated balance sheets:
Pension asset (3)	$69.5	$44.2	$—	$—
Accrued benefit liability (4)	(35.2)	(32.7)	(15.3)	(15.8)
Total	$34.3	$11.5	$(15.3)	$(15.8)
____________________
(1)     Refer to Note 11 for information on our discontinued postretirement benefit plans.
(2)    The actuarial loss in 2020 and 2019 was primarily driven by the change in discount rate on the U.S. qualified plan. Additionally, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations in both 2020 and 2019. Adoption of the most recent projection scale for each applicable year increased the U.S. defined benefit obligations by approximately $10 million and $13 million at December 31, 2020 and 2019, respectively.
(3)    Recorded as "Other assets including long-term receivables, net" on the consolidated balance sheets.
(4)    Recorded as "Accrued pension and other postretirement benefits, current" and "Accrued pension and other postretirement benefits, long-term" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2020	2019	2020	2019
Prior service (cost) credit	$(0.7)	$(0.9)	$—	$—
Net actuarial (loss) gain	(321.9)	(367.3)	4.2	5.5
Accumulated other comprehensive income (loss) – pretax	$(322.6)	$(368.2)	$4.2	$5.5
Accumulated other comprehensive income (loss) – net of tax (2)	(240.7)	(277.2)	2.7	3.7
____________________
(1)     Refer to Note 11 for information on our discontinued postretirement benefit plans.
(2)    Accumulated other comprehensive income (loss) - net of tax as of December 31, 2019 includes the reclassification of stranded income tax effects. See Note 2 for more information.

The accumulated benefit obligation for all pension plans was $1,435.9 million and $1,364.2 million at December 31, 2020 and 2019, respectively.

(in Millions)	December 31
Information for pension plans with projected benefit obligation in excess of plan assets	2020	2019
Projected benefit obligations	$42.9	$37.2
Accumulated benefit obligations	43.3	37.5
Fair value of plan assets	7.7	4.5

(in Millions)	December 31
Information for pension plans with accumulated benefit obligation in excess of plan assets	2020	2019
Projected benefit obligations	$42.9	$37.2
Accumulated benefit obligations	43.3	37.5
Fair value of plan assets	7.7	4.5

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2020	2019	2020	2019
Current year net actuarial loss (gain)	$(23.5)	$11.0	$0.4	$(2.3)
Amortization of net actuarial (loss) gain	(21.3)	(12.9)	0.9	1.0
Amortization of prior service (cost) credit	(0.2)	(0.2)	—	(0.1)
Settlement loss	(0.6)	(1.4)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(45.6)	$(3.5)	$1.3	$(1.4)
Total recognized in other comprehensive (income) loss, after taxes	(36.5)	(3.0)	1.0	(1.1)
____________________
(1)     Refer to Note 11 for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2020	2019	2018	2020	2019	2018
Discount rate	3.22%	4.36%	3.68%	2.89%	4.08%	3.41%
Expected return on plan assets	3.00%	4.25%	5.00%	—	—	—
Rate of compensation increase	3.10%	3.10%	3.10%	—	—	—
Components of net annual benefit cost:
Service cost	$4.4	$4.2	$6.3	$—	$—	$—
Interest cost	36.7	47.6	44.5	0.4	0.6	0.7
Expected return on plan assets	(37.1)	(53.4)	(63.0)	—	—	—
Amortization of prior service cost	0.2	0.2	0.4	—	0.1	(0.1)
Amortization of net actuarial and other (gain) loss	21.4	12.9	16.0	(0.9)	(1.0)	(0.5)
Recognized (gain) loss due to settlement	0.7	1.4	1.8	—	—	—
Net annual benefit cost (income)	$26.3	$12.9	$6.0	$(0.5)	$(0.3)	$0.1
___________________
(1)     Refer to Note 11 for information on our discontinued postretirement benefit plans.

For the year ended December 31, 2018 we recognized a $4.3 million loss due to curtailment and special termination benefits associated with the planned separation of FMC Lithium which was recorded within "Discontinued operations, net of income taxes" within the consolidated statements of income (loss).
Our U.S. qualified defined benefit pension plan ("U.S. Plan") holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 3.00 percent for the year ended December 31, 2020, 4.25 percent for the year ended December 31, 2019, and 5.0 percent for the year ended December 31, 2018 (except for the period between the November 1, 2018 remeasurement and December 31, 2018 during which it was 4.5 percent). The expected long-term rate of return on these plan assets decreased by 1.25 percent in 2020 compared to 2019 primarily due to falling yields on corporate bonds. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.1 percent, is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2020 by asset category is 100 percent fixed income investments.
Our U.S. Plan reached fully funded status during 2018. The primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited. The portfolio is comprised of 100 percent fixed income securities and cash. Investment performance and related risks are measured and monitored on an ongoing basis through monthly liability measurements, periodic asset liability studies, and quarterly investment portfolio reviews. The increase in our non-operating pension and post retirement charges (income) is attributable to the continued approach of using the smoothed market related value of assets (MRVA) as opposed to the actual fair value of plan assets in the determination of 2020 expense. This continued approach will create some volatility in our non-operating periodic pension cost since our qualified pension plan is 100 percent fixed income securities.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 19 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$24.7	$24.6	$0.1	$—
Fixed income investments:
Investment contracts	151.4	—	151.4	—
U.S. Government Securities	307.0	297.9	9.1	—
Mutual funds	70.5	70.5	—	—
Corporate debt instruments	931.0	—	931.0	—
Total assets	$1,484.6	$393.0	$1,091.6	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$19.8	$19.8	$—	$—
Fixed income investments:
Investment contracts	150.1	—	150.1	—
U.S. Government Securities	331.0	294.3	36.7	—
Mutual funds	65.2	65.2	—	—
Corporate debt instruments	824.5	—	824.5	—
Total assets	$1,390.6	$379.3	$1,011.3	$—

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2020	2019
U.S. qualified pension plan	$—	$7.0
U.S. nonqualified pension plan	2.9	4.9
Non-U.S. plans	0.5	—
Other postretirement benefits	1.2	1.5
Total	$4.6	$13.4
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

	Estimated Net Future Benefit Payments
(in Millions)	2021	2022	2023	2024	2025	2026 - 2030
Pension Benefits	$90.6	$87.9	$86.1	$86.6	$84.7	$404.6
Other Benefits	1.7	1.6	1.5	1.4	1.3	5.0
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to 5 percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of 5 percent of the

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

employee’s eligible compensation. Charges against income for all contributions were $16.6 million in 2020, $15.3 million in 2019, and $15.0 million in 2018.
Note 16: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the "Plan") provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the "Committee"), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 30.2 million of which approximately 3.2 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2020. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
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
At December 31, 2020 and 2019, there were restricted stock units representing an aggregate of 267,988 shares and 276,145 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2020	2019	2018
Stock option expense, net of taxes of $1.1, $1.5 and $1.3 (1)	$4.0	$5.7	$4.9
Restricted stock expense, net of taxes of $2.0, $2.2 and $2.3 (2)	7.4	8.2	8.4
Performance based expense, net of taxes of $0.9, $1.7 and $1.2	3.5	6.3	4.4
Total stock compensation expense, net of taxes of $4.0, $5.4 and $4.8 (3)	$14.9	$20.2	$17.7
____________________
(1)    We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.
(2)     We applied an estimated forfeiture rate of 2.0% of outstanding grants in the calculation of the expense.
(3)    This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss). Total stock compensation expense, net of tax, not included in the above table of $2.2 million, $0.1 million, and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in "Discontinued operations, net of income taxes" in the consolidated statements of income (loss).

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We received $24.7 million, $50.7 million and $10.7 million in cash related to stock option exercises for the years ended December 31, 2020, 2019 and 2018, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2020, 2019 and 2018 came from treasury shares.
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
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2020, 2019 and 2018 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The dividend yield assumption reflects anticipated dividends on our common stock. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2020	2019	2018
Expected dividend yield	1.91%	1.83%	0.77%
Expected volatility	26.60%	26.07%	26.85%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.19%	2.53%	2.79%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $20.28, $18.66 and $25.70 per share, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2020:

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2017 (920 shares exercisable and 1,452 shares expected to vest or be exercised)	2,435	6.3 years	$48.37	$112.7
Granted	250		85.19
Exercised	(260)		41.80	11.7
Forfeited	(61)		52.51
December 31, 2018 (1,044 shares exercisable and 1,287 shares expected to vest or be exercised)	2,364	6.0 years	$52.87	$52.5
Granted	380		75.76
Conversion impact from Livent spin (1)	210		53.09
Exercised	(1,414)		39.17	67.2
Forfeited	(36)		67.82
December 31, 2019 (628 shares exercisable and 835 shares expected to vest or be exercised)	1,504	6.5 years	$58.06	$62.8
Granted	302		92.24
Exercised	(549)		48.02	31.3
Forfeited	(22)		81.84
December 31, 2020 (388 shares exercisable and 818 shares expected to vest or be exercised)	1,235	7.0 years	$70.44	$54.9

____________________
(1)Awards converted as a result of March 1, 2019 Livent separation.

The number of stock options indicated in the above table as being exercisable as of December 31, 2020, had an intrinsic value of $26.2 million, a weighted-average remaining contractual term of 4.2 years, and a weighted-average exercise price of $47.56.
As of December 31, 2020, we had total remaining unrecognized compensation cost related to unvested stock options of $4.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.78 years.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2020:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value Per Share	Number of awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	489	$47.63	260	$53.36
Granted	137	84.94	133	88.65
Vested	(154)	55.14	(58)	81.15
Forfeited	(13)	65.39	—	—
Nonvested at December 31, 2018	459	$55.75	335	$56.42
Granted	108	76.22	106	83.89
Conversion impact from Livent spin (1)	(29)	67.46	(12)	84.58
Vested	(223)	37.54	(222)	42.18
Forfeited	(13)	69.69	(1)	78.92
Nonvested at December 31, 2019	302	$67.89	206	$72.06
Granted	92	91.83	111	108.74
Vested	(84)	50.14	(115)	58.37
Forfeited	(12)	77.42	—	—
Nonvested at December 31, 2020	298	$79.91	202	$88.48
____________________
(1)Awards transferred to Livent employees as a result of March 1, 2019 Livent separation.

As of December 31, 2020, we had total remaining unrecognized compensation cost related to unvested restricted awards of $11.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.83 years.

Note 17: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2017	185,983,792	51,653,236
Stock options and awards	—	(390,553)
Repurchases of common stock, net	—	2,439,495
December 31, 2018	185,983,792	53,702,178
Stock options and awards	—	(1,563,307)
Repurchases of common stock, net	—	4,720,627
December 31, 2019	185,983,792	56,859,498
Stock options and awards	—	(677,827)
Repurchases of common stock, net	—	448,538
December 31, 2020	185,983,792	56,630,209

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(6.2)	$5.2	$(239.3)	$(240.3)
2018 Activity
Other comprehensive income (loss) before reclassifications	$(95.3)	$13.7	$4.2	$(77.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7.7)	16.5	8.8

Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	$(15.2)	$(69.0)	$(6.5)	$(90.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.2)	9.9	1.7
Net current period other comprehensive income (loss)	$(15.2)	$(77.2)	$3.4	$(89.0)
Adoption of accounting standard (Note 2)	—	1.0	(54.1)	$(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	$101.7	$(2.5)	$18.9	$118.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.3)	16.0	11.7
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item in the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2020	2019	2018
Derivative instruments:
Foreign currency contracts	$24.6	$10.0	$18.9	Costs of sales and services
Foreign currency contracts	(19.3)	1.9	(8.0)	Selling, general and administrative expenses
Interest rate contracts	(2.7)	(0.7)	(0.4)	Interest expense
Total before tax	$2.6	$11.2	$10.5
	1.7	(3.0)	(2.8)	Provision for income taxes
Amount included in net income	$4.3	$8.2	$7.7

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.3)	$(0.3)	$(0.3)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(19.2)	(10.8)	(14.4)	Non-operating pension and postretirement charges (income)
Recognized loss due to settlement/curtailment	(0.7)	(1.4)	(6.1)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(20.2)	$(12.5)	$(20.8)
	4.2	2.6	4.3	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income	$(16.0)	$(9.9)	$(16.5)

Total reclassifications for the period	$(11.7)	$(1.7)	$(8.8)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

Transactions with Noncontrolling Interest
In July 2020, we purchased the remaining 49 percent ownership interest in our Indonesia joint venture, PT Bina Guna Kimia ("BGK"), for $7.4 million which increased our ownership from 51 percent to 100 percent.
As a result of the IPO and underwriters' exercise to purchase additional shares of common stock in the fourth quarter of 2018, our controlling interest in FMC Lithium was approximately 84 percent. On March 1, 2019, we completed the previously announced distribution of the remaining shares of common stock of Livent. See Note 1 for further information.
Dividends and Share Repurchases
On January 21, 2021, we paid dividends totaling $62.3 million to our shareholders of record as of December 31, 2020. This amount is included in "Accrued and other liabilities" on the consolidated balance sheets as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, we paid $228.5 million, $210.3 million and $89.2 million in dividends, respectively.
In 2020, 0.4 million shares were repurchased under the publicly announced repurchase program. At December 31, 2020, approximately $550 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 18: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2020, 2019 and 2018 there were 0.2 million, 0.3 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2020	2019	2018
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$579.8	$540.7	$531.4
Discontinued operations, net of income taxes	(28.3)	(63.3)	(29.3)
Net income (loss) attributable to FMC stockholders	$551.5	$477.4	$502.1
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.4)	(1.5)	(2.4)
Net income (loss) allocable to common stockholders	$550.1	$475.9	$499.7

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.46	$4.12	$3.94
Discontinued operations	(0.22)	(0.48)	(0.22)
Net income (loss)	$4.24	$3.64	$3.72

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.44	$4.10	$3.91
Discontinued operations	(0.22)	(0.48)	(0.22)
Net income (loss)	$4.22	$3.62	$3.69

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	129,701	130,761	134,406
Weighted average additional shares assuming conversion of potential common shares	883	1,241	1,473
Shares – diluted basis	130,584	132,002	135,879

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts, commodity forward and option contracts, and interest rate contracts are included in the tables within this Note. The estimated fair value of debt is $3,640.0 million and $3,393.8 million and the carrying amount is $3,267.8 million and $3,258.8 million as of December 31, 2020 and 2019, respectively.
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
Interest Rate Risk

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
As of December 31, 2020, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $18.3 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2021. At December 31, 2020, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,881 million.
As of December 31, 2020, we had open interest rate contracts in AOCI in a net after-tax loss position of $0.7 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At December 31, 2020 we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100 million.
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
As of December 31, 2020, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2020, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $18.3 million of net after-tax losses, representing open foreign currency exchange contracts will be realized in earnings during the twelve months ending December 31, 2021 if spot rates in the future are consistent with forward rates as of December 31, 2020. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the "Costs of sales and services" line in the consolidated statements of income (loss).

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,026 million at December 31, 2020.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$19.4	$1.9	$21.3	$(21.1)	$0.2
Interest rate contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	$19.5	$1.9	$21.4	$(21.1)	$0.3

Foreign exchange contracts	$(42.7)	$(3.1)	$(45.8)	$21.1	$(24.7)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(43.6)	$(3.1)	$(46.7)	$21.1	$(25.6)

Net derivative assets (liabilities)	$(24.1)	$(1.2)	$(25.3)	$—	$(25.3)

	December 31, 2019
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$8.0	$0.3	$8.3	$(8.1)	$0.2
Total derivative assets (1)	$8.0	$0.3	$8.3	$(8.1)	$0.2

Foreign exchange contracts	$(12.1)	$(4.2)	$(16.3)	$8.1	$(8.2)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(13.0)	$(4.2)	$(17.2)	$8.1	$(9.1)

Net derivative assets (liabilities)	$(5.0)	$(3.9)	$(8.9)	$—	$(8.9)
____________________
(1)    Net balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments:

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Interest rate	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$4.4	$0.8	$5.2
2018 Activity
Unrealized hedging gains (losses) and other, net of tax	$14.2	$(0.5)	$13.7
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.2)	0.5	(7.7)
Total derivative instrument impact on comprehensive income, net of tax	$6.0	$—	$6.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$10.4	$0.8	$11.2
2019 Activity
Unrealized hedging gains (losses) and other, net of tax	$(3.1)	$(65.9)	$(69.0)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.7)	0.5	(8.2)
Total derivative instrument impact on comprehensive income, net of tax	$(11.8)	$(65.4)	$(77.2)

Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(1.4)	$(64.6)	$(66.0)
2020 Activity
Unrealized hedging gains (losses) and other, net of tax	$(3.8)	$1.3	$(2.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(6.4)	2.1	(4.3)
Total derivative instrument impact on comprehensive income, net of tax	$(10.2)	$3.4	$(6.8)

Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$(11.6)	$(61.2)	$(72.8)
____________________
(1)Amounts are included in "Costs of sales and services", "Selling, general and administrative expenses", and "Interest expense" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Year Ended December 31,
(in Millions)	2020	2019	2018
Foreign exchange contracts	$(62.9)	$(26.7)	$(10.9)
Total	$(62.9)	$(26.7)	$(10.9)
____________________
(1)    Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. These amounts are included in "Costs of sales and services" on the consolidated statements of income (loss).

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets:

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	0.1	—	0.1	—
Other (2)	24.1	24.1	—	—
Total Assets	$24.4	$24.1	$0.3	$—

Liabilities
Derivatives – Foreign exchange (1)	$24.7	$—	$24.7	$—
Derivatives - Interest Rate (1)	0.9	—	0.9	—
Other (3)	35.2	35.2	—	—
Total Liabilities	$60.8	$35.2	$25.6	$—

(in Millions)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Other (2)	20.2	20.2	—	—
Total Assets	$20.4	$20.2	$0.2	$—

Liabilities
Derivatives – Foreign exchange (1)	$8.2	$—	$8.2	$—
Derivatives - Interest Rate (1)	0.9	—	0.9	—
Other (3)	32.8	29.7	3.1	—
Total Liabilities	$41.9	$29.7	$12.2	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.
(2)Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in "Other assets including long-term receivables, net" in the consolidated balance sheets.
(3)Primarily consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in "Other long-term liabilities" in the consolidated balance sheets.

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2018. There were no non-recurring fair value measurements in the consolidated balance sheets during the years ended December 31, 2020 and 2019.

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
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2020. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$140.6
Other debt guarantees (2)	—
Total	$140.6
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. The short-term amount is recorded as "Guarantees of vendor financing" on the consolidated balance sheets.
(2)These guarantees represent support provided to third-party banks for credit extended to various customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. In the past, the fair value of these guarantees has been immaterial and the majority of these guarantees have had an expiration date of less than one year.

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

Commitments
Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $825 million. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Contingencies
Livent Corporation class action. On May 13, 2019, purported stockholders of our former subsidiary Livent Corporation ("Livent") filed a putative class action complaint in the Pennsylvania Court of Common Pleas, Philadelphia County, in connection with Livent’s October 2018 initial public offering (the "Livent IPO"). The complaint in this case, Plymouth County Retirement Association v. Livent Corp., et al., named as defendants Livent, certain of its current and former executives and directors, FMC Corporation, and underwriters involved in the Livent IPO ("Defendants"). The complaint alleges generally that the offering documents for the Livent IPO failed to adequately disclose certain information related to Livent’s business and prospects. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. On July 2, 2019, Defendants moved to stay the Plymouth County action, in favor of two similar putative class actions relating to the Livent IPO, in which FMC had not been named as a Defendant, which are pending in the United States District Court of the Eastern District of Pennsylvania. On July 18, 2019, a separate state action was filed against the same Defendants in the Pennsylvania Court of Common Pleas, Philadelphia County, Bizzaria v. Livent Corp., et al. On July 26, 2019, Plymouth County filed an amended complaint in its state court case. On September 23, 2019, the actions were consolidated under the caption In re Livent Corporation Securities Litigation, No. 190501229. On October 11, 2019, Defendants filed preliminary objections seeking to dismiss the case in its entirety. On October 22, 2019, the Court denied Defendants’ motion to stay the case, but granted a separate motion of the Defendants to stay all discovery. On June 29, 2020 the court overruled the preliminary objections filed by the Defendants and on July 29, 2020, Defendants filed a motion seeking permission to appeal the state court's order.
Separately, on October 18, 2019, purported stockholders of Livent amended a putative class action complaint filed in the U.S. District Court for the Eastern District of Pennsylvania, to add FMC Corporation as a defendant. The operative complaint in that case, Bisser Nikolov v. Livent Corp., et al. makes similar substantive allegations as the state court case, including alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Livent common stock pursuant and/or traceable to the Livent IPO offering documents. Pursuant to a stipulated scheduling order, Defendants filed a motion to dismiss the Nikolov case on November 18, 2019. Plaintiffs filed their opposition to the motion to dismiss on December 30, 2019. On July 2, 2020, the federal court granted the Defendants' motion to dismiss and dismissed the federal complaint in its entirety. On July 31, 2020, Plaintiffs filed a notice of appeal.
On October 28, 2020, Defendants entered into a stipulation of settlement with the state court plaintiffs in which Livent, on behalf of the Defendants, will pay $7.4 million to resolve all claims related to the IPO. On October 29, 2020, the state court plaintiffs filed a motion seeking preliminary approval of the settlement. The court entered a preliminary approval order and the final hearing is scheduled for April 15, 2021. If approved, the settlement would resolve all pending litigation relating to the IPO, including the claims in both the state and federal actions. All deadlines in the state and federal actions are currently stayed in light of the settlement. There is no financial impact to FMC as a result of the settlement. Livent has agreed to defend and indemnify FMC with regard to these cases. FMC is cooperating with Livent and other Defendants to defend the litigation.
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, FMC Foret SA ("Foret"). Foret executed a Settlement Agreement on December 14, 2020 wherein it agreed to pay a confidential settlement amount to the plaintiffs on December 17, 2020. The case was withdrawn on December 18, 2020.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

pattern, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.
Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments or obligations incident to the ordinary course of business. In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters and labor cases related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $4.1 million and $4.9 million as of December 31, 2020 and 2019, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $80 million at December 31, 2020. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil. Regarding other contingencies arising from operations, some of these contingencies are known - for example pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge. Some contingencies are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of our known contingencies, including the matters described in this Note, will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
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

For revenue by major geographical region, refer to Note 3. The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2020	2019
Long-lived assets (1)
North America (2)	$1,230.2	$1,190.7
Latin America	792.7	837.0
Europe, Middle East, and Africa (2)	1,513.9	1,448.0
Asia (2)	2,044.4	2,064.8
Total	$5,581.2	$5,540.5

____________________
(1)Geographic long-lived assets exclude long-term deferred income taxes and assets of discontinued operations on the consolidated balance sheets.
(2)The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2020 and 2019 are Singapore, which totaled $1,582.5 million and $1,547.0 million, the U.S., which totaled $1,221.3 million and $1,177.7 million and Denmark, which totaled $1,104.6 million and $1,045.3 million, respectively.

Note 22: Supplemental Information

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables present details of prepaid and other current assets, other assets including long-term receivables, net, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2020	2019
Prepaid and other current assets
Prepaid insurance	$11.1	$8.2
Tax related items including value added tax receivables	197.7	229.2
Refund asset (1)	28.4	37.7
Environmental obligation recoveries (Note 12)	0.8	12.3
Derivative assets (Note 19)	0.3	0.2
Acquisition related items	3.0	3.0
Other prepaid and current assets	139.5	196.9
Total	$380.8	$487.5

(in Millions)	December 31,
	2020	2019
Other assets including long-term receivables, net
Non-current receivables (Note 10)	$103.5	$123.1
Advance to contract manufacturers	122.2	116.3
Capitalized software, net	158.0	117.0
Environmental obligation recoveries (Note 12)	3.6	15.0
Income taxes indirect benefits	37.9	32.7
Operating lease ROU asset (Note 4)	147.3	164.7
Deferred compensation arrangements (Note 19)	24.1	20.2
Pension and other postretirement benefits (Note 15)	69.5	44.2
Other long-term assets	46.2	52.1
Total	$712.3	$685.3
____________________
(1)    In accordance with revenue standard requirements, a sales return liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding refund asset to recover the product from the customer.

(in Millions)	December 31,
	2020	2019
Accrued and other liabilities
Restructuring reserves (Note 9)	$11.9	$8.1
Dividend payable (Note 17)	62.3	57.0
Accrued payroll	87.0	101.2
Environmental reserves, current, net of recoveries (Note 12)	120.9	115.3
Derivative liabilities (Note 19)	24.8	8.9
Furadan® product exit asset retirement obligations	10.0	33.0
Unfavorable contracts (1)	105.8	109.2
Operating lease current liabilities (Note 4)	25.6	31.5
Other accrued and other liabilities (2)	226.4	216.4
Total	$674.7	$680.6

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2020	2019
Other long-term liabilities
Restructuring reserves (Note 9)	$4.5	$6.5
Asset retirement obligations, long-term (Note 1)	20.7	2.7
Transition tax related to Tax Cuts and Jobs Act (3)	107.8	123.6
Contingencies related to uncertain tax positions (Note 13)	83.1	71.4
Deferred compensation arrangements (Note 19)	35.2	29.7
Derivative liabilities (Note 19)	0.8	0.2
Self-insurance reserves (primarily workers' compensation)	1.9	1.8
Lease obligations (Note 4)	151.1	163.2
Reserve for discontinued operations (Note 11)	76.6	71.9
Unfavorable contracts (1)	89.4	206.0
Other long-term liabilities	32.7	31.4
Total	$603.8	$708.4
____________________
(1)    Primarily represents the technical insecticide product supply agreements with DuPont for use in their retained seed treatment business. Refer to Note 5 for more details.
(2)    Other accrued and other liabilities includes the gross up of the estimated sales returns as part of our adoption of ASC 606. The impact of the adoption impacted accrued and other liabilities by $28.4 million and $37.7 million, respectively.
(3)    Represents noncurrent portion of overall transition tax to be paid over the next five years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 23: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2020				2019
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$1,250.0	$1,155.3	$1,084.6	$1,152.2	$1,192.1	$1,206.1	$1,014.3	$1,197.3
Gross margin	561.5	522.7	466.4	501.4	544.7	550.5	432.4	556.0
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	291.4	267.9	196.0	146.9	281.8	267.8	159.9	112.1
Income (loss) from continuing operations	213.7	195.8	130.5	38.9	207.6	194.4	110.8	30.7
Discontinued operations, net of income taxes	(7.5)	(10.8)	(18.4)	8.4	9.6	(18.1)	(21.3)	(33.5)
Net income (loss)	$206.2	$185.0	$112.1	$47.3	$217.2	$176.3	$89.5	$(2.8)
Less: Net income (loss) attributable to noncontrolling interests	—	0.6	0.7	(2.2)	1.5	1.8	(0.9)	0.4
Net income (loss) attributable to FMC stockholders	$206.2	$184.4	$111.4	$49.5	$215.7	$174.5	$90.4	$(3.2)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$213.7	$195.2	$129.8	$41.1	$206.1	$192.6	$111.7	$30.3
Discontinued operations, net of income taxes	(7.5)	(10.8)	(18.4)	8.4	9.6	(18.1)	(21.3)	(33.5)
Net income (loss)	$206.2	$184.4	$111.4	$49.5	$215.7	$174.5	$90.4	$(3.2)
Basic earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.65	$1.50	$1.00	$0.32	$1.56	$1.46	$0.85	$0.23
Discontinued operations	(0.06)	(0.08)	(0.14)	0.06	0.07	(0.14)	(0.16)	(0.25)
Basic net income (loss) per common share	$1.59	$1.42	$0.86	$0.38	$1.63	$1.32	$0.69	$(0.02)
Diluted earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.64	$1.49	$0.99	$0.32	$1.55	$1.46	$0.85	$0.23
Discontinued operations	(0.06)	(0.08)	(0.14)	0.06	0.07	(0.14)	(0.16)	(0.25)
Diluted net income (loss) per common share	$1.58	$1.41	$0.85	$0.38	$1.62	$1.32	$0.69	$(0.02)
Weighted average shares outstanding:
Basic	129.5	129.7	129.9	129.8	131.9	131.1	130.4	129.7
Diluted	130.5	130.6	130.8	130.7	133.2	132.3	131.6	130.9
____________________
(1)The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s collectability determination process, including controls over the identification of at-risk trade receivables and long-term receivables balances and related estimate of probable losses associated with such balances. We inspected underlying documentation for collateral arrangements, legal disputes, and historical trends and analysis performed by the Company for historical collection results. The Company’s assumptions underlying the collectability of trade receivables and long-term receivables were tested by evaluating:
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
Evaluation of unrecognized tax benefits
As discussed in Note 13, the Company has $76.2 million of unrecognized tax benefits as of December 31, 2020. The Company recognizes the largest amount of tax benefit that it believes is more than 50 percent likely to be sustained. A significant amount of the Company’s earnings are generated by certain foreign subsidiaries whose earnings are taxed at lower rates than the United States federal statutory rate.
We identified the evaluation of the Company’s unrecognized tax benefits related to the earnings of certain foreign subsidiaries as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law, the transfer pricing structure, and its analysis of the recognition of its tax benefits.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the unrecognized tax benefits process, including controls related to the transfer pricing structure which affects the determination of earnings of certain foreign subsidiaries. We also involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:
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
February 25, 2021

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2020, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2021

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Provision (Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries, write-offs and other (1)	Balance, End of Year
December 31, 2020
Reserve for doubtful accounts (2)	$87.4	4.7	—	(39.5)	$52.6
Deferred tax valuation allowance	303.3	34.0	(1.7)	—	335.6
December 31, 2019
Reserve for doubtful accounts (2)	$82.9	21.2	—	(16.7)	$87.4
Deferred tax valuation allowance	261.4	42.2	(0.3)	—	303.3
December 31, 2018
Reserve for doubtful accounts (2)(3)	$85.7	71.4	—	(74.2)	$82.9
Deferred tax valuation allowance	272.0	(8.8)	(1.8)	—	261.4
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

(b) Change in Internal Controls. During the fourth quarter of 2020, we completed the final phase of our ERP implementation by migrating the remaining legacy entities to the new system. As a result, we have implemented updates and changes to our current processes and related control activities and have evaluated the operating effectiveness of related key controls.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2021 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee" in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy" in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled "VI. Executive Compensation" with respect to executive compensation, in the section titled "IV. Information About the Board of Directors and Corporate Governance—Director Compensation" and "—Corporate Governance—Compensation and Organization Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled "V. Security Ownership of FMC Corporation" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2020. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

(Shares in thousands)	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,003	$70.44	3,200
____________________
(1)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $70.44 and the weighted-average term-to-expiration is 7.0 years.
(2)Includes 1,235 thousand stock options and 500 thousand restricted stock awards granted to employees and 268 thousand restricted stock units held by directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors and related party transactions under the caption "IV. Information About the Board of Directors and Corporate Governance—Committees and Independence of Directors," and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy," is incorporated herein by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the Proxy Statement in the section titled "II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm" is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2020, 2019, and 2018	111
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

*4.6	Description of Capital Stock (Exhibit 4.6 to the Annual Report on Form 10-K filed on February 28, 2020)

(10)	Material contracts

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
Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2019)

*10.1d
Amendment No. 1, dated as of April 22, 2020, to the Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2020)

*10.1e
Amendment No. 2, dated as of April 22, 2020, to the Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.2 to the Current Report on Form 8-K filed on April 22, 2020)

†10.2	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective April 27, 2021

†*10.2.a	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant (Exhibit 10.3.A. to the Quarterly Report on Form 10-Q filed on May 6, 2020)

†*10.2.b	Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant (Exhibit 10.3.B. to the Quarterly Report on Form 10-Q filed on May 6, 2020)

†*10.3	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to the Annual Report on Form 10-K filed on February 23, 2009)

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
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Relative Total Shareholder Return Metric) (Exhibit 10.8e to the Quarterly Report on Form 10-Q filed on May 8, 2019)

†*10.7f
Form of Performance-Based Restricted Stock Unit Award Agreement Pursuant to FMC Corporation Incentive Compensation and Stock Plan (Operating Cash Flow Metric) (Exhibit 10.7f to the Annual Report on Form 10-K
 filed on February 28, 2020)

†*10.8	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.9	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†10.10	Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Mark Douglas

*10.11
Separation and Distribution Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.1 to the Current Report on Form 8-K of Livent Corporation, filed on October 15, 2018, SEC File No. 1-38694) (the "Livent October 2018 Form 8-K")

*10.12	Transition Services Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.2 to the Livent October 2018 Form 8-K)

*10.13	Shareholders' Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.3 to the Livent October 2018 Form 8-K)

*10.14	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to the Livent October 2018 Form 8-K)

*10.15	Registration Rights Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.5 to the Livent October 2018 Form 8-K)

†10.16	Amended and Restated Employee Matters Agreement, dated as of February 4, 2019, by and between Livent Corporation and FMC Corporation

*10.17	Trademark License Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.7 to the Livent October 2018 Form 8-K)

†10.18	Executive Severance Agreement, dated May 15, 2018, between FMC Corporation and Andrew D. Sandifer

†10.19	Executive Severance Agreement, dated April 1, 2019, between FMC Corporation and Michael Reilly

†*10.20	Letter Agreement dated April 27, 2020 between FMC Corporation and Pierre Brondeau (Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2020)

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File
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
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ ANDREW D. SANDIFER Andrew D. Sandifer	Executive Vice President and Chief Financial Officer	February 25, 2021

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Chief Accounting Officer, and Corporate Controller	February 25, 2021

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Executive Chairman	February 25, 2021

/S/ MARK A. DOUGLAS Mark A. Douglas	President, Chief Executive Officer, and Director	February 25, 2021

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 25, 2021

/S/ CAROL ANTHONY ("JOHN") DAVIDSON Carol Anthony ("John") Davidson	Director	February 25, 2021

/S/ C. SCOTT GREER C. Scott Greer	Director	February 25, 2021

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 25, 2021

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 25, 2021

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 25, 2021

/S/ MARGARETH ØVRUM Margareth Øvrum	Director	February 25, 2021

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 25, 2021

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 25, 2021