Form 10-Q
period 2021-03-31
FMC CORP
filed 2021-05-06
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of March 31, 2021, there were 128,876,577 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$1,195.6	$1,250.0
Costs and Expenses
Costs of sales and services	683.2	688.5
Gross margin	$512.4	$561.5
Selling, general and administrative expenses	174.5	189.4
Research and development expenses	74.0	67.3
Restructuring and other charges (income)	3.2	13.4
Total costs and expenses	$934.9	$958.6
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$260.7	$291.4
Non-operating pension and postretirement charges (income)	4.8	2.2
Interest expense, net	32.4	40.8
Income (loss) from continuing operations before income taxes	$223.5	$248.4
Provision (benefit) for income taxes	32.2	34.7
Income (loss) from continuing operations	$191.3	$213.7
Discontinued operations, net of income taxes	(8.1)	(7.5)
Net income (loss)	$183.2	$206.2
Less: Net income (loss) attributable to noncontrolling interests	0.6	—
Net income (loss) attributable to FMC stockholders	$182.6	$206.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$190.7	$213.7
Discontinued operations, net of income taxes	(8.1)	(7.5)
Net income (loss) attributable to FMC stockholders	$182.6	$206.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.47	$1.65
Discontinued operations	(0.06)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.41	$1.59
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.46	$1.64
Discontinued operations	(0.06)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.40	$1.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Net income (loss)	$183.2	$206.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(49.8)	$(35.4)
Total foreign currency translation adjustments (1)	$(49.8)	$(35.4)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $4.0 and $12.0 for the three months ended March 31, 2021 and 2020, respectively	$40.5	$27.5
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $0.8 and $(2.8) for the three months ended March 31, 2021 and 2020, respectively (2)	4.1	(10.3)
Total derivative instruments, net of tax expense (benefit) of $4.8 and $9.2 for the three months ended March 31, 2021 and 2020, respectively	$44.6	$17.2

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three months ended March 31, 2021 and 2020, respectively	$(0.1)	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $1.1 and $0.5 for the three months ended March 31, 2021 and 2020, respectively (2)	4.4	1.6
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.1 and $0.5 for the three months ended March 31, 2021 and 2020, respectively	$4.3	$1.6

Other comprehensive income (loss), net of tax	$(0.9)	$(16.6)
Comprehensive income (loss)	$182.3	$189.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.3	(1.8)
Comprehensive income (loss) attributable to FMC stockholders	$182.0	$191.4
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$416.7	$568.9
Trade receivables, net of allowance of $31.6 in 2021 and $27.9 in 2020	2,532.8	2,330.3
Inventories	1,254.7	1,095.6
Prepaid and other current assets	462.9	380.8
Total current assets	$4,667.1	$4,375.6
Investments	3.9	3.1
Property, plant and equipment, net	764.2	771.7
Goodwill	1,466.4	1,468.9
Other intangibles, net	2,583.5	2,625.2
Other assets including long-term receivables, net	712.8	712.3
Deferred income taxes	225.4	229.6
Total assets	$10,423.3	$10,186.4
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$974.4	$338.3
Accounts payable, trade and other	1,074.4	946.7
Advance payments from customers	12.0	347.1
Accrued and other liabilities	601.0	674.7
Accrued customer rebates	455.4	295.2
Guarantees of vendor financing	166.6	140.6
Accrued pension and other postretirement benefits, current	4.2	4.2
Income taxes	92.1	82.2
Total current liabilities	$3,380.1	$2,829.0
Long-term debt, less current portion	2,631.4	2,929.5
Accrued pension and other postretirement benefits, long-term	45.2	46.4
Environmental liabilities, continuing and discontinued	421.9	443.5
Deferred income taxes	345.1	350.0
Other long-term liabilities	568.3	603.8
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2021 or 2020	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2021 and 2020	18.6	18.6
Capital in excess of par value of common stock	865.4	860.2
Retained earnings	4,627.0	4,506.4
Accumulated other comprehensive income (loss)	(282.8)	(282.2)
Treasury stock, common, at cost - 2021: 57,107,215 shares, 2020: 56,630,209 shares	(2,219.6)	(2,141.2)
Total FMC stockholders’ equity	$3,008.6	$2,961.8
Noncontrolling interests	22.7	22.4
Total equity	$3,031.3	$2,984.2
Total liabilities and equity	$10,423.3	$10,186.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$183.2	$206.2
Discontinued operations, net of income taxes	8.1	7.5
Income (loss) from continuing operations	$191.3	$213.7
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$42.6	$39.1
Restructuring and other charges (income)	3.2	13.4
Deferred income taxes	(0.2)	14.4
Pension and other postretirement benefits	6.2	3.2
Share-based compensation	5.4	7.4
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(216.6)	(283.8)
Guarantees of vendor financing	26.0	(11.4)
Advance payments from customers	(334.9)	(279.6)
Accrued customer rebates	157.9	102.2
Inventories	(166.8)	(63.3)
Accounts payable, trade and other	125.1	(68.1)
Income taxes	(7.1)	10.5
Pension and other postretirement benefit contributions	(1.2)	(1.2)
Environmental spending, continuing, net of recoveries	(27.4)	16.3
Restructuring and other spending	(7.0)	(1.9)
Transaction and integration costs	(4.5)	(22.5)
Change in other operating assets and liabilities, net (1)	(86.1)	2.7
Cash provided (required) by operating activities of continuing operations	$(294.1)	$(308.9)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(5.1)	$(10.8)
Other discontinued spending	(3.8)	(8.6)
Cash provided (required) by operating activities of discontinued operations	$(8.9)	$(19.4)
____________________
(1)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(25.0)	$(15.5)
Investment in Enterprise Resource Planning system	(12.2)	(18.6)
Other investing activities	(13.9)	(9.1)
Cash provided (required) by investing activities of continuing operations	$(51.1)	$(43.2)
Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	$—	$500.0
Increase (decrease) in short-term debt	$346.5	$30.7
Repayments of long-term debt	(1.0)	(0.7)
Issuances of common stock, net	4.2	9.2
Dividends paid (2)	(62.3)	(57.0)
Repurchases of common stock under publicly announced program	(75.0)	—
Other repurchases of common stock	(7.7)	(7.4)
Cash provided (required) by financing activities of continuing operations	$204.7	$474.8
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(6.2)
Increase (decrease) in cash and cash equivalents	$(152.2)	$97.1

Cash and cash equivalents, beginning of period	$568.9	$339.1
Cash and cash equivalents, end of period	$416.7	$436.2
____________________
(2)    See Note 15 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $25.1 million and $32.1 million, and income taxes paid, net of refunds were $24.5 million and $29.0 million for the three months ended March 31, 2021 and 2020, respectively. Non-cash additions to property, plant and equipment and other assets were $8.7 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Net income (loss)	—	—	182.6	—	—	0.6	183.2
Stock compensation plans	—	5.2	—	—	4.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.6	—	—	44.6
Foreign currency translation adjustments (1)	—	—	—	(49.5)	—	(0.3)	(49.8)
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(82.7)	—	(82.7)
Balance at March 31, 2021	$18.6	$865.4	$4,627.0	$(282.8)	$(2,219.6)	$22.7	$3,031.3
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Net income (loss)	—	—	206.2	—	—	—	206.2
Stock compensation plans	—	10.5	—	—	6.0	—	16.5
Shares for benefit plan trust	—	—	—	—	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.6	—	—	1.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	17.2	—	—	17.2
Foreign currency translation adjustments (1)	—	—	—	(33.6)	—	(1.8)	(35.4)
Dividends ($0.44 per share)	—	—	(57.1)	—	—	—	(57.1)
Repurchases of common stock	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2020	$18.6	$840.2	$4,337.9	$(426.8)	$(2,094.5)	$27.3	$2,702.7
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2021 and 2020, cash flows for the three months ended March 31, 2021 and 2020, changes in equity for the three months ended March 31, 2021 and 2020, and our financial positions as of March 31, 2021 and December 31, 2020. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020, condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and condensed consolidated statements of changes in equity for the three months ended March 31, 2021 and 2020 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 (the "2020 Form 10-K").
Certain prior year amounts have been reclassified to conform to current year's presentation.
Given the COVID-19 pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID-19. As an agriculture sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our facilities are operational. The extent to which COVID-19 will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of the reference rate. The new standard is currently effective and upon adoption may be applied prospectively through December 31, 2022. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships, but do not believe it will have a material impact on our consolidated financial statements.

Recently adopted accounting guidance
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and simplification in several other areas. The new standard became effective for fiscal years beginning after December 15, 2020 (i.e., a January 1, 2021 effective date). There was no material impact to our consolidated financial statements upon adoption.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. We are adding plant health to the below table which includes biological products, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three months ended March 31, 2021 and 2020.

The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2021	2020
North America	$301.0	$327.6
Latin America	203.2	259.2
Europe, Middle East & Africa (EMEA)	399.4	415.3
Asia	292.0	247.9
Total Revenue	$1,195.6	$1,250.0

The following table provides information about disaggregated revenue by product category:

	Three Months Ended March 31,
(in Millions)	2021	2020
Insecticides	$687.0	$720.4
Herbicides	361.7	367.2
Fungicides	90.5	83.3
Plant Health	50.2	46.4
Other	6.2	32.7
Total Revenue	$1,195.6	$1,250.0

We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment, which we group as plant health. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The majority of our product lines consist of insecticides and herbicides, with a smaller portfolio of fungicides mainly used in high value crop segments. We are investing in plant health which includes our growing biological products. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as smaller classes of pesticides, growth promoters, and other miscellaneous revenue sources.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2020	Balance as of March 31, 2021	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,433.8	$2,631.1	$197.3
Contract liabilities: Advance Payments from customers	347.1	12.0	(335.1)

The amount of revenue recognized in the three months ended March 31, 2021 that was included in the opening contract liability balance is $335.1 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2021. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under "Advance Payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $347.1 million as of December 31, 2020 and $12.0 million as of March 31, 2021.

Note 4: Leases
We lease office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from one to 20 years, with some leases having terms greater than 20 years. Our lease portfolio includes agreements with renewal options, purchase options and clauses for early termination based on the terms specific to the agreement.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Operating leases relate to office spaces, IT equipment, transportation equipment, machinery equipment, furniture and fixtures, and plant and facilities under non-cancellable lease agreements. Leases primarily have fixed rental periods, with many of the real estate leases requiring additional payments for property taxes and occupancy-related costs. Leases for real estate typically have initial terms ranging from one to 20 years, with some leases having terms greater than 20 years. Leases for non-real estate (transportation, IT) typically have initial terms ranging from one to 10 years. We have elected not to record short-term leases on the balance sheet whose term is 12 months or less and does not include a purchase option or extension that is reasonably certain to be exercised.
We rent or sublease a small number of assets including equipment and office space to third party companies. These third-party arrangements include a small number of TSA arrangements from recent acquisitions. We also sublease a floor of our Corporate headquarters to our former subsidiary, Livent Corporation. Rental income from all subleases is not material to our business.
The ROU asset and lease liability balances as of March 31, 2021 and December 31, 2020 were as follows:

(in Millions)	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$141.5	$147.3
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$25.0	$25.6
Operating lease noncurrent liabilities	Other long-term liabilities	145.0	151.1

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2021	2020
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.6	$10.0
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.2	1.4
Total lease cost		$9.8	$11.4

March 31, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.4
Weighted-average discount rate	4.2%

	Three Months Ended March 31,
(in Millions)	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.9)	$(10.1)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2.7	$0.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2021 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2021 (excluding the three months ending March 31, 2021)	$23.6
2022	27.3
2023	21.6
2024	17.7
2025	16.8
Thereafter	102.8
Total undiscounted lease payments	$209.8
Less: Present value adjustment	(39.8)
Present value of lease liabilities	$170.0

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
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three months ended March 31, 2021 and 2020 was approximately $25 million and $31 million, respectively.
Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred significant costs associated with integrating the DuPont Crop Protection Business, which included planning for the exit of the transitional service agreement ("TSA") as well as the implementation of a new worldwide Enterprise Resource Planning ("ERP") system as a result of the TSA exit, the majority of which were capitalized in accordance with the relevant accounting literature.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table summarizes the costs incurred associated with these activities.

	Three Months Ended March 31,
(in Millions)	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$0.4	$13.0
Total Transaction-related charges	$0.4	$13.0

Restructuring charges
DuPont Crop restructuring (2)	$3.3	$7.0
Total DuPont Crop restructuring charges	$3.3	$7.0
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
We completed the integration of the DuPont Crop Protection Business as of June 30, 2020, except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system. The last phase of the ERP system transition went live in November 2020 with a stabilization period that ended in the first quarter of 2021.
As a result of completing the implementation of our worldwide ERP system, we will have a series of delayed restructurings under a separate initiative from those discussed above. These restructurings are the result of consolidating activities into one system as well as into several shared service centers allowing us to improve productivity and gain efficiencies in our processes. The first wave of this initiative is substantially complete and resulted in pre-tax severance charges of approximately $3 million for the twelve months ended December 31, 2020 and $1 million for the three months ended March 31, 2021 primarily due to the fact we are performing activities in one ERP system as opposed to multiple. Severance associated with the outer years of these restructurings is not expected to be material and will be determined as we progress through the initiative.

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2020	$1,468.9
Foreign currency and other adjustments	(2.5)
Balance, March 31, 2021	$1,466.4

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2021.

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2021			December 31, 2020
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,156.6	$(261.0)	$895.6	$1,169.4	$(249.7)	$919.7
Patents	1.8	(1.2)	0.6	1.9	(1.2)	0.7
Brands (1)	17.6	(9.2)	8.4	18.3	(8.9)	9.4
Purchased and licensed technologies	60.9	(38.8)	22.1	61.1	(38.1)	23.0
Other intangibles	2.5	(1.8)	0.7	3.4	(2.6)	0.8
	$1,239.4	$(312.0)	$927.4	$1,254.1	$(300.5)	$953.6

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	397.0		397.0	412.5		412.5
	$1,656.1		$1,656.1	$1,671.6		$1,671.6
Total intangible assets	$2,895.5	$(312.0)	$2,583.5	$2,925.7	$(300.5)	$2,625.2
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2021	2020
Amortization expense	$15.8	$15.3

The full year estimated pre-tax amortization expense for the year ended December 31, 2021 and each of the succeeding five years is approximately $63 million, $63 million, $63 million, $61 million, $61 million, and $61 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2019	$26.3
Additions - charged to expense	8.2
Transfer from (to) allowance for credit losses (see below)	(2.9)
Net recoveries, write-offs and other	(3.7)
Balance, December 31, 2020	$27.9
Additions - charged to expense	4.7
Transfer from (to) allowance for credit losses (see below)	0.1
Net recoveries, write-offs and other	(1.1)
Balance, March 31, 2021	$31.6

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $98.3 million as of March 31, 2021. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2019	$61.1
Additions - charged to expense	(3.5)
Transfer from (to) allowance for doubtful accounts (see above)	2.9
Foreign currency adjustments	(7.6)
Net recoveries, write-offs and other	(28.2)
Balance, December 31, 2020	$24.7
Additions - charged to expense	2.0
Transfer from (to) allowance for doubtful accounts (see above)	(0.1)
Foreign currency adjustments	(0.7)
Balance, March 31, 2021	$25.9

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2021	December 31, 2020
Finished goods	$453.5	$434.6
Work in process	742.7	621.9
Raw materials, supplies and other	183.8	165.7
First-in, first-out inventory	$1,380.0	$1,222.2
Less: Excess of first-in, first-out cost over last-in, first-out cost	(125.3)	(126.6)
Net inventories	$1,254.7	$1,095.6

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2021	December 31, 2020
Property, plant and equipment	$1,208.0	$1,191.5
Accumulated depreciation	(443.8)	(419.8)
Property, plant and equipment, net	$764.2	$771.7

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2021	2020
Restructuring charges	$6.3	$6.6
Other charges (income), net	(3.1)	6.8
Total restructuring and other charges (income)	$3.2	$13.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities which commenced prior to 2021, see Note 9 to our consolidated financial statements included within our 2020 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring (3)	$1.2	$1.1	$1.0	$3.3
Other items	2.3	0.7	—	3.0
Three Months Ended March 31, 2021	$3.5	$1.8	$1.0	$6.3

DuPont Crop restructuring	$5.6	$0.3	$1.1	$7.0
Other items	—	—	(0.4)	(0.4)
Three Months Ended March 31, 2020	$5.6	$0.3	$0.7	$6.6
____________________
(1)Primarily represents costs associated with miscellaneous restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.
(3)Restructuring charges related to DuPont Crop restructuring during the three months ended March 31, 2021 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/20 (3)	Change in reserves (4)	Cash payments	Other	Balance at 3/31/21 (3)
DuPont Crop restructuring (1)	$13.6	$2.3	$(4.2)	$—	$11.7
Other workforce related and facility shutdowns (2)	2.8	3.0	(2.8)	—	3.0
Total	$16.4	$5.3	$(7.0)	$—	$14.7
____________________
(1)Primarily consists of exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily severance costs related to workforce reductions and facility shutdowns.
(3)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets.
(4)Primarily severance and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in this table.
Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2021	2020
Environmental charges, net	$(4.1)	$6.4
Other items, net	1.0	0.4
Other charges (income), net	$(3.1)	$6.8

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

Note 11: Debt
Debt maturing within one year:

(in Millions)	March 31, 2021	December 31, 2020
Short-term foreign debt (1)	$102.4	$98.4
Commercial paper (2)	486.9	146.3
Total short-term debt	$589.3	$244.7
Current portion of long-term debt	385.1	93.6
Total short-term debt and current portion of long-term debt	$974.4	$338.3
____________________
(1)    At March 31, 2021, the average effective interest rate on the borrowings was 12.0 percent.
(2)    At March 31, 2021, the average effective interest rate on the borrowings was 0.51 percent.

Long-term debt:

(in Millions)	March 31, 2021
	Interest Rate Percentage	Maturity Date	March 31, 2021	December 31, 2020
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	0.25% - 6.45%	2021 - 2032	$51.6	$51.6
Senior notes (less unamortized discount of $0.9 and $1.0, respectively)	3.2% - 4.5%	2022 - 2049	2,199.1	2,199.0
2017 Term Loan Facility	1.36%	2022	700.0	700.0
Revolving Credit Facility (1)	2.8%	2024	—	—
Foreign debt	0% - 6.1%	2021 - 2024	84.0	92.3
Debt issuance cost			(18.2)	(19.8)
Total long-term debt			$3,016.5	$3,023.1
Less: debt maturing within one year			385.1	93.6
Total long-term debt, less current portion			$2,631.4	$2,929.5
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $215.7 million and available funds under this facility were $797.3 million at March 31, 2021.

Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2021 was 3.47, which is below the maximum leverage of 4.0 at March 31, 2021. As amended pursuant to the Revolving Credit Amendment and the Term Loan Amendment discussed within our 2020 Form 10-K, the maximum leverage ratio steps down from 4.25 to 4.0 for the quarter ending March 31, 2021 and then to 3.5 for future quarters. Our actual interest coverage for the four consecutive quarters ended March 31, 2021 was 8.17, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2021.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2021	2020
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(1.0) and $0.1 for the three months ended March 31, 2021 and 2020, respectively	$(1.6)	$0.9
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.8 and $0.5 for the three months ended March 31, 2021 and 2020, respectively	(2.3)	(1.9)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $1.1 and $2.0 for the three months ended March 31, 2021 and 2020, respectively	(4.2)	(7.5)
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of zero and $(0.2) for the three months ended March 31, 2021 and 2020 , respectively	—	1.0
Discontinued operations, net of income taxes	$(8.1)	$(7.5)

Note 13: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2020	$574.7	$(10.3)	$564.4
Provision (Benefit)	(0.7)	(0.2)	(0.9)
(Spending) Recoveries	(32.5)	—	(32.5)
Foreign currency translation adjustments	(3.0)	—	(3.0)
Net change	$(36.2)	$(0.2)	$(36.4)
Total environmental reserves at March 31, 2021	$538.5	$(10.5)	$528.0

Environmental reserves, current (1)	$106.9	$(0.8)	$106.1
Environmental reserves, long-term (2)	431.6	(9.7)	421.9
Total environmental reserves at March 31, 2021	$538.5	$(10.5)	$528.0
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at March 31, 2021. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2020	Increase (Decrease) in recoveries	Cash received	March 31, 2021
Environmental recoveries	$4.4	$0.1	$—	$4.5

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2021	2020
Environmental provisions, net - recorded to liabilities (1)	$(0.9)	$5.3
Environmental provisions, net - recorded to assets (2)	(0.1)	3.5
Environmental provision, net	$(1.0)	$8.8

Continuing operations (3)	$(4.1)	$6.4
Discontinued operations (4)	3.1	2.4
Environmental provision, net	$(1.0)	$8.8
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

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our consolidated financial statements in our 2020 Form 10-K. See Note 12 to our consolidated financial statements in our 2020 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2020 Form 10-K other than the update provided below.
Pocatello Tribal Litigation
As previously disclosed, on January 11, 2021, the Supreme Court denied FMC's petition to review the Ninth Circuit's decision in the Pocatello Tribal Litigation. In the first quarter of 2021, FMC made $21.4 million in payments to the Tribes for unpaid permit fees incurred from 2002 to 2014, attorney's fees, and interest charges. In April 2021, FMC made a further payment to the Tribes of $9.3 million to pay fees and interest incurred from 2015 to 2020. There was no change to our existing reserves as a result of our denied petition other than an inconsequential true up related to interest. Additionally, the reserve for this matter has been adjusted down to reflect the amounts paid to the Tribes.

The expected aggregate undiscounted amount related to this matter was $104.5 million as of December 31, 2020, of which $82.6 million, on a discounted basis, had been recognized in environmental liabilities on our balance sheet. As of March 31, 2021, the expected aggregate undiscounted amount decreased to $84.3 million of which $53.5 million, on a discounted basis, has been recognized in environmental liabilities on our balance sheet. The decrease in our liability balance from 2020 is primarily due to payments of $21.4 million made in the first quarter of 2021 and the remeasurement of our discounted liability from the change in discount rate of $8.9 million using the current U.S. Treasury bill rate. In calculating the net present value of future annual permit fees, we used a discount rate of 2.31%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2021 and 2020, there were 0.1 million and 0.1 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2021	2020
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$190.7	$213.7
Discontinued operations, net of income taxes	(8.1)	(7.5)
Net income (loss) attributable to FMC stockholders	$182.6	$206.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.5)
Net income (loss) allocable to common stockholders	$182.2	$205.7

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.47	$1.65
Discontinued operations	(0.06)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.41	$1.59

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.46	$1.64
Discontinued operations	(0.06)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.40	$1.58

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	129,484	129,527
Weighted average additional shares assuming conversion of potential common shares	836	939
Shares – diluted basis	130,320	130,466

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
2021 Activity
Other comprehensive income (loss) before reclassifications	(49.5)	40.5	(0.1)	(9.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	4.4	8.5
Net current period other comprehensive income (loss)	$(49.5)	$44.6	$4.3	$(0.6)
Accumulated other comprehensive income (loss), net of tax at March 31, 2021	$(25.5)	$(27.2)	$(230.1)	$(282.8)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	(33.6)	27.5	—	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.3)	1.6	(8.7)
Net current period other comprehensive income (loss)	$(33.6)	$17.2	$1.6	$(14.8)
Accumulated other comprehensive income (loss), net of tax at March 31, 2020	$(111.3)	$(47.8)	$(267.7)	$(426.8)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2021	2020
Derivative instruments
Gain (loss) on foreign currency contracts	$(4.8)	$14.3	Costs of sales and services
Gain (loss) on foreign currency contracts	0.1	(1.7)	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.2)	0.5	Interest expense, net
Total before tax	$(4.9)	$13.1
	0.8	(2.8)	Provision for income taxes
Amount included in net income (loss)	$(4.1)	$10.3

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(5.4)	(2.0)	Non-operating pension and postretirement charges (income)
Total before tax	$(5.5)	$(2.1)
	1.1	0.5	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(4.4)	$(1.6)
Total reclassifications for the period	$(8.5)	$8.7	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

Dividends and Share Repurchases
During the three months ended March 31, 2021 and March 31, 2020, we paid dividends of $62.3 million and $57.0 million, respectively. On April 15, 2021, we paid dividends totaling $62.0 million to our shareholders of record as of March 31, 2021. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of March 31, 2021.

During the three months ended March 31, 2021, 696,074 shares were repurchased under the publicly announced repurchase program. At March 31, 2021, approximately $475 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2021	2020	2021	2020
Service cost	$1.3	$0.9	$—	$—
Interest cost	6.1	9.1	0.1	0.1
Expected return on plan assets	(7.1)	(9.3)	—	—
Amortization of prior service cost (credit)	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	5.9	2.5	(0.2)	(0.2)
Net periodic benefit cost (income)	$6.3	$3.3	$(0.1)	$(0.1)

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
The below chart provides a reconciliation between our reported effective tax rate and the EAETR of our continuing operations:

	Three Months Ended March 31,
	2021			2020
(in Millions)	Before Tax	Tax	Effective Tax Rate %	Before Tax	Tax	Effective Tax Rate %
Continuing operations (1)	$223.5	$32.2	14.4%	$248.4	$34.7	14.0%
Discrete items:
Currency remeasurement (2)	$21.7	$2.7		$1.1	$—
Other discrete items (3)	73.7	1.6		49.5	2.7
Tax only discrete items (4)	—	2.8		—	2.9
Total discrete items	$95.4	$7.1		$50.6	$5.6
Continuing operations, before discrete items	$318.9	$39.3		$299.0	$40.3
Estimated Annualized Effective Tax Rate (EAETR) (1)			12.3%			13.5%

___________________
(1)A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Singapore, Hong Kong, and Switzerland), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions.
(2)Represents transaction gains or losses for currency remeasurement offset by associated hedge gains or losses, which are accounted for discretely in accordance with U.S. GAAP. Certain transaction gains or losses for currency remeasurement are not taxable, while offsetting hedge gains or losses are taxable.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
(3)U.S. GAAP generally requires subsidiaries for which a full valuation allowance has been provided to be excluded from the EAETR. For the three months ended March 31, 2021 and 2020, other discrete items were materially comprised of the accounting for excluded pretax losses of subsidiaries for which a full valuation allowance has been provided.
(4)For the three months ended March 31, 2021 and 2020, tax only discrete items are primarily comprised of the tax effect of currency remeasurement associated with foreign statutory operations, excess tax benefits associated with share-based compensation, changes in uncertain tax liabilities and related interest, and changes in tax law.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,833.3 million and $3,640.0 million and the carrying amount is $3,605.8 million and $3,267.8 million as of March 31, 2021 and December 31, 2020, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 19 to our consolidated financial statements on our 2020 Form 10-K.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of March 31, 2021, we had open foreign currency forward in AOCI in a net after tax gain position of $25.9 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2021. At March 31, 2021, we had open forward designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,598.1 million.
As of March 31, 2021, we had open interest rate contracts in AOCI in a net after tax gain position of $6.3 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At March 31, 2021, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes.
As of March 31, 2021, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2021, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $25.9 million of the net gains after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending March 31, 2022 if spot rates in the future are consistent with forward rates as of March 31, 2021. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,790.3 million at March 31, 2021.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$35.6	$6.3	$41.9	$(23.0)	$18.9
Interest rate contracts	7.9	—	7.9	—	7.9
Total derivative assets (1)	$43.5	$6.3	$49.8	$(23.0)	$26.8

Foreign exchange contracts	$(22.0)	$(1.0)	$(23.0)	$23.0	$—
Total derivative liabilities (2)	$(22.0)	$(1.0)	$(23.0)	$23.0	$—

Net derivative assets (liabilities)	$21.5	$5.3	$26.8	$—	$26.8

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

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2021	2020	2021	2020	2021	2020
Unrealized hedging gains (losses) and other, net of tax	$33.5	$29.7	$7.0	$(2.2)	$40.5	$27.5
Reclassification of deferred hedging (gains) losses, net of tax (1)	3.9	(9.8)	0.2	(0.5)	4.1	(10.3)
Total derivative instrument impact on comprehensive income, net of tax	$37.4	$19.9	$7.2	$(2.7)	$44.6	$17.2

______________
(1)See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended March 31,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2021	2020
Foreign exchange contracts	Cost of sales and services	$(12.7)	$11.0
Total		$(12.7)	$11.0
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

(in Millions)	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$18.9	$—	$18.9	$—
Derivatives – Interest rate (1)	7.9	—	7.9	—
Other (2)	25.8	25.8	—	—
Total assets	$52.6	$25.8	$26.8	$—

Liabilities
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	36.6	36.6	—	—
Total liabilities	$36.6	$36.6	$—	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	0.1	—	0.1	—
Other (2)	24.1	24.1	—	—
Total assets	$24.4	$24.1	$0.3	$—

Liabilities
Derivatives – Foreign exchange (1)	$24.7	$—	$24.7	$—
Derivatives – Interest rate (1)	0.9	—	0.9	—
Other (3)	35.2	35.2	—	—
Total liabilities	$60.8	$35.2	$25.6	$—
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

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheets during the periods presented.

Note 19: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2021. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$166.6
Other debt guarantees (2)	—
Total	$166.6
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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2020 Form 10-K. There have been no significant updates since the information included in our 2020 Form 10-K other than the update provided below.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Livent IPO
Livent Corporation class action. On October 28, 2020, Defendants entered into a stipulation of settlement with the state court plaintiffs in which Livent, on behalf of the Defendants, will pay $7.4 million to resolve all claims related to the Livent initial public offering (the "Livent IPO"). On October 29, 2020, the state court plaintiffs filed a motion seeking preliminary approval of the settlement. The court approved the settlement following a hearing on April 15, 2021 and final order and judgment was entered on April 26, 2021. The settlement resolves all pending litigation relating to the Livent IPO, including the claims in both the state and federal actions. There is no financial impact to FMC as a result of the settlement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The potential adverse effect of the current COVID-19 pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets, was one of the most significant risk factors for our company. Thus far, we have mitigated the risks associated with the pandemic during the most intense periods of interruptions in global and nationwide economic activity and now expect the pandemic to represent less of a risk for ongoing operations. The extent to which COVID-19 will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2020 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2020 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies" section in our 2020 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
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

OVERVIEW
We are an agricultural sciences company, providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, crop enhancement, and professional pest and turf management. We operate in a single distinct business segment. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment, which we group as plant health. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. This powerful combination of advanced technologies includes leading insect control products based on Rynaxypyr® and Cyazypyr® active ingredients; Authority®, Boral®, Centium®, Command® and Gamit® branded herbicides; Isoflex™ active herbicide ingredient; Talstar® and Hero® branded insecticides; and flutriafol-based fungicides and biologicals such as Quartzo® and Presence® bionematicides as well as crop enhancers such as Accudo®. The FMC portfolio also includes Arc™ farm intelligence.

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and fully staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. However, we did have a third-party U.S. toller that was disrupted in the fourth quarter of 2020 because of COVID-related staffing issues, which signifies one of the ongoing business risks that the pandemic creates. We are closely monitoring raw material and supply chain costs. The extent to which COVID-19 will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.
We have implemented procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. While many of FMC's office-based employees around the world continue to work from home, plans are in place to resume in-office operations where permitted by local authorities. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses. In all our facilities, we are using a variety of best practices to address COVID-19 risks, following the protocols and procedures recommended by leading health authorities. We are monitoring the situation in regions where the pandemic continues to escalate and in such regions will remain in a remote working environment until it is safe to return to the workplace. Although Brazil and India are facing significant increases of COVID cases, we are not seeing signs that this is impacting their respective agriculture markets at this time. On May 3, 2021, in response to the challenges India is facing with significant increases in COVID cases across the country, we announced our commitment to donate seven pressure swing adsorption oxygen plants to hospitals across five states in India to help address the rapidly increasing demand for medical oxygen. This program focuses on rural areas where we are providing further community support.
We made significant investments in our employees as a result of the COVID-19 pandemic, including through enhanced dependent care pay policies, recognition bonuses, increased flexibility of work schedules and hours of work to accommodate remote working arrangements, and investment in IT infrastructure to promote remote work. Through these efforts we have successfully avoided any COVID-19 related furloughs or workforce reductions to date.
We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.
First Quarter 2021 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2021:
•Revenue of $1,195.6 million for the three months ended March 31, 2021 decreased $54.4 million or approximately 4 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 8 percent, sales in Latin America decreased approximately 22 percent, sales in Europe, Middle East and Africa decreased by approximately 4 percent, and sales in Asia increased approximately 18 percent. The decrease was mostly driven by lower volumes. Excluding foreign currency impacts, revenue decreased 5 percent during the quarter.
•Our gross margin of $512.4 million decreased versus the prior year quarter by $49.1 million driven by lower volumes. Gross margin percent of approximately 43 percent decreased compared to approximately 45 percent in the prior year period.
•Selling, general and administrative expenses decreased from $189.4 million to $174.5 million, or approximately 8 percent. Selling, general and administrative expenses, excluding transaction-related charges, of $174.1 million decreased approximately 1 percent compared to the prior year.

•Research and development expenses of $74.0 million increased $6.7 million or approximately 10 percent. In the prior year period we phased some research and development projects differently to allow for lower costs in response to the pandemic without fundamentally impacting long-term timelines. In the current year period we have resumed research and development expenses related to these projects.
•Net income (loss) attributable to FMC stockholders decreased from $206.2 million to $182.6 million which represents an decrease of $23.6 million, or approximately 11 percent. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $200.0 million decreased compared to the prior year amount of $239.6 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
Other Highlights
In March 2021, we announced our agreement with UPL Ltd. ("UPL"), a global provider of sustainable agriculture products and solutions, to expand access of Rynaxypyr® active to growers around the world and increase the manufacturing capacity for this critical molecule. Under the multi-year agreement, we will provide UPL access to products containing Rynaxypyr® active for distribution in select markets. In the future, we will supply Rynaxypyr® active to UPL for use in product formulations developed and marketed by UPL around the world. Additionally, UPL will toll manufacture Rynaxypyr® active for us in India for the India market. This arrangement will significantly increase our manufacturing footprint and capacity for Rynaxypyr® active, expanding our ability to supply the growing demand.
2021 Outlook Update

In 2021, we expect the overall global crop protection market will be up low-single digits, on a U.S. dollar basis. Relative to this time last year, commodity prices for many of the major crops are higher and stock-to-use ratios are much improved. All regions are seeing some benefit from better crop commodity prices, while the negative impacts from COVID on crop demand appear to be modest. The only change to our regional forecast is that we now forecast mid-single digit growth in the EMEA market, versus low-single digit growth before. This improved view is due to the strengthening of currencies in that region, relative to the U.S. dollar. Market growth in Asia is still expected in the low-to mid-single digits, driven by India, Australia and ASEAN countries, while growth in the North American and Latin American markets is still projected to be in the low-single digits.

Our 2021 revenue forecast remains in the range of approximately $4.9 billion to $5.1 billion, up approximately 8 percent at the midpoint versus 2020 (we do not forecast any impact from foreign currencies on full-year revenue). Full year adjusted EBITDA(1) is still expected to be in the range of $1.32 billion to $1.42 billion, representing 10 percent growth at the midpoint versus 2020 results. 2021 adjusted earnings are now expected to be in the range of $6.70 to $7.40 per diluted share(1), representing a year over year increase of 14 percent at the midpoint. This is up slightly versus our prior forecast reflecting the share count reduction from our Q1 share repurchases. Full-year earnings growth drivers include significant volume growth, with the largest growth in Asia, and higher prices. Adjusted earnings estimates do not include the benefit of any future share repurchases. For cash flow outlook, refer to the liquidity and capital resources section below.

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

RESULTS OF OPERATIONS
Overview
The following charts provide a reconciliation of Adjusted EBITDA, Adjusted Earnings, and Organic Revenue Growth, all of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA and Organic Revenue are provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, depreciation and amortization, discontinued operations, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes, discontinued operations attributable to FMC stockholders, net of income taxes, and certain Non-GAAP tax adjustments. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. Organic Revenue Growth excludes the impacts of foreign currency changes, which we believe is a meaningful metric to evaluate our revenue changes. These items are discussed in detail within the "Other Results of Operations" section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Revenue	$1,195.6	$1,250.0
Costs of sales and services	683.2	688.5
Gross margin	$512.4	$561.5
Selling, general and administrative expenses	174.5	189.4
Research and development expenses	74.0	67.3
Restructuring and other charges (income)	3.2	13.4
Total costs and expenses	$934.9	$958.6
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$260.7	$291.4
Non-operating pension and postretirement charges (income)	4.8	2.2
Interest expense, net	32.4	40.8
Income (loss) from continuing operations before income taxes	$223.5	$248.4
Provision (benefit) for income taxes	32.2	34.7
Income (loss) from continuing operations	$191.3	$213.7
Discontinued operations, net of income taxes	(8.1)	(7.5)
Net income (loss) (GAAP)	$183.2	$206.2
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$3.2	$13.4
Non-operating pension and postretirement charges (income) (4)	4.8	2.2
Total transaction-related charges (5)	0.4	13.0
Discontinued operations, net of income taxes	8.1	7.5
Interest expense, net	32.4	40.8
Depreciation and amortization	42.6	39.1
Provision (benefit) for income taxes	32.2	34.7
Adjusted EBITDA (Non-GAAP) (2)	$306.9	$356.9
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
(5)    Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. We completed the integration of the DuPont Crop Protection Business as of June 30, 2020, except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system. The TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that went into the first quarter of 2021.

	Three Months Ended March 31,
(in Millions)	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$0.4	$13.0
Total Transaction-related charges	$0.4	$13.0
____________________
(1)    Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended March 31,
	2021	2020
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$182.6	$206.2

Corporate special charges (income), pre-tax (1)	8.4	28.6
Income tax (expense) benefit on Corporate special charges (income) (2)	(1.6)	(4.9)
Corporate special charges (income), net of income taxes	$6.8	$23.7
Discontinued operations attributable to FMC Stockholders, net of income taxes	8.1	7.5
Non-GAAP tax adjustments (3)	2.5	2.2
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$200.0	$239.6
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

ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended March 31, 2021 vs. 2020
Total Revenue Change (GAAP)	(4)%
Less: Foreign Currency Impact	1%
Organic Revenue Change (Non-GAAP)	(5)%
Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2021 vs. 2020
Revenue of $1,195.6 million decreased $54.4 million, or approximately 4 percent, versus the prior year period. The decrease was driven by lower volumes and unfavorable pricing which impacted revenue by approximately 4 percent and 1 percent, respectively. Foreign currency had a favorable impact of approximately 1 percent on revenue. Excluding foreign currency impacts, revenue decreased approximately 5 percent during the quarter.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2021	2020
North America	$301.0	$327.6
Latin America	203.2	259.2
Europe, Middle East & Africa (EMEA)	399.4	415.3
Asia	292.0	247.9
Total Revenue	$1,195.6	$1,250.0

Three Months Ended March 31, 2021 vs. 2020
North America: Revenue decreased approximately 8 percent versus the prior year period driven by a shift of diamide third-party partner sales from North America to Latin America, as one of our key partners adjusted the way it purchases from FMC globally. This was a move of purchasing location and not a change in demand. The decrease was partially offset by double-digit sales growth for herbicides, in part due to the timing of some sales that shifted from the fourth quarter 2020 to the first quarter 2021, the continued strength of Authority® Edge and Authority® Supreme herbicides, and strong product launches of Xyway™ fungicide for corn and Vantacor™ insect control for specialty crops.
Latin America: Revenue decreased approximately 22 percent versus the prior year period, or approximately 13 percent excluding foreign currency headwinds. We faced a difficult comparison, as sales in Latin America increased approximately 26 percent, or approximately 38 percent excluding foreign currency headwinds, year-over-year in the first quarter of 2020. Brazil's cotton business was very strong for us in the prior year period, which did not repeat this season, as cotton acreage was down approximately 15 percent. Additionally, we proactively reduced channel inventory of FMC products as planned for the first quarter, improving our inventory situation in Brazil. This was partially offset by our Andean sub-region, which continued the momentum from 2020 with strong double-digit sales growth.
EMEA: Revenue decreased approximately 4 percent versus the prior year period, or approximately 8 percent excluding foreign currency, primarily due to Brexit-related sales that customers purchased earlier than normal in the fourth quarter of 2020 which impacted sales in the current quarter and discontinued registrations that also impacted sales. This was partially offset by strong sales of diamides and other insecticides and fungicides.
Asia: Revenue increased approximately 18 percent versus the prior year period, or approximately 13 percent excluding foreign currency headwinds, driven by double-digit growth in Australia, Japan, the Philippines, Thailand and Vietnam. We had strong Overwatch® herbicide sales for cereals, and sales of our diamides were robust on fruit and vegetable and rice applications.

Insecticides also performed well in Indonesia, helped by our recent expanded market access in that country. Improved weather helped sales across the ASEAN sub-region.
For 2021, full-year revenue is expected to be in the range of approximately $4.9 billion to $5.1 billion, which represents approximately 8 percent growth at the midpoint versus 2020.
Gross margin
Three Months Ended March 31, 2021 vs. 2020
Gross margin of $512.4 million decreased $49.1 million, or approximately 9 percent versus the prior year period. The decrease was primarily due to lower revenues driven by decreased volumes.
Gross margin percent of approximately 43 percent decreased 2 percent compared to approximately 45 percent in the prior year period primarily due to higher costs for raw materials and logistics as well as unfavorable foreign currency.
Selling, general and administrative expenses
Three Months Ended March 31, 2021 vs. 2020
Selling, general and administrative expenses of $174.5 million decreased $14.9 million, or 8 percent, versus the prior year period. A large portion of the decrease was related to the end of transaction-related expenses. Selling, general and administrative expenses, excluding transaction-related charges, decreased $2.3 million, or approximately 1 percent, versus the prior year period. We had cost control measures in place for the full quarter in the current year compared to limited savings in the prior year period at the onset of the pandemic.
Research and development expenses
Three Months Ended March 31, 2021 vs. 2020
Research and development expenses of $74 million increased $6.7 million, or approximately 10 percent versus the prior year period. In the current year period we returned to spending on some research and development projects that were paused last year for cost control measures. In the full year 2020 we eliminated or delayed certain non-essential expenditures to offset effects of the COVID-19 pandemic and phased some projects differently to allow lower costs in response to the pandemic without fundamentally impacting long-term timelines.
Adjusted EBITDA (Non-GAAP)
Three Months Ended March 31, 2021 vs. 2020
Adjusted EBITDA of $306.9 million decreased $50.0 million, or approximately 14 percent versus the prior year period. The decrease was mainly driven by higher costs primarily due to raw materials and logistics which had an unfavorable impact of approximately 6 percent. Additionally, volume headwinds in Latin America and EMEA, partially offset by new products in Asia and North America, had an unfavorable impact of approximately 4 percent. Price decreases had an unfavorable impact of approximately 2 percent and foreign currency fluctuations had an unfavorable impact of approximately 2 percent on Adjusted EBITDA.
For 2021, full-year Adjusted EBITDA is expected to be in the range of $1.32 billion to $1.42 billion, which represents approximately 10 percent growth at the midpoint versus 2020. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2021 Outlook Update within this section of the Form 10-Q.
Other Results of Operations

Depreciation and amortization
Three Months Ended March 31, 2021 vs. 2020
Depreciation and amortization of $42.6 million increased $3.5 million, or approximately 9 percent, as compared to the prior year period of $39.1 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.

Interest expense, net
Three Months Ended March 31, 2021 vs. 2020
Interest expense, net of $32.4 million decreased compared to the prior year period of $40.8 million. The decrease was driven by lower LIBOR rates as well as lower foreign debt balances partially offset by higher average commercial paper balances.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2021	2020
Restructuring charges	$6.3	$6.6
Other charges (income), net	(3.1)	6.8
Total restructuring and other charges (income)	$3.2	$13.4

Three Months Ended March 31, 2021 vs. 2020
Restructuring charges in 2021 of $6.3 million consist of charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives, including severance, accelerated depreciation on certain fixed assets, and other costs (benefits). Additionally, we incurred severance charges under separate restructuring initiatives following the implementation of our worldwide ERP system.
Restructuring charges in 2020 of $6.6 million primarily comprised of charges associated with the integration of the DuPont Crop Protection Business. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits) of $7.0 million. There were other miscellaneous restructuring benefits of $0.4 million.
Other charges, net in 2021 of $3.1 million primarily consists of charges related to environmental sites.
Other charges, net in 2020 of $6.8 million primarily consists of charges related to environmental sites of $6.4 million.
Non-operating pension and postretirement charges (income)
Charges for the three months ended March 31, 2021 were $4.8 million compared to charges of $2.2 million for the three months ended March 31, 2020. The increase in non-operating pension and post retirement charges (income) is attributable to a lower expected return on plan assets, with rates changing from 4.25 percent to 3 percent, and a higher amortization of net loss. Partially offsetting these increases was a decrease in interest cost due to falling discount rates.

Transaction-related charges
A detailed description of the transaction-related charges is included in Note 5 to the condensed consolidated financial statements included within this Form 10-Q.

Provision for income taxes
Three Months Ended March 31, 2021 vs. 2020
Provision for income taxes for the three months ended March 31, 2021 was $32.2 million resulting in an effective tax rate of 14.4 percent. Provision for income taxes for the three months ended March 31, 2020 was $34.7 million resulting in an effective tax rate of 14.0 percent. The primary drivers for the increase in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 are shown in the table below.

	Three Months Ended March 31,
	2021			2020
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$223.5	$32.2	14.4%	$248.4	$34.7	14.0%
Corporate special charges (income)	8.4	1.6		28.6	4.9
Tax adjustments (1)		(2.5)			(2.2)
Non-GAAP - Continuing operations	$231.9	$31.3	13.5%	$277.0	$37.4	13.5%

_______________
(1)     Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended March 31, 2021 vs. 2020
Discontinued operations, net of income taxes represented a loss of $8.1 million for the three months ended March 31, 2021 compared to a loss of $7.5 million for the three months ended March 31, 2020. The loss during both the first quarter of 2021 and 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss) attributable to FMC stockholders
Three Months Ended March 31, 2021 vs. 2020
Net income (loss) decreased to $182.6 million from income of $206.2 million in the prior year period. The lower results were primarily driven by a decrease in gross margin of $49.1 million, primarily due to lower revenue, partially offset by lower selling, general and administrative costs of $14.9 million compared to the prior year and lower restructuring and other charges (income) of $10.2 million compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2021 and December 31, 2020, were $416.7 million and $568.9 million, respectively. Of the cash and cash equivalents balance at March 31, 2021, $391.5 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.
At March 31, 2021, we had total debt of $3,605.8 million as compared to $3,267.8 million at December 31, 2020. Total debt included $2,631.4 million and $2,929.5 million of long-term debt (excluding current portions of $385.1 million and $93.6 million) at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, our remaining borrowing capacity under our credit facility was $797.3 million.
As of March 31, 2021, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2021.
Short-term debt, which consists of short-term foreign borrowings and commercial paper borrowings, increased from $338.3 million at December 31, 2020 to $974.4 million at March 31, 2021. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At March 31, 2021, we had $486.9 million commercial paper borrowings under the commercial paper program. At March 31, 2021, the average effective interest rate on the borrowings was 0.51 percent.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(294.1) million and $(308.9) million for the three months ended March 31, 2021 and 2020, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations. For comparability, the prior period amounts for "Change in all other operating assets and liabilities" have been recast to reflect the current period presentation.

(in Millions)	Three Months Ended March 31,
	2021	2020
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$260.7	$291.4
Restructuring and other charges (income), total transaction-related charges and depreciation and amortization	46.2	65.5
Operating income before depreciation and amortization (Non-GAAP)	$306.9	$356.9
Change in trade receivables, net (1)	(216.6)	(283.8)
Change in guarantees of vendor financing	26.0	(11.4)
Change in advance payments from customers (2)	(334.9)	(279.6)
Change in accrued customer rebates (3)	157.9	102.2
Change in inventories (4)	(166.8)	(63.3)
Change in accounts payable (5)	125.1	(68.1)
Change in all other operating assets and liabilities (6)	(102.0)	8.6
Operating cash flows (Non-GAAP)	$(204.4)	$(238.5)

Restructuring and other spending (7)	$(7.0)	$(1.9)
Environmental spending, continuing, net of recoveries (8)	(27.4)	16.3
Pension and other postretirement benefit contributions (9)	(1.2)	(1.2)
Net interest payments (10)	(25.1)	(32.1)
Tax payments, net of refunds (10)	(24.5)	(29.0)
Transaction and integration costs (11)	(4.5)	(22.5)
Cash provided (required) by operating activities of continuing operations	$(294.1)	$(308.9)
____________________
(1)    Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2021 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2021, we collected approximately $137 million of receivables in Brazil.
(2)    Advance payments are primarily associated within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place.
(3)    These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with the mix in sales eligible for rebates and incentives in 2021 compared to 2020 and timing of certain rebate payments.
(4)    Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions.
(5)    The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors and the 2021 increase is also in line with the 2021 inventory build noted above.
(6)    Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $25 million and $33 million, respectively.
(7)    See Note 10 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8)    The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. During the first quarter of 2021, FMC made $21.4 million in payments for the Pocatello Tribal Litigation judgement plus interest charges. Refer to Note 13 for more details. During the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million.

(9)    There were no voluntary contributions to our U.S. qualified defined benefit plan for the three months ended March 31, 2021 and 2020.
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

Cash provided (required) by operating activities of discontinued operations was $(8.9) million and $(19.4) million for the three months ended March 31, 2021 and 2020, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(51.1) million and $(43.2) million for the three months ended March 31, 2021 and 2020, respectively.
The change in cash from investing activities of continuing operations during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to slightly higher capital expenditure spending following deferral of projects last year due to COVID.
Cash provided (required) by financing activities of continuing operations was $204.7 million and $474.8 million for the three months ended March 31, 2021 and 2020, respectively.
The change period over period in financing activities of continuing operations is primarily due to higher debt borrowings in the prior year period and $75 million of repurchases of common stock under our publicly announced program in 2021 versus zero in the prior period. See below discussion for dividend payments which are a component of cash provided (required) by financing activities of continuing operations.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2021	2020
Cash provided (required) by operating activities of continuing operations (GAAP)	$(294.1)	$(308.9)
Transaction and integration costs (1)	4.5	22.5
Adjusted cash from operations (2)	$(289.6)	$(286.4)

Capital expenditures (3)	(25.0)	(15.5)
Other investing activities (3)(4)	(13.9)	(9.1)
Capital additions and other investing activities	$(38.9)	$(24.6)

Cash provided (required) by operating activities of discontinued operations (5)	(8.9)	(19.4)
Cash provided (required) by investing activities of discontinued operations	—	—
Transaction and integration costs (1)	(4.5)	(22.5)
Investment in Enterprise Resource Planning system (3)	(12.2)	(18.6)
Legacy and transformation (6)	$(25.6)	$(60.5)

Free cash flow (Non-GAAP)	$(354.1)	$(371.5)
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
(4)    Cash spending associated with contract manufacturers was $11.6 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
(5)    Refer to the above discussion for further details.
(6)    Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2021 Cash Flow Outlook
Our cash needs for 2021 include operating cash requirements (which are impacted by potential contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2021, our remaining borrowing capacity under our credit facility was $797.3 million.
We now expect our full year 2021 free cash flow (Non-GAAP) guidance range to be approximately $530 million to $620 million. For the three months ended March 31, 2021, free cash flow increased approximately $17 million from the prior year period. Adjusted cash from operations was similar to the prior year period, with improved working capital offset by changes in non-working capital items and lower EBITDA. Capital additions were slightly higher as we increased spending following deferral of projects last year due to COVID. Legacy and transformation spending was down substantially with the benefit of the completion of our SAP platform.
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
Environmental
Projected 2021 spending, net of recoveries includes approximately $60 million to $70 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $42 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation. Of the total 2021 projected spend at this site, $21.4 million was paid in the first quarter of 2021. An additional payment of $10.8 million for past years' permit fees plus interest associated with these payments will also be made in Q2 2021. In addition to the expected 2021 payments for Pocatello, the judgment resulted in the requirement for future payments of $1.5 million annually thereafter.
Total projected 2021 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of approximately $116 million to $126 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $44 million to $54 million in 2021, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products) in 2019.
Capital additions and other investing activities
Projected 2021 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $160 million to $200 million. The spending is primarily driven by capacity growth as well as catching up on deferred projects. Expenditures related to contract manufacturers are included within "Other investing activities" on the condensed consolidated statement of cash flows.
Legacy and transformation
Projected 2021 legacy and transformation spending are expected to be in the range of approximately $100 million to $130 million. This is primarily driven by environmental remediation spending and legacy liabilities. We completed the integration of the DuPont Crop Protection Business as of June 30, 2020, except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system. As noted, the TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that went into the first quarter of 2021.
Projected 2021 spending, net of recoveries includes approximately $51 million to $61 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site. The settlement will result in spending of approximately $20 million to $30 million for 2021, due to front loading of reimbursement in installments of past costs, and a $10 million maximum per year thereafter, on average, until the remediation is complete.
Total projected 2021 environmental spending, inclusive of sites accounted for within both continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $116 million to $126 million.
Share repurchases
During the three months ended March 31, 2021, 696,074 shares were repurchased for approximately $75 million under the publicly announced repurchase program. At March 31, 2021, approximately $475 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase $400 million to $500 million in shares by the end of 2021 under our existing share repurchase authorization.
Dividends
During the three months ended March 31, 2021 and March 31, 2020, we paid dividends of $62.3 million and $57.0 million, respectively. On April 15, 2021, we paid dividends totaling $62.0 million to our shareholders of record as of March 31, 2021. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7 of our 2020 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2021.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2020 Form 10-K.

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
At March 31, 2021, our financial instrument position was a net asset of $26.8 million compared to a net liability of $25.3 million at December 31, 2020. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2021 and December 31, 2020, with all other variables (including interest rates) held constant. Note, as of March 31, 2021 and December 31, 2020, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.

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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2021 and December 31, 2020, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2021	$18.9	$45.9	$(8.8)

Net asset (liability) position at December 31, 2020	(24.5)	8.4	(9.6)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2021, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at March 31, 2021 and December 31, 2020, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at March 31, 2021	$7.9	$17.2	$(1.3)

Net asset (liability) position at December 31, 2020	(0.8)	8.8	(10.4)

Our debt portfolio, at March 31, 2021, is composed of 65 percent fixed-rate debt and 35 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2021, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $3.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.9 million for the three months ended March 31, 2021.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2021, the related condensed consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 6, 2021

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2020 Form 10-K, see Notes 13 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the fiscal year ended December 31, 2020 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2021	8,977	$119.68	—	$—	$550,000,656
February 2021	55,838	105.90	—	—	550,000,656
March 2021	704,733	107.78	696,074	74,988,385	475,012,271
Total Q1 2021	769,548	$107.77	696,074	$74,988,385
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

During the three months ended March 31, 2021, 696,074 shares were repurchased under the publicly announced repurchase program. At March 31, 2021, approximately $475 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

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
Date: May 6, 2021