Form 10-Q
period 2021-06-30
FMC CORP
filed 2021-08-04
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or

☐	Transition Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 1-2376
__________________________________________________________________________
FMC CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware			94-0479804
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)

2929 Walnut Street	Philadelphia	Pennsylvania	19104
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FMC	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of June 30, 2021, there were 128,699,387 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,242.0	$1,155.3	$2,437.6	$2,405.3
Costs and Expenses
Costs of sales and services	710.2	632.6	1,393.4	1,321.1
Gross margin	$531.8	$522.7	$1,044.2	$1,084.2
Selling, general and administrative expenses	161.0	171.0	335.5	360.4
Research and development expenses	65.9	64.3	139.9	131.6
Restructuring and other charges (income)	16.3	19.5	19.5	32.9
Total costs and expenses	$953.4	$887.4	$1,888.3	$1,846.0
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$288.6	$267.9	$549.3	$559.3
Non-operating pension and postretirement charges (income)	4.8	2.2	9.6	4.4
Interest expense, net	32.6	40.7	65.0	81.5
Income (loss) from continuing operations before income taxes	$251.2	$225.0	$474.7	$473.4
Provision (benefit) for income taxes	33.4	29.2	65.6	63.9
Income (loss) from continuing operations	$217.8	$195.8	$409.1	$409.5
Discontinued operations, net of income taxes	(14.6)	(10.8)	(22.7)	(18.3)
Net income (loss)	$203.2	$185.0	$386.4	$391.2
Less: Net income (loss) attributable to noncontrolling interests	0.3	0.6	0.9	0.6
Net income (loss) attributable to FMC stockholders	$202.9	$184.4	$385.5	$390.6
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$217.5	$195.2	$408.2	$408.9
Discontinued operations, net of income taxes	(14.6)	(10.8)	(22.7)	(18.3)
Net income (loss) attributable to FMC stockholders	$202.9	$184.4	$385.5	$390.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.68	$1.50	$3.15	$3.15
Discontinued operations	(0.11)	(0.08)	(0.18)	(0.14)
Net income (loss) attributable to FMC stockholders	$1.57	$1.42	$2.97	$3.01
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.67	$1.49	$3.14	$3.13
Discontinued operations	(0.11)	(0.08)	(0.17)	(0.14)
Net income (loss) attributable to FMC stockholders	$1.56	$1.41	$2.97	$2.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$203.2	$185.0	$386.4	$391.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$15.3	$21.5	$(34.5)	$(13.9)
Total foreign currency translation adjustments (1)	$15.3	$21.5	$(34.5)	$(13.9)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(2.0) and $2.0 for the three and six months ended June 30, 2021 and $(5.1) and $6.9 for the three and six months ended June 30, 2020, respectively.	$(48.0)	$(2.1)	$(7.5)	$25.4
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $2.2 and $3.0 for the three and six months ended June 30, 2021 and $(1.1) and $(3.9) for the three and six months ended June 30, 2020, respectively (2)	7.1	(8.4)	11.2	(18.7)
Total derivative instruments, net of tax expense (benefit) of $0.2 and $5.0 for the three and six months ended June 30, 2021 and $(6.2) and $3.0 for the three and six months ended June 30, 2020, respectively	$(40.9)	$(10.5)	$3.7	$6.7

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $— and $— for the three and six months ended June 30, 2021 and $0.1 and $0.1 for the three and six months ended June 30, 2020, respectively	$—	$(0.2)	$(0.1)	$(0.2)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $1.2 and $2.3 for the three and six months ended June 30, 2021 and $0.4 and $0.9 for the three and six months ended June 30, 2020, respectively (2)	4.3	1.6	8.7	3.2
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.2 and $2.3 for the three and six months ended June 30, 2021 and $0.5 and $1.0 for the three and six months ended June 30, 2020, respectively	$4.3	$1.4	$8.6	$3.0

Other comprehensive income (loss), net of tax	$(21.3)	$12.4	$(22.2)	$(4.2)
Comprehensive income (loss)	$181.9	$197.4	$364.2	$387.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.7	1.4	1.0	(0.4)
Comprehensive income (loss) attributable to FMC stockholders	$181.2	$196.0	$363.2	$387.4
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$728.5	$568.9
Trade receivables, net of allowance of $32.6 in 2021 and $27.9 in 2020	2,627.3	2,330.3
Inventories	1,398.1	1,095.6
Prepaid and other current assets	443.4	380.8
Total current assets	$5,197.3	$4,375.6
Investments	6.6	3.1
Property, plant and equipment, net	776.7	771.7
Goodwill	1,465.6	1,468.9
Other intangibles, net	2,574.8	2,625.2
Other assets including long-term receivables, net	693.2	712.3
Deferred income taxes	227.9	229.6
Total assets	$10,942.1	$10,186.4
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,185.8	$338.3
Accounts payable, trade and other	1,158.0	946.7
Advance payments from customers	2.8	347.1
Accrued and other liabilities	623.8	674.7
Accrued customer rebates	601.5	295.2
Guarantees of vendor financing	170.0	140.6
Accrued pension and other postretirement benefits, current	4.2	4.2
Income taxes	95.4	82.2
Total current liabilities	$3,841.5	$2,829.0
Long-term debt, less current portion	2,630.8	2,929.5
Accrued pension and other postretirement benefits, long-term	45.1	46.4
Environmental liabilities, continuing and discontinued	413.3	443.5
Deferred income taxes	346.8	350.0
Other long-term liabilities	530.5	603.8
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2021 or 2020	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2021 and 2020	18.6	18.6
Capital in excess of par value of common stock	870.5	860.2
Retained earnings	4,767.9	4,506.4
Accumulated other comprehensive income (loss)	(304.5)	(282.2)
Treasury stock, common, at cost - 2021: 57,284,405 shares, 2020: 56,630,209 shares	(2,241.8)	(2,141.2)
Total FMC stockholders’ equity	$3,110.7	$2,961.8
Noncontrolling interests	23.4	22.4
Total equity	$3,134.1	$2,984.2
Total liabilities and equity	$10,942.1	$10,186.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$386.4	$391.2
Discontinued operations, net of income taxes	22.7	18.3
Income (loss) from continuing operations	$409.1	$409.5
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$85.1	$79.2
Restructuring and other charges (income)	19.5	32.9
Deferred income taxes	(2.9)	(0.6)
Pension and other postretirement benefits	12.3	6.7
Share-based compensation	9.7	11.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(282.9)	(131.5)
Guarantees of vendor financing	29.4	32.9
Advance payments from customers	(344.3)	(486.1)
Accrued customer rebates	305.2	202.6
Inventories	(310.4)	(132.4)
Accounts payable, trade and other	207.5	(65.1)
Income taxes	(9.7)	29.9
Pension and other postretirement benefit contributions	(1.7)	(2.2)
Environmental spending, continuing, net of recoveries	(44.8)	12.2
Restructuring and other spending (1)	(17.0)	(7.3)
Transaction and integration costs	(5.8)	(39.5)
Change in other operating assets and liabilities, net (2)	(97.7)	(0.9)
Cash provided (required) by operating activities of continuing operations	$(39.4)	$(48.4)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(22.5)	$(31.4)
Other discontinued spending	(9.9)	(13.7)
Operating activities of discontinued operations, net of divestiture costs	—	(0.2)
Cash provided (required) by operating activities of discontinued operations	$(32.4)	$(45.3)
____________________
(1)    The restructuring and other spending amount for the six months ended June 30, 2021 and 2020 includes spending of $0.8 million and $2.7 million, respectively, related to the Furadan® asset retirement obligations.
(2)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2021	2020
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(46.9)	$(23.2)
Investment in Enterprise Resource Planning system	(12.7)	(30.6)
Acquisitions, including cost and equity method, net	(2.6)	—
Other investing activities	(19.0)	(20.6)
Cash provided (required) by investing activities of continuing operations	$(81.2)	$(74.4)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$—	$1.1
Cash provided (required) by investing activities of discontinued operations	$—	$1.1
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$546.8	$269.5
Repayments of long-term debt	(2.6)	—
Financing fees	(1.7)	(3.5)
Proceeds from borrowings of long-term debt	—	17.1
Issuances of common stock, net	5.6	13.4
Dividends paid (3)	(124.3)	(114.1)
Repurchases of common stock under publicly announced program	(100.0)	—
Other repurchases of common stock	(7.9)	(7.5)
Cash provided (required) by financing activities of continuing operations	$315.9	$174.9
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(4.3)
Increase (decrease) in cash and cash equivalents	$159.6	$3.6

Cash and cash equivalents, beginning of period	$568.9	$339.1
Cash and cash equivalents, end of period	$728.5	$342.7
____________________
(3)    See Note 15 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $60.1 million and $78.2 million, and income taxes paid, net of refunds were $65.2 million and $39.3 million for the six months ended June 30, 2021 and 2020, respectively. Non-cash additions to property, plant and equipment and other assets were $15.0 million and $12.6 million for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Net income (loss)	—	—	182.6	—	—	0.6	183.2
Stock compensation plans	—	5.2	—	—	4.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.6	—	—	44.6
Foreign currency translation adjustments (1)	—	—	—	(49.5)	—	(0.3)	(49.8)
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(82.7)	—	(82.7)
Balance at March 31, 2021	$18.6	$865.4	$4,627.0	$(282.8)	$(2,219.6)	$22.7	$3,031.3

Net income (loss)	—	—	202.9	—	—	0.3	203.2
Stock compensation plans	—	5.1	—	—	0.5	—	5.6
Shares for benefit plan trust	—	—	—	—	2.5	—	2.5
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.9)	—	—	(40.9)
Foreign currency translation adjustments (1)	—	—	—	14.9	—	0.4	15.3
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(25.2)	—	(25.2)
Balance at June 30, 2021	$18.6	$870.5	$4,767.9	$(304.5)	$(2,241.8)	$23.4	$3,134.1
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Adoption of accounting standards	—	—	—	—	—	—	—
Net income (loss)	—	—	206.2	—	—	—	206.2
Stock compensation plans	—	10.5	—	—	6.0	—	16.5
Shares for benefit plan trust	—	—	—	—	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.6	—	—	1.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	17.2	—	—	17.2
Foreign currency translation adjustments (1)	—	—	—	(33.6)	—	(1.8)	(35.4)
Dividends ($0.44 per share)	—	—	(57.1)	—	—	—	(57.1)
Repurchases of common stock	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2020	$18.6	$840.2	$4,337.9	$(426.8)	$(2,094.5)	$27.3	$2,702.7

Net income (loss)	—	—	184.4	—	—	0.6	185.0
Stock compensation plans	—	6.3	—	—	1.9	—	8.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.4	—	—	1.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(10.5)	—	—	(10.5)
Foreign currency translation adjustments (1)	—	—	—	20.7	—	0.8	21.5
Dividends ($0.44 per share)	—	—	(57.2)	—	—	—	(57.2)
Repurchases of common stock	—	—	—	—	(0.2)	—	(0.2)
Balance at June 30, 2020	$18.6	$846.5	$4,465.1	$(415.2)	$(2,092.8)	$28.7	$2,850.9
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020, changes in equity for the three and six months ended June 30, 2021 and 2020, and our financial positions as of June 30, 2021 and December 31, 2020. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and condensed consolidated statements of changes in equity for the three and six months ended June 30, 2021 and 2020 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 (the "2020 Form 10-K").
Certain prior year amounts have been reclassified to conform to current year's presentation.
Given the COVID-19 pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID-19. As an agriculture sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our manufacturing facilities and distribution warehouses are operational. The extent to which COVID-19 will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. We are adding plant health, which includes biological products, to the below table, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three and six months ended June 30, 2021 and 2020.

The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
North America	$290.5	$311.9	$591.5	$639.5
Latin America	299.6	261.2	502.8	520.4
Europe, Middle East & Africa (EMEA)	272.9	265.4	672.3	680.7
Asia	379.0	316.8	671.0	564.7
Total Revenue	$1,242.0	$1,155.3	$2,437.6	$2,405.3

The following table provides information about disaggregated revenue by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Insecticides	$741.8	$679.9	$1,428.8	$1,400.3
Herbicides	330.8	340.6	692.5	707.8
Fungicides	94.5	61.8	185.0	145.1
Plant Health	52.1	44.0	102.3	90.4
Other	22.8	29.0	29.0	61.7
Total Revenue	$1,242.0	$1,155.3	$2,437.6	$2,405.3

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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2020	Balance as of June 30, 2021	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,433.8	$2,702.9	$269.1
Contract liabilities: Advance Payments from customers	347.1	2.8	(344.3)

The amount of revenue recognized in the six months ended June 30, 2021 that was included in the opening contract liability balance is $344.3 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2021. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $347.1 million as of December 31, 2020 and $2.8 million as of June 30, 2021.

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
The ROU asset and lease liability balances as of June 30, 2021 and December 31, 2020 were as follows:

(in Millions)	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$148.4	$147.3
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$25.0	$25.6
Operating lease noncurrent liabilities	Other long-term liabilities	151.9	151.1
The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Lease Cost Classification	2021	2020	2021	2020
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.7	$9.8	$17.3	$19.8
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.2	1.2	2.4	2.6
Total lease cost		$9.9	$11.0	$19.7	$22.4

June 30, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate	4.1%

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.7)	$(9.8)	$(17.6)	$(19.9)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$13.2	$2.0	$15.9	$2.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2021 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2021 (excluding the six months ending June 30, 2021)	$16.1
2022	29.0
2023	23.4
2024	19.4
2025	18.4
Thereafter	110.4
Total undiscounted lease payments	$216.7
Less: Present value adjustment	(39.8)
Present value of lease liabilities	$176.9

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
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and six months ended June 30, 2021 was approximately $26 million and $51 million, respectively. The amount recognized in revenue for the three and six months ended June 30, 2020 was approximately $32 million and $63 million, respectively.
Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred significant costs associated with integrating the DuPont Crop Protection Business, which included planning for the exit of the transitional service agreement ("TSA") as well as the implementation of a new worldwide Enterprise Resource Planning ("ERP") system as a result of the TSA exit, the majority of which were capitalized in accordance with the relevant accounting literature. As used in this Form 10-Q, the terms "transaction-related expenses" and "transaction-related charges" refer to costs associated with the DuPont Crop Protection Business acquisition, the associated TSA and the implementation of our new ERP system.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table summarizes the costs incurred associated with these activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$—	$13.0	$0.4	$26.0
Total Transaction-related charges	$—	$13.0	$0.4	$26.0

Restructuring charges
DuPont Crop restructuring (2)	$1.7	$16.2	$5.0	$23.2
Total DuPont Crop restructuring charges	$1.7	$16.2	$5.0	$23.2
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
As a result of completing the implementation of our worldwide ERP system, we will have a series of delayed restructurings under a separate initiative from those discussed above. These restructurings are the result of consolidating activities into one system as well as into several shared service centers allowing us to improve productivity and gain efficiencies in our processes. The first wave of this initiative is substantially complete and resulted in pre-tax severance charges of approximately $3 million for the twelve months ended December 31, 2020 and approximately $2 million for the six months ended June 30, 2021 primarily due to the fact we are performing activities in one ERP system as opposed to multiple. Severance associated with the outer years of these restructurings is not expected to be material and will be determined as we progress through the initiative.

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2020	$1,468.9
Foreign currency and other adjustments	(3.3)
Balance, June 30, 2021	$1,465.6

There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2021.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2021			December 31, 2020
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,160.1	$(276.6)	$883.5	$1,169.4	$(249.7)	$919.7
Patents	1.8	(1.2)	0.6	1.9	(1.2)	0.7
Brands (1)	17.8	(9.7)	8.1	18.3	(8.9)	9.4
Purchased and licensed technologies	61.1	(39.6)	21.5	61.1	(38.1)	23.0
Other intangibles	2.5	(1.8)	0.7	3.4	(2.6)	0.8
	$1,243.3	$(328.9)	$914.4	$1,254.1	$(300.5)	$953.6

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	401.3		401.3	412.5		412.5
	$1,660.4		$1,660.4	$1,671.6		$1,671.6
Total intangible assets	$2,903.7	$(328.9)	$2,574.8	$2,925.7	$(300.5)	$2,625.2
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Amortization expense	$15.7	$15.3	$31.5	$30.6

The full year estimated pre-tax amortization expense for the year ended December 31, 2021 and each of the succeeding five years is approximately $64 million, $64 million, $62 million, $61 million, $61 million, and $61 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2019	$26.3
Additions - charged to expense	8.2
Transfer from (to) allowance for credit losses (see below)	(2.9)
Net recoveries, write-offs and other	(3.7)
Balance, December 31, 2020	$27.9
Additions - charged to expense	4.0
Transfer from (to) allowance for credit losses (see below)	(0.5)
Net recoveries, write-offs and other	1.2
Balance, June 30, 2021	$32.6

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $75.6 million as of June 30, 2021. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

A portion of these long-term receivables have payment contracts. We have no reason to believe payments will not be made based upon the credit quality of these customers. Additionally, we also hold significant collateral against these customers including rights to property or other assets as a form of credit guarantee. If the customer does not pay or gives indication that

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

they will not pay, these guarantees allow us to start legal action to block the sale of the customer’s harvest. On an ongoing basis, we continue to evaluate the credit quality of our non-current receivables using aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an additional allowance is necessary.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2019	$61.1
Additions - charged to expense	(3.5)
Transfer from (to) allowance for doubtful accounts (see above)	2.9
Foreign currency adjustments	(7.6)
Net recoveries, write-offs and other	(28.2)
Balance, December 31, 2020	$24.7
Additions - charged to expense	4.8
Transfer from (to) allowance for doubtful accounts (see above)	0.5
Foreign currency adjustments	—
Balance, June 30, 2021	$30.0

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2021	December 31, 2020
Finished goods	$467.3	$434.6
Work in process	850.3	621.9
Raw materials, supplies and other	204.6	165.7
First-in, first-out inventory	$1,522.2	$1,222.2
Less: Excess of first-in, first-out cost over last-in, first-out cost	(124.1)	(126.6)
Net inventories	$1,398.1	$1,095.6

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2021	December 31, 2020
Property, plant and equipment	$1,259.6	$1,191.5
Accumulated depreciation	(482.9)	(419.8)
Property, plant and equipment, net	$776.7	$771.7

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Restructuring charges	$10.5	$16.2	$16.8	$22.8
Other charges (income), net	5.8	3.3	2.7	10.1
Total restructuring and other charges (income)	$16.3	$19.5	$19.5	$32.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities which commenced prior to 2021, see Note 9 to our consolidated financial statements included within our 2020 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring (3)	$—	$1.8	$(0.1)	$1.7
Regional realignment (4)	4.5	2.5	0.2	7.2
Other items	1.6	—	—	1.6
Three Months Ended June 30, 2021	$6.1	$4.3	$0.1	$10.5

DuPont Crop restructuring	$3.2	$1.0	$12.0	$16.2
Three Months Ended June 30, 2020	$3.2	$1.0	$12.0	$16.2

DuPont Crop restructuring (3)	$1.2	$2.9	$0.9	$5.0
Regional realignment (4)	4.5	3.2	0.2	7.9
Other items	3.9	—	—	3.9
Six Months Ended June 30, 2021	$9.6	$6.1	$1.1	$16.8

DuPont Crop restructuring	$8.8	$1.3	$13.1	$23.2
Other items	—	—	(0.4)	(0.4)
Six Months Ended June 30, 2020	$8.8	$1.3	$12.7	$22.8
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
(3)Restructuring charges related to DuPont Crop restructuring during the three and six months ended June 30, 2021 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities. We expect these in-flight restructuring charges to be substantially complete in 2021.
(4)Restructuring charges related to regional realignment activities during the three and six months ended June 30, 2021 are primarily related to severance and employee relocation costs as well as other costs associated with the European headquarter relocation.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/20 (4)	Change in reserves (5)	Cash payments (6)	Balance at 6/30/21 (4)
DuPont Crop restructuring (1)	$13.6	$4.1	$(6.4)	$11.3
Regional realignment (2)	—	7.7	(5.5)	2.2
Other workforce related and facility shutdowns (3)	2.8	3.9	(4.3)	2.4
Total	$16.4	$15.7	$(16.2)	$15.9
____________________
(1)Primarily consists of exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily consists of severance and employee relocation costs as well as other costs associated with the European headquarter relocation.
(3)Primarily severance costs related to workforce reductions and facility shutdowns.
(4)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets.
(5)Primarily severance and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above that impacted our property, plant and equipment balances or other long-term assets are not included in this table.
(6)In addition to the spend above, for the six months ended June 30, 2021 there was also $0.8 million of spending related to the Furadan® asset retirement obligation.
Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Environmental charges, net	$3.7	$3.3	$(0.4)	$9.7
Other items, net	2.1	—	3.1	0.4
Other charges (income), net	$5.8	$3.3	$2.7	$10.1

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 13 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Note 11: Debt
Debt maturing within one year:

(in Millions)	June 30, 2021	December 31, 2020
Short-term foreign debt (1)	$103.1	$98.4
Commercial paper (2)	689.1	146.3
Total short-term debt	$792.2	$244.7
Current portion of long-term debt	393.6	93.6
Total short-term debt and current portion of long-term debt	$1,185.8	$338.3
____________________
(1)    At June 30, 2021, the average effective interest rate on the borrowings was 12.1 percent.
(2)    At June 30, 2021, the average effective interest rate on the borrowings was 0.53 percent.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Long-term debt:

(in Millions)	June 30, 2021
	Interest Rate Percentage	Maturity Date	June 30, 2021	December 31, 2020
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.50%	2032	$49.9	$51.6
Senior notes (less unamortized discount of $0.9 and $1.0, respectively)	3.20% - 4.50%	2022 - 2049	2,199.1	2,199.0
2017 Term Loan Facility	1.35%	2022	700.0	700.0
Revolving Credit Facility (1)	2.78%	2026	—	—
Foreign debt	—% - 7.12%	2021 - 2024	94.2	92.3
Debt issuance cost			(18.8)	(19.8)
Total long-term debt			$3,024.4	$3,023.1
Less: debt maturing within one year			393.6	93.6
Total long-term debt, less current portion			$2,630.8	$2,929.5
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $212.9 million and available funds under this facility were $598.0 million at June 30, 2021.

Revolving Credit Facility Agreement Amendment
On May 26, 2021, FMC Corporation (the Company) entered into a Fourth Amended and Restated Credit Agreement among the Company, as U.S. Borrower, certain foreign subsidiaries of the Company party thereto, as Euro Borrowers (the “Revolving Euro Borrowers” and together with the Company, the “Revolving Borrowers”), the lenders (the “Revolving Credit Lenders”) and issuing banks party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers, Bank of America, N.A., as syndication agent, and certain other financial institutions party thereto as co-documentation agents (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, $400 million of which is available for the issuance of letters of credit for the account of the Revolving Borrowers and $50 million of which is available for swing loans to certain of the Revolving Borrowers, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the “Revolving Credit Facility”). The Revolving Credit Facility is a senior unsecured obligation that ranks equally with the Company’s other senior unsecured obligations. The issuance of letters of credit and the proceeds of revolving credit loans made pursuant to the Revolving Credit Facility are available and will be used for general corporate purposes of the Company and its subsidiaries.

Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the current termination date of the Revolving Credit Facility on May 26, 2026, which is the date five years after the Revolving Credit Facility’s effective date of May 26, 2021. The Company also has the option, subject to certain conditions and prior to each of the first and second anniversaries of such effective date, to extend the termination date of the Revolving Credit Facility to the date that is one year after the current termination date. Voluntary prepayments and commitment reductions under the Revolving Credit Facility are permitted at any time without payment of any prepayment fee upon proper notice and subject to minimum dollar amounts.

Term Loan Agreement Amendment
On May 26, 2021, the Company entered into Amendment No. 3 (the "Term Loan Amendment") to that certain Term Loan Agreement, dated as of May 2, 2017, among the Company, as U.S. Borrower, certain foreign subsidiaries of the Company party thereto, as Euro Borrowers, the lenders party thereto (the "Term Loan Lenders"), Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Bank of America, N.A., as syndication agent, and certain other financial institutions party thereto as co-documentation agents (as previously amended, the "Term Loan Agreement").

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Deferred financing fees totaling $1.7 million associated with both amendments have been deferred and are being recognized to interest expense over the life of the agreements. The maximum leverage ratio financial covenant in the Revolving Credit Agreement and in the Term Loan Agreement is amended, as set forth in each respective amendment agreement.

Covenants
Among other restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2021 was 3.17, which is below the maximum leverage of 3.75 at June 30, 2021. As amended pursuant to the Revolving Credit Agreement and the Term Loan Amendment discussed above, the maximum leverage ratio steps down from 4.0 to 3.75 for the quarter ending June 30, 2021 and then to 3.5 for the quarter ending December 31, 2021 and future quarters thereafter. Our actual interest coverage for the four consecutive quarters ended June 30, 2021 was 8.55, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2021.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(1.1) and $(2.1) for the three and six months ended June 30, 2021 and $(2.1) and $(2.0) for the three and six months ended June 30, 2020, respectively	$(1.0)	$0.3	$(2.6)	$1.2
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.8 and $1.6 for the three and six months ended June 30, 2021 and $0.7 and $1.2 for the three and six months ended June 30, 2020, respectively	(3.4)	(2.6)	(5.7)	(4.5)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.7 and $3.8 for the three and six months ended June 30, 2021 and $2.2 and $4.2 for the three and six months ended June 30, 2020, respectively	(10.2)	(8.5)	(14.4)	(16.0)
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of zero and zero for the three and six months ended June 30, 2021 and zero and $(0.2) for the three and six months ended June 30, 2020, respectively	—	—	—	1.0
Discontinued operations, net of income taxes	$(14.6)	$(10.8)	$(22.7)	$(18.3)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2020	$574.7	$(10.3)	$564.4
Provision (Benefit)	7.8	(0.3)	7.5
(Spending) Recoveries	(67.4)	—	(67.4)
Foreign currency translation adjustments	(2.3)	—	(2.3)
Net change	$(61.9)	$(0.3)	$(62.2)
Total environmental reserves at June 30, 2021	$512.8	$(10.6)	$502.2

Environmental reserves, current (1)	$89.9	$(1.0)	$88.9
Environmental reserves, long-term (2)	422.9	(9.6)	413.3
Total environmental reserves at June 30, 2021	$512.8	$(10.6)	$502.2
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at June 30, 2021. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2020	Increase (Decrease) in recoveries	Cash received	June 30, 2021
Environmental recoveries	$4.4	$0.6	$(0.1)	$4.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Environmental provisions, net - recorded to liabilities (1)	$8.4	$6.7	$7.5	$12.0
Environmental provisions, net - recorded to assets (2)	(0.5)	(0.1)	(0.6)	3.4
Environmental provision, net	$7.9	$6.6	$6.9	$15.4

Continuing operations (3)	$3.7	$3.3	$(0.4)	$9.7
Discontinued operations (4)	4.2	3.3	7.3	5.7
Environmental provision, net	$7.9	$6.6	$6.9	$15.4
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
Pocatello Tribal Litigation
As previously disclosed, on January 11, 2021, the Supreme Court denied FMC's petition to review the Ninth Circuit's decision in the Pocatello Tribal Litigation. In the first quarter of 2021, FMC made $21.4 million in payments to the Tribes for unpaid permit fees incurred from 2002 to 2014, attorney's fees, and interest charges. In the second quarter of 2021, FMC made a further payment to the Tribes of $10.8 million to pay fees and interest incurred from 2015 to 2021. There was no change to our existing reserves as a result of our denied petition other than an inconsequential true up related to interest. Additionally, the reserve for this matter has been adjusted down to reflect the amounts paid to the Tribes.

The expected aggregate undiscounted amount related to this matter was $104.5 million as of December 31, 2020, of which $82.6 million, on a discounted basis, had been recognized in environmental liabilities on our balance sheet. As of June 30, 2021, $42.7 million, on a discounted basis, has been recognized in environmental liabilities on our balance sheet. The decrease in our liability balance from 2020 is primarily due to payments of $32.2 million made in the first two quarters of 2021 and the remeasurement of our discounted liability from the change in discount rate of $8.9 million using the appropriate U.S. Treasury bill rate. In calculating the net present value of future annual permit fees, we used a discount rate of 2.31%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction.

Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2021 there were 0.2 million and 0.2 million potential common shares excluded from Diluted EPS,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
respectively. For the three and six months ended June 30, 2020 there were 0.3 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$217.5	$195.2	$408.2	$408.9
Discontinued operations, net of income taxes	(14.6)	(10.8)	(22.7)	(18.3)
Net income (loss) attributable to FMC stockholders	$202.9	$184.4	$385.5	$390.6
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.5)	(0.9)	(1.0)
Net income (loss) allocable to common stockholders	$202.4	$183.9	$384.6	$389.6

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.68	$1.50	$3.15	$3.15
Discontinued operations	(0.11)	(0.08)	(0.18)	(0.14)
Net income (loss) attributable to FMC stockholders	$1.57	$1.42	$2.97	$3.01

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.67	$1.49	$3.14	$3.13
Discontinued operations	(0.11)	(0.08)	(0.17)	(0.14)
Net income (loss) attributable to FMC stockholders	$1.56	$1.41	$2.97	$2.99

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	129,090	129,725	129,319	129,619
Weighted average additional shares assuming conversion of potential common shares	801	833	813	879
Shares – diluted basis	129,891	130,558	130,132	130,498

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
2021 Activity
Other comprehensive income (loss) before reclassifications	(34.6)	(7.5)	(0.1)	(42.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.2	8.7	19.9
Net current period other comprehensive income (loss)	$(34.6)	$3.7	$8.6	$(22.3)
Accumulated other comprehensive income (loss), net of tax at June 30, 2021	$(10.6)	$(68.1)	$(225.8)	$(304.5)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	(12.9)	25.4	(0.2)	12.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(18.7)	3.2	(15.5)
Net current period other comprehensive income (loss)	$(12.9)	$6.7	$3.0	$(3.2)
Accumulated other comprehensive income (loss), net of tax at June 30, 2020	$(90.6)	$(58.3)	$(266.3)	$(415.2)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Derivative instruments
Gain (loss) on foreign currency contracts	$(7.6)	$16.5	$(12.4)	$30.8	Costs of sales and services
Gain (loss) on foreign currency contracts	0.2	(7.0)	0.3	(8.7)	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.9)	—	(2.1)	0.5	Interest expense, net
Total before tax	$(9.3)	$9.5	$(14.2)	$22.6
	2.2	(1.1)	3.0	(3.9)	Provision for income taxes
Amount included in net income (loss)	$(7.1)	$8.4	$(11.2)	$18.7

Pension and other postretirement benefits (2)
Amortization of prior service costs	$—	$—	$(0.1)	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(5.5)	(2.0)	(10.9)	(4.0)	Non-operating pension and postretirement charges (income)
Total before tax	$(5.5)	$(2.0)	$(11.0)	$(4.1)
	1.2	0.4	2.3	0.9	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(4.3)	$(1.6)	$(8.7)	$(3.2)
Total reclassifications for the period	$(11.4)	$6.8	$(19.9)	$15.5	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

Dividends and Share Repurchases
During the six months ended June 30, 2021 and June 30, 2020, we paid dividends of $124.3 million and $114.1 million, respectively. On July 15, 2021, we paid dividends totaling $61.9 million to our shareholders of record as of June 30, 2021. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of June 30, 2021.

During the six months ended June 30, 2021, 907,760 shares were repurchased under the publicly announced repurchase program. At June 30, 2021, approximately $450 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1.3	$1.3	$—	$—	$2.6	$2.2	$—	$—
Interest cost	6.1	9.2	—	0.1	12.2	18.3	0.1	0.2
Expected return on plan assets	(7.0)	(9.3)	—	—	(14.1)	(18.6)	—	—
Amortization of prior service cost (credit)	—	—	—	—	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	5.9	2.4	(0.2)	(0.2)	11.8	4.9	(0.4)	(0.4)
Net periodic benefit cost (income)	$6.3	$3.6	$(0.2)	$(0.1)	$12.6	$6.9	$(0.3)	$(0.2)

Note 17: Income Taxes
Our effective income tax rates from continuing operations for the three and six months ended June 30, 2021 were 13.3 percent and 13.8 percent, respectively. Our effective income tax rates from continuing operations for the three and six months ended June 30, 2020 were 13.0 percent and 13.5 percent, respectively.
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,097.0 million and $3,640.0 million and the carrying amount is $3,816.6 million and $3,267.8 million as of June 30, 2021 and December 31, 2020, respectively.
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
As of June 30, 2021, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $12.8 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2021. At June 30, 2021, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,264.4 million.
As of June 30, 2021, we had open interest rate contracts in AOCI in a net after tax gain position of $2.6 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At June 30, 2021, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes.
As of June 30, 2021, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2021, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $12.1 million of the net losses after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending June 30, 2022 if spot rates in the future are consistent with forward rates as of June 30, 2021. The actual effect on earnings will be dependent on the actual spot rates when the

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,151.5 million at June 30, 2021.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$23.6	$7.1	$30.7	$(23.0)	$7.7
Interest rate contracts	3.4	—	3.4	—	3.4
Total derivative assets (1)	$27.0	$7.1	$34.1	$(23.0)	$11.1

Foreign exchange contracts	$(46.7)	$(7.4)	$(54.1)	$23.0	$(31.1)
Total derivative liabilities (2)	$(46.7)	$(7.4)	$(54.1)	$23.0	$(31.1)

Net derivative assets (liabilities)	$(19.7)	$(0.3)	$(20.0)	$—	$(20.0)

	December 31, 2020
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$19.4	$1.9	$21.3	$(21.1)	$0.2
Interest rate contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	$19.5	$1.9	$21.4	$(21.1)	$0.3

Foreign exchange contracts	$(42.7)	$(3.1)	$(45.8)	$21.1	$(24.7)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(43.6)	$(3.1)	$(46.7)	$21.1	$(25.6)

Net derivative assets (liabilities)	$(24.1)	$(1.2)	$(25.3)	$—	$(25.3)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended June 30,
(in Millions)	2021	2020	2021	2020	2021	2020
Unrealized hedging gains (losses) and other, net of tax	$(44.1)	$(3.7)	$(3.9)	$1.6	$(48.0)	$(2.1)
Reclassification of deferred hedging (gains) losses, net of tax (1)	5.5	(8.4)	1.6	—	7.1	(8.4)
Total derivative instrument impact on comprehensive income, net of tax	$(38.6)	$(12.1)	$(2.3)	$1.6	$(40.9)	$(10.5)

	Contracts
	Foreign Exchange		Interest rate		Total
	Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020	2021	2020
Unrealized hedging gains (losses) and other, net of tax	$(10.6)	$26.0	$3.1	$(0.6)	$(7.5)	$25.4
Reclassification of deferred hedging (gains) losses, net of tax (1)	9.4	(18.2)	1.8	(0.5)	11.2	(18.7)
Total derivative instrument impact on comprehensive income, net of tax	$(1.2)	$7.8	$4.9	$(1.1)	$3.7	$6.7
______________
(1)See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2021	2020	2021	2020
Foreign exchange contracts	Cost of sales and services	$(15.0)	$(35.1)	$(27.7)	$(24.1)
Total		$(15.0)	$(35.1)	$(27.7)	$(24.1)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. During the periods presented there were no transfers between fair value hierarchy levels.

(in Millions)	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$7.7	$—	$7.7	$—
Derivatives – Interest rate (1)	3.4	—	3.4	—
Other (2)	22.5	22.5	—	—
Total assets	$33.6	$22.5	$11.1	$—

Liabilities
Derivatives – Foreign exchange (1)	$31.1	$—	$31.1	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	26.8	26.8	—	—
Total liabilities	$57.9	$26.8	$31.1	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	0.1	—	0.1	—
Other (2)	24.1	24.1	—	—
Total assets	$24.4	$24.1	$0.3	$—

Liabilities
Derivatives – Foreign exchange (1)	$24.7	$—	$24.7	$—
Derivatives – Interest rate (1)	0.9	—	0.9	—
Other (3)	35.2	35.2	—	—
Total liabilities	$60.8	$35.2	$25.6	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2021. These guarantees arise during the ordinary course of business from relationships with customers

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$170.0
Other debt guarantees (2)	3.9
Total	$173.9
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
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The potential adverse effect of the COVID-19 pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets, has been one of the most significant risk factors for our company. Thus far, we have mitigated the risks associated with the pandemic during the most intense periods of interruptions in global and nationwide economic activity and now expect the pandemic to represent less of a risk for ongoing operations. The extent to which COVID-19 will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2020 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. However, we did have a third-party U.S. toller that was disrupted in the fourth quarter of 2020 because of COVID-related staffing issues, which signifies one of the ongoing business risks that the pandemic creates. We are closely monitoring raw material and supply chain costs. The extent to which COVID-19 will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.
We have implemented procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. In June 2021, we introduced flexible work arrangements to facilitate the return of all staff to our headquarters in Philadelphia as well as some other locations in adherence with local guidelines, and we are resuming in-office operations where permitted by local authorities. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses. In all our facilities, we are using a variety of best practices to address COVID-19 risks, following the protocols and procedures recommended by leading health authorities. We continue to have zero transmissions of the virus in our facilities. We are monitoring the situation in regions where the pandemic continues to escalate and in such regions will remain in a remote working environment until it is safe to return to the workplace. On May 3, 2021, in response to the challenges India is facing with significant increases in COVID cases across the country, we announced our commitment to donate seven pressure swing adsorption oxygen plants to hospitals across five states in India to help address the rapidly increasing demand for medical oxygen. This program focuses on rural areas where we are providing further community support.
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
Second Quarter 2021 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended June 30, 2021:
•Revenue of $1,242.0 million for the three months ended June 30, 2021 increased $86.7 million or approximately 8 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 7 percent, sales in Latin America increased approximately 15 percent, sales in Europe, Middle East and Africa increased by approximately 3 percent, and sales in Asia increased approximately 20 percent. The increase was mostly driven by volume growth, reflecting robust demand for our products around the world. Excluding foreign currency impacts, revenue increased 4 percent during the quarter.
•Our gross margin of $531.8 million increased versus the prior year quarter by $9.1 million driven by higher volumes. Gross margin percent of approximately 43 percent decreased compared to approximately 45 percent in the prior year period.

•Selling, general and administrative expenses decreased from $171.0 million to $161.0 million, or approximately 6 percent. Selling, general and administrative expenses, excluding transaction-related charges, of $161.0 million increased $3.0 million, or approximately 2 percent, compared to the prior year.
•Research and development expenses of $65.9 million increased $1.6 million or approximately 2 percent. In the prior year period we phased some research and development projects differently to allow for lower costs in response to the pandemic without fundamentally impacting long-term timelines. In the current year period we have resumed research and development expenses related to these projects.
•Net income (loss) attributable to FMC stockholders increased from $184.4 million to $202.9 million which represents an increase of $18.5 million, or approximately 10 percent. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $235.2 million increased compared to the prior year amount of $224.0 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
2021 Outlook Update

In 2021, we now expect the global crop protection market to be up mid-single digits, on a U.S. dollar basis, which is slightly higher than our prior forecast. The change from prior forecast is due to our view that the Latin American market will now grow in the high-single digits, versus low single digits previously. Basic crop fundamentals remain strong, especially in that region. We continue to anticipate mid-single digit growth in the EMEA market, low- to mid-single digit growth in the Asian market and low-single digit growth in the North American market.

Our 2021 revenue forecast remains in the range of approximately $4.9 billion to $5.1 billion, up approximately 8 percent at the midpoint versus 2020. Full year adjusted EBITDA(1) is now expected to be in the range of $1.29 billion to $1.35 billion, representing 6 percent growth at the midpoint versus 2020 results. 2021 adjusted earnings are now expected to be in the range of $6.54 to $6.94 per diluted share(1), representing a year over year increase of 9 percent at the midpoint. This is down 31 cents at the midpoint versus our prior forecast. Consistent with past practice, we do not factor in any benefit from potential share repurchases in our EPS guidance. Full-year earnings growth drivers include significant volume growth, higher pricing, and foreign currency benefits. Adjusted earnings estimates do not include the benefit of any future share repurchases. For cash flow outlook, refer to the liquidity and capital resources section below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,242.0	$1,155.3	$2,437.6	$2,405.3
Costs of sales and services	710.2	632.6	1,393.4	1,321.1
Gross margin	$531.8	$522.7	$1,044.2	$1,084.2
Selling, general and administrative expenses	161.0	171.0	335.5	360.4
Research and development expenses	65.9	64.3	139.9	131.6
Restructuring and other charges (income)	16.3	19.5	19.5	32.9
Total costs and expenses	$953.4	$887.4	$1,888.3	$1,846.0
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$288.6	$267.9	$549.3	$559.3
Non-operating pension and postretirement charges (income)	4.8	2.2	9.6	4.4
Interest expense, net	32.6	40.7	65.0	81.5
Income (loss) from continuing operations before income taxes	$251.2	$225.0	$474.7	$473.4
Provision (benefit) for income taxes	33.4	29.2	65.6	63.9
Income (loss) from continuing operations	$217.8	$195.8	$409.1	$409.5
Discontinued operations, net of income taxes	(14.6)	(10.8)	(22.7)	(18.3)
Net income (loss) (GAAP)	$203.2	$185.0	$386.4	$391.2
Adjustments to arrive at Adjusted EBITDA:
Corporate special charges (income):
Restructuring and other charges (income) (3)	$16.3	$19.5	$19.5	$32.9
Non-operating pension and postretirement charges (income) (4)	4.8	2.2	9.6	4.4
Total transaction-related charges (5)	—	13.0	0.4	26.0
Discontinued operations, net of income taxes	14.6	10.8	22.7	18.3
Interest expense, net	32.6	40.7	65.0	81.5
Depreciation and amortization	42.5	40.1	85.1	79.2
Provision (benefit) for income taxes	33.4	29.2	65.6	63.9
Adjusted EBITDA (Non-GAAP) (2)	$347.4	$340.5	$654.3	$697.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$—	$13.0	$0.4	$26.0
Total Transaction-related charges	$—	$13.0	$0.4	$26.0
____________________
(1)    Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$202.9	$184.4	$385.5	$390.6

Corporate special charges (income), pre-tax (1)	21.1	34.7	29.5	63.3
Income tax expense (benefit) on Corporate special charges (income) (2)	(4.7)	(5.9)	(6.3)	(10.8)
Corporate special charges (income), net of income taxes	$16.4	$28.8	$23.2	$52.5
Discontinued operations attributable to FMC Stockholders, net of income taxes	14.6	10.8	22.7	18.3
Non-GAAP tax adjustments (3)	1.3	—	3.8	2.2
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$235.2	$224.0	$435.2	$463.6
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

ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended June 30, 2021 vs. 2020
Total Revenue Change (GAAP)	8%
Less: Foreign Currency Impact	4%
Organic Revenue Change (Non-GAAP)	4%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended June 30, 2021 vs. 2020
Revenue of $1,242.0 million increased $86.7 million, or approximately 8 percent, versus the prior year period. The increase was driven by volume increases and favorable foreign currencies, which benefited revenue by approximately 4 percent each. Excluding foreign currency impacts, revenue increased approximately 4 percent during the quarter.
Six Months Ended June 30, 2021 vs. 2020
Revenue of $2,437.6 million increased $32.3 million, or approximately 1 percent, versus the prior year period, driven by favorable foreign currencies which contributed an approximate 2 percent increase. Lower volumes impacted revenue by approximately 1 percent. Excluding foreign currency impacts, revenue decreased approximately 1 percent. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
North America	$290.5	$311.9	$591.5	$639.5
Latin America	299.6	261.2	502.8	520.4
Europe, Middle East & Africa (EMEA)	272.9	265.4	672.3	680.7
Asia	379.0	316.8	671.0	564.7
Total Revenue	$1,242.0	$1,155.3	$2,437.6	$2,405.3

Three Months Ended June 30, 2021 vs. 2020
North America: Revenue decreased approximately 7 percent versus the prior year period, or 8 percent excluding foreign currency. Similar to prior quarter, the decrease was driven by the shift of diamide partner sales from North America to other regions. Excluding revenue from our global diamide partnerships, our U.S. and Canada crop business grew more than 20 percent, driven by an approximate $25 million contribution from new product launches Xyway™ fungicide and Vantacor™ insect control.
Latin America: Revenue increased approximately 15 percent versus the prior year period, or approximately 12 percent excluding foreign currency. Double-digit growth in Mexico and Colombia was driven by the strength of our products on specialty crops. We also had a shift of diamide partner sales to Latin America from North America, which boosted the year-over-year growth rate.
EMEA: Revenue increased approximately 3 percent versus the prior year period, or decreased approximately 3 percent excluding foreign currency. Diamide growth and strong sales of herbicides for cereals and sugar beets were more than offset by a delayed start of Spring, which resulted in lost applications, as well as discontinued product registrations.
Asia: Revenue increased approximately 20 percent versus the prior year period, or approximately 13 percent excluding foreign currency, driven by double-digit growth in India, Australia, Indonesia, and Pakistan. Growth was primarily driven by insecticides, but herbicide sales were also strong, particularly in India for soybean and sugarcane applications.
Six Months Ended June 30, 2021 vs. 2020
North America: Revenue decreased approximately 8 percent versus the prior year period driven by a shift of diamide partner sales from North America to other regions. The decrease was partially offset by sales growth for herbicides and strong product launches of Xyway™ fungicide and Vantacor™ insect control.
Latin America: Revenue decreased approximately 3 percent versus the prior year period, or approximately 1 percent excluding foreign currency headwinds. In the first quarter of 2021, we proactively reduced channel inventory of FMC products as planned, improving our inventory situation in Brazil. Additionally, Brazil's cotton business was very strong for us in the three months ended March 31, 2020, which did not repeat in 2021. These were partially offset by a return to growth in Brazil and strong contributions from Mexico and the Andean subregion in the second quarter of 2021.
EMEA: Revenue decreased approximately 1 percent versus the prior year period, or approximately 6 percent excluding foreign currency, primarily due to discontinued registrations and a delayed start to Spring which resulted in lost applications. These more than offset strong sales of diamides and other insecticides and fungicides.
Asia: Revenue increased approximately 19 percent versus the prior year period, or approximately 13 percent excluding foreign currency headwinds, driven by growth in Australia and India. We had strong sales for our new Overwatch® herbicide and sales of our diamides were robust across the region.
For 2021, full-year revenue is expected to be in the range of approximately $4.9 billion to $5.1 billion, which represents approximately 8 percent growth at the midpoint versus 2020.
Gross margin
Three Months Ended June 30, 2021 vs. 2020
Gross margin of $531.8 million increased $9.1 million, or approximately 2 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes.
Gross margin percent of approximately 43 percent decreased 2 percent compared to approximately 45 percent in the prior year period primarily due to accelerating raw material and logistic costs.
Six Months Ended June 30, 2021 vs 2020
Gross margin of $1,044.2 million decreased $40.0 million, or approximately 4 percent versus the prior year period.
Gross margin percent of approximately 43 percent decreased slightly from approximately 45 percent in the prior year period primarily due to accelerating raw material and logistic costs.
Selling, general and administrative expenses
Three Months Ended June 30, 2021 vs. 2020
Selling, general and administrative expenses of $161.0 million decreased $10.0 million, or 6 percent, versus the prior year period. A large portion of the decrease was related to the fact that we did not incur any transaction-related expenses after the first quarter of 2021. Selling, general and administrative expenses, excluding transaction-related charges, increased $3.0 million, or approximately 2 percent, versus the prior year period.
Six Months Ended June 30, 2021 vs. 2020
Selling, general and administrative expenses of $335.5 million decreased $24.9 million, or approximately 7 percent versus the prior year period due to the cessation of transaction-related expenses, as mentioned above. Selling, general and administrative expenses, excluding transaction-related charges, increased $0.7 million, versus the prior year period.
Research and development expenses
Three Months Ended June 30, 2021 vs. 2020
Research and development expenses of $65.9 million increased $1.6 million, or approximately 2 percent versus the prior year period. In the current year period we returned to spending on some research and development projects that were paused last year for cost control measures. In the full year 2020 we eliminated or delayed certain non-essential expenditures to offset effects of the COVID-19 pandemic and phased some projects differently to allow lower costs in response to the pandemic without fundamentally impacting long-term timelines.
Six Months Ended June 30, 2021 vs. 2020
Research and development expenses of $139.9 million increased $8.3 million, or approximately 6 percent versus the prior year period. As noted above, the increase in research and development expenditures is related to cost-saving measures taken in the prior year in response to the COVID-19 pandemic.

Adjusted EBITDA (Non-GAAP)
Three Months Ended June 30, 2021 vs. 2020
Adjusted EBITDA of $347.4 million increased $6.9 million, or approximately 2 percent versus the prior year period. The increase was mainly driven by volume growth, which benefited Adjusted EBITDA by approximately 12 percent. This was largely offset by cost increases in raw materials, packaging, and logistics costs, and to a lesser extent the reversal of some temporary cost savings in the prior year, which had an unfavorable impact of approximately 10 percent on Adjusted EBITDA.
Six Months Ended June 30, 2021 vs. 2020
Adjusted EBITDA of $654.3 million decreased $43.1 million, or approximately 6 percent versus the prior year period. The decrease was driven by higher cost, primarily increases in raw materials, packaging, and logistics, as well as price, which had unfavorable impacts of approximately 8 percent and 1 percent, respectively. Unfavorable foreign currency fluctuations impacted the change in Adjusted EBITDA by approximately 1 percent. These factors more than offset volume growth which contributed an approximate 4 percent increase.
For 2021, full-year Adjusted EBITDA is expected to be in the range of $1.29 billion to $1.35 billion, which represents approximately 6 percent growth at the midpoint versus 2020. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2021 Outlook Update within this section of the Form 10-Q.
Other Results of Operations

Depreciation and amortization
Three Months Ended June 30, 2021 vs. 2020
Depreciation and amortization of $42.5 million increased $2.4 million, or approximately 6 percent, as compared to the prior year period of $40.1 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.
Six Months Ended June 30, 2021 vs. 2020
Depreciation and amortization of $85.1 million increased $5.9 million, or approximately 7 percent, as compared to the prior year period of $79.2 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.

Interest expense, net
Three Months Ended June 30, 2021 vs. 2020
Interest expense, net of $32.6 million decreased compared to the prior year period of $40.7 million. The decrease was driven by the benefit of lower LIBOR rates as well as lower foreign debt balances partially offset by higher average commercial paper balances.
Six Months Ended June 30, 2021 vs. 2020
Interest expense, net of $65.0 million decreased compared to the prior year period of $81.5 million. The decrease was driven by the benefit of lower LIBOR rates as well as lower foreign debt balances partially offset by higher average commercial paper balances.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2021	2020	2021	2020
Restructuring charges	$10.5	$16.2	$16.8	$22.8
Other charges (income), net	5.8	3.3	2.7	10.1
Total restructuring and other charges (income)	$16.3	$19.5	$19.5	$32.9

Three Months Ended June 30, 2021 vs. 2020
Restructuring charges in 2021 of $10.5 million consist of $7.2 million of charges related to regional realignment activities, including severance and employee relocation costs, and $1.7 million associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives, including severance, accelerated depreciation on certain fixed assets, and other costs (benefits). Additionally, there were other miscellaneous restructuring charges of $1.6 million.
Restructuring charges in 2020 of $16.2 million represent charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits).
Other charges, net in 2021 of $5.8 million primarily consists of charges related to environmental sites.
Other charges, net in 2020 of $3.3 million primarily consists of charges related to environmental sites.
Six Months Ended June 30, 2021 vs. 2020
Restructuring charges in 2021 of $16.8 million consist of $7.9 million of charges associated with regional realignment activities, including severance and employee relocation costs, and $5.0 million related to the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. Additionally, there were other miscellaneous restructuring charges of $3.9 million.
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
Other charges, net in 2021 of $2.7 million primarily consists of in-process research and development charges.
Other charges, net in 2020 of $10.1 million primarily consists of charges related to environmental sites of $9.7 million.
Non-operating pension and postretirement charges (income)
Charges for the three months ended June 30, 2021 were $4.8 million compared to charges of $2.2 million for the three months ended June 30, 2020. The increase in non-operating pension and post retirement charges (income) is attributable to a lower expected return on plan assets, with rates changing from 4.25 percent to 3 percent, and a higher amortization of net loss. Partially offsetting these increases was a decrease in interest cost due to falling discount rates.
Charges for the six months ended June 30, 2021 were $9.6 million compared to charges of $4.4 million for the six months ended June 30, 2020. The increase in non-operating pension and post retirement charges (income) is attributable to a lower expected return on plan assets, with rates changing from 4.25 percent to 3 percent, and a higher amortization of net loss. Partially offsetting these increases was a decrease in interest cost due to falling discount rates.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 5 to the condensed consolidated financial statements included within this Form 10-Q.

Provision for income taxes
Three Months Ended June 30, 2021 vs. 2020
Provision for income taxes for the three months ended June 30, 2021 was $33.4 million resulting in an effective tax rate of 13.3 percent. Provision for income taxes for the three months ended June 30, 2020 was $29.2 million resulting in an effective tax rate of 13.0 percent. The primary drivers for the increase in the effective tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 are shown in the table below.

	Three Months Ended June 30,
	2021			2020
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$251.2	$33.4	13.3%	$225.0	$29.2	13.0%
Corporate special charges (income)	21.1	4.7		34.7	5.9
Tax adjustments (1)		(1.3)			—
Non-GAAP - Continuing operations	$272.3	$36.8	13.5%	$259.7	$35.1	13.5%

_______________
(1)     Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Six Months Ended June 30, 2021 vs. 2020
Provision for income taxes for the six months ended June 30, 2021 was $65.6 million resulting in an effective tax rate of 13.8 percent. Provision for income taxes for the six months ended June 30, 2020 was $63.9 million resulting in an effective tax rate of 13.5 percent. The primary drivers for the increase in the effective tax rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 are shown in the table below.

	Six Months Ended June 30,
	2021			2020
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$474.7	$65.6	13.8%	$473.4	$63.9	13.5%
Corporate special charges (income)	29.5	6.3		63.3	10.8
Tax adjustments (1)		(3.8)			(2.2)
Non-GAAP - Continuing operations	$504.2	$68.1	13.5%	$536.7	$72.5	13.5%
_______________
(1)     Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments

Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended June 30, 2021 vs. 2020
Discontinued operations, net of income taxes represented a loss of $14.6 million for the three months ended June 30, 2021 compared to a loss of $10.8 million for the three months ended June 30, 2020. The loss during both the second quarter of 2021 and 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations.
Six Months Ended June 30, 2021 vs. 2020
Discontinued operations, net of income taxes represented a loss of $22.7 million for the six months ended June 30, 2021 compared to a loss of $18.3 million for the six months ended June 30, 2020. The loss during both the six months ended 2021 and 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss) attributable to FMC stockholders
Three Months Ended June 30, 2021 vs. 2020
Net income (loss) increased to $202.9 million from income of $184.4 million in the prior year period. The higher results were primarily driven by an increase in gross margin of approximately $9 million driven by higher volume, and lower selling, general and administrative costs of approximately $10 million, driven by the lack of transaction costs compared to the prior year.
Six Months Ended June 30, 2021 vs. 2020
Net income (loss) decreased to $385.5 million from income of $390.6 million in the prior year period. The lower results were primarily driven by a decrease in gross margin of approximately $40 million, primarily due to higher costs, and an increase of approximately $8 million in research and development expenses compared to the prior year, partially offset by lower selling, general and administrative costs of approximately $25 million and lower restructuring and other charges (income) of approximately $13 million compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2021 and December 31, 2020, were $728.5 million and $568.9 million, respectively. Of the cash and cash equivalents balance at June 30, 2021, $705.8 million were held by our foreign subsidiaries. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries’ operating activities and future foreign investments. We have not provided income taxes for other additional outside basis differences inherent in our investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal or remittance.
At June 30, 2021, we had total debt of $3,816.6 million as compared to $3,267.8 million at December 31, 2020. Total debt included $2,630.8 million and $2,929.5 million of long-term debt (excluding current portions of $393.6 million and $93.6 million) at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, our remaining borrowing capacity under our credit facility was $598.0 million. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for discussion of the amendments to the Revolving Credit Facility Agreement and Term Loan Agreement undertaken this quarter.
As of June 30, 2021, we were in compliance with all of our debt covenants. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2021.
Short-term debt, which consists of short-term foreign borrowings and commercial paper borrowings, increased from $338.3 million at December 31, 2020 to $1,185.8 million at June 30, 2021. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At June 30, 2021, we had $689.1 million commercial paper borrowings under the commercial paper program. At June 30, 2021, the average effective interest rate on the borrowings was 0.53% percent.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(39.4) million and $(48.4) million for the six months ended June 30, 2021 and 2020, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2021	2020
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$549.3	$559.3
Restructuring and other charges (income), total transaction-related charges and depreciation and amortization	105.0	138.1
Operating income before depreciation and amortization (Non-GAAP)	$654.3	$697.4
Change in trade receivables, net (1)	(282.9)	(131.5)
Change in guarantees of vendor financing	29.4	32.9
Change in advance payments from customers (2)	(344.3)	(486.1)
Change in accrued customer rebates (3)	305.2	202.6
Change in inventories (4)	(310.4)	(132.4)
Change in accounts payable (5)	207.5	(65.1)
Change in all other operating assets and liabilities (6)	(103.6)	(11.9)
Operating cash flows (Non-GAAP)	$155.2	$105.9

Restructuring and other spending (7)	$(17.0)	$(7.3)
Environmental spending, continuing, net of recoveries (8)	(44.8)	12.2
Pension and other postretirement benefit contributions (9)	(1.7)	(2.2)
Net interest payments (10)	(60.1)	(78.2)
Tax payments, net of refunds (10)	(65.2)	(39.3)
Transaction and integration costs (11)	(5.8)	(39.5)
Cash provided (required) by operating activities of continuing operations	$(39.4)	$(48.4)
____________________
(1)    Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2021 was driven by timing of collections as well as higher volumes for revenue year over year, particularly in the second quarter of 2021. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2021, we collected approximately $424 million of receivables in Brazil.
(2)    Advance payments are primarily associated within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place. The change was primarily related to lower advance payments received in the respective last two fourth quarters.
(3)    These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with the mix in sales eligible for rebates and incentives which includes higher revenues for products eligible for rebates in 2021 compared to 2020 and timing of certain rebate payments.
(4)    Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Higher inventory build in 2021 is in line with the projected demand for the second half of 2021, inventory recovery after supplier constraints in 2020, and accelerating cost increases in 2021.
(5)    The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors and the 2021 increase is also in line with the 2021 inventory build noted above.
(6)    Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $51 million and $68 million, respectively.
(7)    See Note 10 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8)    The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. During the first quarter of 2021, FMC made $21.4 million in payments for the Pocatello Tribal Litigation judgement plus interest charges. In the second quarter of 2021, FMC made a further payment to the Tribes of

$10.8 million to pay fees and interest incurred from 2015 to 2021. Refer to Note 13 for more details. During the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million.
(9)    There were no voluntary contributions to our U.S. qualified defined benefit plan for the three months ended June 30, 2021 and 2020.
(10)    Amounts shown in the chart represent net payments of our continuing operations. The increase in tax payments year over year is primarily attributable to the deferral of income tax payments in 2020 in various jurisdictions as a result of the COVID-19 pandemic.
(11)    Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. As noted, the integration is considered complete and the 2021 payments are associated with settlement of final amounts payable to various vendors. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q for more information.

Cash provided (required) by operating activities of discontinued operations was $(32.4) million and $(45.3) million for the six months ended June 30, 2021 and 2020, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(81.2) million and $(74.4) million for the six months ended June 30, 2021 and 2020, respectively.
The change in cash from investing activities of continuing operations during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to slightly higher capital expenditure spending following deferral of projects last year due to COVID-19, partially offset by a reduction in spending associated with the implementation of our new SAP system compared to the prior year.
Cash provided (required) by investing activities of discontinued operations was zero and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.
Cash provided by investing activities of discontinued operations for the six months ended June 30, 2020 represents the final proceeds, due to a hold back provision, from the sale of the first of two parcels of land of our discontinued site in Newark, California which was sold in the six months ended June 30, 2019.
Cash provided (required) by financing activities of continuing operations was $315.9 million and $174.9 million for the six months ended June 30, 2021 and 2020, respectively.
The change period over period in financing activities of continuing operations is primarily due to higher debt borrowings in the current year period, partially offset by $100 million of repurchases of common stock under our publicly announced program in 2021 versus zero in the prior period. See below discussion for dividend payments which are a component of cash provided (required) by financing activities of continuing operations.

Free Cash Flow
We define free cash flow, a Non-GAAP financial measure, as all cash inflows and outflows excluding those related to financing activities (such as debt repayments, dividends, and share repurchases) and acquisition related investing activities. Free cash flow is calculated as all cash from operating activities reduced by spending for capital additions and other investing activities as well as legacy and transformation spending. Therefore, our calculation of free cash flow will almost always result in a lower amount than cash from operating activities from continuing operations, the most directly comparable U.S. GAAP measure. However, the free cash flow measure is consistent with management's assessment of operating cash flow performance and we believe it provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions including cost and equity method investments, and return capital to shareholders through share repurchases and dividends.
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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Six Months Ended June 30,
	2021	2020
Cash provided (required) by operating activities of continuing operations (GAAP)	$(39.4)	$(48.4)
Transaction and integration costs (1)	5.8	39.5
Adjusted cash from operations (2)	$(33.6)	$(8.9)

Capital expenditures (3)	(46.9)	(23.2)
Other investing activities (3)(4)	(19.0)	(20.6)
Capital additions and other investing activities	$(65.9)	$(43.8)

Cash provided (required) by operating activities of discontinued operations (5)	(32.4)	(45.3)
Cash provided (required) by investing activities of discontinued operations (5)	—	1.1
Transaction and integration costs (1)	(5.8)	(39.5)
Investment in Enterprise Resource Planning system (3)	(12.7)	(30.6)
Legacy and transformation (6)	$(50.9)	$(114.3)

Free cash flow (Non-GAAP)	$(150.4)	$(167.0)
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
(4)    Cash spending associated with contract manufacturers was $14.1 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively.
(5)    Refer to the above discussion for further details.
(6)    Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2021 Cash Flow Outlook
Our cash needs for 2021 include operating cash requirements (which are impacted by potential contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2021, our remaining borrowing capacity under our credit facility was $598.0 million.
We now expect our full year 2021 free cash flow (Non-GAAP) guidance range to be approximately $480 million to $570 million. For the six months ended June 30, 2021, free cash flow increased approximately $16 million from the prior year period. Adjusted cash from operations decreased from the prior year period, primarily driven by timing changes of certain tax payments as well as environmental spending, primarily Pocatello. Inventory was higher, reflecting the accelerating cost of raw materials as well as increased inventory levels, particularly diamides, in preparation for the second half of 2021; however, this growth was offset by increased payables. Capital additions were slightly higher as we increased spending following deferral of projects last year due to COVID-19. Legacy and transformation spending was down substantially with the benefit of the completion of our SAP platform.
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

Cash from operating activities of continuing operations
Our outlook compared to the forecast given in our Form 10-Q for the quarter ended March 31, 2021 has weakened slightly for cash from operating activities, excluding the effects of transaction-related cash flows, primarily driven by lower forecasted Adjusted EBITDA as well as slightly higher than expected working capital, to be in the range of approximately $700 million to $860 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes, and interest on borrowings.
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
Environmental
Projected 2021 spending, net of recoveries includes approximately $60 million to $70 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $43 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation. Of the total 2021 projected spend at this site, $21.4 million was paid in the first quarter of 2021. An additional payment of $10.8 million for past years' permit fees plus interest associated with these payments was made in second quarter of 2021. In addition to the expected 2021 payments for Pocatello, the judgment resulted in the requirement for future payments of $1.5 million annually thereafter.
Total projected 2021 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of approximately $117 million to $127 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $37 million to $47 million in 2021, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products) in 2019.
Capital additions and other investing activities
Projected 2021 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $150 million to $180 million. The spending is primarily driven by capacity growth as well as catching up on deferred projects. Expenditures related to contract manufacturers are included within "Other investing activities" on the condensed consolidated statement of cash flows.
Legacy and transformation
Projected 2021 legacy and transformation spending are expected to be in the range of approximately $80 million to $100 million. This is primarily driven by environmental remediation spending and legacy liabilities. We completed the integration of the DuPont Crop Protection Business as of June 30, 2020, except for the completion of certain in-flight initiatives, primarily associated with the finalization of our worldwide ERP system. As noted, the TSA is now terminated and the last phase of the ERP system transition went live in November 2020 with a stabilization period that went into the first quarter of 2021.
Projected 2021 spending, net of recoveries includes approximately $52 million to $62 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site. The settlement will result in spending of approximately $20 million to $30 million for 2021, due to front loading of reimbursement in installments of past costs, and a $10 million maximum per year thereafter, on average, until the remediation is complete.
Total projected 2021 environmental spending, inclusive of sites accounted for within both continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $117 million to $127 million.

Share repurchases
During the six months ended June 30, 2021, 907,760 shares were repurchased for approximately $100 million under the publicly announced repurchase program. At June 30, 2021, approximately $450 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase $350 million to $450 million in shares by the end of 2021 under our existing share repurchase authorization.
Dividends
During the six months ended June 30, 2021 and June 30, 2020, we paid dividends of $124.3 million and $114.1 million, respectively. On July 15, 2021, we paid dividends totaling $61.9 million to our shareholders of record as of June 30, 2021. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7 of our 2020 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2021.

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
At June 30, 2021, our financial instrument position was a net liability of $20.0 million compared to a net liability of $25.3 million at December 31, 2020. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk

Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2021 and December 31, 2020, with all other variables (including interest rates) held constant. Note, as of June 30, 2021 and December 31, 2020, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2021 and December 31, 2020, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2021	$(23.4)	$(0.2)	$(53.2)

Net asset (liability) position at December 31, 2020	(24.5)	8.4	(9.6)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2021, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at June 30, 2021 and December 31, 2020, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at June 30, 2021	$3.4	$12.9	$(5.9)

Net asset (liability) position at December 31, 2020	(0.8)	8.8	(10.4)

Our debt portfolio, at June 30, 2021, is composed of 62 percent fixed-rate debt and 38 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2021, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $7.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.6 million for the six months ended June 30, 2021.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of June 30, 2021, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity, for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 4, 2021

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2020 Form 10-K, see Notes 13 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the year ended December 31, 2020 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2021	1,237	$113.03	—	—	$475,012,271
May 2021	160	117.88	—	—	475,012,271
June 2021	212,316	118.09	211,686	24,999,889	450,012,382
Total Q2 2021	213,713	$118.07	211,686	24,999,889
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

During the six months ended June 30, 2021, 907,760 shares were repurchased under the publicly announced repurchase program. At June 30, 2021, approximately $450 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

*10.1
Fourth Amended and Restated Credit Agreement, dated as of May 26, 2021, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2021).

*10.2
Amendment No. 3, dated as of May 26, 2021, to the Term Loan Agreement, dated as of May 2, 2017, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.2 to the Current Report on Form 8-K filed on May 28, 2021).

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
Date: August 4, 2021