Form 10-Q
period 2021-09-30
FMC CORP
filed 2021-11-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of September 30, 2021, there were 126,751,495 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,194.0	$1,084.6	$3,631.6	$3,489.9
Costs and Expenses
Costs of sales and services	681.2	618.2	2,074.6	1,939.3
Gross margin	$512.8	$466.4	$1,557.0	$1,550.6
Selling, general and administrative expenses	183.5	187.7	519.0	548.1
Research and development expenses	79.5	71.7	219.4	203.3
Restructuring and other charges (income)	32.8	11.0	52.3	43.9
Total costs and expenses	$977.0	$888.6	$2,865.3	$2,734.6
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$217.0	$196.0	$766.3	$755.3
Non-operating pension and postretirement charges (income)	5.1	11.6	14.7	16.0
Interest expense, net	33.1	35.5	98.1	117.0
Income (loss) from continuing operations before income taxes	$178.8	$148.9	$653.5	$622.3
Provision (benefit) for income taxes	8.7	18.4	74.3	82.3
Income (loss) from continuing operations	$170.1	$130.5	$579.2	$540.0
Discontinued operations, net of income taxes	(9.7)	(18.4)	(32.4)	(36.7)
Net income (loss)	$160.4	$112.1	$546.8	$503.3
Less: Net income (loss) attributable to noncontrolling interests	2.5	0.7	3.4	1.3
Net income (loss) attributable to FMC stockholders	$157.9	$111.4	$543.4	$502.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$167.6	$129.8	$575.8	$538.7
Discontinued operations, net of income taxes	(9.7)	(18.4)	(32.4)	(36.7)
Net income (loss) attributable to FMC stockholders	$157.9	$111.4	$543.4	$502.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$1.00	$4.46	$4.14
Discontinued operations	(0.08)	(0.14)	(0.25)	(0.28)
Net income (loss) attributable to FMC stockholders	$1.22	$0.86	$4.21	$3.86
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$0.99	$4.44	$4.12
Discontinued operations	(0.08)	(0.14)	(0.25)	(0.28)
Net income (loss) attributable to FMC stockholders	$1.22	$0.85	$4.19	$3.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$160.4	$112.1	$546.8	$503.3
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(26.8)	$41.7	$(61.3)	$27.8
Total foreign currency translation adjustments (1)	$(26.8)	$41.7	$(61.3)	$27.8

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $0.5 and $2.5 for the three and nine months ended September 30, 2021 and $(3.9) and $3.0 for the three and nine months ended September 30, 2020, respectively.	$41.6	$3.9	$34.1	$29.3
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $0.6 and $3.6 for the three and nine months ended September 30, 2021 and $3.4 and $(0.5) for the three and nine months ended September 30, 2020, respectively (2)	0.6	3.3	11.8	(15.4)
Total derivative instruments, net of tax expense (benefit) of $1.1 and $6.1 for the three and nine months ended September 30, 2021 and $(0.5) and $2.5 for the three and nine months ended September 30, 2020, respectively	$42.2	$7.2	$45.9	$13.9

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three and nine months ended September 30, 2021 and $(0.1) and zero for the three and nine months ended September 30, 2020, respectively	$0.1	$0.2	$—	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $1.2 and $3.5 for the three and nine months ended September 30, 2021 and $2.3 and $3.2 for the three and nine months ended September 30, 2020, respectively (2)	4.5	8.8	13.2	12.0
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.2 and $3.5 for the three and nine months ended September 30, 2021 and $2.2 and $3.2 for the three and nine months ended September 30, 2020, respectively	$4.6	$9.0	$13.2	$12.0

Other comprehensive income (loss), net of tax	$20.0	$57.9	$(2.2)	$53.7
Comprehensive income (loss)	$180.4	$170.0	$544.6	$557.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest	2.2	1.3	3.2	0.9
Comprehensive income (loss) attributable to FMC stockholders	$178.2	$168.7	$541.4	$556.1
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 15.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$341.0	$568.9
Trade receivables, net of allowance of $32.9 in 2021 and $27.9 in 2020	2,503.5	2,330.3
Inventories	1,450.5	1,095.6
Prepaid and other current assets	433.2	380.8
Total current assets	$4,728.2	$4,375.6
Investments	8.6	3.1
Property, plant and equipment, net	782.2	771.7
Goodwill	1,464.3	1,468.9
Other intangibles, net	2,546.2	2,625.2
Other assets including long-term receivables, net	667.3	712.3
Deferred income taxes	213.4	229.6
Total assets	$10,410.2	$10,186.4
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$762.0	$338.3
Accounts payable, trade and other	1,101.4	946.7
Advance payments from customers	3.2	347.1
Accrued and other liabilities	615.1	674.7
Accrued customer rebates	678.4	295.2
Guarantees of vendor financing	155.1	140.6
Accrued pension and other postretirement benefits, current	4.2	4.2
Income taxes	108.2	82.2
Total current liabilities	$3,427.6	$2,829.0
Long-term debt, less current portion	2,631.7	2,929.5
Accrued pension and other postretirement benefits, long-term	44.2	46.4
Environmental liabilities, continuing and discontinued	402.0	443.5
Deferred income taxes	345.3	350.0
Other long-term liabilities	502.4	603.8
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2021 or 2020	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2021 and 2020	18.6	18.6
Capital in excess of par value of common stock	874.6	860.2
Retained earnings	4,864.9	4,506.4
Accumulated other comprehensive income (loss)	(284.2)	(282.2)
Treasury stock, common, at cost - 2021: 59,232,297 shares, 2020: 56,630,209 shares	(2,442.5)	(2,141.2)
Total FMC stockholders’ equity	$3,031.4	$2,961.8
Noncontrolling interests	25.6	22.4
Total equity	$3,057.0	$2,984.2
Total liabilities and equity	$10,410.2	$10,186.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$546.8	$503.3
Discontinued operations, net of income taxes	32.4	36.7
Income (loss) from continuing operations	$579.2	$540.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$128.5	$120.7
Restructuring and other charges (income)	52.3	43.9
Deferred income taxes	9.2	2.6
Pension and other postretirement benefits	18.4	19.7
Share-based compensation	13.5	15.2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(170.8)	77.9
Guarantees of vendor financing	14.5	21.3
Advance payments from customers	(343.9)	(487.4)
Accrued customer rebates	378.4	247.1
Inventories	(371.2)	(141.7)
Accounts payable, trade and other	147.2	(142.8)
Income taxes	(23.5)	15.7
Pension and other postretirement benefit contributions	(2.9)	(3.6)
Environmental spending, continuing, net of recoveries	(51.2)	6.9
Restructuring and other spending (1)	(21.9)	(11.6)
Transaction and integration costs	(8.4)	(53.3)
Change in other operating assets and liabilities, net (2)	(49.2)	42.9
Cash provided (required) by operating activities of continuing operations	$298.2	$313.5
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(38.1)	$(43.6)
Other discontinued spending	(15.8)	(22.5)
Operating activities of discontinued operations, net of divestiture costs	—	(0.2)
Cash provided (required) by operating activities of discontinued operations	$(53.9)	$(66.3)
____________________
(1)    The restructuring and other spending amount for the nine months ended September 30, 2021 and 2020 includes spending of $2.0 million and $3.1 million, respectively, related to the Furadan® asset retirement obligations.
(2)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2021	2020
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(76.4)	$(35.2)
Investment in Enterprise Resource Planning system	(12.7)	(42.2)
Acquisitions, including cost and equity method, net	(4.6)	—
Other investing activities	(22.2)	(23.1)
Cash provided (required) by investing activities of continuing operations	$(115.9)	$(100.5)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$16.8	$1.1
Cash provided (required) by investing activities of discontinued operations	$16.8	$1.1
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$125.6	$(35.6)
Repayments of long-term debt	(2.6)	—
Financing fees	(1.7)	(3.5)
Proceeds from borrowings of long-term debt	—	17.2
Acquisitions of noncontrolling interests	—	(7.4)
Distributions to noncontrolling interests	—	(1.3)
Issuances of common stock, net	5.9	23.0
Dividends paid (3)	(186.2)	(171.3)
Repurchases of common stock under publicly announced program	(300.0)	—
Other repurchases of common stock	(8.0)	(7.5)
Cash provided (required) by financing activities of continuing operations	$(367.0)	$(186.4)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	(3.4)
Increase (decrease) in cash and cash equivalents	$(227.9)	$(42.0)

Cash and cash equivalents, beginning of period	$568.9	$339.1
Cash and cash equivalents, end of period	$341.0	$297.1
____________________
(3)    See Note 15 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $85.0 million and $104.2 million, and income taxes paid, net of refunds were $87.2 million and $63.3 million for the nine months ended September 30, 2021 and 2020, respectively. Non-cash additions to property, plant and equipment and other assets were $14.0 million and $15.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Net income (loss)	—	—	182.6	—	—	0.6	183.2
Stock compensation plans	—	5.2	—	—	4.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.6	—	—	44.6
Foreign currency translation adjustments (1)	—	—	—	(49.5)	—	(0.3)	(49.8)
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(82.7)	—	(82.7)
Balance at March 31, 2021	$18.6	$865.4	$4,627.0	$(282.8)	$(2,219.6)	$22.7	$3,031.3

Net income (loss)	—	—	202.9	—	—	0.3	203.2
Stock compensation plans	—	5.1	—	—	0.5	—	5.6
Shares for benefit plan trust	—	—	—	—	2.5	—	2.5
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.9)	—	—	(40.9)
Foreign currency translation adjustments (1)	—	—	—	14.9	—	0.4	15.3
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(25.2)	—	(25.2)
Balance at June 30, 2021	$18.6	$870.5	$4,767.9	$(304.5)	$(2,241.8)	$23.4	$3,134.1

Net income	—	—	157.9	—	—	2.5	160.4
Stock compensation plans	—	4.1	—	—	—	—	4.1
Shares for benefit plan trust	—	—	—	—	(0.7)	—	(0.7)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.6	—	—	4.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	42.2	—	—	42.2
Foreign currency translation adjustments (1)	—	—	—	(26.5)	—	(0.3)	(26.8)
Dividends ($0.48 per share)	—	—	(60.9)	—	—	—	(60.9)
Repurchases of common stock	—	—	—	—	(200.0)	—	(200.0)
Balance at September 30, 2021	$18.6	$874.6	$4,864.9	$(284.2)	$(2,442.5)	$25.6	$3,057.0
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Net income (loss)	—	—	206.2	—	—	—	206.2
Stock compensation plans	—	10.5	—	—	6.0	—	16.5
Shares for benefit plan trust	—	—	—	—	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.6	—	—	1.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	17.2	—	—	17.2
Foreign currency translation adjustments (1)	—	—	—	(33.6)	—	(1.8)	(35.4)
Dividends ($0.44 per share)	—	—	(57.1)	—	—	—	(57.1)
Repurchases of common stock	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2020	$18.6	$840.2	$4,337.9	$(426.8)	$(2,094.5)	$27.3	$2,702.7

Net income (loss)	—	—	184.4	—	—	0.6	185.0
Stock compensation plans	—	6.3	—	—	1.9	—	8.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.4	—	—	1.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(10.5)	—	—	(10.5)
Foreign currency translation adjustments (1)	—	—	—	20.7	—	0.8	21.5
Dividends ($0.44 per share)	—	—	(57.2)	—	—	—	(57.2)
Repurchases of common stock	—	—	—	—	(0.2)	—	(0.2)
Balance at June 30, 2020	$18.6	$846.5	$4,465.1	$(415.2)	$(2,092.8)	$28.7	$2,850.9

Net income (loss)	—	—	111.4	—	—	0.7	112.1
Stock compensation plans	—	10.8	—	—	2.6	—	13.4
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	9.0	—	—	9.0
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	7.2	—	—	7.2
Foreign currency translation adjustments (1)	—	—	—	41.1	—	0.6	41.7
Dividends ($0.44 per share)	—	—	(57.2)	—	—	—	(57.2)
Acquisitions of noncontrolling interests (2)	—	(2.6)	—	—	—	(4.8)	(7.4)
Distributions to noncontrolling interests	—	—	—	—	—	(1.3)	(1.3)
Balance at September 30, 2020	$18.6	$854.7	$4,519.3	$(357.9)	$(2,090.2)	$23.9	$2,968.4
____________________
(1)See condensed consolidated statements of comprehensive income (loss).
(2)     In July 2020, we purchased the remaining 49 percent ownership interest in our Indonesia joint venture, PT Bina Guna Kimia ("BGK"), for $7.4 million which increased our ownership from 51 percent to 100 percent.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, changes in equity for the three and nine months ended September 30, 2021 and 2020, and our financial positions as of September 30, 2021 and December 31, 2020. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2021 and 2020 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 (the "2020 Form 10-K").
Certain prior year amounts have been reclassified to conform to current year's presentation.
Given the COVID-19 pandemic ("COVID"), many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID. As an agriculture sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our manufacturing facilities and distribution warehouses are operational. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of the reference rate. The new standard is currently effective and upon adoption may be applied prospectively through December 31, 2022. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships, but do not believe it will have a material impact on our consolidated financial statements. We are continuing to monitor for any modified or newly entered contracts and hedging relationships for accounting impacts due to reference rate reform. Currently, there are no material impacts on our consolidated financial statements related to this standard.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. We are adding plant health, which includes biological products, to the below table, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three and nine months ended September 30, 2021 and 2020.

The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
North America	$199.8	$212.3	$791.3	$851.8
Latin America	516.9	464.9	1,019.7	985.3
Europe, Middle East & Africa (EMEA)	171.4	152.8	843.7	833.5
Asia	305.9	254.6	976.9	819.3
Total Revenue	$1,194.0	$1,084.6	$3,631.6	$3,489.9

The following table provides information about disaggregated revenue by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Insecticides	$792.3	$746.8	$2,221.1	$2,147.1
Herbicides	262.3	214.7	954.8	922.5
Fungicides	63.4	59.4	248.4	204.5
Plant Health	53.5	38.3	155.8	128.7
Other	22.5	25.4	51.5	87.1
Total Revenue	$1,194.0	$1,084.6	$3,631.6	$3,489.9

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2020	Balance as of September 30, 2021	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,433.8	$2,573.1	$139.3
Contract liabilities: Advance Payments from customers	347.1	3.2	(343.9)
____________________
(1)     Amount includes $2,503.5 million of trade receivables and $69.6 million of net long-term customer receivables as of September 30, 2021. See Note 7 for more information.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The amount of revenue recognized in the nine months ended September 30, 2021 that was included in the opening contract liability balance is $343.9 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of September 30, 2021. Refer to Note 7 for further information.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $347.1 million as of December 31, 2020 and $3.2 million as of September 30, 2021.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The ROU asset and lease liability balances as of September 30, 2021 and December 31, 2020 were as follows:

(in Millions)	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$140.3	$147.3
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$23.8	$25.6
Operating lease noncurrent liabilities	Other long-term liabilities	144.5	151.1
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Lease Cost Classification	2021	2020	2021	2020
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.3	$10.1	$25.6	$29.9
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.2	1.0	3.6	3.6
Total lease cost		$9.5	$11.1	$29.2	$33.5

September 30, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate	4.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(7.9)	$(10.2)	$(25.5)	$(30.1)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.8	$3.5	$16.7	$6.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2021 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2021 (excluding the nine months ending September 30, 2021)	$7.8
2022	28.7
2023	23.2
2024	19.1
2025	18.1
Thereafter	109.1
Total undiscounted lease payments	$206.0
Less: Present value adjustment	(37.7)
Present value of lease liabilities	$168.3

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
As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract were favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three and nine months ended September 30, 2021 was approximately $26 million and $77 million, respectively. The amount recognized in revenue for the three and nine months ended September 30, 2020 was approximately $24 million and $87 million, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table summarizes the costs incurred associated with these activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$—	$14.4	$0.4	$40.4
Total Transaction-related charges	$—	$14.4	$0.4	$40.4

Restructuring charges
DuPont Crop restructuring (2)	$0.8	$6.4	$5.8	$29.6
Total DuPont Crop restructuring charges	$0.8	$6.4	$5.8	$29.6
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
As a result of completing the implementation of our worldwide ERP system, we are progressing through a series of delayed restructurings under a separate initiative from those in the table above. These restructurings are the result of consolidating activities into one system as well as into several shared service centers allowing us to improve productivity and gain efficiencies in our processes. The first wave of this initiative, primarily due to the fact we are performing activities in one ERP system as opposed to multiple, is substantially complete. This resulted in pre-tax severance charges of approximately $3 million for the twelve months ended December 31, 2020 and approximately $2 million for the nine months ended September 30, 2021, recorded as a component of restructuring and other charges. Severance associated with the outer years of these restructurings is not expected to be material and will be determined as we progress through the initiative.

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2020	$1,468.9
Foreign currency and other adjustments	(4.6)
Balance, September 30, 2021	$1,464.3

We perform our goodwill and indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2021 annual goodwill and indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2021. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. Additionally, no indefinite-lived asset impairment existed and the estimated fair values also substantially exceeded the carrying value for each of our indefinite-lived intangible assets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	September 30, 2021			December 31, 2020
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,152.7	$(288.7)	$864.0	$1,169.4	$(249.7)	$919.7
Patents	1.8	(1.3)	0.5	1.9	(1.2)	0.7
Brands (1)	17.4	(9.8)	7.6	18.3	(8.9)	9.4
Purchased and licensed technologies	60.6	(40.0)	20.6	61.1	(38.1)	23.0
Other intangibles	2.4	(1.8)	0.6	3.4	(2.6)	0.8
	$1,234.9	$(341.6)	$893.3	$1,254.1	$(300.5)	$953.6

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	393.8		393.8	412.5		412.5
	$1,652.9		$1,652.9	$1,671.6		$1,671.6
Total intangible assets	$2,887.8	$(341.6)	$2,546.2	$2,925.7	$(300.5)	$2,625.2
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Amortization expense	$15.7	$15.8	$47.2	$46.4

The full year estimated pre-tax amortization expense for the year ended December 31, 2021 and each of the succeeding five years is approximately $63 million, $63 million, $62 million, $61 million, $61 million, and $60 million, respectively.

Note 7: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2019	$26.3
Additions - charged to expense	8.2
Transfer from (to) allowance for credit losses (see below)	(2.9)
Net recoveries, write-offs and other	(3.7)
Balance, December 31, 2020	$27.9
Additions - charged to expense	6.9
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(1.3)
Balance, September 30, 2021	$32.9

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $69.6 million as of September 30, 2021. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2019	$61.1
Additions - charged to expense	(3.5)
Transfer from (to) allowance for doubtful accounts (see above)	2.9
Foreign currency adjustments	(7.6)
Net recoveries, write-offs and other	(28.2)
Balance, December 31, 2020	$24.7
Additions - charged to expense	4.2
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(1.0)
Balance, September 30, 2021	$28.5

Note 8: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2021	December 31, 2020
Finished goods	$494.5	$434.6
Work in process	869.5	621.9
Raw materials, supplies and other	209.3	165.7
First-in, first-out inventory	$1,573.3	$1,222.2
Less: Excess of first-in, first-out cost over last-in, first-out cost	(122.8)	(126.6)
Net inventories	$1,450.5	$1,095.6

Note 9: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2021	December 31, 2020
Property, plant and equipment	$1,291.8	$1,191.5
Accumulated depreciation	(509.6)	(419.8)
Property, plant and equipment, net	$782.2	$771.7

Note 10: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Restructuring charges	$2.1	$6.9	$18.9	$29.7
Other charges (income), net	30.7	4.1	33.4	14.2
Total restructuring and other charges (income)	$32.8	$11.0	$52.3	$43.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restructuring charges
For detail on restructuring activities which commenced prior to 2021, see Note 9 to our consolidated financial statements included within our 2020 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring (3)	$—	$0.8	$—	$0.8
Regional realignment (4)	0.7	0.3	—	1.0
Other items	0.3	—	—	0.3
Three Months Ended September 30, 2021	$1.0	$1.1	$—	$2.1

DuPont Crop restructuring	$0.3	$2.1	$4.0	$6.4
Other items	0.5	—		0.5
Three Months Ended September 30, 2020	$0.8	$2.1	$4.0	$6.9

DuPont Crop restructuring (3)	$1.2	$3.7	$0.9	$5.8
Regional realignment (4)	5.2	3.5	0.2	8.9
Other items	4.2	—	—	4.2
Nine Months Ended September 30, 2021	$10.6	$7.2	$1.1	$18.9

DuPont Crop restructuring	$9.1	$3.4	$17.1	$29.6
Other items	0.5	—	(0.4)	0.1
Nine Months Ended September 30, 2020	$9.6	$3.4	$16.7	$29.7
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
(3)Restructuring charges related to DuPont Crop restructuring during the three and nine months ended September 30, 2021 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities. We expect these in-flight restructuring charges to be substantially complete in 2021.
(4)Restructuring charges related to regional realignment activities during the three and nine months ended September 30, 2021 are primarily related to severance and employee relocation costs as well as other costs associated with the European headquarter relocation.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/20 (4)	Change in reserves (5)	Cash payments (6)	Balance at 9/30/21 (4)
DuPont Crop restructuring (1)	$13.6	$4.9	$(8.1)	$10.4
Regional realignment (2)	—	8.7	(6.3)	2.4
Other workforce related and facility shutdowns (3)	2.8	4.2	(5.5)	1.5
Total	$16.4	$17.8	$(19.9)	$14.3
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
(6)In addition to the spend above, for the nine months ended September 30, 2021 there was also approximately $2.0 million of spending related to the Furadan® asset retirement obligation.
Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Environmental charges, net	$3.7	$4.0	$3.3	$13.7
Other items, net	27.0	0.1	30.1	0.5
Other charges (income), net	$30.7	$4.1	$33.4	$14.2

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 13 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Other items, net
Other items, net for the three and nine months ended September 30, 2021 includes $23.8 million of charges for the establishment of reserves for certain historical India indirect tax matters that were triggered during the period. See Note 19 for further information.

Note 11: Debt
Debt maturing within one year:

(in Millions)	September 30, 2021	December 31, 2020
Short-term foreign debt (1)	$107.9	$98.4
Commercial paper (2)	267.5	146.3
Total short-term debt	$375.4	$244.7
Current portion of long-term debt	386.6	93.6
Total short-term debt and current portion of long-term debt (3)	$762.0	$338.3
____________________
(1)    At September 30, 2021, the average effective interest rate on the borrowings was 12.2 percent.
(2)    At September 30, 2021, the average effective interest rate on the borrowings was 0.45 percent.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
(3)    Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.25 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

Long-term debt:

(in Millions)	September 30, 2021
	Interest Rate Percentage	Maturity Date	September 30, 2021	December 31, 2020
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$51.6
Senior notes (less unamortized discount of $0.8 and $1.0, respectively)	3.20% - 4.50%	2022 - 2049	2,199.2	2,199.0
2017 Term Loan Facility	1.33%	2022	700.0	700.0
Revolving Credit Facility (1)	2.78%	2026	—	—
Foreign debt	—% - 7.10%	2022 - 2024	87.0	92.3
Debt issuance cost			(17.8)	(19.8)
Total long-term debt			$3,018.3	$3,023.1
Less: debt maturing within one year			386.6	93.6
Total long-term debt, less current portion			$2,631.7	$2,929.5
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $238.1 million and available funds under this facility were $994.3 million at September 30, 2021.

Revolving Credit Facility and Term Loan Amendments
On May 26, 2021, we amended our Revolving Credit Facility and 2017 Term Loan Agreement. The Credit Facility Amendment primarily extended the maturity date by an additional two years to May 26, 2026 and adjusted the maximum leverage ratio. The Term Loan Amendment primarily adjusted the maximum leverage ratio financial covenant. See below for additional information on covenants. The borrowing capacity under the credit facility and term loan was not affected by the amendments and remains unchanged.

Deferred financing fees totaling $1.7 million associated with both amendments have been deferred and are being recognized to interest expense over the life of the agreements.

Covenants
Among other customary restrictions, our Revolving Credit Facility and 2017 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2021 was 3.05, which is below the maximum leverage of 3.75 at September 30, 2021. As amended pursuant to the Revolving Credit Agreement and the Term Loan Amendment discussed above, the maximum leverage ratio stepped down from 4.00 to 3.75 for the quarter ending June 30, 2021 and will step down further to 3.50 for the quarter ending December 31, 2021 and future quarters thereafter. Our actual interest coverage for the four consecutive quarters ended September 30, 2021 was 8.90, which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at September 30, 2021.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(9.6) and $(11.7) for the three and nine months ended September 30, 2021 and $(2.9) and $(4.9) for the three and nine months ended September 30, 2020, respectively (1)	$6.6	$(3.9)	$4.0	$(2.7)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.0 and $2.6 for the three and nine months ended September 30, 2021 and $2.1 and $3.3 for the three and nine months ended September 30, 2020, respectively	(3.3)	(8.8)	(9.0)	(13.3)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $3.5 and $7.3 for the three and nine months ended September 30, 2021 and $1.5 and $5.8 for the three and nine months ended September 30, 2020, respectively	(13.0)	(5.7)	(27.4)	(21.7)
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of zero and zero for the three and nine months ended September 30, 2021 and zero and $(0.1) for the three and nine months ended September 30, 2020, respectively	—	—	—	1.0
Discontinued operations, net of income taxes	$(9.7)	$(18.4)	$(32.4)	$(36.7)
____________________
(1)During the three and nine months ended September 30, 2021, we finalized the sale of land of our discontinued site in Richmond, California and recorded a gain of approximately $13 million, net of tax. Results for the three and nine months ended September 30, 2021 include these real estate proceeds.

Note 13: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2020	$574.7	$(10.3)	$564.4
Provision (Benefit)	16.1	(0.5)	15.6
(Spending) Recoveries	(89.7)	—	(89.7)
Foreign currency translation adjustments	(4.0)	—	(4.0)
Net change	$(77.6)	$(0.5)	$(78.1)
Total environmental reserves at September 30, 2021	$497.1	$(10.8)	$486.3

Environmental reserves, current (1)	$85.4	$(1.1)	$84.3
Environmental reserves, long-term (2)	411.7	(9.7)	402.0
Total environmental reserves at September 30, 2021	$497.1	$(10.8)	$486.3
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at September 30, 2021. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

(in Millions)	December 31, 2020	Increase (Decrease) in recoveries	Cash received	September 30, 2021
Environmental recoveries	$4.4	$0.7	$(0.4)	$4.7

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Environmental provisions, net - recorded to liabilities (1)	$8.1	$15.9	$15.6	$27.9
Environmental provisions, net - recorded to assets (2)	(0.1)	(1.0)	(0.7)	2.4
Environmental provision, net	$8.0	$14.9	$14.9	$30.3

Continuing operations (3)	$3.7	$4.0	$3.3	$13.7
Discontinued operations (4)	4.3	10.9	11.6	16.6
Environmental provision, net	$8.0	$14.9	$14.9	$30.3
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

The expected aggregate undiscounted amount related to this matter was $104.5 million as of December 31, 2020, of which $82.6 million, on a discounted basis, had been recognized in environmental liabilities on our balance sheet. As of September 30, 2021, $42.7 million, on a discounted basis, has been recognized in environmental liabilities on our balance sheet. The decrease in our liability balance from 2020 is primarily due to payments of $32.2 million made in the first two quarters of 2021 and the remeasurement of our discounted liability from the change in discount rate of $8.9 million using the appropriate U.S. Treasury bill rate. In calculating the net present value of future annual permit fees, we used a discount rate of 2.31%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction.

Note 14: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2021 there were 0.4 million and 0.2 million potential common shares excluded from Diluted EPS, respectively. For the three and nine months ended September 30, 2020 there were 0.2 million and 0.3 million potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$167.6	$129.8	$575.8	$538.7
Discontinued operations, net of income taxes	(9.7)	(18.4)	(32.4)	(36.7)
Net income (loss) attributable to FMC stockholders	$157.9	$111.4	$543.4	$502.0
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.3)	(1.3)	(1.3)
Net income (loss) allocable to common stockholders	$157.5	$111.1	$542.1	$500.7

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$1.00	$4.46	$4.14
Discontinued operations	(0.08)	(0.14)	(0.25)	(0.28)
Net income (loss) attributable to FMC stockholders	$1.22	$0.86	$4.21	$3.86

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$0.99	$4.44	$4.12
Discontinued operations	(0.08)	(0.14)	(0.25)	(0.28)
Net income (loss) attributable to FMC stockholders	$1.22	$0.85	$4.19	$3.84

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	128,313	129,888	128,951	129,710
Weighted average additional shares assuming conversion of potential common shares	678	911	763	886
Shares – diluted basis	128,991	130,799	129,714	130,596

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
2021 Activity
Other comprehensive income (loss) before reclassifications	(61.1)	34.1	—	(27.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.8	13.2	25.0
Net current period other comprehensive income (loss)	$(61.1)	$45.9	$13.2	$(2.0)
Accumulated other comprehensive income (loss), net of tax at September 30, 2021	$(37.1)	$(25.9)	$(221.2)	$(284.2)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	28.2	29.3	—	57.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15.4)	12.0	(3.4)
Net current period other comprehensive income (loss)	$28.2	$13.9	$12.0	$54.1
Accumulated other comprehensive income (loss), net of tax at September 30, 2020	$(49.5)	$(51.1)	$(257.3)	$(357.9)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Derivative instruments
Gain (loss) on foreign currency contracts	$(1.9)	$(2.5)	$(14.3)	$28.3	Costs of sales and services
Gain (loss) on foreign currency contracts	1.7	(5.3)	2.0	(14.0)	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.0)	1.1	(3.1)	1.6	Interest expense, net
Total before tax	$(1.2)	$(6.7)	$(15.4)	$15.9
	0.6	3.4	3.6	(0.5)	Provision for income taxes
Amount included in net income (loss)	$(0.6)	$(3.3)	$(11.8)	$15.4

Pension and other postretirement benefits (2)
Amortization of prior service costs	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(5.2)	(10.4)	(16.1)	(14.4)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	(0.4)	(0.6)	(0.4)	(0.6)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(5.7)	$(11.1)	$(16.7)	$(15.2)
	1.2	2.3	3.5	3.2	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(4.5)	$(8.8)	$(13.2)	$(12.0)
Total reclassifications for the period	$(5.1)	$(12.1)	$(25.0)	$3.4	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

Dividends and Share Repurchases
During the nine months ended September 30, 2021 and September 30, 2020, we paid dividends of $186.2 million and $171.3 million, respectively. On October 21, 2021, we paid dividends totaling $61.0 million to our shareholders of record as of September 30, 2021. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of September 30, 2021.

During the nine months ended September 30, 2021, 3 million shares were repurchased under the publicly announced repurchase program. At September 30, 2021, approximately $250 million remained unused under our Board-authorized repurchase

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$0.9	$1.4	$—	$—	$3.5	$3.6	$—	$—
Interest cost	6.2	9.3	0.1	0.1	18.4	27.6	0.2	0.3
Expected return on plan assets	(7.0)	(9.2)	—	—	(21.1)	(27.8)	—	—
Amortization of prior service cost (credit)	—	—	—	—	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	5.7	11.1	(0.3)	(0.3)	17.5	16.0	(0.7)	(0.7)
Recognized loss due to settlement (1)	0.4	0.6	—	—	0.4	0.6	—	—
Net periodic benefit cost (income)	$6.2	$13.2	$(0.2)	$(0.2)	$18.8	$20.1	$(0.5)	$(0.4)
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

Note 17: Income Taxes
Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2021 were 4.9 percent and 11.4 percent, respectively. Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2020 were 12.4 percent and 13.2 percent, respectively. Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2021 were impacted by a $17.7 million tax reserve release related to our domestic operations.
During the third quarter of 2021, we changed our indefinite reinvestment assertion in connection with plans to repatriate cash in 2021 and subsequent years, contingent upon earnings from certain foreign subsidiaries, and recorded tax of $2.4 million. Additional income taxes have not been provided for certain other remaining outside basis differences inherent in our investments in foreign subsidiaries because the investments and related unremitted earnings are essentially permanent in duration. Determining the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings of our foreign subsidiaries is not practicable due to complexity of the multi-jurisdictional tax environment in which we operate.
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,650.8 million and $3,640.0 million and the carrying amount is $3,393.7 million and $3,267.8 million as of September 30, 2021 and December 31, 2020, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of September 30, 2021, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $27.8 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2021. At September 30, 2021, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,143.4 million.
As of September 30, 2021, we had open interest rate contracts in AOCI in a net after tax gain position of $3.4 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At September 30, 2021, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100.0 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes.
As of September 30, 2021, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2021, we had zero mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $23.7 million of the net gains after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending September 30, 2022 if spot rates in the future are consistent with forward rates as of September 30, 2021. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,820.0 million at September 30, 2021.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$30.9	$8.3	$39.2	$(17.0)	$22.2
Interest rate contracts	4.3	—	4.3	—	4.3
Total derivative assets (1)	$35.2	$8.3	$43.5	$(17.0)	$26.5

Foreign exchange contracts	$(14.7)	$(3.5)	$(18.2)	$17.0	$(1.2)
Total derivative liabilities (2)	$(14.7)	$(3.5)	$(18.2)	$17.0	$(1.2)

Net derivative assets (liabilities)	$20.5	$4.8	$25.3	$—	$25.3

	December 31, 2020
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$19.4	$1.9	$21.3	$(21.1)	$0.2
Interest rate contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	$19.5	$1.9	$21.4	$(21.1)	$0.3

Foreign exchange contracts	$(42.7)	$(3.1)	$(45.8)	$21.1	$(24.7)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(43.6)	$(3.1)	$(46.7)	$21.1	$(25.6)

Net derivative assets (liabilities)	$(24.1)	$(1.2)	$(25.3)	$—	$(25.3)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended September 30,
(in Millions)	2021	2020	2021	2020	2021	2020
Unrealized hedging gains (losses) and other, net of tax	$40.7	$1.4	$0.9	$2.5	$41.6	$3.9
Reclassification of deferred hedging (gains) losses, net of tax (1)	(0.2)	4.1	0.8	(0.8)	0.6	3.3
Total derivative instrument impact on comprehensive income, net of tax	$40.5	$5.5	$1.7	$1.7	$42.2	$7.2

	Contracts
	Foreign Exchange		Interest rate		Total
	Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020	2021	2020
Unrealized hedging gains (losses) and other, net of tax	$30.1	$27.4	$4.0	$1.9	$34.1	$29.3
Reclassification of deferred hedging (gains) losses, net of tax (1)	9.2	(14.1)	2.6	(1.3)	11.8	(15.4)
Total derivative instrument impact on comprehensive income, net of tax	$39.3	$13.3	$6.6	$0.6	$45.9	$13.9
______________
(1)See Note 15 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

		Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	2021	2020	2021	2020
Foreign exchange contracts	Cost of sales and services	$(0.2)	$(14.3)	$(27.9)	$(38.4)
Total		$(0.2)	$(14.3)	$(27.9)	$(38.4)
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

(in Millions)	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$22.2	$—	$22.2	$—
Derivatives – Interest rate (1)	4.3	—	4.3	—
Other (2)	21.0	21.0	—	—
Total assets	$47.5	$21.0	$26.5	$—

Liabilities
Derivatives – Foreign exchange (1)	$1.2	$—	$1.2	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	25.3	25.3	—	—
Total liabilities	$26.5	$25.3	$1.2	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	0.1	—	0.1	—
Other (2)	24.1	24.1	—	—
Total assets	$24.4	$24.1	$0.3	$—

Liabilities
Derivatives – Foreign exchange (1)	$24.7	$—	$24.7	$—
Derivatives – Interest rate (1)	0.9	—	0.9	—
Other (3)	35.2	35.2	—	—
Total liabilities	$60.8	$35.2	$25.6	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2021. These guarantees arise during the ordinary course of business from relationships with

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$155.1
Other debt guarantees (2)	4.0
Total	$159.1
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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2020 Form 10-K. There have been no significant updates since the information included in our 2020 Form 10-K other than the updates provided below.
India indirect tax matters
Other contingent liabilities. In India, we are subject to audits or other proceedings by tax authorities regarding certain alleged additional indirect taxes related to our operations. Indian tax authorities have recently begun auditing or investigating many companies, including our FMC subsidiary in India, on the goods and service tax ("GST") indirect tax law which came into force in 2017. Such proceedings and potential future litigations, in which the tax authorities are challenging the technical tax position taken by the Company, take many years to resolve as the matters are heard and decided upon by tax authorities or courts. We have provided reserves for such Indian tax matters that we consider probable and a reasonable estimate of the obligation can be made in the amount of approximately $23.8 million as of September 30, 2021. The aggregate estimated reasonably possible loss contingencies related to such Indian tax matters may exceed amounts accrued by up to approximately $10 million at September 30, 2021. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the lack of settled guidance on the recent GST law and the ultimate decision by tax authorities or courts in India.
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
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The potential adverse effect of the COVID pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets, has been one of the most significant risk factors for our company. Thus far, we have mitigated the risks associated with the pandemic during the most intense periods of interruptions in global and nationwide economic activity and now expect the pandemic to represent less of a risk for ongoing operations. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2020 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. However, we did have a third-party U.S. toller that was disrupted in the fourth quarter of 2020 because of COVID-related staffing issues, which signifies one of the ongoing business risks that the pandemic creates. We are closely monitoring raw material and supply chain costs. Additionally, we are aware of the potential for disruptions or lack of availability, at any price, of critical materials. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.
We have implemented procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. In June 2021, we introduced flexible work arrangements to facilitate the return of all staff to our headquarters in Philadelphia, as well as some other locations in adherence with local guidelines. In August 2021, the city of Philadelphia issued a new order to encourage COVID vaccinations that allows Philadelphia businesses and institutions to operate their indoor facilities without masking only if all employees and visitors are vaccinated. As a result, FMC enacted a new policy that all employees, contractors and interns based in Philadelphia, as well as visitors, must be fully vaccinated against COVID and must provide proof of their vaccination. Employees may request an exemption to this mandatory policy for medical reasons or because of a sincerely held religious belief. Non-exempt employees who did not provide proof of vaccination by September 3, 2021 were placed on an unpaid leave of absence. On September 9, 2021, President Biden announced a new national strategy to combat COVID. This strategy includes an executive order mandating vaccines for federal workers and contractors and a new emergency rule requiring companies with 100 or more employees to ensure their workers are either vaccinated or tested weekly. We expect that this national strategy will affect operations at all U.S. locations and we are in the process of implementing procedures at our U.S. sites to ensure compliance with the new Emergency Temporary Standard. We have resumed in-office operations where permitted by local authorities. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses. In all our facilities, we are using a variety of best practices to address COVID risks, following the protocols and procedures recommended by leading health authorities. We are monitoring the situation in regions where the pandemic continues to escalate and in such regions will remain in a remote working environment until it is safe to return to the workplace.
We made significant investments in our employees as a result of the COVID pandemic, including through enhanced dependent care pay policies, recognition bonuses, increased flexibility of work schedules and hours of work to accommodate remote working arrangements, and investment in IT infrastructure to promote remote work. Through these efforts we have successfully avoided any COVID related furloughs or workforce reductions to date.
We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.
Third Quarter 2021 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended September 30, 2021:
•Revenue of $1,194.0 million for the three months ended September 30, 2021 increased $109.4 million or approximately 10 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 6 percent, sales in Latin America increased approximately 11 percent, sales in Europe, Middle East and Africa increased by approximately 12 percent, and sales in Asia increased approximately 20 percent. The increase was mostly driven by volume growth, reflecting robust demand for our products around the world. Excluding foreign currency impacts, revenue increased 9 percent during the quarter.
•Our gross margin of $512.8 million increased versus the prior year quarter by $46.4 million driven by higher volumes in Asia, Latin America, and Europe, Middle East and Africa. Gross margin percent of approximately 43 percent remained mostly flat compared to approximately 43 percent in the prior year period.
•Selling, general and administrative expenses decreased from $187.7 million to $183.5 million, or approximately 2 percent. Selling, general and administrative expenses, excluding transaction-related charges, of $183.5 million increased $10.2 million, or approximately 6 percent, compared to the prior year.
•Research and development expenses of $79.5 million increased $7.8 million or approximately 11 percent. In the prior year period we phased some research and development projects differently to allow for lower costs in response to the pandemic without fundamentally impacting long-term timelines. In the current year period we have resumed research and development expenses related to these projects.
•Net income (loss) attributable to FMC stockholders increased from $111.4 million to $157.9 million which represents an increase of $46.5 million, or approximately 42 percent. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $184.9 million increased compared to the prior year amount of $160.1 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
2021 Outlook Update

In 2021, we continue to expect the global crop protection market to be up mid-single digits, on a U.S. dollar basis. We continue to anticipate high-single digit growth in the Latin American market, mid-single digit growth in the EMEA market, low- to mid-single digit growth in the Asian market and low-single digit growth in the North American market.

Our 2021 revenue forecast remains in the range of approximately $4.9 billion to $5.1 billion, up approximately 8 percent at the midpoint versus 2020. Full year adjusted EBITDA(1) remains in the range of $1.29 billion to $1.35 billion, representing 6 percent growth at the midpoint versus 2020 results. 2021 adjusted earnings are now expected to be in the range of $6.59 to $6.99 per diluted share(1), representing a year over year increase of 10 percent at the midpoint. This reflects the impact of share repurchases completed year-to-date. Full-year earnings growth drivers include robust volume growth and higher pricing, offset in part by significant cost increases. Adjusted earnings estimates do not include the benefit of any future share repurchases. For cash flow outlook, refer to the "Liquidity and Capital Resources" section below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,194.0	$1,084.6	$3,631.6	$3,489.9
Costs of sales and services	681.2	618.2	2,074.6	1,939.3
Gross margin	$512.8	$466.4	$1,557.0	$1,550.6
Selling, general and administrative expenses	183.5	187.7	519.0	548.1
Research and development expenses	79.5	71.7	219.4	203.3
Restructuring and other charges (income)	32.8	11.0	52.3	43.9
Total costs and expenses	$977.0	$888.6	$2,865.3	$2,734.6
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$217.0	$196.0	$766.3	$755.3
Non-operating pension and postretirement charges (income)	5.1	11.6	14.7	16.0
Interest expense, net	33.1	35.5	98.1	117.0
Income (loss) from continuing operations before income taxes	$178.8	$148.9	$653.5	$622.3
Provision (benefit) for income taxes	8.7	18.4	74.3	82.3
Income (loss) from continuing operations	$170.1	$130.5	$579.2	$540.0
Discontinued operations, net of income taxes	(9.7)	(18.4)	(32.4)	(36.7)
Net income (loss) (GAAP)	$160.4	$112.1	$546.8	$503.3
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$32.8	$11.0	$52.3	$43.9
Non-operating pension and postretirement charges (income) (4)	5.1	11.6	14.7	16.0
Total transaction-related charges (5)	—	14.4	0.4	40.4
Discontinued operations, net of income taxes	9.7	18.4	32.4	36.7
Interest expense, net	33.1	35.5	98.1	117.0
Depreciation and amortization	43.4	41.5	128.5	120.7
Provision (benefit) for income taxes	8.7	18.4	74.3	82.3
Adjusted EBITDA (Non-GAAP) (2)	$293.2	$262.9	$947.5	$960.3
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$—	$14.4	$0.4	$40.4
Total Transaction-related charges	$—	$14.4	$0.4	$40.4
____________________
(1)    Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the condensed consolidated statements of income (loss).

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$157.9	$111.4	$543.4	$502.0

Corporate special charges (income), pre-tax (1)	37.9	37.0	67.4	100.3
Income tax expense (benefit) on Corporate special charges (income) (2)	(4.1)	(6.1)	(10.4)	(16.9)
Corporate special charges (income), net of income taxes	$33.8	$30.9	$57.0	$83.4
Discontinued operations attributable to FMC Stockholders, net of income taxes	9.7	18.4	32.4	36.7
Non-GAAP tax adjustments (3)	(16.5)	(0.6)	(12.7)	1.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$184.9	$160.1	$620.1	$623.7
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

ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended September 30, 2021 vs. 2020
Total Revenue Change (GAAP)	10%
Less: Foreign Currency Impact	1%
Organic Revenue Change (Non-GAAP)	9%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended September 30, 2021 vs. 2020
Revenue of $1,194.0 million increased $109.4 million, or approximately 10 percent, versus the prior year period. The increase was primarily driven by volume increases and favorable foreign currencies, which benefited revenue by approximately 9 percent and 1 percent, respectively. While invoice level prices increased in the period by approximately 1 percent, the increase was fully offset by favorable rebate and other adjustments in the prior period that did not repeat this quarter. Excluding foreign currency impacts, revenue increased approximately 9 percent during the quarter.
Nine Months Ended September 30, 2021 vs. 2020
Revenue of $3,631.6 million increased $141.7 million, or approximately 4 percent, versus the prior year period, driven by volume increases and favorable foreign currencies which contributed an approximate 2 percent and 2 percent increase, respectively. Excluding foreign currency impacts, revenue increased approximately 2 percent. See below for a discussion of revenue by region.

Total Revenue by Region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
North America	$199.8	$212.3	$791.3	$851.8
Latin America	516.9	464.9	1,019.7	985.3
Europe, Middle East & Africa (EMEA)	171.4	152.8	843.7	833.5
Asia	305.9	254.6	976.9	819.3
Total Revenue	$1,194.0	$1,084.6	$3,631.6	$3,489.9

Three Months Ended September 30, 2021 vs. 2020
North America: Revenue decreased approximately 6 percent versus the prior year period. Similar to prior quarter, the decrease was driven by the shift of diamide partner sales from North America to other regions. Excluding revenue from our global diamide partnerships, the North America region grew more than 20 percent, driven by strong demand for our diamides and fall herbicide applications. We also successfully introduced Vantacor™ insect control in the U.S.
Latin America: Revenue increased approximately 11 percent versus the prior year period, or approximately 9 percent excluding foreign currency, driven by double digit growth of insecticides in Brazil and Argentina. Corn, soy, and cotton were the key crops driving growth in the quarter, while Plant Health growth was led by biologicals and seed treatment. Sales in Chile nearly doubled in the quarter, leveraging enhanced market presence. The growth in Latin America was partially offset by registration cancellations and rationalization of products in the quarter.
EMEA: Revenue increased approximately 12 percent versus the prior year period, or approximately 10 percent excluding foreign currency. The increase was driven by strong demand for our herbicides and diamides across the whole region. Among others, Russia, France, Germany, and the U.K. grew double-digits in the quarter, primarily driven by demand for herbicide applications in cereals and oil seed rape. South Africa also doubled its sales compared to the prior year, driven by continued penetration of diamides. The broad revenue growth was partially offset by registration cancellations.

Asia: Revenue increased approximately 20 percent versus the prior year period, or approximately 19 percent excluding foreign currency, driven by strong diamide sales and pricing actions across the region. Growth in India, driven by diamide sales in rice and continued expansion of the rest of our portfolio, was slightly offset by weather related challenges in India. The Australian market benefited from positive grower sentiment, favorable weather conditions and strong insect pressure.
Nine Months Ended September 30, 2021 vs. 2020
North America: Revenue decreased approximately 7 percent versus the prior year period, or approximately 8 percent excluding foreign currency, driven by a shift of diamide partner sales from North America to other regions. The decrease was partially offset by sales growth for herbicides and diamides, and strong product launches of Xyway™ fungicide and Vantacor™ insect control.
Latin America: Revenue increased approximately 3 percent versus the prior year period, or approximately 4 percent excluding foreign currency. This was primarily driven by a return to growth in Brazil, strong contributions from Mexico and the Andean subregion in the second quarter of 2021, and strong contributions from Brazil, Argentina, and Chile in the third quarter of 2021.
EMEA: Revenue increased approximately 1 percent versus the prior year period, or decreased approximately 3 percent excluding foreign currency, primarily due to strong sales of diamides and herbicides. This was partially offset by discontinued registrations and a delayed start to Spring which resulted in lost applications.
Asia: Revenue increased approximately 19 percent versus the prior year period, or approximately 15 percent excluding foreign currency tailwinds, driven by growth in Australia and India. We had strong sales for our new Overwatch® herbicide and sales of our diamides were robust across the region.
For 2021, full-year revenue is expected to be in the range of approximately $4.9 billion to $5.1 billion, which represents approximately 8 percent growth at the midpoint versus 2020.
Gross margin
Three Months Ended September 30, 2021 vs. 2020
Gross margin of $512.8 million increased $46.4 million, or approximately 10 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes in Asia, EMEA, and Latin America. Gross margin percent of approximately 43 percent remained mostly flat compared to approximately 43 percent in the prior year period.
Nine Months Ended September 30, 2021 vs 2020
Gross margin of $1,557.0 million increased $6.4 million versus the prior year period.
Gross margin percent of approximately 43 percent decreased slightly from approximately 44 percent in the prior year period. The decline in gross margin percent is driven by higher costs primarily increases in raw materials, packaging, and logistics.
Selling, general and administrative expenses
Three Months Ended September 30, 2021 vs. 2020
Selling, general and administrative expenses of $183.5 million decreased $4.2 million, or 2 percent, versus the prior year period. A large portion of the decrease was related to the fact that we did not incur any transaction-related expenses after the first quarter of 2021. Spending increased globally, primarily in Latin America, Asia, and EMEA. Selling, general and administrative expenses, excluding transaction-related charges, increased $10.2 million, or approximately 6 percent, versus the prior year period.

Nine Months Ended September 30, 2021 vs. 2020
Selling, general and administrative expenses of $519.0 million decreased $29.1 million, or approximately 5 percent versus the prior year period due to the cessation of transaction-related expenses, as mentioned above. Selling, general and administrative expenses, excluding transaction-related charges, increased $10.9 million, or approximately 2 percent versus the prior year period.
Research and development expenses
Three Months Ended September 30, 2021 vs. 2020
Research and development expenses of $79.5 million increased $7.8 million, or approximately 11 percent versus the prior year period. In the current year period we returned to spending on some research and development projects that were paused last year for cost control measures. In the full year 2020 we eliminated or delayed certain non-essential expenditures to offset effects of the COVID pandemic and phased some projects differently to allow lower costs in response to the pandemic without fundamentally impacting long-term timelines.
Nine Months Ended September 30, 2021 vs. 2020
Research and development expenses of $219.4 million increased $16.1 million, or approximately 8 percent versus the prior year period. As noted above, the increase in research and development expenditures is related to cost-saving measures taken in the prior year in response to the COVID pandemic.
Other Results of Operations

Depreciation and amortization
Three Months Ended September 30, 2021 vs. 2020
Depreciation and amortization of $43.4 million increased $1.9 million, or approximately 5 percent, as compared to the prior year period of $41.5 million.
Nine Months Ended September 30, 2021 vs. 2020
Depreciation and amortization of $128.5 million increased $7.8 million, or approximately 6 percent, as compared to the prior year period of $120.7 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation.

Interest expense, net
Three Months Ended September 30, 2021 vs. 2020
Interest expense, net of $33.1 million decreased compared to the prior year period of $35.5 million. The decrease was driven by lower foreign debt balances and the benefit of lower LIBOR rates.
Nine Months Ended September 30, 2021 vs. 2020
Interest expense, net of $98.1 million decreased $18.9 million compared to the prior year period of $117.0 million. The decrease was driven by a $9.5 million benefit of lower LIBOR rates as well as an $8.7 million benefit of lower debt balances.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2021	2020	2021	2020
Restructuring charges	$2.1	$6.9	$18.9	$29.7
Other charges (income), net	30.7	4.1	33.4	14.2
Total restructuring and other charges (income)	$32.8	$11.0	$52.3	$43.9

Three Months Ended September 30, 2021 vs. 2020
Restructuring charges in 2021 of $2.1 million consist of $1.0 million of charges related to regional realignment activities, including severance and employee relocation costs, and $0.8 million associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives, including severance, accelerated depreciation on certain fixed assets, and other costs (benefits). Additionally, there were other miscellaneous restructuring charges of $0.3 million.
Restructuring charges in 2020 of $6.9 million primarily represent charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. These charges include severance, accelerated depreciation on certain fixed assets, and other costs (benefits).
Other charges, net in 2021 of $30.7 million primarily consists of $23.8 million charges related to the establishment of reserves for certain historical India indirect tax matters that were triggered during the period. A detailed description of this matter is included in Note 19 to the condensed consolidated financial statements within this Form 10-Q.
Other charges, net in 2020 of $4.1 million primarily consists of charges related to environmental sites.
Nine Months Ended September 30, 2021 vs. 2020
Restructuring charges in 2021 of $18.9 million consist of $8.9 million of charges associated with regional realignment activities, including severance and employee relocation costs, and $5.8 million related to the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives. Additionally, there were other miscellaneous restructuring charges of $4.2 million.
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
Other charges, net in 2021 of $33.4 million primarily consists of $23.8 million charges related to the establishment of reserves for certain historical India indirect tax matters that were triggered during the period. A detailed description of this matter is included in Note 19 to the condensed consolidated financial statements within this Form 10-Q. Additionally, there were charges related to environmental sites of $3.3 million.
Other charges, net in 2020 of $14.2 million primarily consists of charges related to environmental sites of $13.7 million.
Non-operating pension and postretirement charges (income)
Charges for the three months ended September 30, 2021 were $5.1 million compared to charges of $11.6 million for the three months ended September 30, 2020. The decrease in non-operating pension and post retirement charges (income) is attributable to lower amortization of net actuarial losses. As previously disclosed, we continued to use the smoothed market related value of assets (MRVA) as opposed to the actual fair value of plan assets in the determination of pension expense. This continued approach will create some volatility in our non-operating periodic pension cost since our qualified pension plan is 100 percent fixed income securities.
Charges for the nine months ended September 30, 2021 were $14.7 million compared to charges of $16.0 million for the nine months ended September 30, 2020. The decrease in non-operating pension and post retirement charges (income) is attributable to a decrease in interest cost due to falling discount rates, partially offset by a lower expected return on plan assets, with rates changing from 4.25 percent to 3 percent.
Transaction-related charges
A detailed description of the transaction-related charges is included in Note 5 to the condensed consolidated financial statements included within this Form 10-Q.

Provision for income taxes
Three Months Ended September 30, 2021 vs. 2020
Provision for income taxes for the three months ended September 30, 2021 was $8.7 million resulting in an effective tax rate of 4.9 percent. Provision for income taxes for the three months ended September 30, 2020 was $18.4 million resulting in an effective tax rate of 12.4 percent. The primary drivers for the decrease in the effective tax rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 are shown in the table below.

	Three Months Ended September 30,
	2021			2020
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$178.8	$8.7	4.9%	$148.9	$18.4	12.4%
Corporate special charges (income)	37.9	4.1		37.0	6.1
Tax adjustments (1)		16.5			0.6
Non-GAAP - Continuing operations	$216.7	$29.3	13.5%	$185.9	$25.1	13.5%
_______________
(1)     Tax adjustments for the three months ended September 30, 2021 include $17.7 million tax reserve release related to our domestic operations. Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for further explanation of tax adjustments.
Nine Months Ended September 30, 2021 vs. 2020
Provision for income taxes for the nine months ended September 30, 2021 was $74.3 million resulting in an effective tax rate of 11.4 percent. Provision for income taxes for the nine months ended September 30, 2020 was $82.3 million resulting in an effective tax rate of 13.2 percent. The primary drivers for the decrease in the effective tax rate for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 are shown in the table below.

	Nine Months Ended September 30,
	2021			2020
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$653.5	$74.3	11.4%	$622.3	$82.3	13.2%
Corporate special charges (income)	67.4	10.4		100.3	16.9
Tax adjustments (1)		12.7			(1.6)
Non-GAAP - Continuing operations	$720.9	$97.4	13.5%	$722.6	$97.6	13.5%
_______________
(1)     Tax adjustments for the nine months ended September 30, 2021 include $17.7 million tax reserve release related to our domestic operations. Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for further explanation of tax adjustments.

Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended September 30, 2021 vs. 2020
Discontinued operations, net of income taxes represented a loss of $9.7 million for the three months ended September 30, 2021 compared to a loss of $18.4 million for the three months ended September 30, 2020. The loss during both the three months ended September 30, 2021 and 2020 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. In the three months ended September 30, 2021, the loss was partially offset by a gain of approximately $13 million, net of tax, from the sale of land at our discontinued site in Richmond, California.

Nine Months Ended September 30, 2021 vs. 2020
Discontinued operations, net of income taxes represented a loss of $32.4 million for the nine months ended September 30, 2021 compared to a loss of $36.7 million for the nine months ended September 30, 2020. The loss during both the nine months ended September 30, 2021 and 2020 was primarily related to adjustments related to the retained liabilities from our previously discontinued operations. In the nine months ended September 30, 2021, we had higher adjustments for retained liabilities compared to prior year, which were offset by a gain on sale of land at our discontinued site in Richmond, California, discussed above.

Net income (loss)
Three Months Ended September 30, 2021 vs. 2020
Net income (loss) increased to $160.4 million from income of $112.1 million in the prior year period. The higher results were primarily driven by an increase in gross margin of approximately $46 million from higher volume and a decrease in provision for income taxes of approximately $10 million as compared to the prior period. Additionally, non-operating pension and postretirement charges were lower by approximately $7 million and losses from our discontinued operations, net of income taxes, were lower by approximately $9 million as compared to the prior period. This was partially offset by higher restructuring and other charges and research and development expenses of approximately $22 million and $8 million, respectively.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Nine Months Ended September 30, 2021 vs. 2020
Net income (loss) increased to $546.8 million from income of $503.3 million in the prior year period. The higher results were primarily driven by lower selling, general and administrative costs of approximately $29 million, driven by the lack of transaction costs compared to the prior year, as well as lower interest expense of approximately $19 million compared to the prior year.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and nine months ended September 30, 2021 and 2020 are reconciled to Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended September 30, 2021 vs. 2020
Adjusted EBITDA of $293.2 million increased $30.3 million, or approximately 12 percent versus the prior year period. The increase was mainly driven by volume growth, which benefited Adjusted EBITDA by approximately 14 percent. Favorable foreign currencies contributed to a 4 percent increase on Adjusted EBITDA. This was partially offset by a 6 percent unfavorable impact from higher selling, general, and administrative costs and research and development spending, as well as higher raw materials, packaging, and logistics costs.
Nine Months Ended September 30, 2021 vs. 2020
Adjusted EBITDA of $947.5 million decreased $12.8 million, or approximately 1 percent versus the prior year period. The decrease was driven by higher cost, primarily increases in raw materials, packaging, and logistics costs, as well as higher research and development and selling, general, and administrative spending, which collectively had an impact of approximately 7 percent. Price had an unfavorable impact of 1 percent. These factors more than offset volume growth which contributed an approximate 7 percent increase.
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

LIQUIDITY AND CAPITAL RESOURCES
As a global agricultural sciences company, we require cash primarily for seasonal working capital needs, capital expenditures, and return of capital to shareholders. We plan to meet these liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility as well as other liquidity facilities, and in certain instances access to debt capital markets. We believe our strong financial standing and credit ratings will ensure adequate access to the debt capital markets on favorable conditions.
Cash
Cash and cash equivalents at September 30, 2021 and December 31, 2020, were $341.0 million and $568.9 million, respectively. Of the cash and cash equivalents balance at September 30, 2021, $301.2 million was held by our foreign subsidiaries. During the third quarter, we established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 17 to the consolidated financial statements included within this Form 10-Q for more information on our indefinite reinvestment assertion.
Outstanding debt
At September 30, 2021, we had total debt of $3,393.7 million as compared to $3,267.8 million at December 31, 2020. Total debt included $2,631.7 million and $2,929.5 million of long-term debt (excluding current portions of $386.6 million and $93.6 million) at September 30, 2021 and December 31, 2020, respectively. Short-term debt and current portion of long-term debt, which consists of short-term foreign borrowings, commercial paper borrowings, and the current portion of long-term debt, increased from $338.3 million at December 31, 2020 to $762.0 million at September 30, 2021. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for further details. As of September 30, 2021, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2021.
Access to credit and future liquidity and funding needs
At September 30, 2021, our remaining borrowing capacity under our credit facility was $994.3 million. See Note 11 in the condensed consolidated financial statements included in this Form 10-Q for discussion of the amendments to the Revolving Credit Facility and Term Loan Agreements undertaken in the prior quarter. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At September 30, 2021, we had $267.5 million commercial paper borrowings under the commercial paper program. At September 30, 2021, the average effective interest rate on the borrowings was 0.45 percent.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $298.2 million and $313.5 million for the nine months ended September 30, 2021 and 2020, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30,
	2021	2020
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$766.3	$755.3
Restructuring and other charges (income), total transaction-related charges and depreciation and amortization	181.2	205.0
Operating income before depreciation and amortization (Non-GAAP)	$947.5	$960.3
Change in trade receivables, net (1)	(170.8)	77.9
Change in guarantees of vendor financing	14.5	21.3
Change in advance payments from customers (2)	(343.9)	(487.4)
Change in accrued customer rebates (3)	378.4	247.1
Change in inventories (4)	(371.2)	(141.7)
Change in accounts payable (5)	147.2	(142.8)
Change in all other operating assets and liabilities (6)	(46.9)	7.9
Restructuring and other spending (7)	(21.9)	(11.6)
Environmental spending, continuing, net of recoveries (8)	(51.2)	6.9
Pension and other postretirement benefit contributions (9)	(2.9)	(3.6)
Net interest payments (10)	(85.0)	(104.2)
Tax payments, net of refunds (10)	(87.2)	(63.3)
Transaction and integration costs (11)	(8.4)	(53.3)
Cash provided (required) by operating activities of continuing operations (GAAP)	$298.2	$313.5
____________________
(1)    Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2021 was driven by timing of collections as well as higher volumes for revenue year over year, particularly in the second and third quarters of 2021. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2021, we collected approximately $717 million of receivables in Brazil.
(2)    Advance payments are primarily associated within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place. The change was primarily related to lower advance payments received at year end in 2020 as compared to year end in 2019.
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
(4)    Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Higher inventory build in 2021 is in line with the projected demand for the remainder of 2021 and the beginning of 2022, accelerating cost increases in 2021, as well as our decision to build inventory to help manage continued supply chain volatility.
(5)    The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors and the 2021 increase is also in line with the 2021 inventory build noted above.
(6)    Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $77 million and $95 million, respectively.
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
(9)    There were no voluntary contributions to our U.S. qualified defined benefit plan for the three months ended September 30, 2021 and 2020.
(10)    Amounts shown in the chart represent net payments of our continuing operations. The increase in tax payments year over year is primarily attributable to the deferral of income tax payments in 2020 in various jurisdictions as a result of the COVID pandemic.
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

Cash provided (required) by operating activities of discontinued operations was $(53.9) million and $(66.3) million for the nine months ended September 30, 2021 and 2020, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(115.9) million and $(100.5) million for the nine months ended September 30, 2021 and 2020, respectively.
The change in cash from investing activities of continuing operations during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to slightly higher capital expenditure spending following deferral of projects last year due to COVID, partially offset by a reduction in spending associated with the implementation of our new SAP system compared to the prior year.
Cash provided (required) by investing activities of discontinued operations was $16.8 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2021 represents the proceeds from the sale of land of our discontinued site in Richmond, California which was sold in the nine months ended September 30, 2021.
Cash provided (required) by financing activities of continuing operations was $(367.0) million and $(186.4) million for the nine months ended September 30, 2021 and 2020, respectively.
The change period over period in financing activities of continuing operations is primarily due to $300 million of repurchases of common stock under our publicly announced program in 2021 versus zero in the prior period, partially offset by higher debt borrowings in the current year period, See below discussion for dividend payments which are a component of cash provided (required) by financing activities of continuing operations.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Nine Months Ended September 30,
	2021	2020
Cash provided (required) by operating activities of continuing operations (GAAP)	$298.2	$313.5
Transaction and integration costs (1)	8.4	53.3
Adjusted cash from operations (2)	$306.6	$366.8

Capital expenditures (3)	(76.4)	(35.2)
Other investing activities (3)(4)	(22.2)	(23.1)
Capital additions and other investing activities	$(98.6)	$(58.3)

Cash provided (required) by operating activities of discontinued operations (5)	(53.9)	(66.3)
Cash provided (required) by investing activities of discontinued operations (5)	16.8	1.1
Transaction and integration costs (1)	(8.4)	(53.3)
Investment in Enterprise Resource Planning system (3)	(12.7)	(42.2)
Legacy and transformation (6)	$(58.2)	$(160.7)

Free cash flow (Non-GAAP)	$149.8	$147.8
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
(4)    Cash spending associated with contract manufacturers was $15.2 million and $6.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(5)    Refer to the above discussion for further details.
(6)    Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2021 Cash Flow Outlook
Our cash needs for 2021 include operating cash requirements (which are impacted by environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2021, our remaining borrowing capacity under our credit facility was $994.3 million.
We continue to expect our full year 2021 free cash flow (Non-GAAP) guidance range to be approximately $480 million to $570 million. For the nine months ended September 30, 2021, free cash flow increased approximately $2.0 million from the prior year period. Adjusted cash from operations decreased from the prior year period, primarily driven by strategic inventory build to manage supply chain volatility and to be prepared to fulfill strong demand in the fourth quarter and early 2022. Capital additions were higher as we increased spending following deferral of projects last year due to COVID as well as to support capacity expansion. Legacy and transformation spending was down substantially with the benefit of the completion of our SAP platform.
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
Cash from operating activities of continuing operations
Our outlook compared to the forecast given in our Form 10-Q for the quarter ended June 30, 2021 remains unchanged for cash from operating activities, excluding the effects of transaction-related cash flows, in the range of approximately $700 million to

$860 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes, and interest on borrowings.
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2021. The plan is slightly overfunded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2021 spending, net of recoveries includes approximately $58 million to $68 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. This spending includes approximately $43 million related to our environmental remediation site near Pocatello, Idaho, primarily as a result of a litigation judgment against us in the Pocatello Tribal litigation. Of the total 2021 projected spend at this site, $21.4 million was paid in the first quarter of 2021. An additional payment of $10.8 million for past years' permit fees plus interest associated with these payments was made in second quarter of 2021. In addition to the expected 2021 payments for Pocatello, the judgment resulted in the requirement for future payments of $1.5 million annually thereafter.
Total projected 2021 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites (discussed within Legacy and transformation below), is expected to be in the range of approximately $116 million to $126 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $34 million to $44 million in 2021, of which approximately $7 million is related to exit and disposal costs as a result of our previous decision to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products) in 2019.
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
Projected 2021 spending, net of recoveries includes approximately $53 million to $63 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site. The settlement will result in spending of approximately $20 million to $30 million for 2021, due to front loading of reimbursement in installments of past costs, and a $10 million maximum per year thereafter, on average, until the remediation is complete.
Total projected 2021 environmental spending, inclusive of sites accounted for within both continuing operations (discussed within Cash from operating activities of continuing operations above) and discontinued sites, is expected to be in the range of $116 million to $126 million.
Share repurchases
During the nine months ended September 30, 2021, 3 million shares were repurchased for approximately $300 million under the publicly announced repurchase program. At September 30, 2021, approximately $250 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase a total of $350 million to $450 million in shares by the end of 2021 under our existing share repurchase authorization.
Dividends
During the nine months ended September 30, 2021 and September 30, 2020, we paid dividends of $186.2 million and $171.3 million, respectively. On October 21, 2021, we paid dividends totaling $61.0 million to our shareholders of record as of September 30, 2021. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7 of our 2020 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2021.

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
At September 30, 2021, our financial instrument position was a net asset of $25.3 million compared to a net liability of $25.3 million at December 31, 2020. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2021 and December 31, 2020, with all other variables (including interest rates) held constant. Note, as of September 30, 2021 and December 31, 2020, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.

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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2021 and December 31, 2020, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2021	$21.0	$76.1	$(32.3)

Net asset (liability) position at December 31, 2020	(24.5)	8.4	(9.6)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2021, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at September 30, 2021 and December 31, 2020, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at September 30, 2021	$4.3	$13.7	$(5.1)

Net asset (liability) position at December 31, 2020	(0.8)	8.8	(10.4)

Our debt portfolio, at September 30, 2021, is composed of 69 percent fixed-rate debt and 31 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2017 Term Loan Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2021, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $7.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.0 million for the nine months ended September 30, 2021.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of September 30, 2021, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity, for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 3, 2021

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 2021	723	$107.77	—	$—	$450,012,382
August 2021	537,695	92.99	530,000	49,297,751	400,714,631
September 2021	1,570,698	96.03	1,569,391	150,699,823	250,014,808
Total Q3 2021	2,109,116	$95.27	2,099,391	$199,997,574	$250,014,808
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

During the three months ended September 30, 2021, approximately 2.1 million shares were repurchased under the publicly announced repurchase program at a cost of approximately $200 million. For the nine months ended September 30, 2021, approximately 3 million shares were repurchased at a cost of approximately $300 million. At September 30, 2021, approximately $250 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

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
Date: November 3, 2021