Form 10-K
period 2021-12-31
FMC CORP
filed 2022-02-25
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
__________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, the last day of the registrant’s second fiscal quarter was $13,858,737,802. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2021, there were 125,699,479 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2022 Annual Meeting of Stockholders	Part III

FMC Corporation
2021 Form 10-K

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

ITEM 1.    BUSINESS
General
FMC Corporation is a global agricultural sciences company dedicated to helping growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. FMC’s innovative crop protection solutions – including biologicals, crop nutrition, digital and precision agriculture – enable growers, crop advisers and turf and pest management professionals to address their toughest challenges economically without compromising safety or the environment. FMC is committed to discovering new herbicide, insecticide and fungicide active ingredients, product formulations and pioneering technologies that are consistently better for the planet.
FMC Strategy
We have streamlined our portfolio over the past ten years to become a tier-one leader and the fifth largest global innovation provider in the agricultural chemicals market. Our strong competitive position is driven by our technology and innovation, as well as our geographic balance and crop diversity, which helped FMC to take market share in 2019, 2020, and 2021.
Our leading fungicides, herbicides, insecticides, and biological technologies that farmers throughout the world rely on to protect their crops from disease and pests were produced at five active ingredient plants, 18 formulation and packaging sites and sold in more than 120 countries. Helping farmers grow more food sustainably on less arable land requires a continual stream of new products and technologies. We are investing in the agricultural industry’s most productive crop protection pipeline, featuring more than 25 new active ingredients in discovery, 11 new active ingredients in development, and more than 20 molecules featuring new modes of action.
We own and operate a total of 23 manufacturing plants, and we have the scale to operate with strong resources and global reach to address changing market conditions. Our supply chain organization effectively managed to continue supplying our customers and growing our business, despite multiple shutdowns and other disruptions in the Chinese chemical sector in the last several years. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and fully staffed. We will continue to assess the impacts of the pandemic on our business and enact commercial plans, cost savings, and/or liquidity actions as appropriate. We made significant investments in our employees as a result of the COVID pandemic, including through enhanced dependent care offerings, recognition bonuses, increased flexibility of work schedules and hours of work to accommodate remote working arrangements, and investment in IT infrastructure to promote remote work. Through these efforts we have successfully avoided any COVID related furloughs or workforce reductions to date.
Our revenues grew approximately 9 percent, or 8 percent organically(1) excluding the impacts of foreign currency, year over year in 2021, driven by strong volume growth and pricing gains in all regions. Approximately $400 million in sales for 2021 came from products launched in the last five years, representing almost 8 percent of the total revenue. In 2021, we had new product launches in Australia including Vantacor™ insect control based on Rynaxypyr® active and Overwatch® herbicide based on our Isoflex™ active. We had new product launches in North America for Xyway fungicide and Vantacor™ insect control. Products launched in 2021 accounted for approximately $120 million in sales. Our diamides, Rynaxypyr® and Cyazypyr® active ingredients, continued to be a significant part of our portfolio, representing over $1.9 billion in combined sales and approximately 38 percent of the total revenue in 2021.We also grew our Plant Health program, which includes FMC’s Biologicals platform, by 20 percent. Plant Health is now approximately $220 million in sales and outpacing market growth.
FMC performed better than the overall crop protection market in 2021, which we estimate grew in the mid-single digit percentage range versus 2020. Foreign currency was a minor tailwind to full year revenue. As mentioned above, our growth rate was 9 percent, and excluding the impact of foreign currency, our organic(1) growth rate was 8 percent. FMC’s innovation, starting with our current portfolio of advanced products and continuing through our R&D discovery, development and new formulations, contributed to our performance. Our technology portfolio includes specific innovations in plant health, application technology and delivery systems, as well as advanced agronomic insights through Arc™ farm intelligence, our precision agriculture tool that leverages artificial intelligence and machine learning.
__________________
(1)    Organic revenue growth is a non-GAAP term which excludes the impact of foreign currency changes. Refer to the "Results of Operations" section of our Management's Discussion and Analysis in Item 7 for our organic revenue non-GAAP reconciliation.

Acquisitions and Divestitures
We did not have any acquisitions or divestitures in 2021. However, we continued to make investments through FMC Ventures, our venture capital arm which we formed in 2020 to target strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry.
In May 2020, FMC entered into a binding offer with Isagro S.p.A ("Isagro") to acquire the remaining rights for Fluindapyr active ingredient assets from Isagro. In July 2020, we entered into an asset sale and purchase agreement with Isagro. On October 2, 2020, we closed on the transaction with a purchase price of approximately $65 million. Fluindapyr has been jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction provides FMC with full global rights to the Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction transferred to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule. The acquired assets have been classified as in-process research and development. See Note 9 to the consolidated financial statements included within this Form 10-K for accounting considerations. The transaction has expanded our fungicide portfolio by giving us full global rights to the Fluindapyr active ingredient and is an important strategic addition to our product line. In 2022, we are launching Onsuva™ fungicide which is based on the Fluindapyr active in Argentina and Paraguay. Onsuva™ fungicide targets diseases in soy and peanut crops.
In 2019, we completed the separation of our FMC Lithium segment, which was renamed Livent Corporation, or "Livent", following its initial public offering ("IPO") that closed on October 15, 2018. After completion of the IPO, FMC owned 123 million shares of Livent's common stock, representing approximately 84 percent of the total outstanding shares of Livent's common stock. On March 1, 2019, we completed the distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC. The relevant 2019 financial information within this filing has been recast to present the former FMC Lithium as a discontinued operation retrospectively for periods until its disposition on March 1, 2019.

Financial Information About Our Business
(Financial Information in Millions)
The following table shows the principal products produced by our business, its raw materials and uses:

Product	Raw Materials	Uses
Insecticides	Synthetic chemical intermediates	Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and for non-agricultural applications including pest control for home, garden and other specialty markets
Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
Fungicides	Synthetic chemical intermediates	Protection of crops, including cereals, fruits and vegetables from fungal disease
Plant Health	Biological intermediates	Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and diseases and enhancement of yields
With a worldwide manufacturing and distribution infrastructure, we are better able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to reduce the impact of currency volatility. The following charts detail our sales by major geographic region and major product category.

The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2021	2020
Long-lived assets
North America	$1,091.3	$1,230.2
Latin America	742.6	792.7
Europe, Middle East, and Africa	1,499.0	1,513.9
Asia	2,092.3	2,044.4
Total	$5,425.2	$5,581.2

Products and Markets
Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority of our product lines consist of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. In addition, we are also investing substantially in our Plant Health program which includes biological crop protection products, seed treatments and micro-nutrients. Biological technologies developed by FMC’s R&D team in Denmark offer excellent sustainability profiles and serve as strong complements to our synthetic products. Our biologicals feature attributes that exceed the competition, such as high stability, long shelf life, low use rates and compatibility with other chemistries.
We have our own sales and marketing organizations and access the market through a combination of distributors, retailers and co-ops in all four regions. In addition, we sell directly to large growers in select countries such as Brazil. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides and fungicides, representing approximately 40 percent, 30 percent and 27 percent of global industry revenue, respectively.
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
Growth
We are among the leading agrochemical producers in the world. Several products from our portfolio are based on patent-protected active ingredients and continue to grow well above market patterns. Our complementary technologies combine improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. We will take advantage of enhanced market access positions and an expanded portfolio to deliver near-term growth.
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
In FMC Precision Agriculture, we are broadening our award-winning Arc™ farm intelligence platform, a proprietary mobile solution that helps farmers better understand and manage pest pressure through predictive modeling based on real-time and historical data, entomological models, hyper-local weather information and in-field sensors. Arc™ farm intelligence, which is now available in more than 25 markets covering 16 million acres throughout Latin America, North America, Europe and Asia, allows farmers to address pest pressure more efficiently, manage infestations before they escalate and target applications in a more sustainable manner.
Our venture capital arm, FMC Ventures, continued to build its portfolio in 2021 with new collaborations or strategic investments in start-ups and early stage companies working on new or disruptive technologies. These engagements, which support or augment our internal capabilities, span several important technology segments, including robotics, pathogen detection, soil health, peptides and pheromones.

Diamide Growth Strategy
Our product portfolio features two key diamide-class molecules – Rynaxypyr® (chlorantraniliprole) and Cyazypyr® (cyantraniliprole) actives – with combined annual revenues of approximately $1.9 billion in 2021. These two molecules are industry-leading in terms of performance, combining highly effective low dose rates with fast-acting, systemic, long residual control. These attributes quickly established Rynaxypyr® active as the world’s leading insect control technology and we expect it to continue on a strong growth trajectory notwithstanding the expiration of composition of matter patents covering Rynaxypyr® active in certain countries starting in late 2022. Our Cyazypyr® active, a second-generation diamide, is growing quickly as we obtain more product registrations. We expect Cyazypyr® active to continue to grow strongly notwithstanding the expiration of its active ingredient composition of matter patents starting in the mid-2020s. This expectation is based on not only our broad patent estate and the timing of key patent milestones, but also on other critical elements that will allow FMC to continue to profitably grow the diamide franchise well beyond the expiration of key patents. Some of the critical elements supporting diamide growth include registration and data protection, commercial strategies, brand recognition, as well as manufacturing and supply chain complexity and FMC efficiencies.
Patents and Trade Secrets. The FMC diamide insect control patent estate is made up of many different patent families which cover: Composition of matter – both active ingredients and certain intermediates; Manufacturing processes – both active ingredients and certain intermediates; Formulations; Uses; and Applications. For Rynaxypyr® and Cyazypyr® actives related patents, as of December 31, 2021, we had 34 families with granted patents filed in up to 76 countries, with a total of 857 active granted patents as well as numerous pending patent applications. See "Patents, Trademarks and Licenses" within this Item 1 for more details. FMC’s process patents cover the manufacturing processes for both active ingredients – chlorantraniliprole and cyantraniliprole – as well as key intermediates that are used to make the final products. Chlorantraniliprole is a complex molecule to produce, requiring 16 separate steps; FMC owns granted patents covering many of these 16 process steps and several of the intermediate chemicals, and we protect other aspects of the manufacturing processes by trade secret. Cyantraniliprole is similarly complex and covered by a comparable range of intellectual property. Many of these intermediate process patents run well past the expiration of the composition of matter patents, and in some cases stretch until the end of this decade. Third parties that intend to manufacture and sell generic chlorantraniliprole or cyantraniliprole and rely on FMC’s extensive product safety data will be required to demonstrate that their product has the same regulatory safety profile as FMC's Rynaxypyr® and Cyazypyr® actives. To meet regulatory requirements for such difficult-to-manufacture molecules, we believe that third parties will have to produce these active ingredients using the same processes that are patented by FMC and if so, would be infringing before patent expiration and subject to our challenge for infringement. FMC also owns formulation patents which cover the use of chlorantraniliprole or cyantraniliprole in specific formulations found in commercially important end-use products.
Regulatory Data Protection. In addition to the patent estate, various pesticide laws and regulations around the world offer added protection to the initial active ingredient registrant in the form of data protection that can extend after the composition or process patents have expired. These rules can effectively provide a product innovator and initial active ingredient registrant such as FMC with a further period of exclusive use of the key reference data even after the applicable active ingredient composition of matter patents have expired. Further, in certain countries, even after the period of exclusive use has expired, a generic entrant seeking to rely on the initial registrant’s reference data may have to pay significant compensation to the initial registrant. For FMC’s diamide products, such rights apply in key markets including United States and the European Union.
Growing the FMC Diamide Franchise. FMC is executing a strategy to supply end-use products containing Rynaxypyr® and Cyazypyr® actives to a broad range of companies prior to patent expiration, and in return establishing long-term purchase commitments from these companies. These arrangements may also include limited patent, data and/or trademark licenses. Such partner relationships allow us to grow our business by having others develop and sell diamide-based products to meet farmers' needs not within our current portfolio, offering those farmers a better alternative to competing insecticides with product safety or efficacy profiles which are less attractive than Rynaxypyr® or Cyazypyr® actives. These agreements can require the third-party to use the well-known and trusted Rynaxypyr® or Cyazypyr® brand names on the end-use products formulated with active ingredient supplied by FMC. As of December 31, 2021, we had global agreements with five major multinational companies and approximately 50 separate local-country agreements covering 14 countries. We are continuing to explore opportunities with additional companies beyond those with whom we are already engaged. Furthermore, FMC is developing an extensive portfolio of new diamide-containing products to address grower needs around the world. The first of these products, Elevest® and Vantacor®, were launched in the US in late 2020 and early 2021 and will be launched in additional countries in 2022 onward. Our current diamide pipeline contains approximately 20 new products to be launched this decade and we continue to explore further innovations based on the diamide chemistry.

Complexity of manufacturing. Today FMC manufactures all the required intermediates in the multi-step processes, as well as the final Rynaxypyr® and Cyazypyr® actives, at our own active ingredient manufacturing plants or through key contract manufacturers who produce under long-term exclusive technology-license agreements. For a third-party to replicate this complex supply chain and manufacturing network would be a major undertaking with very large capital requirements. In addition, given our manufacturing know-how, scale of our operations, and continual investment in manufacturing process improvement, we believe FMC’s manufacturing costs will be substantially lower than any other party seeking to produce these diamide products.
Collectively, these four factors – deep patent estate, proprietary regulatory data, strong commercial approach leveraging our brand recognition, and capabilities of managing large scale manufacturing complexity – provide us the basis for our expectation that FMC will be the company of choice to supply chlorantraniliprole and cyantraniliprole products to third-party partners, and ultimately to farmers, well into the future.
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
As of December 31, 2021, the Company owned a total of approximately 200 active granted U.S. patents and 2,600 active granted foreign patents (includes Supplemental Patent Certificates); we also have approximately 1,700 patent applications pending globally.
In our current product portfolio, our diamide insect control products based on Rynaxypyr® (Chlorantraniliprole) and Cyazypyr® (Cyantraniliprole) active ingredients have a substantial patent estate which will remain in force well into the future. More details regarding our diamide granted patent estate are set forth in the tables below:

Numbers of active Granted Patents by type*: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2021
	United States	Foreign
Active Ingredients	7	221
Intermediates and Methods of Manufacturing	23	257
Formulations/Mixtures/Applications	6	343
Total	36	821
*Patent families were only placed under one type but may cover several types.

Remaining Life of Granted Patents: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2021
	United States	Foreign
Through December 31, 2026	19	576
2027 - 2031	15	216
2032 - 2037	2	29
Total	36	821

We also own many trademarks that are well recognized by customers or product end-users. Unlike patents, ownership rights in trademarks can be continued indefinitely so long as the trademarks are properly used and renewal fees are paid.
We actively monitor and manage our patents and trademarks to maintain our rights in these assets and we strategically take aggressive action when we believe our intellectual property rights are being infringed. During 2021, we initiated proceedings to enforce several of our patents and trademarks against generic producers and infringers, resulting in multiple favorable judgments and settlements, including in India and China. In early 2022, we received notice that certain third parties are seeking to invalidate our Chinese patents on a certain intermediate involved in producing chlorantraniliprole and a process to produce chlorantraniliprole; we intend to defend vigorously the validity of both patents. While we believe that the invalidity or loss of any particular patent, trademark or license would be a remote possibility, our patent and trademark estate related to our diamide insect control products based on Rynaxypyr® and Cyazypyr® active ingredients in the aggregate are of material importance to our operations.
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
Our business competes primarily in the global chemical crop protection market for insecticides, herbicides and fungicides. Industry products include crop protection chemicals and biologicals, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic agrochemical producers is significant as a number of key product patents have expired in the last two decades. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness through our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.
Research and Development Expense
The R&D efforts in our business focus on discovering and developing environmentally sound solutions — both new active ingredients and new product formulations — that meet the needs of farmers to maximize yields and control pests. On June 24, 2019, we announced our investment of more than $50 million at our FMC Stine Research Center in Newark, Delaware, to upgrade infrastructure and complete construction on a new, state-of-the-art greenhouse and laboratory facility. We anticipate that the project will be completed by the end of 2023.
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.
Human Capital
Employees
We employ approximately 6,400 people with about 1,400 people in our domestic operations and 5,000 people in our foreign operations.
Approximately 3 percent of our U.S.-based and 34 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2022, seven foreign collective-bargaining agreements will be expiring. These contracts affect approximately 23 percent of our foreign-based employees. There are no U.S. collective-bargaining agreements expiring in 2022.

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
FMC continually strives to meet the needs of our employees, shareholders, and customers through competitive rewards, policies, and practices that support the company as an employer of choice in every market where we compete for talent. FMC compensates employees through total reward programs that are aligned with performance and competencies. Performance-based direct pay programs include competitive base pay, annual bonus opportunities, sales incentive plans, and long-term incentives. These compensation elements along with benefits, work-life flexibility, recognition awards, talent and career development, enable FMC to offer a comprehensive total reward package designed for employees throughout their career. The following were initially offered to employees at the start of the COVID-19 pandemic to better support our employees and their families and are still currently in place:
•Fully covering the costs of COVID testing and vaccines
•Enhancing Employee Assistance Program presentations and offerings to assist employees with mental well being
•Flexible work opportunities
Culture and Inclusion
We strive to be an inclusive company where our employees reflect the community, are valued, find purpose in their work, grow and contribute to their fullest potential. We are building on our efforts to prioritize Diversity and Inclusion, ensuring our focus remains to create opportunities, remove barriers and implement meaningful programs and actions that build an inclusive workplace. We launched two task forces, one on Social Justice and Racial Equity, and the other focused on Gender Equity. Our goal for 2027 is to have Black/African American representation in our U.S. workforce to be 14 percent and female representation to be 50 percent of our global workforce across all regions and job levels. We established new Diversity and Inclusion goals in 2021. We continue to enhance our hiring, onboarding, and employee retention practices to help us achieve these goals as well as expanded onboarding efforts to support retention of U.S. Black/African American employees. We have made progress toward our representation goals in 2021, with notable FMC firsts including the first female salesperson in Pakistan, first female field technicians in the Philippines and first female production leader and quality manager in Brazil and India, respectively. Due to our diversity and inclusion strategy, women in senior management positions increased from 34 percent in 2020 to 37 percent in 2021, including the appointment of two female executive officers in 2021. Diverse views, backgrounds and experiences are key to our success. FMC has an active global framework of Employee Resource Groups ("ERGs") with more than twenty employee resource group chapters. ERGs are regionally implemented via Regional Inclusion Councils that host events and programs to celebrate diversity and partner with the Global Diversity, Equity & Inclusion Office and other stakeholders to address diversity, equity and inclusion needs in the region. FMC scored 100 percent for a third consecutive year on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index, a U.S. benchmarking survey measuring corporate policies and practices related to lesbian, gay, bisexual, transgender and queer ("LGBTQ") workplace equality. We recognize building an inclusive workplace is a journey and believe diverse views, backgrounds and experiences remain keys to FMC’s success.
Safety
Safety is a core value of FMC. At FMC, people come first. We strive for an injury-free workplace, where every person returns home the same way they arrived. We encourage a culture of open reporting, to learn from our mistakes and work towards continuous improvement in behaviors and processes. As a result of our firm commitment to safety, our 2021 TRIR of 0.0662 continues to be among the lowest in the industry globally and in the upper decile of peer companies in North America, placing our company among the safest organizations in the chemical industry. This milestone underscores our collective commitment to work safely every day. We empower our people to always put safety first. 2021 continued to challenge us with issues related to the COVID pandemic ranging from staffing to supply chain constraints. FMC responded by collaborating across functions and continuing to utilize our robust Business Continuity Plans ("BCPs") to ensure continued safe operation at all of our manufacturing sites. These BCPs continue to be highly effective, resulting in zero FMC on-site transmissions of the virus during 2021. In 2022, we continue our journey, focusing on improving management systems and tools. These BCPs proved to be highly effective at mitigating business or operational disruptions, even during peak periods of the pandemic. In addition, we continue to engage our global workforce through focused campaigns which address issues and trends identified through analysis of our environment, health and safety data.
Sustainability
We are committed to delivering products that maintain a safe and secure food supply and to do so in a way that protects the environment for future generations. To reflect this commitment, we reset our sustainability goals in October 2019 to challenge ourselves and ensure that we are helping to create a better world. Our goals include achieving (i) 100 percent research and development spend on developing sustainable products by 2025, (ii) <0.1 Total Recordable Incident Rate ("TRIR") by 2025, (iii) a 25 percent reduction in Energy Intensity by 2030, (iv) a 25 percent reduction in Greenhouse Gas ("GHG") emissions intensity by 2030, (v) a 20 percent reduction in Water-Use Intensity in High-Risk Locations by 2030, (vi) a sustained Waste Disposed Intensity through 2030 (from our 2018 base year level), and (vii) a 100 on the Community Engagement Index by 2025. In 2021, FMC continued to make progress towards meeting its commitments on the updated goals. In addition, to build on our progress towards energy and resource reduction, in August of 2021, FMC announced its goal of net-zero GHG emissions across its entire value chain (i.e., Scopes 1, 2 and 3) by 2035. FMC committed to the Science Based Target initiative (SBTi), Net-Zero Standard, in line with keeping the global temperature at 1.5°C above pre-industrial time. FMC anticipates submitting targets to SBTi in the first quarter of 2022.
FMC developed and utilizes its award-winning Sustainability Assessment Tool to determine the sustainability of new active ingredients and formulated products in the research and development pipeline. This assessment, along with other stewardship processes and tools, ensures the introduction and use of environmentally sustainable agricultural solutions.
At FMC we promote stewardship at each stage of the product life cycle, and stewardship priorities are built into the core of research and development, portfolio and marketing strategies for a truly proactive approach. We continue to strive for open and transparent communications about our product stewardship successes and challenges. FMC is continuing to phase out Highly Hazardous Pesticides ("HHPs") from our product portfolio. In 2021, HHPs accounted for approximately 0.4 percent of our total sales.
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
•Changing regulatory environment and public perception - Changes in the regulatory environment, particularly in the U.S., Brazil, China, India, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. We are sensitive to regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes the chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which requires manufacturers to verify through a special registration system that their chemicals can be marketed safely. Climate change may result in changes to the governmental regulation of greenhouse gases. Depending on their nature and scope, this could subject our manufacturing operations to significant additional costs or limits on operations and affect the sources and supply of energy. Changes to the regulatory environment may be influenced by non-government public pressure as a result of negative perception regarding the use of our crop protection products. Products reviewed by regulators and labeled safe for use may still be challenged by others which could lead to negative public perception or regulatory action. Competing products labeled safe for use were subject to lawsuits or claims, and a similar situation for our products could result in negative impacts.
•Geographic presence outside of U.S. - We have a strong presence in Latin America, Europe and Asia, as well as in the U.S. We have continued to grow our geographic footprint particularly in Europe and key Asian countries such as India, which means that developments outside the U.S. will generally have a more significant effect on our operations than in the past. Our operations outside the U.S. are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions or tariffs; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.
•Climate change and land use impacts - Climate change may impact markets in which we sell our products, where, for example, a prolonged drought may result in decreased demand for our products. The more gradual effects of persistent temperature change in geographies with significant agricultural lands may result in changes in lands suitable for agriculture or changes in the mix of crops suitable for cultivation and the pests that may be present in such geographies. For example, prolonged increase in average temperature may make northern lands suitable for growing crops not grown historically in such climes, leading farmers to shift from crops such as wheat to soybean and may result in new or different weed, plant disease or insect pressures on such crops – such changes would impact the mix of pesticide products farmers would purchase, which may be adverse for us, depending on the local market and our product mix. Additionally, changes in the governmental regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations to significant additional costs or limits on operations.
•Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities - both chemical raw material commodities and harvested crop commodities. We may not be able to raise prices or improve productivity sufficiently to offset future increases in chemical raw material commodity pricing. Accordingly, increases in such commodity prices may negatively affect our financial results. We use hedging strategies to address material commodity price risks, where hedging strategies are available on reasonable terms. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in harvested crop commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.
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

Operational Risks:
•COVID and global pandemic cycles - The persistence of the coronavirus (COVID-19) outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will continue to be significant. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic and we have sustained our operations with safety as a priority. We are closely monitoring raw material and supply chain costs. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. External and internal factors and events related to COVID could result in employee isolation and burnout, leading to operational disruption and unexpected, regrettable attrition, which may impact the sustainability of our "high touch" agile culture. We have seen some logistics challenges, supply chain challenges, and shortages of packaging materials and containers, as many industries have increased e-commerce and delivery of goods, creating extra demand on packaging materials, as well as related higher costs and pockets of demand reduction. We may continue to experience disruption caused by COVID in our supply chain, logistics, and pockets of demand, as well as on farm worker labor required for planting, harvesting and packing crops (especially fruits, vegetables and other specialty crops) in the food chain going forward. This outbreak may impact access to our production sites or our ability to adequately and safely staff these sites, the ability of raw material suppliers to produce and deliver goods to us, our ability to ship our products to production, warehousing or customer sites, the ability of our sales organization to make sales or for customers (or indirect customers such as farmers) to purchase our products, or the ability to collect on customer receivables. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and contract manufacturers could impact our sales and operating results. The outbreak, and governmental responses to the outbreak, have caused disruption in certain food distribution systems and labor markets for planting and harvesting, which in turn have created operational and financial pressures on some farmers who are the ultimate users of the vast majority of our products. If those pressures continue and grow more widespread or severe, and if farmers materially change their planting decisions or choose not to protect their crops with our products, such pressures on farmers could impact our sales and operating results. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products. Although our production operations that support agriculture have generally been viewed as "essential" and exempted from governmental lockdown orders, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including the availability of vaccines and other actions taken to contain the coronavirus.
•Business disruptions - We produce products through a combination of owned facilities and contract manufacturers. We own and operate large-scale active ingredient manufacturing facilities in the U.S. (Mobile), Puerto Rico (Manati), China (Jinshan), Denmark (Ronland), and India (Panoli). Our operating results are dependent in part on the continued operation of these production facilities. Interruptions at these facilities may materially reduce the productivity of a particular manufacturing facility, or the profitability of our business as a whole. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include explosions, fires, severe weather and natural disasters, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, cyberattacks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, large scale power outages and public health epidemics/pandemics. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

•Climate change and physical risk to operation sites - The effects of climate change such as rising sea levels, drought, flooding, hurricanes, excessive heat and general volatility in seasonal temperatures could adversely affect our operations globally. Extreme weather events attributable to climate change may result in, among other things, physical damage to our property and equipment, and interruptions to our supply chain.
•Litigation and environmental risks - Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate. Products reviewed by regulators and labeled safe for use may still be challenged by others which could result in lawsuits or claims.
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

Portfolio Management Risks:
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
•Enforcement of intellectual property rights - The composition of matter patents on our Rynaxypyr® active ingredient is nearing its expiration in several key countries. We have a broad estate of additional patents regarding the production of Rynaxypyr® active ingredient, as well as trademark and data exclusivity protection in certain countries that extend well beyond the active ingredient composition of matter patents. (See "Diamide Growth Strategy" and "Patents,

Trademarks and Licenses" in Item 1). We intend to strategically and vigorously enforce our patents and other forms of intellectual property and have done so already against several third parties. Other third parties may seek to enter markets with infringing products or may find alternative production methods that avoid infringement or we may not be successful in litigating to enforce our patents due to the risks inherent in any litigation. Patents involve complex factual and legal issues and, thus, the scope, validity or enforceability of any patent claims we have or may obtain cannot be clearly predicted. Patents may be challenged in the courts, as well as in various administrative proceedings before U.S. or foreign patent offices, and may be deemed unenforceable, invalidated or circumvented. We are currently and may in the future be a party to various lawsuits or administrative proceedings involving our patents. (See "Patents, Trademarks and Licenses" in Item 1.). Such challenges can result in some or all of the claims of the asserted patent being invalidated or deemed unenforceable. In such circumstances, an adverse patent enforcement decision which could lead to the entry of competing chlorantraniliprole products in relevant markets may materially and adversely impact our financial results.
•ERP system stabilization and change governance - In the fourth quarter of 2020 we completed the go-live on a single global instance of SAP S/4 HANA. There are execution and change management activities that may affect our ability to operationalize and monetize the investment made in the Enterprise Resource Planning ("ERP") system. Not using the system as designed or intended may result in inconsistencies across business units and functions if left unresolved. Changes made within our global ERP without proper governance could disable business transactions and disrupt or halt operations.
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

Financial Risks:
•Foreign exchange rate risks - We are an international company operating in many countries around the world, and thus face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the Brazilian real, Chinese yuan, Indian rupee, euro, Mexican peso and Argentine peso. While we engage in hedging and other strategies to mitigate those risks, unexpected severe changes in foreign exchange may create risks that could materially and adversely affect our expected performance.
•Uncertain tax rates - Our future effective tax rates may be materially impacted by numerous items such as: a future change in the composition of earnings from foreign and domestic tax jurisdictions, as earnings in foreign jurisdictions are typically taxed at different statutory rates than the U.S. federal statutory rate; accounting for uncertain tax positions; business combinations; expiration of statute of limitations or settlement of tax audits; changes in valuation allowance; changes in tax law; currency gains and losses; and decisions to repatriate certain future foreign earnings on which U.S. or foreign withholding taxes have not been previously accrued.
•Uncertain recoverability of investments in long-lived assets - We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities. We may recognize future impairments of long-lived assets which could adversely affect our results of operations.
•Pension and postretirement plans - Our U.S. Qualified Plan has been fully funded for the last several years and as such, the primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited. The portfolio is comprised of 100 percent fixed income securities and cash. Our plan assets and obligation under our U.S. Qualified Plan is in excess of $1 billion. Additionally, obligations related to our pension and postretirement plans reflect certain assumptions. To the extent actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly. While we provide other defined benefit, defined contribution and postretirement benefits to our employees and retirees, our risk if focused on our U.S. Qualified Plan given its size to our consolidated financial position.

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
•Talent engagement and ethics/culture - The inability to recruit and retain key personnel, the unexpected loss of key personnel, or other external and internal factors and events could culminate in employee attrition and may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management and other key members of the organization. We operate in markets where business ethics and local customs may differ from our company standards, increasing the risk of impropriety and regulatory enforcement. Significant effort will likely be required to ensure that the right mix of resources are trained, engaged and focused on achieving business objectives while adhering to our core values of safety, ethics and compliance.
•Economic and political change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries could result in fluctuations in demand, price volatility, loss of property, state sponsored cyberattacks, supply disruptions, or other disruptions. An open conflict or war across any region significant to our business could result in plant closures, employee displacement, and an inability to obtain key supplies and materials. The current military conflict between Russia and Ukraine, where we conduct limited operations, could disrupt or otherwise adversely impact those operations; and related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, business partners or customers in other countries beyond Russia and Ukraine.
•In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Realignment of change in regional economic arrangements could have an operational impact on our businesses. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns in broad geographic areas, impacting our contract manufacturers and raw material suppliers.
•Information technology security and data privacy risks - As with all enterprise information systems, our information technology systems and systems operated by our vendors and third parties could be penetrated by outside parties’ intent on extracting information, corrupting information, deploying ransomware, or disrupting business processes. Remote and other work arrangements may leave the Company more vulnerable to a cyberattack. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Not timely implementing system updates or security patches could leave our company exposed to security breaches. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems, lockout from systems due to ransomware, or in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. We have not experienced a significant or material impact from these events to date. We may need to expend significant resources to maintain or expand our protective and preventative measures. Untimely implementation of system updates or security patches could leave our company exposed to security breaches. We engage in response planning, simulations, trainings, tabletop exercises, and other efforts to mitigate risks associated with cybersecurity. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in a liability. While we have taken measures to assess the requirements of, and to comply with the rapidly growing data privacy regulations in multiple jurisdictions, these measures may be challenged by authorities that regulate data-related compliance. We could incur significant expense in facilitating and responding to investigations and if the measures we have taken prove to be inadequate, we could face fines or penalties. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
FMC leases executive offices in Philadelphia, Pennsylvania and operates 23 manufacturing facilities in 17 countries. Our major research and development facilities are in Newark, Delaware; Shanghai, China and Copenhagen, Denmark.
We believe our facilities are in good operating condition. The number and location of our owned or leased production properties for continuing operations are as follows:

	North America	Latin America	Europe, Middle East and Africa	Asia	Total
Total	5	2	6	10	23

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
As of December 31, 2021, there were approximately 9,650 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 118,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $162 million.
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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of FMC Corporation, the offices they currently hold, their business experience during the previous five years and their ages as of December 31, 2021, are as follows. Each executive officer has been employed by the Company for more than five years.

Name	Age	Office and year of election
Mark A. Douglas	59	President, Chief Executive Officer, and Director (20-present); President and Chief Operating Officer (18-19), President, FMC Agricultural Solutions (12-18); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Board Member, Quaker Houghton (13-present); Board Member CropLife International (17-present); Board Member Pennsylvania Academy of the Fine Arts (16-present)
Andrew D. Sandifer	52
Executive Vice President and Chief Financial Officer (18-present); Vice President and Treasurer (16-18); Vice President, Corporate Transformation (14-16); Vice President, Strategic Development (10–14); Board Member, Philabundance (14-present); Board Trustee, Germantown Academy (17-present)

Ronaldo Pereira	49
Executive Vice President and President, FMC Americas (21-Present); President, FMC Americas (19-21); Vice President, FMC LATAM (17-19); General Director, Brazil (16); Regional Head Brazil, Rotam (14-15); various Director positions, FMC Corporation (06-14)

Michael F. Reilly	58	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (19-present); Vice President, Associate General Counsel and Chief Compliance Officer (16-19); Associate General Counsel (13-16); Board Member, First State Montessori Academy, Inc. (18-present)
Dr. Kathleen Shelton	60	Executive Vice President, Chief Technology Officer (21-present); Vice President, Chief Technology Officer (17-21); Global Science and Technology Director, DuPont Crop Protection (14-17); Director, Haskell Global Centers for Health and Environmental Science (12-13)
Diane Allemang	62
Executive Vice President, Chief Marketing Officer (21-present); Vice President, Chief Marketing Officer (18-21); Global Marketing Director (15-18); Executive Vice President, North America, Cheminova Inc (11-15); Vice President, Global Regulatory Affairs, Cheminova Inc (08-11)

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

Executive Officer Diversity
Gender:	Male	Female
Number of executive officers based on gender identity	4	2
Ethnically/Racially diverse	1	0

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,269 registered common stockholders as of December 31, 2021.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Thursday, April 28, 2022 via live webcast at https://www.virtualshareholdermeeting.com/FMC2022. Notice of the meeting, together with instructions on how to access proxy materials, will be mailed approximately five weeks prior to the meeting to stockholders of record as of March 2, 2022.

Transfer Agent and Registrar of Stock:

EQ Shareowner Services
1110 Centre Pointe Curve, Suite 101	or	P.O. Box 64874
Mendota Heights, MN 55120-4100		St. Paul, MN 55164-0874

Phone: 1-800-468-9716
(651-450-4064 local and outside the U.S.)
https://equiniti.com/us/

Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2016, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2016	2017	2018	2019	2020	2021
FMC Corporation	$100.00	$168.53	$132.85	$182.18	$212.96	$207.18
S&P 500 Index	100.00	121.67	116.54	152.92	180.57	232.04
S&P 500 Chemicals Index	100.00	126.53	112.05	136.45	160.44	201.65

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October	653	$92.40	—	$—	$250,014,808
November	3,002	105.24	—	—	250,014,808
December	947,755	105.54	947,547	99,999,925	150,014,884
Total	951,410	$105.54	947,547	$99,999,925
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In 2021, 4.0 million shares were repurchased under the publicly announced repurchase program. At December 31, 2021, approximately $150 million remained unused under our Board-authorized repurchase program. However, in February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
FMC Corporation is a global agricultural sciences company dedicated to helping growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. We operate in a single distinct business segment. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition and seed treatment, which we group as plant health. FMC’s innovative crop protection solutions enable growers, crop advisers and turf and pest management professionals to address their toughest challenges economically without compromising safety or the environment. FMC is committed to discovering new herbicide, insecticide and fungicide active ingredients, product formulations and pioneering technologies that are consistently better for the planet.

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

In some cases, FMC has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. Currently, one of the most significant factors is the potential adverse effect of the current COVID pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets. The extent to which COVID impacts us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors and other cautionary statements filed with the SEC included within this Form 10-K as well as other SEC filings and public communications. Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID. FMC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement. FMC undertakes no obligation, and specifically disclaims any duty, to update or revise any forward-looking statements to reflect events or circumstances arising after the date on which they were made, except as otherwise required by law.

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. One of our third-party tollers experienced a short-term disruption earlier during the pandemic because of COVID-related staffing issues, which reflects one of the ongoing business risks that the pandemic creates. We are closely monitoring raw material and supply chain costs. Additionally, we are aware of the potential for disruptions or lack of availability, at any price, of critical materials. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

We have implemented procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. Earlier this year, we introduced flexible work arrangements to facilitate the return of all staff to our headquarters in Philadelphia, as well as some other locations in adherence with local guidelines. We enacted a policy that all employees, contractors and interns based in our Philadelphia headquarters, as well as visitors, must be fully vaccinated against COVID and must provide proof of their vaccination with exemptions granted in certain situations. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses worldwide. In all our facilities, we are using a variety of best practices to address COVID risks, following the protocols and procedures recommended by leading health authorities. We are continuing to monitor the situation in all regions and adjust our health and safety protocols accordingly. We made significant investments in our employees as a result of the COVID pandemic, including through enhanced dependent care pay policies, recognition bonuses, increased flexibility of work schedules and hours of work to accommodate remote working arrangements, and investment in IT infrastructure to promote remote work. Through these efforts we have successfully avoided any COVID related furloughs or workforce reductions to date.

We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.

2021 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2021:
•Revenue of $5,045.2 million in 2021 increased $403.1 million or approximately 9 percent versus last year. A more detailed review of revenues is included under the section entitled "Results of Operations". On a regional basis, sales in North America increased 8 percent, driven by strong volume growth and price increases, sales in Latin America increased by 12 percent driven by strong volume growth and price increases, sales in Europe, Middle East and Africa decreased 1 percent with favorable currency and price tailwinds mostly offset by a decrease in volume due to weather challenges and sales in Asia increased 13 percent, driven by favorable currency, volume growth especially from launches, as well as price growth. Approximately $400 million in revenues came from products launched in the last five years.
•Our gross margin of $2,171.7 million increased $119.7 million or approximately 6 percent versus last year. The increase in gross margin was primarily driven by top line revenue growth which was partially offset by higher costs due to rising input costs and increasing logistics expenses. Gross margin as a percent of revenue of 43 percent decreased slightly from 44 percent in the prior year period, driven by higher costs primarily increases in raw materials, packaging, and logistics.

•Selling, general and administrative expenses decreased from $729.7 million to $714.1 million due to lower transaction-related charges resulting from the finalization of our worldwide ERP system in the first quarter 2021. Selling, general and administrative expenses, excluding transaction-related charges, of $713.7 million increased $37.3 million or approximately 6 percent. The increase was the result of resuming normal spending following cost-saving measures in the prior year due to the pandemic. Transaction-related charges are presented in our adjusted earnings Non-GAAP financial measurement below under the section titled "Results of Operations".
•Research and development expenses of $304.7 million increased $16.8 million or 6 percent. In the prior year, we phased some research and development projects differently to allow for lower costs in response to the pandemic without fundamentally impacting long-term timelines. In the current year, we have resumed research and development expenses related to these projects. We maintain our commitment to invest resources to discover new active ingredients and formulations that support resistance management and sustainable agriculture.
•Net income (loss) attributable to FMC stockholders of $736.5 million increased $185 million or approximately 34 percent from $551.5 million in the prior year period. The higher results were driven by our gross margin growth as well as $52.9 million in lower transaction-related charges due to the completion of our integration of the Dupont Crop Protection business in 2020. See Note 5 to the consolidated financial statements included in this Form 10-K for additional information on the Dupont Crop Protection business. Further contributing to our increase in net income was $24.2 million in lower restructuring and other charges versus prior year primarily due to the charge of $65.6 million associated with the Isagro asset acquisition in 2020 somewhat offset by the $33.5 million charge for the India indirect tax matter in 2021. Interest expense, net decreased $20.1 million compared to the prior year due to lower outstanding debt and lower rates. Additionally, the provision for income taxes was lower by $59.3 million, primarily due to the geographic mix of earnings among our global subsidiaries as well as changes in various tax reserves. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $894.9 million increased $85.9 million or approximately 11 percent. See the disclosure of our adjusted earnings Non-GAAP financial measurement under the section titled "Results of Operations".

Other 2021 Highlights
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
2022 Outlook

We expect 2022 revenue will be in the range of approximately $5.25 billion to $5.55 billion, up approximately 7 percent at the midpoint versus 2021. We also expect adjusted EBITDA(1) of $1.32 billion to $1.48 billion, which represents 6 percent growth at the midpoint versus 2021 results. Our results may be impacted if cost inflation becomes more severe, which would trend our results towards the lower end of guidance. Mid-to-high single digit price increases or the easing of foreign currency headwinds may drive our results towards the high end of the range. We are prepared to navigate certain challenges such as rising input costs, inconsistent raw material availability, increasing logistic expenses, long lead times for ocean freight, labor cost inflation and emerging currency headwinds. 2022 adjusted earnings are expected to be in the range of $6.80 to $8.10 per diluted share(1), up 8 percent at the midpoint versus 2021, excluding any impact from potential share repurchases in 2022. For cash flow outlook, refer to the liquidity and capital resources section below.
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

Results of Operations — 2021, 2020 and 2019
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

(in Millions)	Year Ended December 31,
	2021	2020	2019
Revenue	$5,045.2	$4,642.1	$4,609.8
Costs and Expenses
Costs of sales and services	2,873.5	2,590.1	2,526.2
Gross Margin	$2,171.7	$2,052.0	$2,083.6
Selling, general and administrative expenses	714.1	729.7	792.9
Research and development expenses	304.7	287.9	298.1
Restructuring and other charges (income)	108.0	132.2	171.0
Total costs and expenses	$4,000.3	$3,739.9	$3,788.2
Income from continuing operations before non-operating pension and postretirement charges (income), interest income, interest expense, and provision for income taxes (1)	$1,044.9	$902.2	$821.6
Non-operating pension and postretirement charges (income)	20.0	21.2	8.1
Interest income	—	(0.1)	(1.9)
Interest expense	131.1	151.3	160.4
Income from continuing operations before income taxes	$893.8	$729.8	$655.0
Provision for income taxes	91.6	150.9	111.5
Income (loss) from continuing operations	$802.2	$578.9	$543.5
Discontinued operations, net of income taxes	(68.2)	(28.3)	(63.3)
Net income (loss) (GAAP)	$734.0	$550.6	$480.2
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$108.0	$132.2	$171.0
Non-operating pension and postretirement charges (income) (4)	20.0	21.2	8.1
Transaction-related charges (5)	0.4	53.3	77.8
Discontinued operations, net of income taxes	68.2	28.3	63.3
Interest expense, net	131.1	151.2	158.5
Depreciation and amortization	170.9	162.7	150.1
Provision (benefit) for income taxes	91.6	150.9	111.5
Adjusted EBITDA (Non-GAAP) (2)	$1,324.2	$1,250.4	$1,220.5

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
(5)Charges relate to transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees. We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021.

	Year Ended December 31,
(in Millions)	2021	2020	2019
DuPont Crop Protection Business Acquisition (1)
Legal and professional fees (2)	$0.4	$53.3	$77.8
Total transaction-related charges	$0.4	$53.3	$77.8
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

ADJUSTED EARNINGS RECONCILIATION

(in Millions)	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to FMC stockholders (GAAP)	$736.5	$551.5	$477.4
Corporate special charges (income), pre-tax (1)	128.4	206.7	256.9
Income tax expense (benefit) on Corporate special charges (income) (2)	(23.4)	(23.8)	(49.2)
Corporate special charges (income), net of income taxes	$105.0	$182.9	$207.7
Discontinued operations attributable to FMC Stockholders, net of income taxes	68.2	28.3	63.3
Non-GAAP tax adjustments (3)	(14.8)	46.3	55.3
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$894.9	$809.0	$803.7
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

ORGANIC REVENUE GROWTH RECONCILIATION

Twelve Months Ended December 31, 2021 vs. 2020
Total Revenue Change (GAAP)	9%
Less: Foreign Currency Impact	(1%)
Organic Revenue Change (Non-GAAP)	8%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.

Revenue
2021 vs. 2020
Revenue of $5,045.2 million increased $403.1 million, or approximately 9 percent versus the prior year period. The increase was driven by higher volumes, which accounted for an approximate 7 percent increase, as well as favorable pricing which accounted for an approximate 1 percent increase. Growth in volumes was broad-based across synthetic and biological portfolios, with North America, Latin America and Asia delivering strong results. Foreign currency tailwinds had a favorable impact of approximately 1 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 8 percent.
2020 vs. 2019
Revenue of $4,642.1 million increased $32.3 million, or approximately 1 percent versus the prior year period. The increase was driven by higher volumes, primarily in Latin America and Asia, which accounted for an approximate 4 percent increase, as well as favorable pricing which accounted for an approximate 3 percent increase. Foreign currency headwinds had an unfavorable impact of approximately 6 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 7 percent.
See below for a discussion of revenue by region.

Total Revenue by Region
	Year Ended December 31,
(in Millions)	2021	2020	2019
North America	$1,117.2	$1,032.5	$1,121.1
Latin America	1,633.4	1,456.5	1,441.7
Europe, Middle East and Africa (EMEA)	1,040.0	1,046.3	1,001.8
Asia	1,254.6	1,106.8	1,045.2
Total Revenue	$5,045.2	$4,642.1	$4,609.8

2021 vs. 2020
North America: Revenue increased approximately 8 percent in the year ended December 31, 2021, driven by sales growth for herbicides and diamides, and strong product launches of Xyway™ fungicide and Vantacor™ insect control. The increase was partially offset by a shift of diamide partner sales from North America to other regions.
Latin America: Revenue increased approximately 12 percent, or approximately 14 percent excluding foreign currency headwinds, for the year ended December 31, 2021 compared to the prior year period due to strong volume growth across all countries and pricing actions. Growth was broad-based across segments with insecticides, fungicides and biologicals increasing double digits.
EMEA: Revenue decreased approximately 1 percent versus the prior year period, or approximately 4 percent excluding foreign currency tailwinds, driven by a shift of diamide partner sales from EMEA to other regions. Volume and price contributed to the region’s revenue driven by diamides, herbicides, biologicals and fungicides.
Asia: Revenue increased approximately 13 percent versus the prior year period, or approximately 10 percent excluding foreign currency tailwinds, primarily driven by growth in Australia, India, ASEAN zone and Korea. We had strong sales for our new Overwatch® herbicide and Vantacor™ insect control. Sales of our diamides were robust across the region despite erratic rainfall in several countries.
For 2022, full-year revenue is expected to be in the range of approximately $5.25 billion to $5.55 billion, which represents approximately 7 percent growth at the midpoint versus 2021.

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

Gross margin
2021 vs. 2020
Gross margin of $2,171.7 million increased by $119.7 million, or approximately 6 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes, partially offset by higher cost of goods sold.
Gross margin percent of approximately 43 percent slightly decreased from 44 percent in the prior year period, driven by higher costs primarily increases in raw materials, packaging, and logistics.
2020 vs. 2019
Gross margin of $2,052.0 million decreased by $31.6 million, or approximately 2 percent versus the prior year period. The decrease was primarily due to unfavorable foreign currency impacts.
Gross margin percent of approximately 44 percent slightly decreased from approximately 45 percent in the prior year period, primarily due to unfavorable foreign currency headwinds.

Selling, general, and administrative expenses
2021 vs. 2020
Selling, general and administrative expenses of $714.1 million decreased by $15.6 million, or approximately 2 percent versus the prior year period due to lower transaction-related charges resulting from the finalization of our worldwide ERP system in the first quarter 2021. Selling, general and administrative expenses, excluding transaction-related charges, increased $37.3 million, or approximately 6 percent, versus the prior year driven by resuming normal spending following cost-saving measures taken in the prior year due to the pandemic.
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

Research and development expenses
2021 vs. 2020
Research and development expenses of $304.7 million increased by $16.8 million, or approximately 6 percent versus the prior year period. During 2020, we phased some research and development projects differently to allow for lower costs in response to the pandemic without fundamentally impacting long-term timelines. In the current year, we have resumed research and development expenses related to these projects.

2020 vs. 2019
Research and development expenses of $287.9 million decreased by $10.2 million, or approximately 3 percent versus the prior year period primarily due to cost-saving measures taken in response to the COVID pandemic, but we did not cancel any research and development projects. We phased some projects differently to allow lower costs in response to the pandemic without fundamentally impacting long-term timelines.

Other Results of Operations
Depreciation and amortization
2021 vs. 2020
Depreciation and amortization of $170.9 million increased $8.2 million, or approximately 5 percent, as compared to 2020 of $162.7 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation which increased amortization expense by approximately $5 million.
2020 vs. 2019
Depreciation and amortization of $162.7 million increased $12.6 million, or approximately 8 percent, as compared to 2019 of $150.1 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation which increased amortization expense by approximately $10 million.

Interest expense, net
2021 vs. 2020
Interest expense, net of $131.1 million decreased by $20.1 million, or approximately 13 percent, compared to $151.2 million in 2020. The decrease was driven by lower foreign debt balances and rates which decreased interest expense by approximately $9 million and, lower short term interest rates which decreased interest expense by approximately $10 million.
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

Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Restructuring charges	$41.1	$42.6	$62.2
Other charges (income), net	66.9	89.6	108.8
Total restructuring and other charges (income) (1)	$108.0	$132.2	$171.0
_______________
(1)    See Note 9 to the consolidated financial statements included in this Form 10-K for more information.

2021
Restructuring charges in 2021 primarily consisted of $16.7 million of charges associated with the integration of the DuPont Crop Protection Business which was completed in 2020 except for certain in-flight initiatives. These charges primarily reflect non-cash charges and to a lesser extent remaining severance. Restructuring charges associated with the DuPont program are largely complete and any future charges are not expected to be material. There were other restructuring charges of $13.4 million related to various actions to improve organizational structure as well as regional alignment activities which primarily included the move of our European headquarters. Types of costs primarily relate to facility-related shut down costs including asset impairments as well as employee-related costs.

Other charges (income), net in 2021 includes $33.5 million of charges related to the establishment of reserves for certain historical India indirect tax matters that were triggered during the period of which approximately half are non-cash charges. See Note 20 to the consolidated financial statements included within this Form 10-K for further information regarding this matter. Additional charges of $27.1 million consists of charges of environmental sites.
2020
Restructuring charges in 2020 primarily consisted of $40.2 million of charges associated with the integration of the DuPont Crop Protection Business which was completed in 2020 except for certain in-flight initiatives. These charges included severance, accelerated depreciation on certain fixed assets, and other costs (benefits). There were other miscellaneous restructuring charges $2.4 million.
Other charges (income), net in 2020 includes $65.6 million of charges related to our acquisition of the remaining rights for Fluindapyr active ingredient assets from Isagro. See Note 9 to the consolidated financial statements included within this Form 10-K for further information regarding this matter. Additional charges of $24.9 million consists of charges of environmental sites.
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
Other charges (income), net in 2019 primarily consists of charges of environmental sites. During the fourth quarter of 2019, we recorded a charge of $72.8 million a result of an unfavorable court ruling we received in relation to the Pocatello Tribal Litigation at one of our environmental sites. See Note 12 to the consolidated financial statements included within this Form 10-K for further information regarding this matter.

Non-operating pension and postretirement charges (income)
2021 vs. 2020
The charge for 2021 was $20.0 million compared to $21.2 million in 2020 and was not a material change.
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

Transaction-related charges
A detailed description of the transaction related charges is included in Note 5 to the consolidated financial statements included within this Form 10-K. Transaction related charges, which consisted entirely of those for the DuPont Crop acquisition, ended in early 2021.

Provision for income taxes
Provision for income taxes for 2021 was expense of $91.6 million resulting in an effective tax rate of 10.2 percent. Provision for income taxes for 2020 was expense of $150.9 million resulting in an effective tax rate of 20.7 percent. Provision for income taxes for 2019 was expense of $111.5 million resulting in an effective tax rate of 17.0 percent. Note 13 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes. We believe showing the reconciliation below of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Year Ended December 31,
	2021			2020			2019
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$893.8	$91.6	10.2%	$729.8	$150.9	20.7%	$655.0	$111.5	17.0%
Corporate special charges (income)	128.4	23.4		206.7	23.8		256.9	49.2
Tax adjustments (1)		14.8			(46.3)			(55.3)
Non-GAAP - Continuing operations	$1,022.2	$129.8	12.7%	$936.5	$128.4	13.7%	$911.9	$105.4	11.6%
_______________
(1)Tax adjustments in 2021, 2020, and 2019 are materially attributable to the effects of certain changes in various tax reserves. See Note 13 to the consolidated financial statements included within this Form 10-K.

The primary drivers for the fluctuations in the effective tax rate for each period are provided in the table above. Excluding the items in the table above, the changes in the non-GAAP effective tax rate were primarily due to the impact of geographic mix of earnings among our global subsidiaries. See Note 13 to the consolidated financial statements included within this Form 10-K for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
Discontinued operations, net of income taxes
Our discontinued operations primarily reflect adjustments to retained liabilities from previously discontinued operations and include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Discontinued operations also includes the results of our discontinued FMC Lithium business in periods up to its disposition on March 1, 2019. See Note 11 to the consolidated financial statements included within this Form 10-K for additional details on our discontinued operations.
2021 vs. 2020
Discontinued operations, net of income taxes represented a loss of $68.2 million in 2021 compared to a loss of $28.3 million in 2020. The loss during both periods was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. Offsetting the losses in 2021 and 2020 were the gain on sales of land in our discontinued sites of $15 million and $24 million, net of taxes, respectively.
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
Net income (loss)
2021 vs. 2020
Net income increased to $734.0 million from $550.6 million. The higher results were driven by higher revenues and margins as well as lower selling, general, and administrative costs primarily resulting from lower transaction-related charges. Additionally, we had lower restructuring and other charges of $24.2 million, interest expense, net of $20.1 million, and tax expense of $59.3 million. These reductions were offset by higher discontinued operations charges of $39.9 million resulting from higher adjustments to retained liabilities and lower gains from real estate sales.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
2020 vs. 2019
Net income (loss) increased to $550.6 million from $480.2 million. The higher results were driven by a slight increase in revenue as well as cost-saving measures in selling, general, and administrative and research and development expenses in response to the pandemic. Restructuring and other charges were $38.8 million lower versus prior year and discontinued operations expense decreased $35.0 million compared to the prior year. These increases to income were partially offset by higher tax expense and higher provision for income taxes of $39.4 million and higher non-operating pension and postretirement charges of $13.1 million.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
2021 vs. 2020
Adjusted EBITDA of $1,324.2 million increased $73.8 million, or approximately 6 percent versus the prior year period. The increase was due to higher volumes and higher pricing which accounted for approximately 20 percent and 3 percent increases respectively. These factors more than offset cost increases in raw materials, packaging, and logistics costs, and to a lesser extent the reversal of some temporary cost savings in the prior year, which had an unfavorable impact of approximately 15 percent and foreign currency fluctuations which had an unfavorable impact of approximately 2 percent on adjusted EBITDA.
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

Liquidity and Capital Resources
As a global agricultural sciences company, we require cash primarily for seasonal working capital needs, capital expenditures, and return of capital to shareholders. We plan to meet these liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility as well as other liquidity facilities, and in certain instances access to debt capital markets. We believe our strong financial standing and credit ratings will ensure adequate access to the debt capital markets on favorable conditions. Information involving our material cash requirements is detailed below.
Cash
Cash and cash equivalents at December 31, 2021 and 2020, were $516.8 million and $568.9 million, respectively. Of the cash and cash equivalents balance at December 31, 2021, $510.3 million was held by our foreign subsidiaries. During the third quarter of 2021, we established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 13 to the consolidated financial statements included within this Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At December 31, 2021, we had total debt of $3,172.5 million as compared to $3,267.8 million at December 31, 2020. Total debt included $2,731.7 million and $2,929.5 million of long-term debt (excluding current portions of $84.5 million and $93.6 million) at December 31, 2021 and 2020, respectively. On May 26, 2021, we amended our Revolving Credit Agreement. On November 22, 2021, we borrowed $1.0 billion under our previously announced senior unsecured term loan facility. The proceeds were used to pay off our 2017 Term Loan Facility and Senior Notes maturing in 2022. As of December 31, 2021, we were in compliance with all of our debt covenants. See Note 14 to the consolidated financial statements included within this Form 10-K for further details. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2021.
The decrease in long-term debt was primarily due to paying down $200 million of the 2021 Term Loan Facility in December.
Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $98.4 million at December 31, 2020 to $112.2 million at December 31, 2021 while outstanding commercial paper increased from $146.3 million at December 31, 2020 to $244.1 million at December 31, 2021. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our total debt maturities, excluding discounts, is $3,191.0 million at December 31, 2021, with $440.8 million payable in the next 12 months. As of December 31, 2021, we had contractual interest obligations of $936.5 million outstanding, with $84.2 million payable in the next 12 months. Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $800.0 million of long-term debt subject to variable interest rates at December 31, 2021. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2021. Variable rates are determined by the market and will fluctuate over time.
Access to credit and future liquidity and funding needs
At December 31, 2021, our remaining borrowing capacity under our credit facility was $1,093.4 million. See Note 14 to the consolidated financial statements included within this Form 10-K for discussion of the 2021 Term Loan Agreement as well as the amendments to the Revolving Credit Facility and Term Loan Agreements undertaken in the current year. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2021, we had $244.1 million borrowings outstanding under the commercial paper program at an average borrowing rate of 0.45 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs.
Working Capital Initiatives
The Company works with suppliers to optimize payment terms and conditions on accounts payable to improve working capital and cash flows. The Company offers to a select group of suppliers a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Agreements under these supplier financing programs are recorded within Accounts payable in our Consolidated Balance Sheets and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. We do not believe that changes in the availability of the supply chain finance program would have a significant impact on our liquidity.
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.

We account for these transactions as sales which result in a reduction in accounts receivables because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our Consolidated Statements of Cash Flows. The cost of factoring these accounts receivables is recorded as an expense within the Consolidated Statements of Income and has been inconsequential during each reporting period.
Commitments
We provide guarantees to financial institutions on behalf of certain customers, principally customers in Brazil, for their seasonal borrowing. The total of these guarantees was $215.9 million at December 31, 2021. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
In connection with certain of our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. In cases where it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss, no specific liability has been recorded. If triggered, we may be able to recover certain of the indemnity payments from third parties. In cases where it is possible, we have recorded a specific liability within our Reserve for Discontinued Operations. Refer to Note 11 to the consolidated financial statements included within this Form 10-K for further details.
Taxes, Pension, Environmental, and Other Discontinued Liabilities
As of December 31, 2021, the liability for uncertain tax positions was $45.5 million. We also have a liability attributable to the transition tax on deemed repatriated foreign earnings incurred as a result of the Act of $92.1 million. Our consolidated balance sheets contain accrued pension and other postretirement benefits, our environmental liabilities, and our other discontinued liabilities for which we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid beyond 2022. See our discussion under 2022 Cash Flow Outlook in the Free Cash Flow section within this Form 10-K for information on these liabilities and the related expected payments in 2022.
Derivatives
At times we can be in a derivative liability position that can require future cash obligations; however as of December 31, 2021, we had no such obligations.
Leases
We have lease arrangements for equipment and facilities, including office spaces, IT equipment, transportation equipment, machinery equipment, furniture and fixtures, and plant and facilities. As of December 31, 2021, we had fixed lease payment obligations of $217.2 million, with $29.2 million payable within 12 months.
Purchase obligations
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. As of December our purchase obligations were $702.9 million, with $225.9 million payable in the first 12 months. The majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract and not a year by year take-or-pay, and as such, the obligations related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.

Statement of Cash Flows
Cash provided (required) by operating activities was $898.6 million, $736.8 million and $555.6 million for 2021, 2020 and 2019, respectively.

The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Year ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension expense postretirement charges, interest expense, net and income taxes (GAAP)	$1,044.9	$902.2	$821.6
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	279.3	348.2	398.9
Operating income before depreciation and amortization	$1,324.2	$1,250.4	$1,220.5
Change in trade receivables, net (1)	(241.1)	(71.8)	(123.5)
Change in guarantees of vendor financing	65.6	64.8	8.6
Change in advance payments from customers (2)	283.6	(145.5)	34.1
Change in accrued customer rebates (3)	108.7	17.2	(85.8)
Change in inventories (4)	(331.1)	(59.7)	6.4
Change in accounts payable (5)	144.4	61.8	103.0
Change in all other operating assets and liabilities (6)	(77.6)	(68.2)	(208.5)
Restructuring and other spending (7)	(34.7)	(17.9)	(18.6)
Environmental spending, continuing, net of recoveries (8)	(63.6)	(1.9)	(18.3)
Pension and other postretirement benefit contributions (9)	(5.3)	(4.6)	(13.4)
Net interest payments (10)	(125.8)	(141.8)	(140.9)
Tax payments, net of refunds (11)	(139.2)	(82.1)	(130.9)
Transaction and integration costs (12)	(9.5)	(63.9)	(77.1)
Cash provided (required) by operating activities of continuing operations (GAAP)	$898.6	$736.8	$555.6
____________________
(1)The change in trade receivables in all periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2021 was driven by timing of collections as well as higher sales year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for all periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2021, we collected approximately $1,118 million of receivables in Brazil.
(2)Advance payments are typically received in the fourth quarter of each year, primarily in our North America operations as revenue associated with advance payments is recognized, generally in the first half of each year following the seasonality of that business, as shipments are made and title, ownership and risk of loss pass to the customer. The change in 2021 was primarily related to substantially higher overall payments received due to a strong North America season.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes in 2021 compared to 2020 are mostly associated with higher North America revenue, primarily volume related, as well as with the mix in sales eligible for rebates and incentives and timing of certain rebate payments.
(4)The change in cash flows during 2021 reflect the inventory build required to meet business demand and to help manage supply chain volatility as well as higher input costs. Changes in inventory in 2019 are a result of inventory levels being adjusted to take into consideration the change in market conditions.
(5)The change in cash flows related to accounts payable in 2021, 2020 and 2019 is primarily due to timing of payments made to suppliers and vendors as well as in 2021 in line with the inventory build.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the 2021, 2020 and 2019 period includes the effects of the unfavorable contracts amortization of approximately $103 million, $120 million and $116 million, respectively.
(7)See Note 9 to the consolidated financial statements included within this Form 10-K for further details.

(8)Included in our results for each of the years presented are environmental charges for environmental remediation of $27.1 million, $24.9 million and $108.7 million, respectively. The amounts in 2021 will be spent in future years. The amounts represent environmental remediation spending which were recorded against pre-existing reserves, net of recoveries.
Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. Amounts in 2021 include payments of $32.2 million related to the Pocatello Tribal Litigation. Additionally, during the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million. Refer to Note 12 to the consolidated financial statements included within this Form 10-K for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan in 2021 or 2020. Amounts in 2019 include voluntary contributions to our U.S. qualified defined benefit plan of $7.0 million. As our U.S. qualified plan is fully funded, we do not anticipate making voluntary contributions for the next several years.
(10)Interest payments were lower during 2021 largely due to lower foreign debt balances and rates as well as lower LIBOR rates in the US.
(11)Amounts shown in the chart represent net tax payments of our continuing operations. The increase in net tax payments in 2021 is primarily attributable to the 2021 remittance of previously deferred income tax payments in various jurisdictions as a result of the COVID pandemic. Tax payments in 2019 primarily represent the payments of tax attributable to the Nufarm Limited Sale, transition tax, and tax payments related to the acquired DuPont Crop Protection Business.
(12)Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. See Note 5 to the consolidated financial statements included within this Form 10-K for more information.

Cash provided (required) by operating activities of discontinued operations was $(78.5) million, $(89.0) million and $(67.1) million for 2021, 2020 and 2019, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(131.7) million, $(200.4) million and $(195.9) million for 2021, 2020 and 2019, respectively.
Cash required in 2021 is primarily due to capital expenditures and spending related to our contract manufacturing arrangements. We completed the final stage of our SAP system implementation during the early part of 2021, therefore a reduction in those payments year over year.
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
Cash provided (required) by investing activities of discontinued operations was $19.7 million, $31.1 million and $9.2 million for 2021, 2020 and 2019, respectively.
Cash provided by investing activities of discontinued operations in 2021 represents the proceeds from the sale of land of our discontinued sites. This resulted in a gain recognized within discontinued operations of approximately $15.4 million, net of taxes.
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
Cash provided (required) by financing activities was $(747.9) million, $(250.3) million and $(87.0) million in 2021, 2020 and 2019, respectively.
The change in cash required by financing activities in 2021 is primarily driven due to the payment of long term debt and the increase in share repurchases under our publicly announced program.
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

Cash provided (required) by financing activities of discontinued operations was zero , zero and $(37.2) million in 2021, 2020 and 2019, respectively.
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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure.

FREE CASH FLOW RECONCILIATION

(in Millions)	Year ended December 31,
	2021	2020	2019
Cash provided (required) by operating activities of continuing operations (GAAP)	$898.6	$736.8	$555.6
Transaction and integration costs (1)	9.5	63.9	77.1
Adjusted cash from operations (2)	$908.1	$800.7	$632.7

Capital expenditures (3)	(100.1)	(67.2)	(93.9)
Other investing activities (3)(4)	(13.7)	(20.4)	(54.0)
Capital additions and other investing activities	$(113.8)	$(87.6)	$(147.9)

Cash provided (required) by operating activities of discontinued operations (5)	(78.5)	(89.0)	(67.1)
Cash provided (required) by investing activities of discontinued operations (5)	19.7	31.1	9.2
Transaction and integration costs (1)	(9.5)	(63.9)	(77.1)
Investment in Enterprise Resource Planning system (3)	(12.7)	(47.2)	(48.0)
Legacy and transformation (6)	$(81.0)	$(169.0)	$(183.0)

Free cash flow (Non-GAAP)	$713.3	$544.1	$301.8
___________________
(1)    Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 5 to the consolidated financial statements included within this Form 10-K for more information.
(2)    Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction-related cash flows, which are included within Legacy and transformation.

(3)    Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4)    Cash spending associated with contract manufacturers was $18.8 million, $17.4 million and $51.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)    Refer to the above discussion for further details.
(6)    Includes our legacy liabilities such as environmental remediation and other legal matters and our discontinued investing activities that are reported in discontinued operations. It also includes business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2022 Cash Flow Outlook
Our cash needs for 2022 include operating cash requirements (which are impacted by contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2021 our remaining borrowing capacity under our credit facility was $1,093.4 million.
We expect 2022 free cash flow (Non-GAAP) to fall within a range of approximately $515 million to $735 million. At the mid-point of the range there is a reduction year over year driven by reduced adjusted cash from operations primarily due to working capital growth and higher capital expenditures. We expect a year over year increase in capital additions as we expand capacity to meet growing demand, especially for our new products.
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
Cash from operating activities of continuing operations
We expect equal or lower cash from operating activities, excluding the effects of transaction-related cash flows, to be in the range of approximately $750 million to $910 million. Working capital growth reflects our current expectations of a return to more normal advance payment levels in North America among other factors negatively impacting working capital in 2022. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2022. The plan is slightly overfunded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2022 spending, net of recoveries includes approximately $25 million to $35 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Projected 2022 spending, net of recoveries includes approximately $45 million to $55 million of net environmental remediation spending for our discontinued sites, which is part of legacy and transformation noted below. These projections include spending as a result of a settlement reached in the second quarter of 2019 at our Middleport, New York site. The settlement will result in spending $10 million maximum per year on average, until the remediation is complete.
Total projected 2022 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of $70 million to $90 million.

Restructuring and asset retirement obligations
We expect to make payments of approximately $30 to $40 million in 2022, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
Capital additions and other investing activities
Projected 2022 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $145 million to $175 million. The spending is mainly driven by continuing to expand capacity to meet growing demand, especially for our new products. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2022 legacy and transformation spending are expected to be in the range of approximately $30 million to $60 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other legacy liabilities. We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. As such, transformation spending in 2022 is not expected to be material.
Share repurchases
During the year ended December 31, 2021, 4.0 million shares were repurchased under the publicly announced repurchase program for approximately $400 million. At December 31, 2021, approximately $150 million remained unused under our Board-authorized repurchase program. However, in February 2022 the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
We intend to purchase between $500 million to $600 million of our common shares in 2022.
Dividends
On January 20, 2022, we paid dividends aggregating $66.8 million to our shareholders of record as of December 31, 2021. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we paid $247.2 million, $228.5 million and $210.3 million in dividends, respectively. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Contingencies
See Note 20 to our consolidated financial statements included within this Form 10-K.

Climate Change
As a global corporate citizen, we are concerned about the consequences of climate change and will take prudent and cost effective actions that reduce Green House Gas (GHG) emissions to the atmosphere.
FMC is committed to continuing to do its part to address climate change and its impacts. Our 2030 intensity reduction targets for energy and greenhouse gas emissions are both 25 percent from our 2018 baseline year. FMC has been reporting its GHG emissions and mitigation strategy to CDP (formerly Carbon Disclosure Project) since 2016. FMC detailed the business risks and opportunities we have due to climate change and its impacts in our CDP climate change reports. FMC received a "B" in the CDP Climate Change questionnaire in 2021. As part of FMC’s continued commitment to address climate change, in August of 2021, FMC announced its goal to achieve net-zero GHG emissions by 2035 FMC. FMC committed to the Science Based Target initiative (SBTi) Net-Zero Standard, aligned with keeping the global temperature at 1.5°C above pre-industrial times. FMC anticipates submitting targets to SBTi in the first quarter of 2022.

Even as we take action to control the release of GHGs, additional warming is anticipated. Long-term, higher average global temperatures could result in induced changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain FMC’s production capacity and could lead to possible increased sourcing costs. Depending on how pervasive the climate impacts are in the different geographic locations experiencing changes in natural resources, FMC’s customers could be impacted. Demand for FMC’s products could increase if our products meet our customers’ needs to adapt to climate change impacts or decrease if our products do not meet their needs. In addition, extreme weather events attributable to climate change may result in, among other things, physical damage to our property and equipment, and interruptions to our supply chain.

Though the nature of these events makes them difficult to predict, to respond to the uncertainty and better understand our risks and opportunities as they relate to climate change, we are conducting climate related scenario analyses consistent with the recommendations provided by the Taskforce for Climate-Related Financial Disclosures ("TCFD"). As part of the TCFD scenario analysis, we are currently evaluating the potential risks at operation sites, leveraging scenarios published by the International Energy Agency (IEA) and the United Nations’ Intergovernmental Panel on Climate Change (IPCC). Results of this analysis will help determine where strategic capital could be deployed to address risks and opportunities.

To lessen FMC’s overall environmental footprint, we have taken actions to increase the energy efficiency in our manufacturing sites. We have also committed to new 2030 goals to reduce our water use intensity in high-risk areas by 20 percent and to maintain our 2018 waste disposed intensity which otherwise would increase by 55 percent due to expected growth and shifts in production mix. Along with our ambitious net-zero GHG emissions goal, FMC will also be re-evaluating our waste and water reduction targets in order to set more aggressive goals.
In our product portfolio, we see market opportunities for our products to address climate change and its impacts. For example, FMC's agricultural solutions can help customers increase yield, energy and water efficiency, and decrease greenhouse gas emissions. Our solutions can also help growers adapt to more unpredictable growing conditions and the effects these types of threats have on crops. FMC has committed to invest 100 percent of our research and development pipeline budget to developing sustainable products and solutions for future use.

We are improving existing products and developing new platforms and technologies that help mitigate impacts of climate change. These opportunities could lead to new products and services for our existing and potential customers. Beyond our products and operations, FMC recognizes that energy consumption throughout our supply chain can impact climate change and product costs. FMC has committed to net-zero GHG emissions across our entire value, which includes reductions across our entire supply chain. Therefore, we will actively work with our entire value chain - suppliers, contractors, and customers - to improve their energy efficiencies and to reduce their GHG emissions.

We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. In December 2015, 195 countries at the United Nations Climate Change Conference in Paris reached an agreement to reduce GHGs. In November 2021, the above parties reconvened at the United Nations Climate Change Conference in Glasgow to reaffirm the Paris Agreement and urged countries to reach 1.5°C level reductions by the 2030s to lessen the impacts of climate change. Although it remains to be seen how and when each of these countries will implement this agreement, FMC has echoed this commitment with our net-zero by 2035 goal which allows us to do our part in reaching 1.5°C level reductions.
FMC will actively manage climate risks and incorporate them in our decision making as indicated in our responses to the CDP Climate Change Module. FMC will also use recommendations outlined in the TCFD to evaluate potential risks and opportunities and incorporate these into our overall strategy and risk management.
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
See Item IA. Risk Factors for additional considerations related to risks of climate change and sustainability.
Recently Adopted and Issued Accounting Pronouncements and Regulatory Items
See Note 2 "Recently Issued and Adopted Accounting Pronouncements and Regulatory Items" to our consolidated financial statements included within this Form 10-K.

Fair Value Measurements
See Note 19 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding our fair value measurements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 "Principal Accounting Policies and Related Financial Information" to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. Our most critical accounting estimates and assumptions, which are those that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations, include: Impairments and valuation of long-lived and indefinite-lived assets, Pension and other postretirement benefits, and the Allowance for credit losses on our trade receivables. Additional critical accounting policies are included within the list below:

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
We believe our allowance for credit losses is a critical accounting estimate because the underlying assumptions used for the reserve can change from time to time and potentially have a material impact on our results of operations. Based on a combination of historical trends as well as current economic factors, we apply judgment to reserve for expected credit losses in the period in which the sale is recorded. A substantial change in the operating environments in any of our key locations (driven by weather conditions, industry specific events, and macroeconomic conditions) may result in actual adjustments that differ from our original assumptions.

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
Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third-party insurance policies, which we believe are probable of recovery.
Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties ("PRPs") or other third parties. In the fourth quarter of 2019, we increased our reserves for the Pocatello Tribal Matter by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs. See Note 12 to the consolidated financial statements included within this Form 10-K for further information. All other environmental provisions incorporate inflation and are not discounted to their present value.
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
See Note 12 to our consolidated financial statements included within this Form 10-K for changes in estimates associated with our environmental obligations.

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
We estimate the fair value of the reporting unit using a discounted cash flow model as part of the Income Approach. We assess the appropriateness of projected financial information by comparing projected revenue growth rates, profit margins and tax rates to historical performance, industry data and selected guideline companies, where applicable. Our key assumptions include future cash flow projections, tax rates, terminal growth rates and discount rates.
We employ the relief from royalty method of the Income Approach to value our brand portfolios (indefinite-lived intangible assets). The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. Primary inputs and key assumptions include revenue forecasts attributable to each portfolio, royalty rates (considering both external market data and internal arrangements), tax rates, terminal growth rates and discount rates.
Estimating the fair value requires significant judgment and actual results may differ due to changes in the overall market conditions. We believe we have applied reasonable assumptions which considers both internal and external factors.
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because of the inherent uncertainty within the underlying assumptions. An adverse change in any of these assumptions could result in an impairment charge which would potentially have a material impact on our results of operations.
Based on the annual assessment, we concluded the fair value of the reporting unit substantially exceeded the carrying value. Additionally, the fair value of each indefinite-lived intangible asset exceeded its carrying value by at least 20%.
See Note 9 to our consolidated financial statements included within this Form 10-K for charges associated with long-lived asset disposal costs and the activity associated with the restructuring reserves.

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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2021, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 2.84 percent for our U.S. qualified plan, 2.18 percent for our U.S. nonqualified, and 2.39 percent for our U.S. other postretirement benefit plans.

The discount rates used to determine projected benefit obligation at our December 31, 2021 and 2020 measurement dates for the U.S. qualified plan were 2.84 percent and 2.49 percent, respectively. The effect of the change in the discount rate from 2.49 percent to 2.84 percent at December 31, 2021 resulted in a $55.7 million decrease to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate used to determine net annual benefit cost (income) from 3.22 percent at December 31, 2020 to 2.49 percent at December 31, 2021 resulted in a $4.4 million decrease to the 2021 U.S. qualified pension expense.
The change in discount rate from 2.49 percent at December 31, 2020 to 2.84 percent at December 31, 2021 was attributable to an increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2020 and 2021 measurement dates. Using the December 31, 2021 and 2020 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 2.84 percent and 2.49 percent, respectively.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. Our long-term rate of return for the fiscal year ended December 31, 2021, 2020 and 2019 was 2.25 percent, 3.00 percent and 4.25 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $66.1 million and $72.6 million at December 31, 2021 and 2020, respectively, and increased pension and other postretirement benefit costs by $0.4 million, zero and $0.6 million for 2021, 2020 and 2019, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $72.1 million and $79.3 million at December 31, 2021 and 2020, respectively, and decreased pension and other postretirement benefit costs by $0.4 million in 2021, $0.1 million in 2020, and increased costs by $0.5 million in 2019.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $6.3 million, $6.2 million and $6.3 million for 2021, 2020 and 2019, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $6.3 million, $6.2 million and $6.3 million for 2021, 2020 and 2019, respectively.
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
See Note 13 to our consolidated financial statements included within this Form 10-K for additional discussion surrounding income taxes.

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
At December 31, 2021, our net financial instrument position was a net asset of $19.4 million compared to a net liability of $25.3 million at December 31, 2020. The change in the net financial instrument position was primarily due to exchange rate fluctuations in our foreign exchange portfolio.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Foreign Currency Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Brazilian real, Chinese yuan, Indian rupee, euro, Mexican peso and Argentine peso. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2021 and 2020, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2021	$15.6	$84.1	$(50.8)

Net asset/(liability) position at December 31, 2020	(24.5)	8.4	(9.6)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the quarter ended December 31, 2021, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at December 31, 2021 and 2020, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset/(liability) position at December 31, 2021	$3.7	$13.1	$(5.6)

Net asset/(liability) position at December 31, 2020	(0.8)	8.8	(10.4)

Our debt portfolio at December 31, 2021 is composed of 64 percent fixed-rate debt and 36 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2021 Term Loan Facility, Credit Facility, Commercial Paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2021, a one percentage point increase in interest rates would have increased gross interest expense by $11.4 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $2.9 million for the year ended December 31, 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2021	2020	2019
Revenue	$5,045.2	$4,642.1	$4,609.8
Costs and Expenses
Costs of sales and services	2,873.5	2,590.1	2,526.2

Gross Margin	$2,171.7	$2,052.0	$2,083.6

Selling, general and administrative expenses	714.1	729.7	792.9
Research and development expenses	304.7	287.9	298.1
Restructuring and other charges (income)	108.0	132.2	171.0
Total costs and expenses	$4,000.3	$3,739.9	$3,788.2
Income from continuing operations, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$1,044.9	$902.2	$821.6
Non-operating pension and postretirement charges (income)	20.0	21.2	8.1
Interest income	—	(0.1)	(1.9)
Interest expense	131.1	151.3	160.4
Income (loss) from continuing operations before income taxes	$893.8	$729.8	$655.0
Provision (benefit) for income taxes	91.6	150.9	111.5
Income (loss) from continuing operations	$802.2	$578.9	$543.5
Discontinued operations, net of income taxes	(68.2)	(28.3)	(63.3)
Net income (loss)	$734.0	$550.6	$480.2
Less: Net income (loss) attributable to noncontrolling interests	(2.5)	(0.9)	2.8
Net income (loss) attributable to FMC stockholders	$736.5	$551.5	$477.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$804.7	$579.8	$540.7
Discontinued operations, net of income taxes	(68.2)	(28.3)	(63.3)
Net income (loss) attributable to FMC stockholders	$736.5	$551.5	$477.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.25	$4.46	$4.12
Discontinued operations	(0.53)	(0.22)	(0.48)
Net income (loss) attributable to FMC stockholders	$5.72	$4.24	$3.64
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.23	$4.44	$4.10
Discontinued operations	(0.53)	(0.22)	(0.48)
Net income (loss) attributable to FMC stockholders	$5.70	$4.22	$3.62

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$734.0	$550.6	$480.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(87.0)	$102.0	$(18.5)
Total foreign currency adjustments (1)	$(87.0)	$102.0	$(18.5)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $5.4, $1.9 and $(16.7)	$44.1	$(2.5)	$(69.0)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $1.7, $1.7 and $(3.0) (3)	5.5	(4.3)	(8.2)
Total derivative instruments, net of tax of $7.1, $3.6 and $(19.7)	$49.6	$(6.8)	$(77.2)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $(3.8), $5.2 and $(1.4) (2)	$(14.5)	$18.9	$(6.5)
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $4.8, $4.2 and $2.6 (3)	17.9	16.0	9.9
Total pension and other postretirement benefits, net of tax of $1.0, $9.4 and $1.2	$3.4	$34.9	$3.4

Other comprehensive income (loss), net of tax	$(34.0)	$130.1	$(92.3)
Comprehensive income (loss)	$700.0	$680.7	$387.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(3.0)	(0.6)	(0.5)
Comprehensive income (loss) attributable to FMC stockholders	$703.0	$681.3	$388.4
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)At December 31 of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. See Note 15 to the consolidated financial statements included within this Form 10-K for further details.
(3)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss) see Note 17 to the consolidated financial statements included within this Form 10-K for further details.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$516.8	$568.9
Trade receivables, net of allowance of $37.4 in 2021 and $27.9 in 2020	2,583.7	2,330.3
Inventories	1,405.7	1,095.6
Prepaid and other current assets	431.4	380.8
Total current assets	$4,937.6	$4,375.6
Investments	9.2	3.1
Property, plant and equipment, net	817.0	771.7
Goodwill	1,463.3	1,468.9
Other intangibles, net	2,521.9	2,625.2
Other assets including long-term receivables, net	613.8	712.3
Deferred income taxes	218.5	229.6
Total assets	$10,581.3	$10,186.4
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$440.8	$338.3
Accounts payable, trade and other	1,135.0	946.7
Advance payments from customers	630.7	347.1
Accrued and other liabilities	631.2	674.7
Accrued customer rebates	406.7	295.2
Guarantees of vendor financing	206.2	140.6
Accrued pension and other postretirement benefits, current	4.3	4.2
Income taxes	65.4	82.2
Total current liabilities	$3,520.3	$2,829.0
Long-term debt, less current portion	2,731.7	2,929.5
Accrued pension and other postretirement benefits, long-term	41.8	46.4
Environmental liabilities, continuing and discontinued	415.9	443.5
Deferred income taxes	342.4	350.0
Other long-term liabilities	477.3	603.8
Commitments and contingent liabilities (Note 20)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2021 or 2020	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2021 and 2020; 185,983,792 shares issued in 2021 and 2020	18.6	18.6
Capital in excess of par value of common stock	880.4	860.2
Retained earnings	4,991.3	4,506.4
Accumulated other comprehensive income (loss)	(315.7)	(282.2)
Treasury stock, common, at cost - 2021: 60,284,313 shares, 2020: 56,630,209 shares	(2,542.1)	(2,141.2)
Total FMC stockholders’ equity	$3,032.5	$2,961.8
Noncontrolling interests	19.4	22.4
Total equity	$3,051.9	$2,984.2
Total liabilities and equity	$10,581.3	$10,186.4

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2021	2020	2019
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$734.0	$550.6	$480.2
Discontinued operations, net of income taxes	68.2	28.3	63.3
Income (loss) from continuing operations	$802.2	$578.9	$543.5
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$170.9	$162.7	$150.1
Restructuring and other charges (income)	108.0	132.2	171.0
Deferred income taxes	9.7	33.6	46.1
Pension and other postretirement benefits	24.9	25.8	12.6
Share-based compensation	17.8	18.9	25.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$(241.1)	$(71.8)	$(123.5)
Guarantees of vendor financing	65.6	64.8	8.6
Advance payments from customers	283.6	(145.5)	34.1
Accrued customer rebates	108.7	17.2	(85.8)
Inventories	(331.1)	(59.7)	6.4
Accounts payable, trade and other	144.4	61.8	103.0
Income taxes	(90.3)	36.2	(25.0)
Pension and other postretirement benefit contributions	(5.3)	(4.6)	(13.4)
Environmental spending, continuing, net of recoveries	(63.6)	(1.9)	(18.3)
Restructuring and other spending (1)	(34.7)	(17.9)	(18.6)
Transaction and integration costs	(9.5)	(63.9)	(77.1)
Change in other operating assets and liabilities, net (2)	(61.6)	(30.0)	(183.7)
Cash provided (required) by operating activities of continuing operations	$898.6	$736.8	$555.6
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(57.5)	$(58.9)	$(51.7)
Operating activities of discontinued operations, net of divestiture costs	—	(0.2)	9.0
Other discontinued spending	(21.0)	(29.9)	(24.4)
Cash provided (required) by operating activities of discontinued operations	$(78.5)	$(89.0)	$(67.1)
____________________
(1)The restructuring and other spending amount includes spending of $6.0 million related to the Furadan® asset retirement obligations and also includes $4.4 million of payments for certain historical India indirect tax matters. For additional detail on restructuring and other charges activities, see Note 9 to our consolidated financial statements included within this Form 10-K.
(2)Changes in all periods represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2021	2020	2019
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(100.1)	$(67.2)	$(93.9)
Investment in Enterprise Resource Planning system	(12.7)	(47.2)	(48.0)
Acquisitions, including cost and equity method, net (3)	(5.2)	(65.6)	—
Other investing activities (4)	(13.7)	(20.4)	(54.0)
Cash provided (required) by investing activities of continuing operations	$(131.7)	$(200.4)	$(195.9)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$19.7	$31.1	$26.2
Other discontinued investing activities	—	—	(17.0)
Cash provided (required) by investing activities of discontinued operations	$19.7	$31.1	$9.2
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$104.9	$97.0	$(11.9)
Proceeds from borrowing of long-term debt	1,000.0	27.1	1,500.0
Financing fees and interest rate swap settlements	(2.4)	(3.5)	(97.4)
Repayments of long-term debt	(1,203.1)	(100.0)	(901.9)
Acquisitions of noncontrolling interests	—	(7.4)	—
Distributions to noncontrolling interests	—	(1.3)	—
Dividends paid (5)	(247.2)	(228.5)	(210.3)
Issuances of common stock, net	7.9	24.7	50.7
Repurchases of common stock under publicly announced program	(400.0)	(50.0)	(400.0)
Other repurchases of common stock	(8.0)	(8.4)	(16.2)
Cash provided (required) by financing activities of continuing operations	$(747.9)	$(250.3)	$(87.0)
Cash provided (required) by financing activities of discontinued operations:
Payment of Livent external debt	—	—	(27.0)
Cash transfer to Livent due to spin	—	—	(10.2)
Cash provided (required) by financing activities of discontinued operations	$—	$—	$(37.2)
Effect of exchange rate changes on cash and cash equivalents	(12.3)	1.6	(0.2)
Increase (decrease) in cash and cash equivalents	$(52.1)	$229.8	$177.4

Cash and cash equivalents of continuing operations, beginning of period	$568.9	$339.1	$134.4
Cash and cash equivalents of discontinued operations, beginning of period (6)	—	—	27.3
Cash and cash equivalents, beginning of period	$568.9	$339.1	$161.7
Cash and cash equivalents, end of period	$516.8	$568.9	$339.1
____________________
(3)    The acquisitions, net amount in 2020 represents payments made on October 2, 2020 to acquire the remaining rights for Fluindapyr from Isagro S.p.A ("Isagro") in an asset acquisition. For additional detail on this transaction, see Note 9 to our consolidated financial statements included within this Form 10-K.
(4)    Cash spending associated with contract manufacturers was $18.8 million, $17.4 million and $51.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)     See Note 17 to the consolidated financial statements included within this Form 10-K regarding our quarterly cash dividend.
(6)     Reflected within "Current assets of discontinued operations" on the consolidated balance sheets.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $125.8 million, $141.8 million and $140.9 million, and income taxes paid, net of refunds was $139.2 million, $82.1 million and $130.9 million in December 31, 2021, 2020 and 2019, respectively. Accrued additions to property, plant and equipment and other assets at December 31, 2021, 2020 and 2019 were $45.5 million, $14.7 million and $18.2 million, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2018	$18.6	$776.2	$4,334.3	$(308.9)	$(1,699.1)	$89.3	$3,210.4
Adoption of accounting standards (Note 2)			55.5	(53.1)			2.4
Net income (loss)			477.4			2.8	480.2
Stock compensation plans		53.5			21.6		75.1
Shares for benefit plan trust					(1.0)		(1.0)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				3.4			3.4
Net hedging gains (losses) and other, net of income tax				(77.2)			(77.2)
Foreign currency translation adjustments				(15.2)		(3.3)	(18.5)
Dividends ($1.64 per share)			(214.1)				(214.1)
Repurchases of common stock					(414.3)		(414.3)
Distribution of FMC Lithium (2)			(464.3)	39.0		(59.7)	(485.0)
Balance December 31, 2019	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Net income (loss)			551.5			(0.9)	550.6
Stock compensation plans		33.1			10.4		43.5
Shares for benefit plan trust					(0.4)		(0.4)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				34.9			34.9
Net hedging gains (losses) and other, net of income tax				(6.8)			(6.8)
Foreign currency translation adjustments				101.7		0.3	102.0
Dividends ($1.80 per share)			(233.9)				(233.9)
Repurchases of common stock					(58.4)		(58.4)
Acquisition of noncontrolling interests (1)		(2.6)				(4.8)	(7.4)
Distributions to noncontrolling interests						(1.3)	(1.3)
Balance December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Net income (loss)			736.5			(2.5)	734.0
Stock compensation plans		20.2			5.5		25.7
Shares for benefit plan trust					1.6		1.6
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax				3.4			3.4
Net hedging gains (losses) and other, net of income tax				49.6			49.6
Foreign currency translation adjustments				(86.5)		(0.5)	(87.0)
Dividends ($1.96 per share)			(251.6)				(251.6)
Repurchases of common stock					(408.0)		(408.0)
Balance December 31, 2021	$18.6	$880.4	$4,991.3	$(315.7)	$(2,542.1)	$19.4	$3,051.9
____________________
(1)    See Note 17 to the consolidated financial statements included within this Form 10-K for more detail on transactions with noncontrolling interest.
(2)    Represents the effects of the distribution of FMC Lithium. Refer to Note 1 to the consolidated financial statements included within this Form 10-K for further information.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements

Note 1: Principal Accounting Policies and Related Financial Information

Nature of operations. We are a global agricultural sciences company dedicated to helping growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. We operate in a single distinct business segment and develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides, as well as biologicals, crop nutrition, seed treatment, which we group as plant health, and digital and precision agriculture. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control.
COVID-19. Given the COVID pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our manufacturing facilities and distribution warehouses are operational. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

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
The allowance for trade receivables was $37.4 million and $27.9 million as of December 31, 2021 and 2020, respectively. The allowance for long-term receivables was $27.7 million and $24.7 million at December 31, 2021 and 2020, respectively. The provision to the allowance for receivables charged against operations was $21.1 million, $4.7 million and $21.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 10 to the consolidated financial statements included within this Form 10-K for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Investments. Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings and losses of these investments. Majority owned investments in which our control is restricted are also accounted for using the equity method. All other investments are carried at their fair values or at cost, as appropriate and are not material to our consolidated financial statements. In June 2020, we launched FMC Ventures, our new venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. The accounting guidance requires these nonmarketable equity securities to be recorded at cost and adjusted to fair value each reporting period. However, the guidance allows for a measurement alternative, which is to record the investment at cost, less impairment, if any, and subsequently adjust for observable price changes. Each reporting period, we review the portfolio for any observable price changes or potential indicators of impairment. At December 31, 2021, our investments made through FMC Ventures individually and in the aggregate are not significant to our financial results.
Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out ("LIFO") basis and our remaining inventories are recorded on a first-in, first-out ("FIFO") basis. See Note 7 to the consolidated financial statements included within this Form 10-K for more information.
Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements — 20 years, buildings and building equipment — 15 to 40 years, and machinery and equipment — 3 to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.
Capitalized interest. We capitalized interest costs of $3.4 million, $3.5 million, and $4.7 million in 2021, 2020, and 2019, respectively. These costs were primarily associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
We have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was inconsequential at December 31, 2021 and 2020.
The carrying amounts for the AROs for the years ended December 31, 2021 and 2020 are $24.2 million and $30.7 million, respectively. These amounts are included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheet.
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
Capitalized software. We capitalize the costs of internal use software in accordance with accounting literature which generally requires the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from 3 to 10 years. See Note 22 to the consolidated financial statements included within this Form 10-K for the net unamortized computer software balances.
Goodwill and intangible assets. Goodwill and other indefinite life intangible assets are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessments conducted in 2021, 2020 and 2019, we did not record any goodwill or intangible asset impairments.
Finite-lived intangible assets consist of primarily customer relationships as well as patents, brands, registration rights, industry licenses, and other intangibles and are generally being amortized over periods of approximately 3 to 20 years. See Note 6 to the consolidated financial statements included within this Form 10-K for additional information on goodwill and intangible assets.
Revenue recognition. We recognize revenue when (or as) we satisfy our performance obligation which is when the customer obtains control of the good or service. Rebates due to customers are accrued as a reduction of revenue in the same period that the related sales are recorded based on the contract terms. Refer to Note 3 to the consolidated financial statements included within this Form 10-K for further details.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We record remeasurement gains and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in income as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See "Derivative financial instruments" below and Note 19 to the consolidated financial statements included within this Form 10-K.
Derivative financial instruments. We mitigate certain financial exposures, including currency risk, interest rate risk and to a lesser extent commodity price exposures, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.
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
Segment information. We operate as a single business segment providing innovative solutions to growers around the world. The business is supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and both planning and forecasting future periods. Refer to Note 3 to the consolidated financial statements included within this Form 10-K for further information on product and regional revenues.
Geographic long-lived assets include goodwill and other intangibles, net, property, plant and equipment, net and other non-current assets. Refer to Note 21 to the consolidated financial statements included within this Form 10-K for further details.
Stock compensation plans. We recognize compensation expense in the financial statements for all share options and other equity-based arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. See Note 16 to the consolidated financial statements included within this Form 10-K for further discussion on our share-based compensation.
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
Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third-party insurance policies which we believe are probable of recovery.
Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties ("PRPs") or other third parties. In the fourth quarter of 2019, we increased our reserves for the Pocatello Tribal Matter by $72.8 million, which represents both the historical and discounted present value of future annual use permit fees as well as the associated legal costs at the time the charge was recorded. We remeasure this discounted liability balance according to current interest rates. See Note 12 to the consolidated financial statements included within this Form 10-K for further information. All other environmental provisions incorporate inflation and are not discounted to their present value.
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
Pension and other postretirement benefits. We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increase for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 15 to the consolidated financial statements included within this Form 10-K for additional information relating to pension and other postretirement benefits.
Discontinued operations. In March 2017, we announced our intention to separate our FMC Lithium segment (subsequently renamed Livent Corporation, or "Livent") into a publicly traded company. The initial step of the separation, the initial public offering ("IPO") of Livent, closed on October 15, 2018. On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019. We have recast all the relevant data within

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

this filing to present FMC Lithium as a discontinued operation, retrospectively for all periods through its full distribution on March 1, 2019.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New accounting guidance and regulatory items
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of reference rate. The new standard is currently effective and upon adoption may be applied prospectively through December 31, 2022. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships but do not believe it will have a material impact on our consolidated financial statements.

Recently adopted accounting guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and simplification in several other areas. The new standard is effective for fiscal years beginning after December 15, 2020 (i.e., a January 1, 2021 effective date). There were no material impacts to the consolidated financial statements upon adoption, but amendments will be applied prospectively if applicable to FMC.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

We have adopted this standard as of January 1, 2019 utilizing a modified retrospective approach and have elected the transition practical expedient package. Under this transition practical expedient package, ASC 842 was only applied to contracts that existed as of, or were entered into on or after, January 1, 2019, and a cumulative effect adjustment was made as of January 1, 2019. All comparative periods prior to January 1, 2019 will retain the financial reporting and disclosure requirements of ASC 840. The adoption of ASC 842 had a material impact on our consolidated balance sheet but did not have a material impact on the consolidated statement of income (loss), consolidated statement of comprehensive income (loss), consolidated statement of cash flows, or consolidated statement of changes in equity. As a result of adoption, we recorded additional ROU lease assets and lease liabilities of $185.3 million and $215.9 million, respectively. ROU lease assets includes a reclassification of $30.6 million of prepaid rent, accrued rent, and lease incentives previously recorded under ASC 840. Additionally, we recorded a retained earnings impact of $2.4 million as of January 1, 2019. Refer to Note 4 to the consolidated financial statements included within this Form 10-K for further information.

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

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Additionally, this table includes plant health, which is a growing part of our business. The disaggregated revenue tables are shown below for the years ended December 31, 2021, 2020 and 2019.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2021	2020	2019
North America (1)	$1,117.2	$1,032.5	$1,121.1
Latin America (1)	1,633.4	1,456.5	1,441.7
Europe, Middle East & Africa	1,040.0	1,046.3	1,001.8
Asia	1,254.6	1,106.8	1,045.2
Total Revenue	$5,045.2	$4,642.1	$4,609.8
____________________
(1)Countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31 2021 , 2020, and 2019 for the U.S. totaled $1,018.1 million, $941.2 million and $1,044.1 million , respectively, and for Brazil totaled $1,224.4 million, $1,083.4 million and $1,094.1 million, respectively.

The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Insecticides	$3,020.0	$2,836.8	$2,773.6
Herbicides	1,375.3	1,187.2	1,228.8
Fungicides	325.5	275.5	271.4
Plant Health	216.8	180.2	168.8
Other	107.6	162.4	167.2
Total Revenue	$5,045.2	$4,642.1	$4,609.8

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2020	Balance as of December 31, 2021	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,433.8	$2,641.1	$207.3
Contract liabilities: Advance payments from customers	347.1	630.7	283.6

The amount of revenue recognized in the year ended December 31, 2021 that was included in the opening contract liability balance was $347.1 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of December 31, 2021. Refer to Note 10 to the consolidated financial statements included within this Form 10-K for further information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. Prepayment terms are extended to customers/distributors in order to capitalize on surplus cash with growers. Growers receive bulk payments for their produce, which they leverage to buy our products from distributors through prepayment options. This in turn creates opportunity for distributors to make large prepayments to us for securing the future supply of products to be sold to growers. Prepayments are typically received in the fourth quarter of the fiscal year, and are for the following marketing year indicating that the time difference between prepayment and performance of corresponding performance obligations does not exceed one year.
We recognize these prepayments as a liability under "Advance payments from customers" on the consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $347.1 million as of December 31, 2020 and $630.7 million as of December 31, 2021.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
We rent or sublease a small number of assets including equipment and office space to third-party companies. These third-party arrangements include a small number of transition service arrangements from recent acquisitions. Rental income from all subleases is not material to our business.

The ROU asset and lease liability balances as of December 31, 2021 were as follows:

(in Millions)	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$135.2	$147.3
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$23.5	$25.6
Operating lease noncurrent liabilities	Other long-term liabilities	140.0	151.1

The components of lease expense for the year ended December 31, 2021 were as follows:

(in Millions)	Lease Cost Classification	2021	2020	2019
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$33.9	$39.5	$41.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	4.7	4.7	5.2
Total lease cost		$38.6	$44.2	$46.5

December 31, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.2
Weighted-average discount rate	4.1%

(in Millions)	Year ended December 31, 2021	Year ended December 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(33.1)	$(40.8)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$18.4	$8.4

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table represents our future minimum operating lease payments as of, and subsequent to, December 31, 2021 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2022	$29.2
2023	23.6
2024	19.4
2025	18.3
2026	17.4
Thereafter	109.3
Total undiscounted lease payments	$217.2
Less: Present value adjustment	(53.7)
Present value of lease liabilities	$163.5

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
We entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within both "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the years ended December 31, 2021, 2020, and 2019 was approximately $103 million, $111 million, and $105 million, respectively.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection Business, we have incurred costs associated with integrating the DuPont Crop Protection Business, which included planning for the termination of the transitional service agreement ("TSA") as well as implementation of a new worldwide Enterprise Resource Planning ("ERP") system in connection with the termination of the TSA, of which the majority of costs were capitalized in accordance with the relevant accounting literature. Transaction-related charges were not material in 2021.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the costs incurred associated with these activities:

	Year Ended December 31,
(in Millions)	2021	2020	2019
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$0.4	$53.3	$77.8
Total transaction-related charges	$0.4	$53.3	$77.8
Restructuring charges
DuPont Crop restructuring (2)	$16.7	$40.2	$26.4
Total restructuring charges	$16.7	$40.2	$26.4
____________________
(1)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the consolidated statements of income (loss).
(2)See Note 9 to the consolidated financial statements included within this Form 10-K for more information. These charges are recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).
We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. Restructuring charges associated with the DuPont program are largely complete as of December 31, 2021 and any future charges are not expected to be material. Refer to Note 9 to the consolidated financial statements included within this Form 10-K for further information.

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are presented in the table below:

(in Millions)	Total
Balance, December 31, 2019	$1,467.5
Foreign currency and other adjustments	1.4
Balance, December 31, 2020	$1,468.9
Foreign currency and other adjustments	(5.6)
Balance, December 31, 2021	$1,463.3

Our fiscal year 2021 annual goodwill and indefinite life impairment test was performed during the third quarter ended September 30, 2021. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2021. Additionally, the estimated fair values also substantially exceeded the carrying value for each of our indefinite-lived intangible assets.
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2021			December 31, 2020
(in Millions)	Weighted avg. useful life remaining at December 31, 2021	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	15 years	$1,147.1	$(301.3)	$845.8	$1,169.4	$(249.7)	$919.7
Patents	5 years	1.8	(1.3)	0.5	1.9	(1.2)	0.7
Brands (1)	7 years	17.1	(9.9)	7.2	18.3	(8.9)	9.4
Purchased and licensed technologies	8 years	60.2	(40.7)	19.5	61.1	(38.1)	23.0
Other intangibles	1 year	2.3	(1.7)	0.6	3.4	(2.6)	0.8
		$1,228.5	$(354.9)	$873.6	$1,254.1	$(300.5)	$953.6

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	389.2		389.2	412.5		412.5
	$1,648.3		$1,648.3	$1,671.6		$1,671.6
Total intangible assets	$2,876.8	$(354.9)	$2,521.9	$2,925.7	$(300.5)	$2,625.2
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Year Ended December 31,
(in Millions)	2021	2020	2019
Amortization expense	$62.7	$61.9	$62.6

The estimated pre-tax amortization expense for each of the five years ending December 31, 2022 to 2026 is $62.1 million, $61.8 million, $60.9 million, $60.5 million, and $60.4 million, respectively.

Note 7: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2021	2020
Finished goods	$559.2	$434.6
Work in process	730.8	621.9
Raw materials, supplies and other	231.9	165.7
FIFO inventory	$1,521.9	$1,222.2
Less: Excess of FIFO cost over LIFO cost	(116.2)	(126.6)
Net inventories	$1,405.7	$1,095.6

Approximately 41 percent and 33 percent of our inventories in 2021 and 2020, respectively, were recorded on the LIFO basis.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2021	2020
Land and land improvements	$103.8	$103.1
Buildings and building equipment	528.4	513.7
Machinery and equipment	551.4	501.1
Construction in progress	145.9	73.6
Total cost	$1,329.5	$1,191.5
Accumulated depreciation	(512.5)	(419.8)
Property, plant and equipment, net	$817.0	$771.7
____________________
Depreciation expense was $70.8 million, $71.5 million, and $69.7 million in 2021, 2020 and 2019, respectively.

Note 9: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges (income) included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2021	2020	2019
Restructuring charges	$41.1	$42.6	$62.2
Other charges (income), net	66.9	89.6	108.8
Total restructuring and other charges (income)	$108.0	$132.2	$171.0

Restructuring charges

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (2)	Total
DuPont Crop restructuring	$1.2	$4.5	$11.0	$16.7
Regional realignment	5.5	5.3	0.2	11.0
Other items	6.0	0.5	6.9	13.4
Year ended December 31, 2021	$12.7	$10.3	$18.1	$41.1
DuPont Crop restructuring	$9.2	$3.8	$27.2	$40.2
Other items	2.8	—	(0.4)	2.4
Year ended December 31, 2020	$12.0	$3.8	$26.8	$42.6
DuPont Crop restructuring	$9.1	$5.2	$12.1	26.4
Furadan® product exit	—	—	34.1	34.1
Other items	1.7	—	—	1.7
Year ended December 31, 2019	$10.8	$5.2	$46.2	$62.2
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Regional realignment
In April 2021, we began to consolidate our EMEA regional headquarters to a new office location in Geneva, Switzerland. Restructuring charges related to regional realignment activities are primarily related to severance and employee relocation costs as well as other costs associated with the European headquarter relocation.
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

DuPont Crop Restructuring
On November 1, 2017, we completed the acquisition of the DuPont Crop Protection Business. See Note 5 "Acquisitions" to the consolidated financial statements included within this Form 10-K for more details. As also discussed in Note 5, we completed the integration of the DuPont Crop Protection Business as of June 30, 2020 except for the completion of certain in-flight initiatives including the DuPont Crop restructuring program. For the year ended December 31, 2021, we incurred restructuring charges of $16.7 million, which primarily reflects non-cash charges and to a lesser extent remaining severance. For the year ended December 31, 2020, we incurred restructuring charges of $40.2 million, which primarily represented severance and other employee related costs as well as accelerated depreciation on fixed assets for the planned exit of certain facilities. Restructuring charges associated with the DuPont program are largely complete and any future charges are not expected to be material.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations:

(in Millions)	Balance at 12/31/19	Change in reserves (3)	Cash payments	Other (4)	Balance at 12/31/20 (6)	Change in reserves (3)	Cash payments (5)	Other (4)	Balance at 12/31/21 (6)
DuPont Crop restructuring (1)	$14.5	$13.0	$(14.2)	$0.3	$13.6	$5.7	$(10.5)	$(0.2)	$8.6
Regional realignment	—	—	—	—	—	10.8	(6.8)	—	4.0
Other workforce related and facility shutdowns (2)	0.1	2.8	(0.1)	—	2.8	6.5	(7.0)	—	2.3
Total	$14.6	$15.8	$(14.3)	$0.3	$16.4	$23.0	$(24.3)	$(0.2)	$14.9
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
(5)In addition to the spend above there was also $3.6 million and $6.0 million spending related to the Furadan® asset retirement obligation for the years ended December 31, 2020 and 2021 and also includes $4.4 million of payments for certain historical India indirect tax matters for the year ended December 31, 2021.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2021	2020	2019
Environmental charges, net	$27.1	$24.9	$108.7
Isagro Fluindapyr Acquisition	—	65.6	—
Other items, net	39.8	(0.9)	0.1
Other charges (income), net	$66.9	$89.6	$108.8

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. During the fourth quarter of 2019, we recorded a charge of $72.8 million as a result of an unfavorable court ruling we received in relation to the Pocatello Tribal Litigation at one of our environmental sites. We remeasure our discounted liability balance associated with this matter according to current interest rates. See Note 12 to the consolidated financial statements included within this Form 10-K for further information regarding this matter.
Isagro Fluindapyr Acquisition
In May 2020, we entered into a binding offer with Isagro S.p.A ("Isagro") to acquire the remaining rights for Fluindapyr active ingredient assets from Isagro. In July 2020, we entered into an asset sale and purchase agreement with Isagro. On October 2, 2020, we closed on the transaction with a purchase price of approximately $65 million. Fluindapyr has been jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction provided us with full global rights to the Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction transfers to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule.
The Fluindapyr acquisition did not meet the criteria within ASC 805 to qualify as a business and as a result it was treated as an asset acquisition. Based on the current development stage of the technology, the acquired assets have been classified as in-process research and development. As part of our evaluation, we consider the current development phase of the molecule being acquired. Molecules that have not received formal regulatory approval are still considered in process due to the inherent uncertainty with the approval process. As a result, these assets were immediately expensed. While this transaction resulted in an immediate expense of the purchase price under the accounting rules, this acquisition expands our fungicide portfolio by giving us full global rights to the Fluindapyr active ingredient and is an important strategic addition to our product line. We recorded charges totaling $65.6 million in 2020, including transaction costs.
Other items, net
Other items, net in 2021 includes $33.5 million of charges for the establishment of reserves for certain historical India indirect tax matters that were triggered during the period. See Note 20 to the consolidated financial statements included within this Form 10-K for further information. Other items, net in 2020 and 2019 were not material.

Note 10: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2020 and 2021:

(in Millions)
Balance, December 31, 2019	$26.3
Additions — charged (credited) to expense	8.2
Transfer from (to) allowance for credit losses (see below)	(2.9)
Net recoveries, write-offs and other	(3.7)
Balance, December 31, 2020	$27.9
Additions — charged (credited) to expense	17.2
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(7.1)
Balance, December 31, 2021	$37.4

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $57.4 million as of December 31, 2021. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
A portion of these long-term receivables have payment contracts. We have no reason to believe payments will not be made based upon the credit quality of these customers. Additionally, we also hold significant collateral against these customers

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2020 and 2021:

(in Millions)
Balance, December 31, 2019	$61.1
Additions — charged (credited) to expense	(3.5)
Transfer from (to) allowance for doubtful accounts (see above)	2.9
Foreign currency adjustments	(7.6)
Net recoveries, write-offs and other	(28.2)
Balance, December 31, 2020	$24.7
Additions — charged (credited) to expense	3.9
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(1.5)
Net recoveries, write-offs and other	—
Balance, December 31, 2021	$27.7

Note 11: Discontinued Operations
FMC Lithium (Livent Corporation):
On March 1, 2019, we completed the previously announced distribution of 123 million shares of common stock of Livent as a pro rata dividend on shares of FMC common stock outstanding at the close of business on the record date of February 25, 2019.
The results of our discontinued FMC Lithium operations are summarized below:

(in Millions)	Year Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$52.1
Costs of sales and services	—	—	41.3

Income (loss) from discontinued operations before income taxes	$—	$—	$1.1
Provision (benefit) for income taxes	—	—	6.0
Total discontinued operations of FMC Lithium, net of income taxes, before separation-related costs	$—	$—	$(4.9)
Separation-related costs and other adjustments of discontinued operations of FMC Lithium, net of income taxes	—	—	(16.4)
Discontinued operations of FMC Lithium, net of income taxes	$—	$—	$(21.3)
Less: Discontinued operations of FMC Lithium attributable to noncontrolling interests	—	—	—
Discontinued operations of FMC Lithium, net of income taxes, attributable to FMC Stockholders	$—	$—	$(21.3)

In addition to our discontinued FMC Lithium segment, our discontinued operations in our financial statements include adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2021	2020	2019
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $(10.2), $(3.7) and $(18.6), respectively	$(8.3)	$1.0	$(15.9)
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $8.2, $6.0 and $6.3, respectively (1)	(29.7)	(24.1)	(23.5)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $12.2, $7.6 and $6.3, respectively	(45.6)	(28.9)	(23.3)
Gain on sales of land, net of income tax benefit (expense) of $(4.1), $(6.3) and $(5.5), respectively (2)	15.4	23.7	20.7
Discontinued operations of FMC Lithium, net of income tax benefit (expense) of zero, zero, and $(12.3), respectively	—	—	(21.3)
Discontinued operations, net of income taxes	$(68.2)	$(28.3)	$(63.3)
____________________
(1)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 12 to the consolidated financial statements included within this Form 10-K.
(2)This represents the gain on sale of land at various discontinued sites.
Reserves for Discontinued Operations, other than Environmental at December 31, 2021 and 2020

(in Millions)	December 31,
	2021	2020
Workers’ compensation, product liability, and indemnification reserves	$10.2	$12.9
Postretirement medical and life insurance benefits reserve, net	4.7	5.5
Reserves for legal proceedings	93.4	58.2
Reserve for discontinued operations (1)	$108.3	$76.6
____________________
(1)Included in "Other long-term liabilities" on the consolidated balance sheets. See Note 12 to the consolidated financial statements included within this Form 10-K on discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $3.6 million ($2.2 million after-tax) and $4.4 million ($3.6 million after-tax) at December 31, 2021 and 2020, respectively.
Net spending in 2021, 2020 and 2019 was $1.6 million, $1.0 million and $3.8 million, respectively, for workers’ compensation, product liability and other claims; $0.4 million, $0.5 million and $0.4 million, respectively, for other postretirement benefits; and $19.0 million, $28.4 million and $20.2 million, respectively, related to reserves for legal proceedings associated with discontinued operations.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $514.6 million and $574.7 million, respectively, before recoveries, existed at December 31, 2021 and 2020.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at December 31, 2021. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2018 to December 31, 2021.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2018	$521.5
2019
Provision	138.8
Spending, net of recoveries	(73.8)
Foreign currency translation adjustments	(0.7)
Net Change	$64.3
Total environmental reserves, net of recoveries at December 31, 2019	$585.8

2020
Provision	53.2
Spending, net of recoveries	(81.1)
Foreign currency translation adjustments	6.5
Net Change	$(21.4)
Total environmental reserves, net of recoveries at December 31, 2020	$564.4

2021
Provision	65.8
Spending, net of recoveries	(121.8)
Foreign currency translation adjustments and other adjustments	(5.2)
Net Change	$(61.2)
Total environmental reserves, net of recoveries at December 31, 2021	$503.2

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2021 and 2020, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the "Environmental liabilities, continuing and discontinued" or as "Other assets including long-term receivables, net" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total recorded recoveries from December 31, 2019 to December 31, 2021:

(in Millions)	December 31, 2019	Increase (Decrease) in Recoveries	Cash Received (2)	Other	December 31, 2020	Increase (Decrease) in Recoveries	Cash Received	December 31, 2021
Environmental liabilities, continuing and discontinued	$10.0	$0.9	$(0.6)	$—	$10.3	$1.8	$(0.7)	$11.4
Other assets (1)	27.3	(1.8)	(21.1)	—	4.4	0.8	(0.7)	4.5
Total	$37.3	$(0.9)	$(21.7)	$—	$14.7	$2.6	$(1.4)	$15.9
______________
(1)     The amounts are included within "Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 22 to the consolidated financial statements included within this Form 10-K for more details.
(2)    During the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million.

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2021	2020
Environmental reserves, current, net of recoveries (1)	$87.3	$120.9
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	415.9	443.5
Total environmental reserves, net of recoveries	$503.2	$564.4
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

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Continuing operations (1)	$27.1	$24.9	$108.7
Discontinued operations (2)	37.9	30.1	29.8
Net environmental provision	$65.0	$55.0	$138.5
______________
(1)Recorded as a component of "Restructuring and other charges (income)" on our consolidated statements of income. See Note 9 to the consolidated financial statements included within this Form 10-K. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(2)Recorded as a component of "Discontinued operations, net of income taxes" on our consolidated statements of income (loss). See Note 11 to the consolidated financial statements included within this Form 10-K for further details.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Environmental reserves (1)	$65.8	$53.2	$138.8
Other assets (2)	(0.8)	1.8	(0.3)
Net environmental provision	$65.0	$55.0	$138.5
______________
(1)See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.
(2)Represents certain environmental recoveries. See Note 22 to the consolidated financial statements included within this Form 10-K for details of "Other assets including long-term receivables, net" as presented on our consolidated balance sheets.

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
The amount of the reserve for this site, which includes the Pocatello Tribal Litigation described below, was $79.3 million and $117.8 million at December 31, 2021 and 2020, respectively.
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
FMC challenged this fee at various levels of the Tribal Court system and subsequently before the U.S. District Court and the United States Court of Appeals for the Ninth Circuit.
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
On March 16, 2020, FMC filed a petition in the United States Supreme Court to review the Ninth Circuit’s decision and on January 11, 2021, FMC’s petition was denied. Expenditures in 2021 totaled $32.2 million. This includes a $21.4 million payment to the Tribes for attorney's fees and unpaid permit fees incurred from 2002 to 2014 plus another payment of $10.8 million for incurred past years' permit fees from 2015 through 2021 plus interest associated with these payments. There was no change to our existing reserves as a result of our denied petition.
In calculating the net present value of future annual permit fees, we used a discount rate of 1.94%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Estimates for expenditures for 2022 and beyond are $1.5 million in annual fees payable each year thereafter. The expected aggregate undiscounted amount related to this matter is $75.0 million of which $$47.7 million, on a discounted basis, has been recognized in environmental liabilities on the balance sheet.
Middleport
Our Middleport, NY facility is currently a formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent ("1991 AOC") entered into with the EPA and New York State Department of Environmental Conservation ("NYSDEC", and collectively with EPA, the "Agencies") in 1991, which was replaced by a New Order on Consent and Administrative Settlement with the NYSDEC, effective June 6, 2019 ("2019 Order"). Like the 1991 AOC, the 2019 Order

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Measure Alternatives ("CMA") for discrete contaminated areas, known as "operable units" of which there are 11.
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
The remaining $45.7 million reserve increase related to costs associated with the implementation and completion of NYSDEC’s selected remedy for OUs 2,4, and 5. Prior to settlement discussions, our reserve balance for OUs 2,4, and 5 of $31.1 million included the estimated liability for clean-up to reflect the costs associated with our recommended CMAs. Our total reserve for all of Middleport is $114.5 million and $142.7 million at December 31, 2021 and 2020, respectively. FMC is in various stages of evaluating the remaining operable units.
In 2021 and 2020, the Middleport settlement resulted in cash outflows of $14.2 million and $17.9 million respectively. In 2021, the final payment to reimburse past costs was made. In 2022 and beyond, in accordance with the settlement agreement, cash outflows will not exceed an average of $10 million per year until the remediation is complete.
Portland Harbor
FMC is listed as a PRP is the Portland Harbor Superfund Site ("Portland Harbor"), that consists of the river sediment and upland area of a 10 mile section of the Lower Willamette River in Portland, Oregon that runs through an industrialized area. Portland Harbor is listed on the NPL. FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this business.
FMC and several other parties have been sued by the Confederated Bands and Tribes of the Yakama Nation for reimbursement of cleanup costs and the costs of performing a natural damage assessment. Based on the information known to date, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to defend this matter. In addition, the Portland Harbor Natural Resource Trustee Council ("Trustee Council"), composed of federal, state and tribal trustees, was formed in 2002 to develop and coordinate an assessment of injury to natural resources associated with the Portland Harbor Superfund Site, the restoration of injured natural resources associated with Portland Harbor, and pursue the recovery of natural resources damages associated with Portland Harbor. The Trustee Council has advised the Company that it intends to pursue litigation for the recovery of natural resources damages and of the costs of assessment. To date no lawsuit has been filed by the Trustee Council against the Company.
On January 6, 2017, the U.S. Environmental Protection Agency ("EPA") issued its Record of Decision ("ROD") for Portland Harbor. On December 30, 2019, FMC and EPA entered into an Administrative Settlement Agreement and Order on Consent to perform the remedial design for the area at and around FMC's former operations. The cost of performing predesign investigation work and preparing the basis of design report is included in our reserves. Based on the current information available in the ROD as well as the large number of responsible parties for Portland Harbor, we are unable to develop a reasonable estimate of our potential exposure of loss for Portland Harbor at this time.
Currently, FMC and approximately 100 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. Briefing on the allocation process has begun in November 2021 and the allocation process will be ongoing for the next two years or more under the current schedule. We intend to continue defending this matter vigorously. Because of this uncertainty related to the cost of the remedy and the potential share allocable to FMC, we cannot say whether the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, adverse results in the outcome of the allocation could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other Potentially Responsible Party ("PRP") Sites
In addition to Portland Harbor, we have been named a PRP at 28 sites on the federal government’s National Priorities List ("NPL"), at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 47 sites at which we have determined that it is probable that we have an environmental liability for which we have recorded an estimate of our potential liability in the consolidated financial statements. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study ("RI/FS"), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

Note 13: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Domestic	$(61.5)	$(36.5)	$(227.4)
Foreign	955.3	766.3	882.4
Total	$893.8	$729.8	$655.0

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Current:
Federal	$(15.1)	$24.9	$(12.0)
Foreign	96.6	91.7	77.0
State	0.4	0.7	0.4
Total current	$81.9	$117.3	$65.4
Deferred:
Federal	$17.5	$15.0	$(1.2)
Foreign	(7.1)	7.7	42.7
State	(0.7)	10.9	4.6
Total deferred	$9.7	$33.6	$46.1
Total	$91.6	$150.9	$111.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2021	2020	2019
U.S. Federal statutory rate	$187.7	$153.3	$137.5
Foreign earnings subject to different tax rates (1)	(182.4)	(127.6)	(137.7)
State and local income taxes, less federal income tax benefit	7.6	2.7	(2.9)
Research and development and miscellaneous tax credits	(8.6)	(6.2)	(3.8)
Tax on dividends, deemed dividends, and GILTI (2)	44.5	46.5	46.8
Changes to unrecognized tax benefits	(28.7)	5.8	(5.4)
Nondeductible expenses	11.5	5.5	3.5
Change in valuation allowance (3)	84.7	52.1	49.9
Exchange gains and losses (4)	(8.6)	(2.1)	(2.1)
Other (5)	(16.1)	20.9	25.7
Total Tax Provision	$91.6	$150.9	$111.5
____________________
(1)    A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Singapore, Hong Kong, and Switzerland), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions.
(2)    The years ended December 31, 2021, 2020 and 2019 includes tax expense of $36.2 million, $40.7 million and $41.6 million, respectively, associated with the global intangible low-taxed income (GILTI) provisions.
(3)    The year ended December 31, 2021 is primarily related to net operating losses and other deferred tax assets within our Brazil and Luxembourg operations. The year ended December 31, 2020 is primarily related to net operating losses within our Brazil operations. The year ended December 31, 2019 is primarily related to net operating losses with limited carryforward associated within our India operations.
(4)    Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.
(5)    2021 includes a $37.1 million decrease related to deferred tax liabilities associated with intercompany investments in foreign subsidiaries.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2021	2020
Reserves for discontinued operations, environmental and restructuring	$107.5	$161.7
Accrued pension and other postretirement benefits	5.8	1.8
Capital loss, foreign tax and other credit carryforwards	11.1	5.5
Net operating loss carryforwards	294.5	311.4
Deferred expenditures capitalized for tax	41.1	39.6
Other accruals and reserves	216.7	163.3
Deferred tax assets	$676.7	$683.3
Valuation allowance, net	(398.7)	(335.6)
Deferred tax assets, net of valuation allowance	$278.0	$347.7
Intangibles, Property, plant and equipment, and Investments, net	401.9	468.1
Deferred tax liabilities	$401.9	$468.1
Net deferred tax assets (liabilities)	$(123.9)	$(120.4)

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
At December 31, 2021, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $27.0 million (tax-effected) expiring in future tax years through 2040, foreign net operating loss carryforwards of $267.5 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $11.1 million expiring in various future years.
During the third quarter of 2021, we changed our indefinite reinvestment assertion in connection with plans to repatriate cash in 2021 and subsequent years, contingent upon earnings from certain foreign subsidiaries, and recorded tax of $1.6 million for the year ended December 31, 2021. Additional income taxes have not been provided for certain other remaining outside basis differences inherent in our investments in foreign subsidiaries because the investments and related unremitted earnings are essentially permanent in duration. Determining the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings of our foreign subsidiaries is not practicable due to the complexity of the multi-jurisdictional tax environment in which we operate.
Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2021, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2017 - 2021 and 2001 - 2021, respectively. Our significant foreign jurisdictions, which total 10, are open for examination and adjustment during varying periods from 2011 - 2021.
As of December 31, 2021, we had total unrecognized tax benefits of $41.9 million, of which $23.6 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2020, we had total unrecognized tax benefits of $76.2 million, of which $34.6 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, we had interest and penalties for a net expense (benefit) of $(4.5) million, $(1.5) million,

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

and $1.4 million, respectively, in the consolidated statements of income (loss). As of December 31, 2021 and 2020, we have accrued interest and penalties in the consolidated balance sheets of $9.4 million and $13.9 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $2.6 million to $22.2 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2021	2020	2019
Balance at beginning of year	$76.2	$68.2	$79.1
Increases related to positions taken in the current year	2.4	1.1	4.1
Increases and decreases related to positions taken in prior years	(26.4)	25.7	3.4
Decreases related to lapse of statutes of limitations	(10.3)	(18.8)	(13.0)
Settlements during the current year	—	—	(2.8)
Decreases for tax positions on dispositions	—	—	(2.6)
Balance at end of year (1)	$41.9	$76.2	$68.2
____________________
(1)    At December 31, 2021, 2020, and 2019 we recognized an offsetting non-current asset of $14.4 million, $27.4 million, and $34.0 million respectively, relating to the indirect income tax benefits associated with specific uncertain tax positions presented above.

Note 14: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2021	2020
Short-term foreign debt (1)	$112.2	$98.4
Commercial paper (2)	244.1	146.3
Total short-term debt	$356.3	$244.7
Current portion of long-term debt	84.5	93.6
Total Short-term debt and current portion of long-term debt (3)	$440.8	$338.3
____________________
(1)    At December 31, 2021, the average effective interest rate on the borrowings was 12.4 percent.
(2)    At December 31, 2021, the average effective interest rate on the borrowings was 0.45 percent.
(3)    Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.25 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2021		December 31,
	Interest Rate Percentage	Maturity Date	2021	2020
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$51.6
Senior notes (less unamortized discounts of $0.7 and $1.0, respectively)	3.20% - 4.50%	2024 - 2049	1,899.3	2,199.0
2017 Term Loan Facility	N/A	N/A	—	700.0
2021 Term Loan Facility	1.1%	2024	800.0	—
Revolving Credit Facility (1)	2.8%	2026	—	—
Foreign debt	0% - 7.9%	2022 - 2024	84.7	92.3
Debt issuance cost			(17.7)	(19.8)
Total long-term debt			$2,816.2	$3,023.1
Less: debt maturing within one year			84.5	93.6
Total long-term debt, less current portion			$2,731.7	$2,929.5
____________________
(1)Letters of credit outstanding under the Revolving Credit Facility totaled $162.5 million and available funds under this facility were $1,093.4 million at December 31, 2021.

Revolving Credit Facility Amendment
On May 26, 2021, we amended our Revolving Credit Facility. The Credit Facility Amendment primarily extended the maturity date by an additional two years to May 26, 2026 and adjusted the maximum leverage ratio. See below for additional information on covenants. The borrowing capacity under the credit facility was not affected by the amendment and remains unchanged.
Deferred financing fees totaling $1.7 million associated with the amendment has been deferred and is being recognized to interest expense over the life of the agreement.
2021 Term Loan Facility
On November 22, 2021, we borrowed $1.0 billion under our previously announced senior unsecured term loan facility ("2021 Term Loan Facility"). The proceeds of the borrowing were used to pay off the 2017 Term Loan Facility and Senior Notes maturing in 2022. The scheduled maturity of the 2021 Term Loan Facility is on the third anniversary of this closing date. The 2021 Term Loan Facility contains financial and other covenants, which are consistent with those in the covenants of the Revolving Credit Facility, including a maximum leverage ratio of 3.5 and minimum interest coverage ratio of 3.5 as of the last day of each fiscal quarter.
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2021, are $84.5 million in 2022, $0.0 million in 2023, $1,200.2 million in 2024, $0.0 million in 2025, $500.0 million in 2026 and $1,050.0 million thereafter.
Covenants
Among other restrictions, the Revolving Credit Facility and 2021 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2021 was 2.57 which is below the maximum leverage of 3.5. Pursuant to the Revolving Credit Amendment and the 2021 Term Loan Facility discussed above, the maximum leverage ratio stepped down to 3.50 for the period ending December 31, 2021 and for future quarters. Our actual interest coverage for the four consecutive quarters ended December 31, 2021 was 9.53 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2021.

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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2021	2020
Discount rate qualified	2.84%	2.49%
Discount rate nonqualified plan	2.18%	1.62%
Discount rate other benefits	2.39%	1.91%
Rate of compensation increase	3.10%	3.10%

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2021	2020	2021	2020
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,450.3	$1,379.1	$15.3	$15.8
Service cost	4.7	4.4	—	—
Interest cost	24.5	36.7	0.3	0.4
Actuarial loss (gain) (2)	(38.6)	115.5	(0.6)	0.3
Foreign currency exchange rate changes and other	(0.5)	—	—	—
Plan participants’ contributions	—	—	0.4	0.5
Settlements	(2.5)	(1.5)	—	—
Benefits paid	(83.9)	(83.9)	(1.7)	(1.7)
Projected benefit obligation at December 31	$1,354.0	$1,450.3	$13.7	$15.3
Change in plan assets
Fair value of plan assets at January 1	$1,484.6	$1,390.6	$—	$—
Actual return on plan assets	(26.2)	176.5	—	—
Foreign currency exchange rate changes	(0.3)	—	—	—
Company contributions	3.8	2.9	1.3	1.2
Plan participants’ contributions	—	—	0.4	0.5
Settlements	(6.0)	(1.5)	—	—
Benefits paid	(83.9)	(83.9)	(1.7)	(1.7)
Fair value of plan assets at December 31	$1,372.0	$1,484.6	$—	$—
Funded Status
U.S. plans with assets	$50.4	$69.5	$—	$—
U.S. plans without assets	(22.1)	(23.9)	(13.7)	(15.3)
Non-U.S. plans with assets	(2.8)	(3.0)	—	—
All other plans	(7.5)	(8.3)	—	—
Net funded status of the plan (liability)	$18.0	$34.3	$(13.7)	$(15.3)
Amount recognized in the consolidated balance sheets:
Pension asset (3)	$50.4	$69.5	$—	$—
Accrued benefit liability (4)	(32.4)	(35.2)	(13.7)	(15.3)
Total	$18.0	$34.3	$(13.7)	$(15.3)
____________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.
(2)    The actuarial gain in 2021 and loss in 2020 was primarily driven by the change in discount rate on the U.S. qualified plan. Additionally, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations in both 2021 and 2020. Adoption of the most recent projection scale for each applicable year increased the U.S. defined benefit obligations by approximately $3 million and $10 million at December 31, 2021 and 2020, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2021	2020	2021	2020
Prior service (cost) credit	$(0.5)	$(0.7)	$—	$—
Net actuarial (loss) gain	(315.9)	(321.9)	4.0	4.2
Accumulated other comprehensive income (loss) – pretax	$(316.4)	$(322.6)	$4.0	$4.2
Accumulated other comprehensive income (loss) – net of tax	(235.7)	(240.7)	2.5	2.7
____________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

The accumulated benefit obligation for all pension plans was $1,340.8 million and $1,435.9 million at December 31, 2021 and 2020, respectively.

(in Millions)	December 31
Information for pension plans with projected benefit obligation in excess of plan assets	2021	2020
Projected benefit obligations	$36.2	$42.9
Accumulated benefit obligations	36.2	43.3
Fair value of plan assets	3.8	7.7

(in Millions)	December 31
Information for pension plans with accumulated benefit obligation in excess of plan assets	2021	2020
Projected benefit obligations	$36.2	$42.9
Accumulated benefit obligations	36.2	43.3
Fair value of plan assets	3.8	7.7

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2021	2020	2021	2020
Current year net actuarial loss (gain)	$18.4	$(23.5)	$(0.6)	$0.4
Amortization of net actuarial (loss) gain	(23.4)	(21.3)	0.8	0.9
Amortization of prior service (cost) credit	(0.2)	(0.2)	—	—
Settlement loss	(1.0)	(0.6)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(6.2)	$(45.6)	$0.2	$1.3
Total recognized in other comprehensive (income) loss, after taxes	(5.0)	(36.5)	0.2	1.0
____________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2021	2020	2019	2021	2020	2019
Discount rate	2.49%	3.22%	4.36%	1.91%	2.89%	4.08%
Expected return on plan assets	2.25%	3.00%	4.25%	—	—	—
Rate of compensation increase	3.10%	3.10%	3.10%	—	—	—
Components of net annual benefit cost:
Service cost	$4.7	$4.4	$4.2	$—	$—	$—
Interest cost	24.5	36.7	47.6	0.3	0.4	0.6
Expected return on plan assets	(28.2)	(37.1)	(53.4)	—	—	—
Amortization of prior service cost	0.2	0.2	0.2	—	—	0.1
Amortization of net actuarial and other (gain) loss	23.2	21.4	12.9	(0.8)	(0.9)	(1.0)
Recognized (gain) loss due to settlement	1.0	0.7	1.4	—	—	—
Net annual benefit cost (income)	$25.4	$26.3	$12.9	$(0.5)	$(0.5)	$(0.3)
___________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

Our U.S. qualified defined benefit pension plan ("U.S. Plan") holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 2.25 percent for the year ended December 31, 2021, 3.00 percent for the year ended December 31, 2020, and 4.25 percent for the year ended December 31, 2019. The expected long-term rate of return on these plan assets decreased by 0.75 percent in 2021 compared to 2020 primarily due to fluctuating yields on corporate bonds. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.2 percent, is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2021 by asset category continues to be 100 percent fixed income investments.
Our U.S. Plan has been fully funded for the last several years and as such, the primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is also limited. The portfolio is comprised of 100 percent fixed income securities and cash. Investment performance and related risks are measured and monitored on an ongoing basis through monthly liability measurements, periodic asset liability studies, and quarterly investment portfolio reviews. The fluctuation in our non-operating pension and post retirement charges (income) is attributable to the continued approach of using the smoothed market related value of assets (MRVA) as opposed to the actual fair value of plan assets in the determination of pension expense. This continued approach will create some volatility in our non-operating periodic pension cost since our qualified pension plan is 100 percent fixed income securities.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 19 to the consolidated financial statements included within this Form 10-K for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$32.7	$32.2	$0.5	$—
Fixed income investments:
Investment contracts	144.7	—	144.7	—
U.S. Government Securities	309.5	309.5	—	—
Mutual funds	41.5	41.5	—	—
Corporate debt instruments	843.6	—	843.6	—
Total assets	$1,372.0	$383.2	$988.8	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$24.7	$24.6	$0.1	$—
Fixed income investments:
Investment contracts	151.4	—	151.4	—
U.S. Government Securities	307.0	297.9	9.1	—
Mutual funds	70.5	70.5	—	—
Corporate debt instruments	931.0	—	931.0	—
Total assets	$1,484.6	$393.0	$1,091.6	$—

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2021	2020
U.S. qualified pension plan	$—	$—
U.S. nonqualified pension plan	3.8	2.9
Non-U.S. plans	0.2	0.5
Other postretirement benefits	1.3	1.2
Total	$5.3	$4.6
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

	Estimated Net Future Benefit Payments
(in Millions)	2022	2023	2024	2025	2026	2027 - 2031
Pension Benefits	$86.8	$86.4	$86.8	$85.1	$85.1	$397.3
Other Benefits	1.6	1.5	1.4	1.3	1.2	4.6
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to 5 percent of the employee’s compensation. Eligible employees participating in the Plan

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of 5 percent of the employee’s eligible compensation. Charges against income for all contributions were $15.6 million in 2021, $16.6 million in 2020, and $15.3 million in 2019.

Note 16: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the "Plan") provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the "Committee"), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 30.2 million of which approximately 2.6 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2021. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
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
At December 31, 2021 and 2020, there were restricted stock units representing an aggregate of 267,524 shares and 267,988 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2021	2020	2019
Stock option expense, net of taxes of $1.0, $1.1 and $1.5 (1)	$3.7	$4.0	$5.7
Restricted stock expense, net of taxes of $1.9, $2.0 and $2.2 (2)	7.2	7.4	8.2
Performance based expense, net of taxes of $0.8, $0.9 and $1.7	3.2	3.5	6.3
Total stock compensation expense, net of taxes of $3.7, $4.0 and $5.4 (3)	$14.1	$14.9	$20.2
____________________
(1)    We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.
(2)    We applied an estimated forfeiture rate of 2.0% of outstanding grants in the calculation of the expense.
(3)    This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss). Total stock compensation expense, net of tax, not included in the above table of zero , $2.2 million, and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in "Discontinued operations, net of income taxes" in the consolidated statements of income (loss).

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We received $7.9 million, $24.7 million and $50.7 million in cash related to stock option exercises for the years ended December 31, 2021, 2020 and 2019, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2021, 2020 and 2019 came from treasury shares.
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
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2021, 2020 and 2019 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The dividend yield assumption reflects anticipated dividends on our common stock. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2021	2020	2019
Expected dividend yield	1.83%	1.91%	1.83%
Expected volatility	32.75%	26.60%	26.07%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	0.92%	1.19%	2.53%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $28.31, $20.28 and $18.66 per share, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2021:

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2018 (1,044 shares exercisable and 1,287 shares expected to vest or be exercised)	2,364	6.0 years	$52.87	$52.5
Granted	380		75.76
Conversion impact from Livent spin (1)	210		53.09
Exercised	(1,414)		39.17	67.2
Forfeited	(36)		67.82
December 31, 2019 (628 shares exercisable and 835 shares expected to vest or be exercised)	1,504	6.5 years	$58.06	$62.8
Granted	302		92.24
Exercised	(549)		48.02	31.3
Forfeited	(22)		81.84
December 31, 2020 (388 shares exercisable and 818 shares expected to vest or be exercised)	1,235	7.0 years	$70.44	$54.9
Granted	235		105.00
Exercised	(166)		49.56	9.8
Forfeited	(50)		89.18
December 31, 2021 (605 shares exercisable and 622 shares expected to vest or be exercised)	1,254	6.2 years	$78.95	$38.8

____________________
(1)Awards converted as a result of March 1, 2019 Livent separation.

The number of stock options indicated in the above table as being exercisable as of December 31, 2021, had an intrinsic value of $26.6 million, a weighted-average remaining contractual term of 4.2 years, and a weighted-average exercise price of $65.97.
As of December 31, 2021, we had total remaining unrecognized compensation cost related to unvested stock options of $5.2 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.79 years.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2021:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value Per Share	Number of awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	459	$55.75	335	$56.42
Granted	108	76.22	106	83.89
Conversion impact from Livent spin (1)	(29)	67.46	(12)	84.58
Vested	(223)	37.54	(222)	42.18
Forfeited	(13)	69.69	(1)	78.92
Nonvested at December 31, 2019	302	$67.89	206	$72.06
Granted	92	91.83	111	108.74
Vested	(84)	50.14	(115)	58.37
Forfeited	(12)	77.42	—	—
Nonvested at December 31, 2020	298	$79.91	202	$88.48
Granted	95	102.10	79	103.26
Vested	(108)	73.82	(86)	77.44
Forfeited	(15)	90.05	—	—
Nonvested at December 31, 2021	270	$89.56	195	$96.18
____________________
(1)Awards transferred to Livent employees as a result of March 1, 2019 Livent separation.

As of December 31, 2021, we had total remaining unrecognized compensation cost related to unvested restricted awards of $13.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.84 years.
Note 17: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2018	185,983,792	53,702,178
Stock options and awards	—	(1,563,307)
Repurchases of common stock, net	—	4,720,627
December 31, 2019	185,983,792	56,859,498
Stock options and awards	—	(677,827)
Repurchases of common stock, net	—	448,538
December 31, 2020	185,983,792	56,630,209
Stock options and awards	—	(300,594)
Repurchases of common stock, net	—	3,954,698
December 31, 2021	185,983,792	60,284,313

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(101.5)	$11.2	$(218.6)	$(308.9)
2019 Activity
Other comprehensive income (loss) before reclassifications	$(15.2)	$(69.0)	$(6.5)	$(90.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.2)	9.9	1.7
Net current period other comprehensive income (loss)	$(15.2)	$(77.2)	$3.4	$(89.0)
Adoption of accounting standard (Note 2)	—	1.0	(54.1)	(53.1)
Distribution of FMC Lithium (3)	39.0	—	—	39.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(269.3)	$(412.0)
2020 Activity
Other comprehensive income (loss) before reclassifications	$101.7	$(2.5)	$18.9	$118.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.3)	16.0	11.7

Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
2021 Activity
Other comprehensive income (loss) before reclassifications	$(86.5)	$44.1	$(14.5)	$(56.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.5	17.9	23.4
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(231.0)	$(315.7)
____________________
(1)See Note 19 to the consolidated financial statements included within this Form 10-K for more information.
(2)See Note 15 to the consolidated financial statements included within this Form 10-K for more information.
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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item in the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2021	2020	2019
Derivative instruments:
Foreign currency contracts	$(4.7)	$24.6	$10.0	Costs of sales and services
Foreign currency contracts	1.7	(19.3)	1.9	Selling, general and administrative expenses
Interest rate contracts	(4.2)	(2.7)	(0.7)	Interest expense
Total before tax	$(7.2)	$2.6	$11.2
	1.7	1.7	(3.0)	Provision for income taxes
Amount included in net income	$(5.5)	$4.3	$8.2

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.2)	$(0.3)	$(0.3)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(21.5)	(19.2)	(10.8)	Non-operating pension and postretirement charges (income)
Recognized loss due to settlement/curtailment	(1.0)	(0.7)	(1.4)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(22.7)	$(20.2)	$(12.5)
	4.8	4.2	2.6	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income	$(17.9)	$(16.0)	$(9.9)

Total reclassifications for the period	$(23.4)	$(11.7)	$(1.7)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15 to the consolidated financial statements included within this Form 10-K.
Transactions with Noncontrolling Interest
In July 2020, we purchased the remaining 49 percent ownership interest in our Indonesia joint venture, PT Bina Guna Kimia ("BGK"), for $7.4 million which increased our ownership from 51 percent to 100 percent.
As a result of the IPO and underwriters' exercise to purchase additional shares of common stock in the fourth quarter of 2018, our controlling interest in FMC Lithium was approximately 84 percent. On March 1, 2019, we completed the previously announced distribution of the remaining shares of common stock of Livent. See Note 1 to the consolidated financial statements included within this Form 10-K for further information.
Dividends and Share Repurchases
On January 20, 2022, we paid dividends totaling $66.8 million to our shareholders of record as of December 31, 2021. This amount is included in "Accrued and other liabilities" on the consolidated balance sheets as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we paid $247.2 million, $228.5 million and $210.3 million in dividends, respectively.
In 2021, 4.0 million shares were repurchased under the publicly announced repurchase program. At December 31, 2021, approximately $150 million remained unused under our Board-authorized repurchase program. However, in February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. This repurchase program does not include a specific

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 18: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2021, 2020 and 2019 there were 0.2 million, 0.2 million and 0.3 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2021	2020	2019
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$804.7	$579.8	$540.7
Discontinued operations, net of income taxes	(68.2)	(28.3)	(63.3)
Net income (loss) attributable to FMC stockholders	$736.5	$551.5	$477.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.8)	(1.4)	(1.5)
Net income (loss) allocable to common stockholders	$734.7	$550.1	$475.9

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.25	$4.46	$4.12
Discontinued operations	(0.53)	(0.22)	(0.48)
Net income (loss)	$5.72	$4.24	$3.64

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.23	$4.44	$4.10
Discontinued operations	(0.53)	(0.22)	(0.48)
Net income (loss)	$5.70	$4.22	$3.62

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	128,403	129,701	130,761
Weighted average additional shares assuming conversion of potential common shares	743	883	1,241
Shares – diluted basis	129,146	130,584	132,002

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts, commodity forward and option contracts, and interest rate contracts are included in the tables within this Note. The estimated fair value of debt is $3,409.8 million and $3,640.0 million and the carrying amount is $3,172.5 million and $3,267.8 million as of December 31, 2021 and 2020, respectively.
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

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Brazilian real, Chinese yuan, Indian rupee, euro, Mexican peso and Argentine peso.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commodity Price Risk
We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. Though our current and expected future annual exposure is insignificant, we attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas.
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
Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to customers. See Notes 1 and 20 to the consolidated financial statements included within this Form 10-K for more information. Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of December 31, 2021, we had open foreign currency forward contracts in AOCI in a net after-tax gain position of $31.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2022. At December 31, 2021, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,015.4 million.
As of December 31, 2021, we had open interest rate contracts in AOCI in a net after-tax gain position of $3.0 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At December 31, 2021 we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100.0 million.
In conjunction with the issuance of the Senior Notes, on September 20, 2019 we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. This settlement resulted in a loss of $83.1 million which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes. Refer to Note 14 to the consolidated financial statements included within this Form 10-K for further details on the Senior Notes.
As of December 31, 2021, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2021, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $31.1 million of net after-tax gains, representing open foreign currency exchange contracts will be realized in earnings during the twelve months ending December 31, 2022 if spot rates in the future are consistent with forward rates as of December 31, 2021. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

occur. We recognize derivative gains and losses in the "Costs of sales and services" line in the consolidated statements of income (loss).

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,321.4 million at December 31, 2021.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2021 and 2020:

	December 31, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$35.9	$5.7	$41.6	$(21.9)	$19.7
Interest rate contracts	3.7	—	3.7	—	3.7
Total derivative assets (1)	$39.6	$5.7	$45.3	$(21.9)	$23.4

Foreign exchange contracts	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)
Total derivative liabilities (2)	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)

Net derivative assets (liabilities)	$23.4	$(4.0)	$19.4	$—	$19.4

	December 31, 2020
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$19.4	$1.9	$21.3	$(21.1)	$0.2
Interest rate contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	$19.5	$1.9	$21.4	$(21.1)	$0.3

Foreign exchange contracts	$(42.7)	$(3.1)	$(45.8)	$21.1	$(24.7)
Interest rate contracts	(0.9)	—	(0.9)	—	(0.9)
Total derivative liabilities (2)	$(43.6)	$(3.1)	$(46.7)	$21.1	$(25.6)

Net derivative assets (liabilities)	$(24.1)	$(1.2)	$(25.3)	$—	$(25.3)
____________________
(1)    Net balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments:

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Interest rate	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$10.4	$0.8	$11.2
2019 Activity
Unrealized hedging gains (losses) and other, net of tax	$(3.1)	$(65.9)	$(69.0)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(8.7)	0.5	(8.2)
Total derivative instrument impact on comprehensive income, net of tax	$(11.8)	$(65.4)	$(77.2)
Adoption of accounting standard (Note 2)	$—	$1.0	$1.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(1.4)	$(63.6)	$(65.0)
2020 Activity
Unrealized hedging gains (losses) and other, net of tax	$(3.8)	$1.3	$(2.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(6.4)	2.1	(4.3)
Total derivative instrument impact on comprehensive income, net of tax	$(10.2)	$3.4	$(6.8)

Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$(11.6)	$(60.2)	$(71.8)
2021 Activity
Unrealized hedging gains (losses) and other, net of tax	$40.5	$3.6	$44.1
Reclassification of deferred hedging (gains) losses, net of tax (1)	2.2	3.3	5.5
Total derivative instrument impact on comprehensive income, net of tax	$42.7	$6.9	$49.6

Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$31.1	$(53.3)	$(22.2)
____________________
(1)Amounts are included in "Costs of sales and services", "Selling, general and administrative expenses", and "Interest expense" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Year Ended December 31,
(in Millions)	2021	2020	2019
Foreign exchange contracts	$(47.7)	$(62.9)	$(26.7)
Total	$(47.7)	$(62.9)	$(26.7)
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

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets:

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$19.7	$—	$19.7	$—
Derivatives - Interest Rate (1)	3.7	—	3.7	—
Other (2)	21.1	21.1	—	—
Total Assets	$44.5	$21.1	$23.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.0	$—	$4.0	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (3)	26.2	26.2	—	—
Total Liabilities	$30.2	$26.2	$4.0	$—

(in Millions)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	0.1	—	0.1	—
Other (2)	24.1	24.1	—	—
Total Assets	$24.4	$24.1	$0.3	$—

Liabilities
Derivatives – Foreign exchange (1)	$24.7	$—	$24.7	$—
Derivatives - Interest Rate (1)	0.9	—	0.9	—
Other (3)	35.2	35.2	—	—
Total Liabilities	$60.8	$35.2	$25.6	$—
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

Nonrecurring Fair Value Measurements
There were no non-recurring fair value measurements in the consolidated balance sheets during the periods presented.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 20: Guarantees, Commitments and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2021. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$206.2
Other debt guarantees (2)	9.7
Total	$215.9
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

Commitments
Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $702.9 million. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters and labor cases related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $3.3 million and $4.1 million as of December 31, 2021 and 2020, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $77 million at December 31, 2021. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil.
In India, we are subject to audits or other proceedings by tax authorities regarding certain alleged additional indirect taxes related to our operations. Indian tax authorities have recently begun auditing or investigating many companies, including our FMC subsidiary in India, on the goods and service tax ("GST") indirect tax law which came into force in 2017. Such proceedings and potential future litigations, in which the tax authorities are challenging the technical tax position taken by the Company, take many years to resolve as the matters are heard and decided upon by tax authorities or courts. We have provided reserves for such historical Indian tax matters that we consider probable and a reasonable estimate of the obligation can be made in the amount of approximately $33.5 million, as of December 31, 2021.
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
See Note 12 to the consolidated financial statements included within this Form 10-K for the Pocatello Tribal litigation, Middleport litigation, and Portland Harbor site for legal proceedings associated with our environmental contingencies.

Note 21: Segment Information

As discussed in Note 1 to the consolidated financial statements included within this Form 10-K, we operate as a single business segment providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, plant health, and professional pest and turf management.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

For revenue by major geographical region, refer to Note 3 to the consolidated financial statements included within this Form 10-K. The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2021	2020
Long-lived assets (1)
North America (2)	$1,091.3	$1,230.2
Latin America	742.6	792.7
Europe, Middle East, and Africa (2)	1,499.0	1,513.9
Asia (2)	2,092.3	2,044.4
Total	$5,425.2	$5,581.2
____________________
(1)Geographic long-lived assets exclude long-term deferred income taxes and assets of discontinued operations on the consolidated balance sheets.
(2)The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2021 and 2020 are Singapore, which totaled $1,622.8 million and $1,582.5 million, the U.S., which totaled $1,083.8 million and $1,221.3 million and Denmark, which totaled $1,081.9 million and $1,104.6 million, respectively.

Note 22: Supplemental Information
The following tables present details of prepaid and other current assets, other assets including long-term receivables, net, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2021	2020
Prepaid and other current assets
Prepaid insurance	$12.0	$11.1
Tax related items including value added tax receivables	226.2	197.7
Refund asset (1)	36.4	28.4
Environmental obligation recoveries (Note 12)	2.2	0.8
Derivative assets (Note 19)	23.4	0.3
Acquisition related items	3.0	3.0
Other prepaid and current assets	128.2	139.5
Total	$431.4	$380.8

(in Millions)	December 31,
	2021	2020
Other assets including long-term receivables, net
Non-current receivables (Note 10)	$57.4	$103.5
Advance to contract manufacturers	129.0	122.2
Capitalized software, net	143.8	158.0
Environmental obligation recoveries (Note 12)	2.3	3.6
Income taxes indirect benefits	33.4	37.9
Operating lease ROU asset (Note 4)	135.2	147.3
Deferred compensation arrangements (Note 19)	21.1	24.1
Pension and other postretirement benefits (Note 15)	50.4	69.5
Other long-term assets	41.2	46.2
Total	$613.8	$712.3
(1)    In accordance with revenue standard requirements, a sales return liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding refund asset to recover the product from the customer. See (2) below.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2021	2020
Accrued and other liabilities
Restructuring reserves (Note 9)	$10.4	$11.9
Dividend payable (Note 17)	66.8	62.3
Accrued payroll	89.8	87.0
Environmental reserves, current, net of recoveries (Note 12)	87.3	120.9
Derivative liabilities (Note 19)	4.0	24.8
Furadan® product exit asset retirement obligations	10.0	10.0
Unfavorable contracts (1)	82.0	105.8
Operating lease current liabilities (Note 4)	23.5	25.6
Other accrued and other liabilities (2)	257.4	226.4
Total	$631.2	$674.7

(in Millions)	December 31,
	2021	2020
Other long-term liabilities
Restructuring reserves (Note 9)	$4.5	$4.5
Asset retirement obligations, long-term (Note 1)	14.2	20.7
Transition tax related to Tax Cuts and Jobs Act (3)	92.1	107.8
Contingencies related to uncertain tax positions (Note 13)	45.5	83.1
Deferred compensation arrangements (Note 19)	26.2	35.2
Derivative liabilities (Note 19)	—	0.8
Self-insurance reserves (primarily workers' compensation)	6.1	1.9
Lease obligations (Note 4)	140.0	151.1
Reserve for discontinued operations (Note 11)	108.3	76.6
Unfavorable contracts (1)	10.3	89.4
Other long-term liabilities	30.1	32.7
Total	$477.3	$603.8
____________________
(1)    The amount presented within accrued and other liabilities primarily represents the technical insecticide product supply agreements with DuPont for use in their retained seed treatment business for 2021 and 2020. The 2020 amount presented within other long-term liabilities primarily represents the technical insecticide product supply agreements with DuPont for use in their retained seed treatment business. Refer to Note 5 to the consolidated financial statements included within this Form 10-K for more details.
(2)    Other accrued and other liabilities includes our estimated liability for sales returns.
(3)    Represents noncurrent portion of overall transition tax to be paid over the next four years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 23: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2021				2020
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$1,195.6	$1,242.0	$1,194.0	$1,413.6	$1,250.0	$1,155.3	$1,084.6	$1,152.2
Gross margin	512.4	531.8	512.8	614.7	561.5	522.7	466.4	501.4
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	260.7	288.6	217.0	278.6	291.4	267.9	196.0	146.9
Income (loss) from continuing operations	191.3	217.8	170.1	223.0	213.7	195.8	130.5	38.9
Discontinued operations, net of income taxes	(8.1)	(14.6)	(9.7)	(35.8)	(7.5)	(10.8)	(18.4)	8.4
Net income (loss)	$183.2	$203.2	$160.4	$187.2	$206.2	$185.0	$112.1	$47.3
Less: Net income (loss) attributable to noncontrolling interests	0.6	0.3	2.5	(5.9)	—	0.6	0.7	(2.2)
Net income (loss) attributable to FMC stockholders	$182.6	$202.9	$157.9	$193.1	$206.2	$184.4	$111.4	$49.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$190.7	$217.5	$167.6	$228.9	$213.7	$195.2	$129.8	$41.1
Discontinued operations, net of income taxes	(8.1)	(14.6)	(9.7)	(35.8)	(7.5)	(10.8)	(18.4)	8.4
Net income (loss)	$182.6	$202.9	$157.9	$193.1	$206.2	$184.4	$111.4	$49.5
Basic earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.47	$1.68	$1.30	$1.80	$1.65	$1.50	$1.00	$0.32
Discontinued operations	(0.06)	(0.11)	(0.08)	(0.28)	(0.06)	(0.08)	(0.14)	0.06
Basic net income (loss) per common share	$1.41	$1.57	$1.22	$1.52	$1.59	$1.42	$0.86	$0.38
Diluted earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.46	$1.67	$1.30	$1.80	$1.64	$1.49	$0.99	$0.32
Discontinued operations	(0.06)	(0.11)	(0.08)	(0.28)	(0.06)	(0.08)	(0.14)	0.06
Diluted net income (loss) per common share	$1.40	$1.56	$1.22	$1.52	$1.58	$1.41	$0.85	$0.38
Weighted average shares outstanding:
Basic	129.5	129.1	128.3	126.6	129.5	129.7	129.9	129.8
Diluted	130.3	129.9	129.0	127.4	130.5	130.6	130.8	130.7
____________________
(1)The sum of quarterly earnings per common share may differ from the full-year amount.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Evaluation of unrecognized tax benefits
As discussed in Note 13, the Company has $41.9 million of unrecognized tax benefits as of December 31, 2021. The Company recognizes the largest amount of tax benefit that it believes is more than 50 percent likely to be sustained. A significant amount of the Company’s earnings are generated by certain foreign subsidiaries whose earnings are taxed at lower rates than the United States federal statutory rate.
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
February 25, 2022

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2021, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2021, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2022

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Provision (Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries, write-offs and other (1)	Balance, End of Year
December 31, 2021
Reserve for doubtful accounts (2)	$52.6	21.1	—	(8.6)	$65.1
Deferred tax valuation allowance	335.6	61.4	1.7	—	398.7
December 31, 2020
Reserve for doubtful accounts (2)	$87.4	4.7	—	(39.5)	$52.6
Deferred tax valuation allowance	303.3	34.0	(1.7)	—	335.6
December 31, 2019
Reserve for doubtful accounts (2)	$82.9	21.2	—	(16.7)	$87.4
Deferred tax valuation allowance	261.4	42.2	(0.3)	—	303.3
____________________
(1)Write-offs are net of recoveries.
(2)Includes short-term and long-term portion.

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

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 28, 2022 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee" in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy" in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2021. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

(Shares in thousands)	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	1,987	$78.95	2,600
____________________
(1)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $78.95 and the weighted-average term-to-expiration is 6.2 years.
(2)Includes 1,254 thousand stock options and 465 thousand restricted stock awards granted to employees and 268 thousand restricted stock units held by directors.

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
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA. Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2021, 2020, and 2019	107
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

*10.1a
Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2019)

*10.1b
Amendment No. 1, dated as of April 22, 2020, to the Third Amended and Restated Credit Agreement, dated as of May 17, 2019, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2020)

*10.1c
Fourth Amended and Restated Credit Agreement, dated as of May 26, 2021, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders.(Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2021)

*10.1d
Term Loan Agreement, dated as of November 22, 2021, among FMC Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2021)

†*10.2	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective April 27, 2021 (Exhibit 10.2 to the Annual Report on Form 10-K filed on February 25, 2021)

†*10.2.a	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant (Exhibit 10.3.A. to the Quarterly Report on Form 10-Q filed on May 6, 2020)

†*10.2.b	Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant (Exhibit 10.3.B. to the Quarterly Report on Form 10-Q filed on May 6, 2020)

†*10.3	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to the Annual Report on Form 10-K filed on February 23, 2009)

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

†*10.8	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.9	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.10	Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Mark Douglas (Exhibit 10.10 to the Annual Report on Form 10-K filed on February 25, 2021)

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

†*10.16
Amended and Restated Employee Matters Agreement, dated as of February 4, 2019, by and between Livent Corporation and FMC Corporation (Exhibit 10.16 to the Annual Report on Form 10-K filed on February 25, 2021)

*10.17	Trademark License Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.7 to the Livent October 2018 Form 8-K)

†*10.18	Executive Severance Agreement, dated May 15, 2018, between FMC Corporation and Andrew D. Sandifer (Exhibit 10.18 to the Annual Report on Form 10-K filed on February 25, 2021)

†*10.19
Executive Severance Agreement, dated April 1, 2019, between FMC Corporation and Michael Reilly (Exhibit 10.19 to the Annual Report on Form 10-K filed on February 25, 2021). Pursuant to Instruction 2 to Item 601 of Regulation S-K, Executive Severance Agreements that are substantially identical in all material respects, except as to the parties thereto and the dates thereof, between FMC Corporation and each of Kathleen Shelton, Ronaldo Pereira and Diane Allemang, were not filed.

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ ANDREW D. SANDIFER Andrew D. Sandifer	Executive Vice President and Chief Financial Officer	February 25, 2022

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Chief Accounting Officer, and Corporate Controller	February 25, 2022

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman	February 25, 2022

/S/ MARK A. DOUGLAS Mark A. Douglas	President, Chief Executive Officer, and Director	February 25, 2022

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 25, 2022

/S/ CAROL ANTHONY ("JOHN") DAVIDSON Carol Anthony ("John") Davidson	Director	February 25, 2022

/S/ C. SCOTT GREER C. Scott Greer	Director	February 25, 2022

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 25, 2022

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 25, 2022

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 25, 2022

/S/ MARGARETH ØVRUM Margareth Øvrum	Director	February 25, 2022

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 25, 2022

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 25, 2022