Form 10-Q
period 2022-03-31
FMC CORP
filed 2022-05-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of March 31, 2022, there were 125,939,275 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2022	2021
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$1,350.8	$1,195.6
Costs and Expenses
Costs of sales and services	778.1	683.2
Gross margin	$572.7	$512.4
Selling, general and administrative expenses	188.5	174.5
Research and development expenses	71.8	74.0
Restructuring and other charges (income)	9.1	3.2
Total costs and expenses	$1,047.5	$934.9
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$303.3	$260.7
Non-operating pension and postretirement charges (income)	4.3	4.8
Interest expense, net	29.9	32.4
Income (loss) from continuing operations before income taxes	$269.1	$223.5
Provision (benefit) for income taxes	42.3	32.2
Income (loss) from continuing operations	$226.8	$191.3
Discontinued operations, net of income taxes	(15.2)	(8.1)
Net income (loss)	$211.6	$183.2
Less: Net income (loss) attributable to noncontrolling interests	4.2	0.6
Net income (loss) attributable to FMC stockholders	$207.4	$182.6
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$222.6	$190.7
Discontinued operations, net of income taxes	(15.2)	(8.1)
Net income (loss) attributable to FMC stockholders	$207.4	$182.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.77	$1.47
Discontinued operations	(0.12)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.65	$1.41
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.76	$1.46
Discontinued operations	(0.12)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.64	$1.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Net income (loss)	$211.6	$183.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(39.4)	$(49.8)
Total foreign currency translation adjustments (1)	$(39.4)	$(49.8)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(0.5) and $4.0 for the three months ended March 31, 2022 and 2021, respectively	$(84.7)	$40.5
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $1.5 and $0.8 for the three months ended March 31, 2022 and 2021, respectively (2)	0.6	4.1
Total derivative instruments, net of tax expense (benefit) of $1.0 and $4.8 for the three months ended March 31, 2022 and 2021, respectively	$(84.1)	$44.6

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three months ended March 31, 2022 and 2021, respectively	$—	$(0.1)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $1.0 and $1.1 for the three months ended March 31, 2022 and 2021, respectively (2)	3.6	4.4
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.0 and $1.1 for the three months ended March 31, 2022 and 2021, respectively	$3.6	$4.3

Other comprehensive income (loss), net of tax	$(119.9)	$(0.9)
Comprehensive income (loss)	$91.7	$182.3
Less: Comprehensive income (loss) attributable to the noncontrolling interest	4.2	0.3
Comprehensive income (loss) attributable to FMC stockholders	$87.5	$182.0
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$365.1	$516.8
Trade receivables, net of allowance of $39.6 in 2022 and $37.4 in 2021	2,868.6	2,583.7
Inventories	1,590.7	1,405.7
Prepaid and other current assets	474.0	431.4
Total current assets	$5,298.4	$4,937.6
Investments	10.2	9.2
Property, plant and equipment, net	804.1	817.0
Goodwill	1,463.1	1,463.3
Other intangibles, net	2,491.5	2,521.9
Other assets including long-term receivables, net	614.1	613.8
Deferred income taxes	223.4	218.5
Total assets	$10,904.8	$10,581.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,040.4	$440.8
Accounts payable, trade and other	1,057.4	1,135.0
Advance payments from customers	40.0	630.7
Accrued and other liabilities	678.8	631.2
Accrued customer rebates	653.3	406.7
Guarantees of vendor financing	261.1	206.2
Accrued pension and other postretirement benefits, current	4.3	4.3
Income taxes	94.0	65.4
Total current liabilities	$3,829.3	$3,520.3
Long-term debt, less current portion	2,732.4	2,731.7
Accrued pension and other postretirement benefits, long-term	40.2	41.8
Environmental liabilities, continuing and discontinued	393.6	415.9
Deferred income taxes	339.2	342.4
Other long-term liabilities	487.9	477.3
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2022 or 2021	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2022 and 2021	18.6	18.6
Capital in excess of par value of common stock	890.9	880.4
Retained earnings	5,131.8	4,991.3
Accumulated other comprehensive income (loss)	(435.6)	(315.7)
Treasury stock, common, at cost - 2022: 60,044,517 shares, 2021: 60,284,313 shares	(2,546.6)	(2,542.1)
Total FMC stockholders’ equity	$3,059.1	$3,032.5
Noncontrolling interests	23.1	19.4
Total equity	$3,082.2	$3,051.9
Total liabilities and equity	$10,904.8	$10,581.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$211.6	$183.2
Discontinued operations, net of income taxes	15.2	8.1
Income (loss) from continuing operations	$226.8	$191.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$42.4	$42.6
Restructuring and other charges (income)	9.1	3.2
Deferred income taxes	(6.3)	(0.2)
Pension and other postretirement benefits	5.5	6.2
Share-based compensation	7.3	5.4
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(317.5)	(216.6)
Guarantees of vendor financing	54.9	26.0
Advance payments from customers	(590.7)	(334.9)
Accrued customer rebates	245.4	157.9
Inventories	(192.1)	(166.8)
Accounts payable, trade and other	(54.5)	125.1
Income taxes	24.0	(7.1)
Pension and other postretirement benefit contributions	(1.7)	(1.2)
Environmental spending, continuing, net of recoveries	(3.4)	(27.4)
Restructuring and other spending (1)	(6.1)	(7.0)
Transaction and integration costs	(0.5)	(4.5)
Change in other operating assets and liabilities, net (2)	(40.4)	(86.1)
Cash provided (required) by operating activities of continuing operations	$(597.8)	$(294.1)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(4.5)	$(5.1)
Other discontinued spending	(6.5)	(3.8)
Cash provided (required) by operating activities of discontinued operations	$(11.0)	$(8.9)
____________________
(1)    The restructuring and other spending amount for the three months ended March 31, 2022 includes spending of $1.0 million related to the Furadan® asset retirement obligations.
(2)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(50.3)	$(25.0)
Investment in Enterprise Resource Planning system	—	(12.2)
Acquisitions, including cost and equity method, net	(1.0)	—
Other investing activities	(4.6)	(13.9)
Cash provided (required) by investing activities of continuing operations	$(55.9)	$(51.1)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$583.3	$346.5
Repayments of long-term debt	0.5	(1.0)
Issuances of common stock, net	7.1	4.2
Dividends paid (3)	(66.8)	(62.3)
Repurchases of common stock under publicly announced program	—	(75.0)
Other repurchases of common stock	(8.6)	(7.7)
Cash provided (required) by financing activities of continuing operations	$515.5	$204.7
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(2.8)
Increase (decrease) in cash and cash equivalents	$(151.7)	$(152.2)

Cash and cash equivalents, beginning of period	$516.8	$568.9
Cash and cash equivalents, end of period	$365.1	$416.7
____________________
(3)    See Note 13 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $14.9 million and $25.1 million, and income taxes paid, net of refunds were $11.4 million and $24.5 million for the three months ended March 31, 2022 and 2021, respectively. Non-cash additions to property, plant and equipment and other assets were $15.6 million and $8.7 million for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$18.6	$880.4	$4,991.3	$(315.7)	$(2,542.1)	$19.4	$3,051.9
Net income (loss)	—	—	207.4	—	—	4.2	211.6
Stock compensation plans	—	10.5	—	—	4.0	—	14.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(84.1)	—	—	(84.1)
Foreign currency translation adjustments (1)	—	—	—	(39.4)	—	—	(39.4)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(8.6)	—	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	$18.6	$890.9	$5,131.8	$(435.6)	$(2,546.6)	$23.1	$3,082.2
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Net income (loss)	—	—	182.6	—	—	0.6	183.2
Stock compensation plans	—	5.2	—	—	4.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.6	—	—	44.6
Foreign currency translation adjustments (1)	—	—	—	(49.5)	—	(0.3)	(49.8)
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(82.7)	—	(82.7)
Balance at March 31, 2021	$18.6	$865.4	$4,627.0	$(282.8)	$(2,219.6)	$22.7	$3,031.3
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, changes in equity for the three months ended March 31, 2022 and 2021, and our financial positions as of March 31, 2022 and December 31, 2021. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2022 and 2021, condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and condensed consolidated statements of changes in equity for the three months ended March 31, 2022 and 2021 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021 (the "2021 Form 10-K").
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

Recently adopted accounting guidance
There has been no recently adopted accounting guidance during the three months ended March 31, 2022 that are of significance to us.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three months ended March 31, 2022 and 2021.

The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2022	2021
North America	$389.8	$301.0
Latin America	265.9	203.2
Europe, Middle East & Africa (EMEA)	398.2	399.4
Asia	296.9	292.0
Total Revenue	$1,350.8	$1,195.6

The following table provides information about disaggregated revenue by product category:

	Three Months Ended March 31,
(in Millions)	2022	2021
Insecticides	$766.7	$687.0
Herbicides	404.4	361.7
Fungicides	108.7	90.5
Plant Health	53.4	50.2
Other	17.6	6.2
Total Revenue	$1,350.8	$1,195.6

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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2021	Balance as of March 31, 2022	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,641.1	$2,936.6	$295.5
Contract liabilities: Advance Payments from customers	630.7	40.0	(590.7)
____________________
(1)     Amount includes $2,868.6 million of trade receivables and $68.0 million of net long-term customer receivables as of March 31, 2022. See Note 5 for more information.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2022. Refer to Note 5 for further information.
The amount of revenue recognized in the three months ended March 31, 2022 that was included in the opening contract liability balance is $590.7 million.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $630.7 million as of December 31, 2021 and $40.0 million as of March 31, 2022.
Manufacturing and Seed Supply Agreements
As part of the DuPont Crop Protection Business Acquisition, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract were favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within "Accrued and other liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the three months ended March 31, 2022 and 2021 was approximately $27 million and $25 million, respectively.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2021	$1,463.3
Foreign currency and other adjustments	(0.2)
Balance, March 31, 2022	$1,463.1

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	March 31, 2022			December 31, 2021
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,138.6	$(312.7)	$825.9	$1,147.1	$(301.3)	$845.8
Patents	1.8	(1.3)	0.5	1.8	(1.3)	0.5
Brands (1)	16.5	(10.0)	6.5	17.1	(9.9)	7.2
Purchased and licensed technologies	59.8	(41.1)	18.7	60.2	(40.7)	19.5
Other intangibles	2.3	(1.8)	0.5	2.3	(1.7)	0.6
	$1,219.0	$(366.9)	$852.1	$1,228.5	$(354.9)	$873.6

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	380.3		380.3	389.2		389.2
	$1,639.4		$1,639.4	$1,648.3		$1,648.3
Total intangible assets	$2,858.4	$(366.9)	$2,491.5	$2,876.8	$(354.9)	$2,521.9
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2022	2021
Amortization expense	$15.4	$15.8

The full year estimated pre-tax amortization expense for the year ended December 31, 2022 and each of the succeeding five years is approximately $62 million, $61 million, $60 million, $60 million, $60 million, and $59 million, respectively.

Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2020	$27.9
Additions - charged to expense	17.2
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(7.1)
Balance, December 31, 2021	$37.4
Additions - charged to expense	(0.4)
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	2.1
Balance, March 31, 2022	$39.6

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $68.0 million as of March 31, 2022. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

basis, we continue to evaluate the credit quality of our non-current receivables using aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an additional allowance is necessary.

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2020	$24.7
Additions - charged to expense	3.9
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(1.5)
Net recoveries, write-offs and other	—
Balance, December 31, 2021	$27.7
Additions - charged to expense	(0.5)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	2.0
Balance, March 31, 2022	$28.7

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2022	December 31, 2021
Finished goods	$556.5	$559.2
Work in process	889.6	730.8
Raw materials, supplies and other	260.8	231.9
First-in, first-out inventory	$1,706.9	$1,521.9
Less: Excess of first-in, first-out cost over last-in, first-out cost	(116.2)	(116.2)
Net inventories	$1,590.7	$1,405.7

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2022	December 31, 2021
Property, plant and equipment	$1,341.4	$1,329.5
Accumulated depreciation	(537.3)	(512.5)
Property, plant and equipment, net	$804.1	$817.0

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2022	2021
Restructuring charges	$11.2	$6.3
Other charges (income), net	(2.1)	(3.1)
Total restructuring and other charges (income)	$9.1	$3.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities which commenced prior to 2022, see Note 9 to our consolidated financial statements included within our 2021 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring (3)	$—	$0.3	$—	$0.3
Regional realignment (4)	2.0	0.5	—	2.5
Other items	(0.4)	0.6	8.2	8.4
Three Months Ended March 31, 2022	$1.6	$1.4	$8.2	$11.2

DuPont Crop restructuring (3)	$1.2	$1.1	$1.0	$3.3
Other items	2.3	0.7	—	3.0
Three Months Ended March 31, 2021	$3.5	$1.8	$1.0	$6.3
____________________
(1)Primarily represents costs associated with miscellaneous restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges. The amount for the three months ended March 31, 2022 represents fixed asset charges resulting from the closure of certain manufacturing sites during the period.
(3)Restructuring charges related to DuPont Crop restructuring during the three months ended March 31, 2022 and March 31, 2021 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.
(4)In January 2022, we began to consolidate our Asia Pacific operations into a single regional headquarters in Singapore. The regional realignment restructuring charges during the three months ended March 31, 2022 are primarily related to severance and other exit costs resulting from this consolidation.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/21 (4)	Change in reserves (5)	Cash payments (6)	Other	Balance at 3/31/22 (4)
DuPont Crop restructuring (1)	$8.6	$0.3	$(1.9)	$—	$7.0
Regional realignment (2)	4.0	2.5	(1.2)	(0.1)	5.2
Other workforce related and facility shutdowns (3)	2.3	0.2	(1.5)	—	1.0
Total	$14.9	$3.0	$(4.6)	$(0.1)	$13.2
____________________
(1)Primarily consists of exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily consists of severance and employee relocation costs as well as other costs associated with the relocation of our European headquarters and the consolidation of our Asia Pacific operations into a single regional headquarters in Singapore.
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
(6)In addition to the spend above, for the three months ended March 31, 2022 there was also approximately $1.0 million of spending related to the Furadan® asset retirement obligation.
Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2022	2021
Environmental charges, net	$(3.3)	$(4.1)
Other items, net	1.2	1.0
Other charges (income), net	$(2.1)	$(3.1)

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2022	December 31, 2021
Short-term foreign debt (1)	$101.2	$112.2
Commercial paper (2)	840.6	244.1
Total short-term debt	$941.8	$356.3
Current portion of long-term debt	98.6	84.5
Total short-term debt and current portion of long-term debt (3)	$1,040.4	$440.8
____________________
(1)At March 31, 2022, the average effective interest rate on the borrowings was 13.2 percent.
(2)At March 31, 2022, the average effective interest rate on the borrowings was 1.05 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.25 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Long-term debt:

(in Millions)	March 31, 2022
	Interest Rate Percentage	Maturity Date	March 31, 2022	December 31, 2021
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $0.7 and $0.7, respectively)	3.20% - 4.50%	2024 - 2049	1,899.3	1,899.3
2021 Term Loan Facility	1.50%	2024	800.0	800.0
Revolving Credit Facility (1)	3.10%	2026	—	—
Foreign debt	0% - 7.90%	2022 - 2024	98.7	84.7
Debt issuance cost			(16.9)	(17.7)
Total long-term debt			$2,831.0	$2,816.2
Less: debt maturing within one year			98.6	84.5
Total long-term debt, less current portion			$2,732.4	$2,731.7
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $159.6 million and available funds under this facility were $499.8 million at March 31, 2022.

Covenants
Among other restrictions, our Revolving Credit Facility and 2021 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2022 was 3.07, which is below the maximum leverage of 3.50 at March 31, 2022. As amended pursuant to the Revolving Credit Agreement discussed within our 2021 Form 10-K, the maximum leverage ratio stepped down to 3.50 for the period ending December 31, 2021 and future quarters thereafter. Our actual interest coverage for the four consecutive quarters ended March 31, 2022 was 10.21, which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at March 31, 2022.

Note 10: Discontinued Operations
Discontinued operations includes adjustments to retained assets and liabilities as well as provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2022	2021
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(0.2) and $(1.0) for the three months ended March 31, 2022 and 2021, respectively	$(0.4)	$(1.6)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.6 and $0.8 for the three months ended March 31, 2022 and 2021, respectively	(2.1)	(2.3)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $3.4 and $1.1 for the three months ended March 31, 2022 and 2021, respectively	(12.7)	(4.2)
Discontinued operations, net of income taxes	$(15.2)	$(8.1)

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2021	$514.6	$(11.4)	$503.2
Provision (Benefit)	(0.1)	(0.4)	(0.5)
(Spending) Recoveries	(7.9)	—	(7.9)
Foreign currency translation adjustments	(2.0)	—	(2.0)
Net change	$(10.0)	$(0.4)	$(10.4)
Total environmental reserves at March 31, 2022	$504.6	$(11.8)	$492.8

Environmental reserves, current (1)	$100.1	$(0.9)	$99.2
Environmental reserves, long-term (2)	404.5	(10.9)	393.6
Total environmental reserves at March 31, 2022	$504.6	$(11.8)	$492.8
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at March 31, 2022. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2021	Increase (Decrease) in recoveries	Cash received	March 31, 2022
Environmental recoveries	$4.5	$0.1	$—	$4.6

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2022	2021
Environmental provisions, net - recorded to liabilities (1)	$(0.5)	$(0.9)
Environmental provisions, net - recorded to assets (2)	(0.1)	(0.1)
Environmental provision, net	$(0.6)	$(1.0)

Continuing operations (3)	$(3.3)	$(4.1)
Discontinued operations (4)	2.7	3.1
Environmental provision, net	$(0.6)	$(1.0)
____________________
(1)See above roll forward of our total environmental reserves as presented on the condensed consolidated balance sheets.
(2)See above roll forward of our total environmental recoveries as presented on the condensed consolidated balance sheets.
(3)Recorded as a component of "Restructuring and other charges (income)" on the condensed consolidated statements of income (loss). See Note 8. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(4)Recorded as a component of "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss). See Note 10.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our consolidated financial statements in our 2021 Form 10-K. See Note 12 to our consolidated financial statements in our 2021 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2021 Form 10-K other than the update provided below.

Note 12: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2022 and 2021 there were 0.3 million and 0.1 potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2022	2021
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$222.6	$190.7
Discontinued operations, net of income taxes	(15.2)	(8.1)
Net income (loss) attributable to FMC stockholders	$207.4	$182.6
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.4)
Net income (loss) allocable to common stockholders	$207.0	$182.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.77	$1.47
Discontinued operations	(0.12)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.65	$1.41

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.76	$1.46
Discontinued operations	(0.12)	(0.06)
Net income (loss) attributable to FMC stockholders	$1.64	$1.40

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	126,064	129,484
Weighted average additional shares assuming conversion of potential common shares	775	836
Shares – diluted basis	126,839	130,320

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(231.0)	$(315.7)
2022 Activity
Other comprehensive income (loss) before reclassifications	(39.4)	(84.7)	—	(124.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	3.6	4.2
Net current period other comprehensive income (loss)	$(39.4)	$(84.1)	$3.6	$(119.9)
Accumulated other comprehensive income (loss), net of tax at March 31, 2022	$(101.9)	$(106.3)	$(227.4)	$(435.6)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
2021 Activity
Other comprehensive income (loss) before reclassifications	(49.5)	40.5	(0.1)	(9.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	4.4	8.5
Net current period other comprehensive income (loss)	$(49.5)	$44.6	$4.3	$(0.6)
Accumulated other comprehensive income (loss), net of tax at March 31, 2021	$(25.5)	$(27.2)	$(230.1)	$(282.8)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2022	2021
Derivative instruments
Gain (loss) on foreign currency contracts	$(1.6)	$(4.8)	Costs of sales and services
Gain (loss) on foreign currency contracts	0.5	0.1	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.0)	(0.2)	Interest expense, net
Total before tax	$(2.1)	$(4.9)
	1.5	0.8	Provision for income taxes
Amount included in net income (loss)	$(0.6)	$(4.1)

Pension and other postretirement benefits (2)
Amortization of prior service costs	$—	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(4.2)	(5.4)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	(0.4)	—	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(4.6)	$(5.5)
	1.0	1.1	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(3.6)	$(4.4)
Total reclassifications for the period	$(4.2)	$(8.5)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

Dividends and Share Repurchases
During the three months ended March 31, 2022 and March 31, 2021, we paid dividends of $66.8 million and $62.3 million, respectively. On April 21, 2022, we paid dividends totaling $66.9 million to our shareholders of record as of March 31, 2022. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of March 31, 2022.

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. During the three months ended March 31, 2022, no shares were repurchased under the publicly announced repurchase program. At March 31, 2022, $1.0 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

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
The ROU asset and lease liability balances as of March 31, 2022 and December 31, 2021 were as follows:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$134.7	$135.2
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$23.5	$23.5
Operating lease noncurrent liabilities	Other long-term liabilities	139.1	140.0
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2022	2021
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$9.0	$8.6
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.2	1.2
Total lease cost		$10.2	$9.8

March 31, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	9.0
Weighted-average discount rate	4.1%

	Three Months Ended March 31,
(in Millions)	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9.2)	$(8.9)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7.2	$2.7

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2022 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2022 (excluding the three months ending March 31, 2022)	$22.4
2023	24.7
2024	20.4
2025	19.0
2026	18.0
Thereafter	93.1
Total undiscounted lease payments	$197.6
Less: Present value adjustment	(35.0)
Present value of lease liabilities	$162.6

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2022	2021	2022	2021
Service cost	$1.1	$1.3	$—	$—
Interest cost	7.3	6.1	0.1	0.1
Expected return on plan assets	(7.8)	(7.1)	—	—
Amortization of prior service cost (credit)	—	0.1	—	—
Recognized net actuarial and other (gain) loss	4.5	5.9	(0.2)	(0.2)
Recognized loss due to settlement (1)	0.4	—	—	—
Net periodic benefit cost (income)	$5.5	$6.3	$(0.1)	$(0.1)
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three months ended March 31, 2022 and March 31, 2021 were 15.7 percent and 14.4 percent, respectively. The increase in the effective income tax rate was primarily driven by certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022 and geographic earnings mix.
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,811.9 million and $3,409.8 million and the carrying amount is $3,772.8 million and $3,172.5 million as of March 31, 2022 and December 31, 2021, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 19 to our consolidated financial statements on our 2021 Form 10-K.
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
As of March 31, 2022, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $58.7 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2022. At March 31, 2022, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,313.0 million.
As of March 31, 2022, we had open interest rate contracts in AOCI in a net after tax gain position of $7.9 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At March 31, 2022, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $100.0 million.
As of March 31, 2022, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2022, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $58.7 million of the net losses after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending March 31, 2023 if spot rates in the future are consistent with forward rates as of March 31, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,573.6 million at March 31, 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$35.7	$3.1	$38.8	$(31.5)	$7.3
Interest rate contracts	10.0	—	10.0	—	10.0
Total derivative assets (1)	$45.7	$3.1	$48.8	$(31.5)	$17.3

Foreign exchange contracts	$(102.4)	$(29.6)	$(132.0)	$31.5	$(100.5)
Total derivative liabilities (2)	$(102.4)	$(29.6)	$(132.0)	$31.5	$(100.5)

Net derivative assets (liabilities)	$(56.7)	$(26.5)	$(83.2)	$—	$(83.2)

	December 31, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$35.9	$5.7	$41.6	$(21.9)	$19.7
Interest rate contracts	3.7	—	3.7	—	3.7
Total derivative assets (1)	$39.6	$5.7	$45.3	$(21.9)	$23.4

Foreign exchange contracts	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)
Total derivative liabilities (2)	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)

Net derivative assets (liabilities)	$23.4	$(4.0)	$19.4	$—	$19.4
______________
(1)    Net balance is included in "Prepaid and other current assets" in the condensed consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the condensed consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2022	2021	2022	2021	2022	2021
Unrealized hedging gains (losses) and other, net of tax	$(89.6)	$33.5	$4.9	$7.0	$(84.7)	$40.5
Reclassification of deferred hedging (gains) losses, net of tax (1)	(0.2)	3.9	0.8	0.2	0.6	4.1
Total derivative instrument impact on comprehensive income, net of tax	$(89.8)	$37.4	$5.7	$7.2	$(84.1)	$44.6
______________
(1)See Note 13 for classification of amounts within the condensed consolidated statements of income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended March 31,
(in Millions)	2022	2021
Foreign exchange contracts	$(16.2)	$(12.7)
Total	$(16.2)	$(12.7)
______________
(1)Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. These amounts are included in "Costs of sales and services" on the consolidated statements of income (loss).

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

(in Millions)	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$7.3	$—	$7.3	$—
Derivatives – Interest rate (1)	10.0	—	10.0	—
Other (2)	20.9	20.9	—	—
Total assets	$38.2	$20.9	$17.3	$—

Liabilities
Derivatives – Foreign exchange (1)	$100.5	$—	$100.5	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	26.8	26.8	—	—
Total liabilities	$127.3	$26.8	$100.5	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$19.7	$—	$19.7	$—
Derivatives - Interest Rate (1)	3.7	—	3.7	—
Other (2)	21.1	21.1	—	—
Total assets	$44.5	$21.1	$23.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.0	$—	$4.0	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	26.2	26.2	—	—
Total liabilities	$30.2	$26.2	$4.0	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2022. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$261.1
Other debt guarantees (2)	3.1
Total	$264.2
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within "Guarantees of vendor financing" on the condensed consolidated balance sheets.
(2)These guarantees represent support provided to third-party banks for credit extended to various customers and non-consolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair value of these guarantees is immaterial. The majority of these guarantees have an expiration date of less than one year.

Excluded from the chart above are parent-company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries, the consolidated financial position is not

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2021 Form 10-K. There have been no significant updates since the information included in our 2021 Form 10-K other than the updates provided below.

Note 19: Subsequent Events
As the Russia-Ukraine war continues, our values as a company and the sanctions imposed on, and cross-sanctions imposed and announced by, the Russian Federation have led us to cease operations and business in Russia. This decision was made in mid-April when we concluded that it was not sustainable to continue operations. Net assets of our Russia legal entities as of March 31, 2022 totaled approximately $70 million. As a result of our cessation decision in April 2022, we could have a charge in the second quarter of 2022 as high as the value of these net assets. The net assets are comprised mostly of working capital as well as the value of a packaging and formulation facility. The exact amount of the charge will be determined over the coming months as we evaluate information on what will be left stranded in the abandoned business. These charges will be recorded as part of the Restructuring and other charges on the Condensed Consolidated Statements of Income.

Our Russia operations were approximately 1.5 percent of our revenues and the impact to our operations both historically and projected are not material.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The potential adverse effect of the COVID pandemic on our financial condition, results of operations, cash flows and performance, which is substantially influenced by the potential adverse effect of the pandemic on our customers and suppliers and the global economy and financial markets, has been one of the most significant risk factors for our company. Thus far, we have mitigated the risks associated with the pandemic during the most intense periods of interruptions in global and nationwide economic activity and now expect the pandemic to represent less of a risk for ongoing operations. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. Additional factors include, among other things, the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2021 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2021 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies" section in our 2021 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
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

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. We are closely monitoring raw material and supply chain costs including impacts by the renewed COVID disruptions in China. Additionally, we are aware of the potential for disruptions or lack of availability, at any price, of critical materials. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.
We have implemented procedures to support the health and safety of our employees and we are following all U.S. Centers for Disease Control and Prevention, as well as state and regional health department guidelines. The well-being of our employees is FMC's top priority. We have resumed in-office operations where permitted by local authorities and extended flexible work arrangements in some locations. In addition, we have thousands of employees who continue operating our manufacturing sites and distribution warehouses. In all our facilities, we are using a variety of best practices to address COVID risks, following the protocols and procedures recommended by leading health authorities. We are continuing to monitor the situation in all regions and adjust our health and safety protocols accordingly.
We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.
Russia-Ukraine War
In mid-April, we announced the decision to discontinue our operations and business in Russia. Our values as a company do not allow us to operate and grow our business in Russia. Our Russia operations were approximately 1.5 percent of our revenues and the impact to our operations both historically and projected are not material. See Note 19 for more information.
First Quarter 2022 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2022:
•Revenue of $1,350.8 million for the three months ended March 31, 2022 increased $155.2 million or approximately 13 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by approximately 30 percent, sales in Latin America increased approximately 31 percent, sales in Europe, Middle East and Africa remained relatively flat, and sales in Asia increased approximately 2 percent. The increase was mostly driven by volume growth primarily in North America and Latin America and solid price increases across all regions. Excluding foreign currency impacts, revenue increased 16 percent during the quarter.
•Our gross margin of $572.7 million increased versus the prior year quarter by $60.3 million driven by higher volumes in North America and Latin America and higher prices in all regions, partially offset by higher cost of goods sold primarily resulting from inflation. Gross margin percent of approximately 42 percent decreased slightly compared to approximately 43 percent in the prior year period, driven by higher costs, primarily raw materials, packaging, logistics, and labor costs.
•Selling, general and administrative expenses increased from $174.5 million to $188.5 million, or approximately 8 percent. The increase in costs is a result of top line higher revenues as well as investments in growth programs.
•Research and development expenses of $71.8 million were essentially flat versus prior year,
•Net income (loss) attributable to FMC stockholders increased from $182.6 million to $207.4 million which represents an increase of $24.8 million, or approximately 14 percent. The higher results were driven by our gross margin growth which were partially offset by higher selling, general and administrative expenses and the provision for income taxes. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $238.7 million increased compared to the prior year amount of $200.0 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
2022 Outlook Update
In 2022, we continue to expect the global crop protection market to be up low-to-mid single digits, on a U.S. dollar basis. We expect Latin America, North America, and Asia to be up mid-single digits while EMEA is now expected to be down low single digits. The war in Ukraine may further reduce market growth in the EMEA region. Commodity prices for many of the major crops remain elevated and stock-to-use ratios are near historical lows, creating a favorable backdrop for crop protection products. FX is projected to be a headwind for EMEA and Asia markets on a U.S. dollar basis.

Despite the volatile supply and geopolitical environment, we anticipate solid growth in 2022. Our revenue is forecasted to be in the range of approximately $5.25 billion to $5.55 billion, up approximately 7 percent at the midpoint versus 2021. Full year adjusted EBITDA(1) is expected to be in the range of $1.32 billion to $1.48 billion, representing 6 percent growth at the midpoint versus 2021 results. 2022 adjusted earnings are expected to be in the range of $6.70 to $8.00 per diluted share(1), representing a year over year increase of 6 percent at the midpoint. Full-year earnings growth drivers include pricing actions and strong volumes, offset by rising costs and supply disruptions. Adjusted earnings estimates do not include the benefit of any future share repurchases. For cash flow outlook, refer to the "Liquidity and Capital Resources" section below.

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

	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Revenue	$1,350.8	$1,195.6
Costs of sales and services	778.1	683.2
Gross margin	$572.7	$512.4
Selling, general and administrative expenses	188.5	174.5
Research and development expenses	71.8	74.0
Restructuring and other charges (income)	9.1	3.2
Total costs and expenses	$1,047.5	$934.9
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$303.3	$260.7
Non-operating pension and postretirement charges (income)	4.3	4.8
Interest expense, net	29.9	32.4
Income (loss) from continuing operations before income taxes	$269.1	$223.5
Provision (benefit) for income taxes	42.3	32.2
Income (loss) from continuing operations	$226.8	$191.3
Discontinued operations, net of income taxes	(15.2)	(8.1)
Net income (loss) (GAAP)	$211.6	$183.2
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$9.1	$3.2
Non-operating pension and postretirement charges (income) (4)	4.3	4.8
Total transaction-related charges (5)	—	0.4
Discontinued operations, net of income taxes	15.2	8.1
Interest expense, net	29.9	32.4
Depreciation and amortization	42.4	42.6
Provision (benefit) for income taxes	42.3	32.2
Adjusted EBITDA (Non-GAAP) (2)	$354.8	$306.9
____________________
(1)Referred to as operating profit.

(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.
(3)See Note 8 for details of restructuring and other charges (income).
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
(5)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees.

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended March 31,
	2022	2021
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$207.4	$182.6

Corporate special charges (income), pre-tax (1)	13.4	8.4
Income tax expense (benefit) on Corporate special charges (income) (2)	(0.9)	(1.6)
Corporate special charges (income), net of income taxes	$12.5	$6.8
Discontinued operations attributable to FMC Stockholders, net of income taxes	15.2	8.1
Non-GAAP tax adjustments (3)	3.6	2.5
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$238.7	$200.0
____________________
(1)Represents restructuring and other charges (income), non-operating pension and postretirement charges (income), and transaction-related charges.
(2)The income tax expense (benefit) on corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the corporate special charge (income) occurred and includes both current and deferred income tax expense (benefit) based on the nature of the Non-GAAP performance measure.
(3)We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to current year ongoing business operations; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance.

ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended March 31, 2022 vs. 2021
Total Revenue Change (GAAP)	13%
Less: Foreign Currency Impact	(3)%
Organic Revenue Change (Non-GAAP)	16%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2022 vs. 2021
Revenue of $1,350.8 million increased $155.2 million, or approximately 13 percent, versus the prior year period. The increase was primarily driven by volume and price increases, which benefited revenue by approximately 8 percent each. The strong volume growth was in part due to supply uncertainty in the industry, which caused some customers to place orders in advance to secure material. Foreign currency had an unfavorable impact of approximately 3 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 16 percent during the quarter.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2022	2021
North America	$389.8	$301.0
Latin America	265.9	203.2
Europe, Middle East & Africa (EMEA)	398.2	399.4
Asia	296.9	292.0
Total Revenue	$1,350.8	$1,195.6

Three Months Ended March 31, 2022 vs. 2021
North America: Revenue increased approximately 30 percent versus the prior year period. The increase was driven by broad-based growth across a variety of crops such as tree fruits, nuts, vines, corn, and soy. In the US, sales of biologicals almost doubled, led by products for corn and soybean. In Canada our results were driven by low channel inventory of insecticides and strength in selective herbicides.
Latin America: Revenue increased approximately 31 percent versus the prior year period, or approximately 25 percent excluding foreign currency, driven by volume and price increases, particularly in Brazil and Argentina. In Brazil, we saw growth in our herbicide brands Aurora® and Gamit® on soy, corn, sugarcane, and coffee. We also saw insecticides growth on soy, corn, and cotton. Colombia, Peru, and Ecuador grew double-digits in the quarter.
EMEA: Revenue remained relatively flat versus the prior year period, or increased approximately 11 percent excluding foreign currency. The change in revenue from prior year was largely impacted by foreign currency headwinds. Results were driven by strong pricing actions across the region as well as demand for our diamides on corn and top fruit and for selective herbicides on cereals and sunflower applications.
Asia: Revenue increased approximately 2 percent versus the prior year period, or approximately 5 percent excluding foreign currency, driven by price actions and strong performance in Australia and the ASEAN countries, offset by a reduction in rice acres in India.

Gross margin
Three Months Ended March 31, 2022 vs. 2021
Gross margin of $572.7 million increased $60.3 million, or approximately 12 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes in North America and Latin America and higher prices in all regions offset by higher costs due to rising input costs and increasing logistics expenses. Cost inflation continued to be a challenge, and at a higher rate than anticipated, so we moved price more aggressively in all regions to offset these increasing headwinds. Gross margin percent of approximately 42 percent decreased slightly compared to approximately 43 percent in the prior year period, driven by higher costs, primarily raw materials, packaging, logistics, and labor costs.
Selling, general and administrative expenses
Three Months Ended March 31, 2022 vs. 2021
Selling, general and administrative expenses of $188.5 million increased $14.0 million, or 8 percent, versus the prior year period. Spending increased globally as a result of our top line revenue growth as well as investments in growth programs.
Research and development expenses
Three Months Ended March 31, 2022 vs. 2021
Research and development expenses of $71.8 million remained relatively flat versus the prior year period.

Depreciation and amortization
Three Months Ended March 31, 2022 vs. 2021
Depreciation and amortization of $42.4 million remained flat as compared to the prior year period of $42.6 million.

Interest expense, net
Three Months Ended March 31, 2022 vs. 2021
Interest expense, net of $29.9 million decreased compared to the prior year period of $32.4 million. The decrease was primarily driven by the refinancing activity completed in the fourth quarter of 2021.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2022	2021
Restructuring charges	$11.2	$6.3
Other charges (income), net	(2.1)	(3.1)
Total restructuring and other charges (income)	$9.1	$3.2

Three Months Ended March 31, 2022 vs. 2021
Restructuring charges in 2022 of $11.2 million consist of $8.4 million fixed asset and other charges resulting from the closure of certain manufacturing sites during the period. Restructuring charges also include $2.8 million from various restructuring programs.
Restructuring charges in 2021 of $6.3 million consist of charges associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives, including severance, accelerated depreciation on certain fixed assets, and other costs (benefits). Additionally, we incurred severance charges under separate restructuring initiatives following the implementation of our worldwide Enterprise Resource Planning system.
Other charges (income), net in 2022 of $(2.1) million and 2021 of $(3.1) million primarily is the result of the remeasurement of an environmental liability to present value which can result in charges or income depending on the movement in discount rates.

Non-operating pension and postretirement charges (income)
Charges for the three months ended March 31, 2022 were $4.3 million compared to charges of $4.8 million for the three months ended March 31, 2021. The decrease in non-operating pension and post retirement charges (income) is attributable to higher expected return on plan assets and lower amortization of net actuarial losses. As previously disclosed, we continued to use the smoothed market related value of assets (MRVA) as opposed to the actual fair value of plan assets in the determination of pension expense. This continued approach will create some volatility in our non-operating periodic pension cost since our qualified pension plan is 100 percent fixed income securities. These decreases were partially offset by higher interest costs due to an increase in rates.

Provision for income taxes
Three Months Ended March 31, 2022 vs. 2021
Provision for income taxes for the three months ended March 31, 2022 was $42.3 million resulting in an effective tax rate of 15.7 percent. Provision for income taxes for the three months ended March 31, 2021 was $32.2 million resulting in an effective tax rate of 14.4 percent. The increase in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022 and geographic earnings mix. Other factors are shown in the table below.

	Three Months Ended March 31,
	2022			2021
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$269.1	$42.3	15.7%	$223.5	$32.2	14.4%
Corporate special charges (income)	13.4	0.9		8.4	1.6
Tax adjustments (1)		(3.6)			(2.5)
Non-GAAP - Continuing operations	$282.5	$39.6	14.0%	$231.9	$31.3	13.5%
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
Three Months Ended March 31, 2022 vs. 2021
Discontinued operations, net of income taxes represented a loss of $15.2 million for the three months ended March 31, 2022 compared to a loss of $8.1 million for the three months ended March 31, 2021. The loss during both the three months ended March 31, 2022 and 2021 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss)
Three Months Ended March 31, 2022 vs. 2021
Net income (loss) increased to $211.6 million from income of $183.2 million in the prior year period. The higher results were primarily driven by an increase in gross margin of approximately $60 million from higher volume. This was offset by an increase in selling, general and administrative costs, provision for income taxes, and restructuring and other charges of approximately $14 million, $10 million, and $6 million, respectively, as compared to the prior period .
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three months ended March 31, 2022 and 2021 are reconciled to Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended March 31, 2022 vs. 2021
Adjusted EBITDA of $354.8 million increased $47.9 million, or approximately 16 percent versus the prior year period. The increase was mainly driven by higher pricing in all four regions and volume growth which accounted for approximately 31 percent and 10 percent increases, respectively. These pricing actions were taken to offset the sustained cost inflation we are experiencing across our supply chain. Higher costs, including raw material, energy, logistics, packaging, and labor costs, and foreign currencies fluctuations had an unfavorable impact of approximately 20 percent and 5 percent, respectively, on adjusted EBITDA.
For 2022, full-year Adjusted EBITDA is expected to be in the range of $1.32 billion to $1.48 billion, which represents approximately 6 percent growth at the midpoint versus 2021. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2022 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at March 31, 2022 and December 31, 2021, were $365.1 million and $516.8 million, respectively. Of the cash and cash equivalents balance at March 31, 2022, $325.7 million was held by our foreign subsidiaries. During the third quarter of 2021, we established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments.
Outstanding debt
At March 31, 2022, we had total debt of $3,772.8 million as compared to $3,172.5 million at December 31, 2021. Total debt included $2,732.4 million and $2,731.7 million of long-term debt (excluding current portions of $98.6 million and $84.5 million) at March 31, 2022 and December 31, 2021, respectively. Short-term debt and current portion of long-term debt, which consists of short-term foreign borrowings, commercial paper borrowings, and the current portion of long-term debt, increased from $440.8 million at December 31, 2021 to $1,040.4 million at March 31, 2022. See Note 9 in the condensed consolidated financial statements included in this Form 10-Q for further details. As of March 31, 2022, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2022.
Access to credit and future liquidity and funding needs
At March 31, 2022, our remaining borrowing capacity under our credit facility was $499.8 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At March 31, 2022, we had $840.6 million commercial paper borrowings under the commercial paper program. At March 31, 2022, the average effective interest rate on the borrowings was 1.05 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(597.8) million and $(294.1) million for the three months ended March 31, 2022 and 2021, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2022	2021
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$303.3	$260.7
Restructuring and other charges (income), total transaction-related charges and depreciation and amortization	51.5	46.2
Operating income before depreciation and amortization (Non-GAAP)	$354.8	$306.9
Change in trade receivables, net (1)	(317.5)	(216.6)
Change in guarantees of vendor financing	54.9	26.0
Change in advance payments from customers (2)	(590.7)	(334.9)
Change in accrued customer rebates (3)	245.4	157.9
Change in inventories (4)	(192.1)	(166.8)
Change in accounts payable (5)	(54.5)	125.1
Change in all other operating assets and liabilities (6)	(60.1)	(102.0)
Restructuring and other spending (7)	(6.1)	(7.0)
Environmental spending, continuing, net of recoveries (8)	(3.4)	(27.4)
Pension and other postretirement benefit contributions (9)	(1.7)	(1.2)
Net interest payments (10)	(14.9)	(25.1)
Tax payments, net of refunds (10)	(11.4)	(24.5)
Transaction and integration costs (11)	(0.5)	(4.5)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(597.8)	$(294.1)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2022 was driven by timing of collections as well as higher volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2022, we collected approximately $190 million of receivables in Brazil.
(2)Advance payments are primarily within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and control to the customer takes place. The change year over year is primarily related to substantially higher overall payments received in the fourth quarter of 2021 due to a strong North America season.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with the mix in sales eligible for rebates and incentives which includes higher revenues for products eligible for rebates compared to the prior year and timing of certain rebate payments.
(4)Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Higher inventory build in 2022 is in line with the projected demand for the beginning of 2022 as well as our decision to build inventory to help manage continued supply chain volatility.
(5)The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $27 million and $25 million, respectively.
(7)See Note 8 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. During the first quarter of 2021, FMC made $21.4 million in payments for the Pocatello Tribal Litigation judgement plus interest charges. Refer to Note 11 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly overfunded, for the three months ended March 31, 2022 and 2021.

(10)Amounts shown in the chart represent net payments of our continuing operations. The interest payments were lower during the three months ended March 31, 2022 primarily due to the pay down of our 2022 Senior Notes in the fourth quarter of 2021. The decrease in tax payments year over year is primarily attributable to higher tax payments in 2021 due to the deferral of income tax payments in 2020 in various jurisdictions as a result of the COVID pandemic.
(11)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business. The integration is considered complete and the 2022 payments are associated with settlement of final amounts payable to various vendors.

Cash provided (required) by operating activities of discontinued operations was $(11.0) million and $(8.9) million for the three months ended March 31, 2022 and 2021, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(55.9) million and $(51.1) million for the three months ended March 31, 2022 and 2021, respectively.
The change in cash from investing activities of continuing operations during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to higher capital expenditure spending, partially offset by spending associated with the implementation of our new SAP system in 2021 which did not repeat in the current year.
Cash provided (required) by financing activities of continuing operations was $515.5 million and $204.7 million for the three months ended March 31, 2022 and 2021, respectively.
The change period over period in financing activities of continuing operations is primarily due to higher commercial paper borrowings in the current period and zero repurchases of common stock under our publicly announced program in the current period versus $75 million of repurchases of common stock in 2021. See below discussion for dividend payments which are a component of cash provided (required) by financing activities of continuing operations.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2022	2021
Cash provided (required) by operating activities of continuing operations (GAAP)	$(597.8)	$(294.1)
Transaction and integration costs (1)	0.5	4.5
Adjusted cash from operations (2)	$(597.3)	$(289.6)

Capital expenditures (3)	(50.3)	(25.0)
Other investing activities (3)(4)	(4.6)	(13.9)
Capital additions and other investing activities	$(54.9)	$(38.9)

Cash provided (required) by operating activities of discontinued operations (5)	(11.0)	(8.9)
Transaction and integration costs (1)	(0.5)	(4.5)
Investment in Enterprise Resource Planning system (3)	—	(12.2)
Legacy and transformation (6)	$(11.5)	$(25.6)

Free cash flow (Non-GAAP)	$(663.7)	$(354.1)
___________________
(1)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business.
(2)Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction-related cash flows, which are included within Legacy and transformation.
(3)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4)Cash spending associated with contract manufacturers was $1.2 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.

2022 Cash Flow Outlook
Our cash needs for 2022 include operating cash requirements (which are impacted by environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2022, our remaining borrowing capacity under our credit facility was $499.8 million.
We expect our full year 2022 free cash flow (Non-GAAP) guidance range to be approximately $515 million to $735 million. For the three months ended March 31, 2022, free cash flow decreased approximately $309.6 million from the prior year period. Adjusted cash from operations decreased from the prior year period, driven by strong sales growth, higher application of customer prepayments, and lower payables. Capital additions were higher as we catch up on deferred projects and invest in our continued growth. Legacy and transformation spending was down substantially with the absence of spend on our SAP program, which was completed last year.
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
Cash from operating activities of continuing operations
We forecast cash from operating activities, excluding the effects of transaction-related cash flows, to be in the range of approximately $750 million to $910 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes, and interest on borrowings.
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
Projected 2022 spending, net of recoveries includes approximately $45 million to $55 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete.
Total projected 2022 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $70 million to $90 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $25 million to $35 million in 2022, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
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
Legacy and transformation
Projected 2022 legacy and transformation spending are expected to be in the range of approximately $30 million to $60 million. This is primarily driven by environmental remediation spending. We expect lower legacy costs and minimal transformation spending in 2022.
Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. During the three months ended March 31, 2022, no shares were repurchased under the publicly announced repurchase program. At March 31, 2022, $1 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase a total of $500 million to $600 million in shares by the end of 2022 under our existing share repurchase authorization.
Dividends
During the three months ended March 31, 2022 and March 31, 2021, we paid dividends of $66.8 million and $62.3 million, respectively. On April 21, 2022, we paid dividends totaling $66.9 million to our shareholders of record as of March 31, 2022. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Commitments and Contingencies
See Note 18 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments

Information related to our contractual commitments at December 31, 2021 can be found within Part II, Item 7 of our 2021 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2022.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2021 Form 10-K.

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
At March 31, 2022, our financial instrument position was a net liability of $83.2 million compared to a net asset of $19.4 million at December 31, 2021. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2022 and December 31, 2021, with all other variables (including interest rates) held constant. Note, as of March 31, 2022 and December 31, 2021, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2022 and December 31, 2021, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2022	$(93.2)	$(27.6)	$(157.6)

Net asset (liability) position at December 31, 2021	15.6	84.1	(50.8)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2022, we had outstanding interest rate swap contracts in place with an aggregate notional value of $100.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at March 31, 2022 and December 31, 2021, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at March 31, 2022	$10.0	$18.9	$1.1

Net asset (liability) position at December 31, 2021	3.7	13.1	(5.6)

Our debt portfolio, at March 31, 2022, is composed of 54 percent fixed-rate debt and 46 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2021 Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2022, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.7 million for the three months ended March 31, 2022.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2022, the related condensed consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 3, 2022

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2021 Form 10-K, see Notes 13 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS

Economic and political change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries could result in fluctuations in demand, price volatility, loss of property, state sponsored cyberattacks, supply disruptions, or other disruptions. An open conflict or war across any region significant to our business could result in plant closures, employee displacement, and an inability to obtain key supplies and materials. Russia’s invasion of Ukraine led us to discontinue operations and business in Russia in April 2022 – the continued war is also impacting our business in Ukraine where we conduct limited operations; related sanctions, export controls or other actions that have been or may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) as well as potential expansion of the war to other countries could adversely affect our business and/or our supply chain, business partners or customers in other countries beyond Russia and Ukraine.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the year ended December 31, 2021 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2022	1,940	$109.43	—	$—	$150,014,884
February 2022	78,942	115.36	—	—	1,000,000,000
March 2022	5,405	112.47	—	—	1,000,000,000
Total Q1 2022	86,287	$114.97	—	$—
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. During the three months ended March 31, 2022, no shares were repurchased under the publicly announced repurchase program. At March 31, 2022, $1 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
Date: May 3, 2022