Form 10-Q
period 2022-06-30
FMC CORP
filed 2022-08-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of June 30, 2022, there were 125,959,269 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,452.3	$1,242.0	$2,803.1	$2,437.6
Costs and Expenses
Costs of sales and services	861.3	710.2	1,639.4	1,393.4
Gross margin	$591.0	$531.8	$1,163.7	$1,044.2
Selling, general and administrative expenses	194.8	161.0	383.3	335.5
Research and development expenses	79.5	65.9	151.3	139.9
Restructuring and other charges (income)	80.8	16.3	89.9	19.5
Total costs and expenses	$1,216.4	$953.4	$2,263.9	$1,888.3
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$235.9	$288.6	$539.2	$549.3
Non-operating pension and postretirement charges (income)	3.9	4.8	8.2	9.6
Interest expense, net	35.3	32.6	65.2	65.0
Income (loss) from continuing operations before income taxes	$196.7	$251.2	$465.8	$474.7
Provision (benefit) for income taxes	54.7	33.4	97.0	65.6
Income (loss) from continuing operations	$142.0	$217.8	$368.8	$409.1
Discontinued operations, net of income taxes	(10.8)	(14.6)	(26.0)	(22.7)
Net income (loss)	$131.2	$203.2	$342.8	$386.4
Less: Net income (loss) attributable to noncontrolling interests	(3.0)	0.3	1.2	0.9
Net income (loss) attributable to FMC stockholders	$134.2	$202.9	$341.6	$385.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$145.0	$217.5	$367.6	$408.2
Discontinued operations, net of income taxes	(10.8)	(14.6)	(26.0)	(22.7)
Net income (loss) attributable to FMC stockholders	$134.2	$202.9	$341.6	$385.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.15	$1.68	$2.91	$3.15
Discontinued operations	(0.09)	(0.11)	(0.21)	(0.18)
Net income (loss) attributable to FMC stockholders	$1.06	$1.57	$2.70	$2.97
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.15	$1.67	$2.90	$3.14
Discontinued operations	(0.09)	(0.11)	(0.21)	(0.17)
Net income (loss) attributable to FMC stockholders	$1.06	$1.56	$2.69	$2.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$131.2	$203.2	$342.8	$386.4
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(81.5)	$15.3	$(120.9)	$(34.5)
Reclassification of foreign currency translation (gains) losses	4.2	—	4.2	—
Total foreign currency translation adjustments (1)	$(77.3)	$15.3	$(116.7)	$(34.5)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(2.1) and $(2.6) for the three and six months ended June 30, 2022 and $(2.0) and $2.0 for the three and six months ended June 30, 2021, respectively	$40.2	$(48.0)	$(44.5)	$(7.5)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $3.7 and $5.2 for the three and six months ended June 30, 2022 and $2.2 and $3.0 for the three and six months ended June 30, 2021, respectively (2)	7.8	7.1	8.4	11.2
Total derivative instruments, net of tax expense (benefit) of $1.6 and $2.6 for the three and six months ended June 30, 2022 and $0.2 and $5.0 for the three and six months ended June 30, 2021, respectively	$48.0	$(40.9)	$(36.1)	$3.7

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three and six months ended June 30, 2022 and zero and zero for the three and six months ended June 30, 2021, respectively	$—	$—	$—	$(0.1)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $0.8 and $1.8 for the three and six months ended June 30, 2022 and $1.2 and $2.3 for the three and six months ended June 30, 2021, respectively (2)	3.2	4.3	6.8	8.7
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.8 and $1.8 for the three and six months ended June 30, 2022 and $1.2 and $2.3 for the three and six months ended June 30, 2021, respectively	$3.2	$4.3	$6.8	$8.6

Other comprehensive income (loss), net of tax	$(26.1)	$(21.3)	$(146.0)	$(22.2)
Comprehensive income (loss)	$105.1	$181.9	$196.8	$364.2
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(4.3)	0.7	(0.1)	1.0
Comprehensive income (loss) attributable to FMC stockholders	$109.4	$181.2	$196.9	$363.2
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$591.5	$516.8
Trade receivables, net of allowance of $36.5 in 2022 and $37.4 in 2021	2,885.1	2,583.7
Inventories	1,590.4	1,405.7
Prepaid and other current assets	450.4	431.4
Total current assets	$5,517.4	$4,937.6
Investments	10.1	9.2
Property, plant and equipment, net	797.4	817.0
Goodwill	1,455.8	1,463.3
Other intangibles, net	2,446.4	2,521.9
Other assets including long-term receivables, net	602.2	613.8
Deferred income taxes	214.9	218.5
Total assets	$11,044.2	$10,581.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,155.1	$440.8
Accounts payable, trade and other	1,122.2	1,135.0
Advance payments from customers	1.8	630.7
Accrued and other liabilities	594.3	631.2
Accrued customer rebates	793.2	406.7
Guarantees of vendor financing	204.9	206.2
Accrued pension and other postretirement benefits, current	4.3	4.3
Income taxes	109.9	65.4
Total current liabilities	$3,985.7	$3,520.3
Long-term debt, less current portion	2,731.7	2,731.7
Accrued pension and other postretirement benefits, long-term	39.5	41.8
Environmental liabilities, continuing and discontinued	373.4	415.9
Deferred income taxes	334.0	342.4
Other long-term liabilities	452.6	477.3
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2022 or 2021	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2022 and 2021	18.6	18.6
Capital in excess of par value of common stock	897.5	880.4
Retained earnings	5,199.1	4,991.3
Accumulated other comprehensive income (loss)	(460.4)	(315.7)
Treasury stock, common, at cost - 2022: 60,024,523 shares, 2021: 60,284,313 shares	(2,546.3)	(2,542.1)
Total FMC stockholders’ equity	$3,108.5	$3,032.5
Noncontrolling interests	18.8	19.4
Total equity	$3,127.3	$3,051.9
Total liabilities and equity	$11,044.2	$10,581.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$342.8	$386.4
Discontinued operations, net of income taxes	26.0	22.7
Income (loss) from continuing operations	$368.8	$409.1
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$85.2	$85.1
Restructuring and other charges (income)	89.9	19.5
Deferred income taxes	(0.6)	(2.9)
Pension and other postretirement benefits	10.6	12.3
Share-based compensation	13.1	9.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(432.6)	(282.9)
Guarantees of vendor financing	(1.2)	29.4
Advance payments from customers	(628.8)	(344.3)
Accrued customer rebates	400.0	305.2
Inventories	(235.8)	(310.4)
Accounts payable, trade and other	38.8	207.5
Income taxes	19.7	(9.7)
Pension and other postretirement benefit contributions	(2.3)	(1.7)
Environmental spending, continuing, net of recoveries	(10.8)	(44.8)
Restructuring and other spending (1)	(16.8)	(17.0)
Transaction and integration costs	(0.5)	(5.8)
Change in other operating assets and liabilities, net (2)	(98.6)	(97.7)
Cash provided (required) by operating activities of continuing operations	$(401.9)	$(39.4)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(14.7)	$(22.5)
Other discontinued spending	(16.9)	(9.9)
Cash provided (required) by operating activities of discontinued operations	$(31.6)	$(32.4)
____________________
(1)    The restructuring and other spending amount for the six months ended June 30, 2022 and 2021 includes spending of $3.2 million and $0.8 million related to the Furadan® asset retirement obligations.
(2)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2022	2021
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(73.7)	$(46.9)
Investment in Enterprise Resource Planning system	—	(12.7)
Acquisitions, including cost and equity method, net	(0.5)	(2.6)
Other investing activities	8.9	(19.0)
Cash provided (required) by investing activities of continuing operations	$(65.3)	$(81.2)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$721.5	$546.8
Repayments of long-term debt	(0.3)	(2.6)
Financing fees	(1.5)	(1.7)
Issuances of common stock, net	8.3	5.6
Dividends paid (3)	(133.7)	(124.3)
Repurchases of common stock under publicly announced program	—	(100.0)
Other repurchases of common stock	(8.6)	(7.9)
Cash provided (required) by financing activities of continuing operations	$585.7	$315.9
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(3.3)
Increase (decrease) in cash and cash equivalents	$74.7	$159.6

Cash and cash equivalents, beginning of period	$516.8	$568.9
Cash and cash equivalents, end of period	$591.5	$728.5
____________________
(3)    See Note 14 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $61.2 million and $60.1 million, and income taxes paid, net of refunds were $53.2 million and $65.2 million for the six months ended June 30, 2022 and 2021, respectively. Non-cash additions to property, plant and equipment and other assets were $24.5 million and $15.0 million for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$18.6	$880.4	$4,991.3	$(315.7)	$(2,542.1)	$19.4	$3,051.9
Net income (loss)	—	—	207.4	—	—	4.2	211.6
Stock compensation plans	—	10.5	—	—	4.0	—	14.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(84.1)	—	—	(84.1)
Foreign currency translation adjustments (1)	—	—	—	(39.4)	—	—	(39.4)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(8.6)	—	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	$18.6	$890.9	$5,131.8	$(435.6)	$(2,546.6)	$23.1	$3,082.2

Net income (loss)	—	—	134.2	—	—	(3.0)	131.2
Stock compensation plans	—	6.6	—	—	0.3	—	6.9
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.2	—	—	3.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	48.0	—	—	48.0
Foreign currency translation adjustments (1)	—	—	—	(76.0)	—	(1.3)	(77.3)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Balance at June 30, 2022	$18.6	$897.5	$5,199.1	$(460.4)	$(2,546.3)	$18.8	$3,127.3
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2020	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Net income (loss)	—	—	182.6	—	—	0.6	183.2
Stock compensation plans	—	5.2	—	—	4.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.6	—	—	44.6
Foreign currency translation adjustments (1)	—	—	—	(49.5)	—	(0.3)	(49.8)
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(82.7)	—	(82.7)
Balance at March 31, 2021	$18.6	$865.4	$4,627.0	$(282.8)	$(2,219.6)	$22.7	$3,031.3

Net income (loss)	—	—	202.9	—	—	0.3	203.2
Stock compensation plans	—	5.1	—	—	0.5	—	5.6
Shares for benefit plan trust	—	—	—	—	2.5	—	2.5
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.3	—	—	4.3
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.9)	—	—	(40.9)
Foreign currency translation adjustments (1)	—	—	—	14.9	—	0.4	15.3
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(25.2)	—	(25.2)
Balance at June 30, 2021	$18.6	$870.5	$4,767.9	$(304.5)	$(2,241.8)	$23.4	$3,134.1
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, changes in equity for the three and six months ended June 30, 2022 and 2021, and our financial positions as of June 30, 2022 and December 31, 2021. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and condensed consolidated statements of changes in equity for the three and six months ended June 30, 2022 and 2021 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021 (the "2021 Form 10-K").
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

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three and six months ended June 30, 2022 and 2021.

The following table provides information about disaggregated revenue by major geographical region:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
North America	$364.6	$290.5	$754.4	$591.5
Latin America	431.5	299.6	697.4	502.8
Europe, Middle East & Africa (EMEA)	280.8	272.9	679.0	672.3
Asia	375.4	379.0	672.3	671.0
Total Revenue	$1,452.3	$1,242.0	$2,803.1	$2,437.6

The following table provides information about disaggregated revenue by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Insecticides	$897.1	$741.8	$1,663.8	$1,428.8
Herbicides	380.3	330.8	784.7	692.5
Fungicides	63.3	94.5	172.0	185.0
Plant Health	62.7	52.1	116.1	102.3
Other	48.9	22.8	66.5	29.0
Total Revenue	$1,452.3	$1,242.0	$2,803.1	$2,437.6

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2021	Balance as of June 30, 2022	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,641.1	$2,953.5	$312.4
Contract liabilities: Advance Payments from customers	630.7	1.8	(628.9)
____________________
(1)     Amount includes $2,885.1 million of trade receivables and $68.4 million of net long-term customer receivables as of June 30, 2022. See Note 6 for more information.

The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2022. Refer to Note 6 for further information.
The amount of revenue recognized in the six months ended June 30, 2022 that was included in the opening contract liability balance is $628.9 million.

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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $630.7 million as of December 31, 2021 and $1.8 million as of June 30, 2022.
Manufacturing and Seed Supply Agreements
As part of the DuPont Crop Protection Business Acquisition in 2017, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract were favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within "Accrued and other liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the six months ended June 30, 2022 and 2021 was approximately $54 million and $51 million, and $27 million and $26 million for the three months ended June 30, 2022 and 2021, respectively.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2021	$1,463.3
Foreign currency and other adjustments	(7.5)
Balance, June 30, 2022	$1,455.8

There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2022			December 31, 2021
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,121.9	$(320.9)	$801.0	$1,147.1	$(301.3)	$845.8
Patents	1.8	(1.3)	0.5	1.8	(1.3)	0.5
Brands (1)	15.7	(9.8)	5.9	17.1	(9.9)	7.2
Purchased and licensed technologies	58.6	(41.3)	17.3	60.2	(40.7)	19.5
Other intangibles	1.8	(1.7)	0.1	2.3	(1.7)	0.6
	$1,199.8	$(375.0)	$824.8	$1,228.5	$(354.9)	$873.6

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	362.5		362.5	389.2		389.2
	$1,621.6		$1,621.6	$1,648.3		$1,648.3
Total intangible assets	$2,821.4	$(375.0)	$2,446.4	$2,876.8	$(354.9)	$2,521.9
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Amortization expense	$15.3	$15.7	$30.7	$31.5

The full year estimated pre-tax amortization expense for the year ended December 31, 2022 and each of the succeeding five years is approximately $61 million, $60 million, $59 million, $59 million, $59 million, and $58 million, respectively.

Note 5: Acquisitions
On June 29, 2022 we announced a definitive agreement to acquire BioPhero ApS ("BioPhero"), a Denmark-based pheromone research and production company. The acquisition adds state-of-the-art biologically produced pheromone insect control technology to our product portfolio and R&D pipeline, underscoring our role as a leader in delivering innovative and sustainable crop protection solutions.

The purchase price of approximately $200 million was paid at closing on July 19, 2022. The acquisition, which will be accounted for as a business combination, will include all of BioPhero’s technology, IP, supply agreements, employees and net assets of the business. The purchase price allocation is expected to be largely concentrated across the intangible assets being acquired, with a portion of the value ascribed to in process research and development assets and goodwill.

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)
Balance, December 31, 2020	$27.9
Additions - charged to expense	17.2
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(7.1)
Balance, December 31, 2021	$37.4
Additions - charged to expense	(1.7)
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	0.3
Balance, June 30, 2022	$36.5

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $68.4 million as of June 30, 2022. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2020	$24.7
Additions - charged to expense	3.9
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(1.5)
Net recoveries, write-offs and other	—
Balance, December 31, 2021	$27.7
Additions - charged to expense	(0.1)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	0.2
Balance, June 30, 2022	$27.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 7: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2022	December 31, 2021
Finished goods	$583.8	$559.2
Work in process	876.1	730.8
Raw materials, supplies and other	246.7	231.9
First-in, first-out inventory	$1,706.6	$1,521.9
Less: Excess of first-in, first-out cost over last-in, first-out cost	(116.2)	(116.2)
Net inventories	$1,590.4	$1,405.7

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2022	December 31, 2021
Property, plant and equipment	$1,353.8	$1,329.5
Accumulated depreciation	(556.4)	(512.5)
Property, plant and equipment, net	$797.4	$817.0

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Restructuring charges	$3.4	$10.5	$14.6	$16.8
Other charges (income), net	77.4	5.8	75.3	2.7
Total restructuring and other charges (income)	$80.8	$16.3	$89.9	$19.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities which commenced prior to 2022, see Note 9 to our consolidated financial statements included within our 2021 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring (3)	$—	$0.2	$—	$0.2
Regional realignment (4)	1.4	1.0	—	2.4
Other items	0.3	0.5	—	0.8
Three Months Ended June 30, 2022	$1.7	$1.7	$—	$3.4
DuPont Crop restructuring (3)	$—	$1.8	$(0.1)	$1.7
Regional realignment (4)	4.5	2.5	0.2	7.2
Other items	1.6	—	—	1.6
Three Months Ended June 30, 2021	$6.1	$4.3	$0.1	$10.5

DuPont Crop restructuring (3)	$—	$0.5	$—	$0.5
Regional realignment (4)	3.4	1.5	—	4.9
Other items	(0.1)	1.1	8.2	9.2
Six Months Ended June 30, 2022	$3.3	$3.1	$8.2	$14.6

DuPont Crop restructuring	$1.2	$2.9	$0.9	$5.0
Regional realignment (4)	4.5	3.2	0.2	7.9
Other items	3.9	—	—	3.9
Six Months Ended June 30, 2021	$9.6	$6.1	$1.1	$16.8
____________________
(1)Primarily represents costs associated with miscellaneous restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges. The amount for the six months ended June 30, 2022 represents fixed asset charges resulting from the closure of certain manufacturing sites during the period.
(3)Restructuring charges related to DuPont Crop restructuring during the three and six months ended June 30, 2022 and June 30, 2021 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.
(4)Beginning in the second quarter of 2021, we began to consolidate our global operations into centralized regional headquarters within EMEA and APAC. The regional realignment restructuring charges during the three and six months ended June 30, 2022 and June 30, 2021 are primarily related to severance and other exit costs resulting from this consolidation.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/21 (4)	Change in reserves (5)	Cash payments (6)	Other	Balance at 6/30/22 (4)
DuPont Crop restructuring (1)	$8.6	$0.5	$(3.4)	$(0.1)	$5.6
Regional realignment (2)	4.0	4.9	(3.5)	—	5.4
Other workforce related and facility shutdowns (3)	2.3	1.0	(2.5)	—	0.8
Total	$14.9	$6.4	$(9.4)	$(0.1)	$11.8
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
(6)In addition to the spend above, for the six months ended June 30, 2022 there was also approximately $3.2 million of spending related to the Furadan® asset retirement obligation as well as $4.2 million of additional spending for items in the restructuring and other charge line item that are not in the rollforward above.
Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Environmental charges, net	$0.9	$3.7	$(2.4)	$(0.4)
Exit from Russian Operations	76.1	—	76.1	—
Other items, net	0.4	2.1	1.6	3.1
Other charges (income), net	$77.4	$5.8	$75.3	$2.7

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Exit from Russian Operations
As the Russia-Ukraine war continues, our values as a company as well as the sanctions imposed on, and cross-sanctions imposed and announced by, the Russian Federation led us to cease operations and business in Russia. This decision was made in mid-April when we concluded that it was not sustainable to continue operations. As a result of this decision, we recorded a charge of approximately $76.1 million during the three and six months ended June 30, 2022. The charge primarily consists of noncash asset write offs, mainly working capital as well as the value of a packaging and formulation facility. This charge includes approximately $7 million of cash that was stranded and not accessible to us.

Note 10: Debt
Debt maturing within one year:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	June 30, 2022	December 31, 2021
Short-term foreign debt (1)	$101.5	$112.2
Commercial paper (2)	964.4	244.1
Total short-term debt	$1,065.9	$356.3
Current portion of long-term debt	89.2	84.5
Total short-term debt and current portion of long-term debt (3)	$1,155.1	$440.8
____________________
(1)At June 30, 2022, the average effective interest rate on the borrowings was 15.6 percent.
(2)At June 30, 2022, the average effective interest rate on the borrowings was 2.15 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

Long-term debt:

(in Millions)	June 30, 2022
	Interest Rate Percentage	Maturity Date	June 30, 2022	December 31, 2021
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $0.6 and $0.7, respectively)	3.20% - 4.50%	2024 - 2049	1,899.4	1,899.3
2021 Term Loan Facility	2.60%	2024	800.0	800.0
Revolving Credit Facility (1)	4.30%	2027	—	—
Foreign debt	0% - 15.30%	2023 - 2024	89.2	84.7
Debt issuance cost			(17.6)	(17.7)
Total long-term debt			$2,820.9	$2,816.2
Less: debt maturing within one year			89.2	84.5
Total long-term debt, less current portion			$2,731.7	$2,731.7
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $160.0 million and available funds under this facility were $875.6 million at June 30, 2022.

Revolving Credit Facility and Term Loan Amendments
On June 17, 2022, we amended our Revolving Credit Facility and on June 27, 2022 we amended our 2021 Term Loan Agreement. The Revolving Credit Facility Amendment primarily increased the borrowing capacity from $1.5 billion to $2 billion and extended the maturity date by an additional year to 2027. Both agreements were amended to transition from a reference rate using the LIBOR benchmark to a reference rate using a Term SOFR benchmark.

Deferred financing fees totaling $1.5 million associated with both amendments have been deferred and are being recognized to interest expense over the life of the agreements.

Covenants
Among other restrictions, our Revolving Credit Facility and 2021 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2022 was 2.87, which is below the maximum leverage of 3.50 at June 30, 2022. As amended pursuant to the Revolving Credit Agreement discussed within our 2021 Form 10-K, the maximum leverage ratio stepped down to 3.50 for the period ending December 31, 2021 and future quarters thereafter. Our actual interest coverage for the four consecutive quarters ended June 30, 2022 was 10.27, which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at June 30, 2022.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(1.5) and $(1.7) for the three and six months ended June 30, 2022, and $(1.1) and $(2.1) for the three and six months ended June 30, 2021, respectively	$(3.1)	$(1.0)	$(3.5)	$(2.6)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.3 and $0.9 for the three and six months ended June 30, 2022 and $0.8 and $1.6 three and six months ended June 30, 2021, respectively	(0.6)	(3.4)	(2.7)	(5.7)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $1.9 and $5.3 for the three and six months ended June 30, 2022 and $2.7 and $3.8 for the three and six months ended June 30, 2021 respectively	(7.1)	(10.2)	(19.8)	(14.4)
Discontinued operations, net of income taxes	$(10.8)	$(14.6)	$(26.0)	$(22.7)

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2021	$514.6	$(11.4)	$503.2
Provision (Benefit)	3.7	(0.6)	3.1
(Spending) Recoveries	(25.8)	—	(25.8)
Foreign currency translation adjustments	(6.0)	—	(6.0)
Net change	$(28.1)	$(0.6)	$(28.7)
Total environmental reserves at June 30, 2022	$486.5	$(12.0)	$474.5

Environmental reserves, current (1)	$102.2	$(1.1)	$101.1
Environmental reserves, long-term (2)	384.3	(10.9)	373.4
Total environmental reserves at June 30, 2022	$486.5	$(12.0)	$474.5
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at June 30, 2022. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.

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

(in Millions)	December 31, 2021	Increase (Decrease) in recoveries	Cash received	June 30, 2022
Environmental recoveries	$4.5	$1.9	$(0.3)	$6.1

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Environmental provisions, net - recorded to liabilities (1)	$3.7	$8.4	$3.1	$7.5
Environmental provisions, net - recorded to assets (2)	(1.9)	(0.5)	(1.9)	(0.6)
Environmental provision, net	$1.8	$7.9	$1.2	$6.9

Continuing operations (3)	$0.9	$3.7	$(2.4)	$(0.4)
Discontinued operations (4)	0.9	4.2	3.6	7.3
Environmental provision, net	$1.8	$7.9	$1.2	$6.9
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

Note 13: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2022 there were 0.4 million and 0.4 million potential common shares excluded from Diluted EPS,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
respectively. For the three and six months ended June 30, 2021 there were 0.2 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$145.0	$217.5	$367.6	$408.2
Discontinued operations, net of income taxes	(10.8)	(14.6)	(26.0)	(22.7)
Net income (loss) attributable to FMC stockholders	$134.2	$202.9	$341.6	$385.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	(0.5)	(0.6)	(0.9)
Net income (loss) allocable to common stockholders	$133.9	$202.4	$341.0	$384.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.15	$1.68	$2.91	$3.15
Discontinued operations	(0.09)	(0.11)	(0.21)	(0.18)
Net income (loss) attributable to FMC stockholders	$1.06	$1.57	$2.70	$2.97
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.15	$1.67	$2.90	$3.14
Discontinued operations	(0.09)	(0.11)	(0.21)	(0.17)
Net income (loss) attributable to FMC stockholders	$1.06	$1.56	$2.69	$2.97
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	126,204	129,090	126,127	129,319
Weighted average additional shares assuming conversion of potential common shares	742	801	754	813
Shares – diluted basis	126,946	129,891	126,881	130,132

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(231.0)	$(315.7)
2022 Activity
Other comprehensive income (loss) before reclassifications	(119.6)	(44.5)	—	(164.1)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	8.4	6.8	19.4
Net current period other comprehensive income (loss)	$(115.4)	$(36.1)	$6.8	$(144.7)
Accumulated other comprehensive income (loss), net of tax at June 30, 2022	$(177.9)	$(58.3)	$(224.2)	$(460.4)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
2021 Activity
Other comprehensive income (loss) before reclassifications	(34.6)	(7.5)	(0.1)	(42.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.2	8.7	19.9
Net current period other comprehensive income (loss)	$(34.6)	$3.7	$8.6	$(22.3)
Accumulated other comprehensive income (loss), net of tax at June 30, 2021	$(10.6)	$(68.1)	$(225.8)	$(304.5)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Foreign currency translation adjustments:
Divestiture of Russia operations (2)	$(4.2)	$—	$(4.2)	$—	Restructuring and other charges (income)
Derivative instruments
Gain (loss) on foreign currency contracts	$(13.5)	$(7.6)	$(15.1)	$(12.4)	Costs of sales and services
Gain (loss) on foreign currency contracts	3.0	0.2	3.5	0.3	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.0)	(1.9)	(2.0)	(2.1)	Interest expense, net
Total before tax	$(11.5)	$(9.3)	$(13.6)	$(14.2)
	3.7	2.2	5.2	3.0	Provision for income taxes
Amount included in net income (loss)	$(7.8)	$(7.1)	$(8.4)	$(11.2)

Pension and other postretirement benefits (3)
Amortization of prior service costs	$—	$—	$—	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(4.0)	(5.5)	(8.2)	(10.9)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	—	—	(0.4)	—	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(4.0)	$(5.5)	$(8.6)	$(11.0)
	0.8	1.2	1.8	2.3	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(3.2)	$(4.3)	$(6.8)	$(8.7)
Total reclassifications for the period	$(15.2)	$(11.4)	$(19.4)	$(19.9)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)The reclassification of historical cumulative translation adjustments was the result of the exit from our Russian operations. See Note 9 within these consolidated financial statements for more information.
(3)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Dividends and Share Repurchases
During the six months ended June 30, 2022 and June 30, 2021, we paid dividends of $133.7 million and $124.3 million, respectively. On July 21, 2022, we paid dividends totaling $66.9 million to our shareholders of record as of June 30, 2022. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of June 30, 2022.

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing the previous authorization in its entirety. During the six months ended June 30, 2022, no shares were repurchased under the publicly announced repurchase program. At June 30, 2022, $1.0 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 15: Leases
We lease office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from one to 20 years, with some leases having terms greater than 20 years. Our lease portfolio includes agreements with renewal options, purchase options and clauses for early termination based on the terms specific to the agreement.
At contract inception, we review the facts and circumstances of the arrangement to determine if the contract is a lease. We follow the guidance in ASC 842-10-15 and consider the following: whether the contract has an identified asset; if we have the right to obtain substantially all economic benefits from the asset; and if we have the right to direct the use of the underlying asset. When determining if a contract has an identified asset, we consider both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if we have the right to obtain substantially all economic benefits from the asset, we consider the primary outputs of the identified asset throughout the period of use and determine if we receive greater than 90 percent of those benefits. When determining if we have the right to direct the use of an underlying asset, we consider if we have the right to direct how and for what purpose the asset is used throughout the period of use and if we control the decision-making rights over the asset. All leased assets are classified as operating or finance under ASC 842. The lease term is determined as the non-cancellable period of the lease, together with all of the following: periods covered by an option to extend the lease which are reasonably certain to be exercised, periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. At commencement, we assess whether any options included in the lease are reasonably certain to be exercised by considering all relevant economic factors including, contract-based, asset-based, market-based, and company-based factors.
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
The ROU asset and lease liability balances as of June 30, 2022 and December 31, 2021 were as follows:

(in Millions)	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$128.2	$135.2
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$22.7	$23.5
Operating lease noncurrent liabilities	Other long-term liabilities	132.6	140.0
The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Lease Cost Classification	2022	2021	2022	2021
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$7.8	$8.7	$16.8	$17.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.4	1.2	2.6	2.4
Total lease cost		$9.2	$9.9	$19.4	$19.7

June 30, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.8
Weighted-average discount rate	4.1%

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(7.9)	$(8.7)	$(17.1)	$(17.6)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2.9	$13.2	$10.1	$15.9

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2022 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2022 (excluding the six months ending June 30, 2022)	$14.9
2023	24.7
2024	20.4
2025	18.9
2026	17.8
Thereafter	91.4
Total undiscounted lease payments	$188.1
Less: Present value adjustment	(32.8)
Present value of lease liabilities	$155.3

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1.2	$1.3	$—	$—	$2.3	$2.6	$—	$—
Interest cost	7.2	6.1	0.1	—	14.5	12.2	0.2	0.1
Expected return on plan assets	(7.7)	(7.0)	—	—	(15.5)	(14.1)	—	—
Amortization of prior service cost (credit)	0.1	—	—	—	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	4.5	5.9	(0.2)	(0.2)	9.0	11.8	(0.4)	(0.4)
Recognized loss due to settlement (1)	—	—	—	—	0.4	—	—	—
Net periodic benefit cost (income)	$5.3	$6.3	$(0.1)	$(0.2)	$10.8	$12.6	$(0.2)	$(0.3)
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

Note 17: Income Taxes
Our effective income tax rates from continuing operations for the three and six months ended June 30, 2022 were 27.8 percent and 20.8 percent, respectively. Our effective income tax rates from continuing operations for the three and six months ended June 30, 2021 were 13.8 percent and 13.3 percent, respectively. The increase in the effective income tax rate was primarily driven by our decision to cease operations and business in Russia during the second quarter of 2022. As a result, we recorded a pre-tax charge of $76.1 million during the three months ended June 30, 2022 with minimal tax benefit. Refer to Note 9 for additional information. Also increasing the effective tax rate were certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022, and geographic earnings mix.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,797.5 million and $3,409.8 million and the carrying amount is $3,886.8 million and $3,172.5 million as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $15.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2023. At June 30, 2022, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,808.2 million.
As of June 30, 2022, we had open interest rate contracts in AOCI in a net after tax gain position of $14.0 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At June 30, 2022, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $200.0 million.
As of June 30, 2022, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2022, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $14.6 million of the net losses after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending June 30, 2023 if spot rates in the future are consistent with forward rates as of June 30, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,373.3 million at June 30, 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$36.5	$14.9	$51.4	$(29.9)	$21.5
Interest rate contracts	17.7	—	17.7	—	17.7
Total derivative assets (1)	$54.2	$14.9	$69.1	$(29.9)	$39.2

Foreign exchange contracts	$(52.6)	$(2.7)	$(55.3)	$29.9	$(25.4)
Total derivative liabilities (2)	$(52.6)	$(2.7)	$(55.3)	$29.9	$(25.4)

Net derivative assets (liabilities)	$1.6	$12.2	$13.8	$—	$13.8

	December 31, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$35.9	$5.7	$41.6	$(21.9)	$19.7
Interest rate contracts	3.7	—	3.7	—	3.7
Total derivative assets (1)	$39.6	$5.7	$45.3	$(21.9)	$23.4

Foreign exchange contracts	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)
Total derivative liabilities (2)	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)

Net derivative assets (liabilities)	$23.4	$(4.0)	$19.4	$—	$19.4
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended June 30,
(in Millions)	2022	2021	2022	2021	2022	2021
Unrealized hedging gains (losses) and other, net of tax	$34.1	$(44.1)	$6.1	$(3.9)	$40.2	$(48.0)
Reclassification of deferred hedging (gains) losses, net of tax (1)	7.0	5.5	0.8	1.6	7.8	7.1
Total derivative instrument impact on comprehensive income, net of tax	$41.1	$(38.6)	$6.9	$(2.3)	$48.0	$(40.9)

	Contracts
	Foreign Exchange		Interest rate		Total
	Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021	2022	2021
Unrealized hedging gains (losses) and other, net of tax	$(55.5)	$(10.6)	$11.0	$3.1	$(44.5)	$(7.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)	6.8	9.4	1.6	1.8	8.4	11.2
Total derivative instrument impact on comprehensive income, net of tax	$(48.7)	$(1.2)	$12.6	$4.9	$(36.1)	$3.7
______________
(1)See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Foreign exchange contracts	$(19.0)	$(15.0)	$(35.2)	$(27.7)
Total	$(19.0)	$(15.0)	$(35.2)	$(27.7)
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

(in Millions)	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$21.5	$—	$21.5	$—
Derivatives – Interest rate (1)	17.7	—	17.7	—
Other (2)	18.0	18.0	—	—
Total assets	$57.2	$18.0	$39.2	$—

Liabilities
Derivatives – Foreign exchange (1)	$25.4	$—	$25.4	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	22.9	22.9	—	—
Total liabilities	$48.3	$22.9	$25.4	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$19.7	$—	$19.7	$—
Derivatives - Interest Rate (1)	3.7	—	3.7	—
Other (2)	21.1	21.1	—	—
Total assets	$44.5	$21.1	$23.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.0	$—	$4.0	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (3)	26.2	26.2	—	—
Total liabilities	$30.2	$26.2	$4.0	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2022. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$204.9
Other debt guarantees (2)	1.2
Total	$206.1
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
Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. With respect to forward-looking statements made in connection with our acquisition of BioPhero ApS, such factors include that (1) BioPhero is still in its early stages of development or growth and it may be affected by risks inherent in operating a business of its nature., and (2) that the products and technologies of BioPhero have not yet been implemented at large commercial scale, and thus our statements regarding the future, including potential revenue opportunities, are subject to uncertainties related to development, registration, production and commercialization of pheromones through use of the BioPhero production technology. In addition to the continued uncertainty generated by the ongoing COVID pandemic on our financial condition, results of operations, cash flows and performance, additional factors include, among other things, the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2021 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being heightened as a result of the ongoing and numerous adverse impacts of COVID. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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

Russia's Invasion of Ukraine
In mid-April, we announced the decision to discontinue our operations and business in Russia. Our values as a company do not allow us to operate and grow our business in Russia. We recorded exit charges of approximately $76 million. See Note 9 for more information. We are closely monitoring any potential impacts on our raw material and supply chain costs arising out of Russia's invasion of Ukraine.

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. We are closely monitoring raw material and supply chain costs including impacts by the continued COVID disruptions. Additionally, we are aware of the potential for disruptions or lack of availability, at any price, of critical materials. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.
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
Second Quarter 2022 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended June 30, 2022:
•Revenue of $1,452.3 million for the three months ended June 30, 2022 increased $210.3 million or approximately 17 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by approximately 26 percent, sales in Latin America increased approximately 44 percent, sales in Europe, Middle East and Africa increased approximately 3 percent, and sales in Asia decreased approximately 1 percent as foreign currency headwinds more than offset pricing gains in the region. The increase was mostly driven by volume growth primarily in North America and Latin America and price increases across all regions. Excluding foreign currency impacts, revenue increased 21 percent during the quarter.
•Our gross margin of $591.0 million increased versus the prior year quarter by $59.2 million driven by higher volumes in North America and Latin America and higher prices in all regions, partially offset by higher cost of goods sold, primarily resulting from inflation, and foreign currency headwinds. Gross margin percent of approximately 41 percent decreased compared to approximately 43 percent in the prior year period, driven by higher costs.
•Selling, general and administrative expenses increased from $161.0 million to $194.8 million, or approximately 21 percent. The increase in selling, general, and administrative expenses is a result of higher revenues, investments in growth, and inflation.

•Research and development expenses of $79.5 million increased $13.6 million or 21 percent. In the current year period the increase in spending on research and development projects relates to timing of project expenses and is consistent with our growth as a company.
•Net income (loss) attributable to FMC stockholders decreased from $202.9 million to $134.2 million which represents a decrease of $68.7 million, or approximately 34 percent. The lower results were driven by higher restructuring and other charges, selling, general and administrative expense and the provision for income taxes. This was partially offset by our gross margin growth. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $245.1 million increased compared to the prior year amount of $235.2 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
Other Highlights
On June 29, 2022 we announced a definitive agreement to acquire BioPhero ApS ("BioPhero"), a Denmark-based pheromone research and production company. The acquisition adds state-of-the-art biologically produced pheromone insect control technology to our product portfolio and R&D pipeline, underscoring our role as a leader in delivering innovative and sustainable crop protection solutions. We expect pheromones and pheromone-based products to contribute approximately $1 billion in revenue at above company-average EBITDA margin by 2030.
The purchase price of approximately $200 million was paid at closing on July 19, 2022. See Note 5 for additional information.
2022 Outlook Update
In 2022, we now expect the global crop protection market will be up mid-to-high single digits, on a U.S. dollar basis versus our earlier expectation of low-to-mid single digit growth. Latin America is now expected to be up double digits, primarily driven by pricing of non-selective herbicides. We still expect North America to be up mid-single digits while Asia is now expected to grow low-single digit. EMEA is still expected to be down low-single digits, including the impact of foreign currency. Excluding foreign currency impact, EMEA is expected to grow low-single digits.

After a strong first half of the year, and reflecting the increased market growth expectations, we are raising the full-year 2022 revenue guidance to be in the range of approximately $5.50 billion to $5.70 billion, up approximately 11 percent at the midpoint versus 2021. We are narrowing the full year adjusted EBITDA(1) range to $1.36 billion to $1.44 billion, representing 6 percent growth at the midpoint versus 2021 results. 2022 adjusted earnings per share is narrowed and it is now expected to be in the range of $7.00 to $7.70 per diluted share(1), representing a year over year increase of 6 percent at the midpoint. Full-year earnings growth drivers include pricing actions and strong volumes, offset by foreign currency impacts, primarily in EMEA and Asia. Adjusted earnings estimates do not include the benefit of any future share repurchases. For cash flow outlook, refer to the "Liquidity and Capital Resources" section below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,452.3	$1,242.0	$2,803.1	$2,437.6
Costs and Expenses
Costs of sales and services	861.3	710.2	1,639.4	1,393.4
Gross margin	$591.0	$531.8	$1,163.7	$1,044.2
Selling, general and administrative expenses	194.8	161.0	383.3	335.5
Research and development expenses	79.5	65.9	151.3	139.9
Restructuring and other charges (income)	80.8	16.3	89.9	19.5
Total costs and expenses	$1,216.4	$953.4	$2,263.9	$1,888.3
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$235.9	$288.6	$539.2	$549.3
Non-operating pension and postretirement charges (income)	3.9	4.8	8.2	9.6
Income from continuing operations before interest expense, net and income taxes	$232.0	$283.8	$531.0	$539.7
Interest expense, net	35.3	32.6	65.2	65.0
Income (loss) from continuing operations before income taxes	$196.7	$251.2	$465.8	$474.7
Provision (benefit) for income taxes	54.7	33.4	97.0	65.6
Income (loss) from continuing operations	$142.0	$217.8	$368.8	$409.1
Discontinued operations, net of income taxes	(10.8)	(14.6)	(26.0)	(22.7)
Net income (loss) (GAAP)	$131.2	$203.2	$342.8	$386.4
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$80.8	$16.3	$89.9	$19.5
Non-operating pension and postretirement charges (income) (4)	3.9	4.8	8.2	9.6
Total transaction-related charges (5)	—	—	—	0.4
Discontinued operations, net of income taxes	10.8	14.6	26.0	22.7
Interest expense, net	35.3	32.6	65.2	65.0
Depreciation and amortization	42.8	42.5	85.2	85.1
Provision (benefit) for income taxes	54.7	33.4	97.0	65.6
Adjusted EBITDA (Non-GAAP) (2)	$359.5	$347.4	$714.3	$654.3
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.
(3)See Note 9 for details of restructuring and other charges (income).
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

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$134.2	$202.9	$341.6	$385.5
Corporate special charges (income), pre-tax (1)	84.7	21.1	98.1	29.5
Income tax expense (benefit) on Corporate special charges (income) (2)	(0.9)	(4.7)	(1.8)	(6.3)
Corporate special charges (income), net of income taxes	$83.8	$16.4	$96.3	$23.2
Discontinued operations attributable to FMC Stockholders, net of income taxes	10.8	14.6	26.0	22.7
Non-GAAP tax adjustments (3)	16.3	1.3	19.9	3.8
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$245.1	$235.2	$483.8	$435.2
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

ORGANIC REVENUE GROWTH RECONCILIATION

	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Total Revenue Change (GAAP)	17%	15%
Less: Foreign Currency Impact	(4)%	(4)%
Organic Revenue Change (Non-GAAP)	21%	19%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended June 30, 2022 vs. 2021
Revenue of $1,452.3 million increased $210.3 million, or approximately 17 percent, versus the prior year period. The increase was primarily driven by volume and price increases, which benefited revenue by approximately 14 percent and 7 percent, respectively. Foreign currency had an unfavorable impact of approximately 4 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 21 percent during the quarter.
Six Months Ended June 30, 2022 vs. 2021
Revenue of $2,803.1 million increased $365.5 million, or approximately 15 percent, versus the prior year period. The increase was primarily driven by volume and price increases, which benefited revenue by approximately 12 and 7 percent, respectively. Foreign currency had an unfavorable impact of approximately 4 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 19 percent during the quarter.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
North America	$364.6	$290.5	$754.4	$591.5
Latin America	431.5	299.6	697.4	502.8
Europe, Middle East & Africa (EMEA)	280.8	272.9	679.0	672.3
Asia	375.4	379.0	672.3	671.0
Total Revenue	$1,452.3	$1,242.0	$2,803.1	$2,437.6

Three Months Ended June 30, 2022 vs. 2021
North America: Revenue increased approximately 26 percent versus the prior year period. The increase was driven by demand for herbicides and insecticides, particularly for application in fruits and vegetables, corn, and soy. Growth in Canada was driven by the successful launch of Coragen® MaX insecticide.
Latin America: Revenue increased approximately 44 percent versus the prior year period, or approximately 42 percent excluding foreign currency, driven by growth in Brazil, Mexico and Argentina. Sales were strong for insecticides on soy, corn, and cotton.
EMEA: Revenue increased approximately 3 percent, or approximately 15 percent excluding foreign currency, driven by volume and price increases. Growth in the region was driven by diamides, selective herbicides, and Plant Health. The change in revenue from prior year was largely impacted by foreign currency headwinds.
Asia: Revenue decreased approximately 1 percent versus the prior year period, or increased approximately 4 percent excluding foreign currency. Price increases were largely impacted by foreign currency headwinds.
Six Months Ended June 30, 2022 vs. 2021
North America: Revenue increased approximately 28 percent versus the prior year period. The increase was driven by broad-based growth across a variety of crops such as tree fruits, nuts, vines, corn, and soy. In the US, sales of biologicals almost doubled, led by products for corn and soybean. In Canada our results were driven by low channel inventory of insecticides, strength in selective herbicides, and the successful launch of Coragen® MaX insecticide.
Latin America: Revenue increased approximately 39 percent versus the prior year period, or approximately 35 percent excluding foreign currency, driven by volume and price increases, particularly in Brazil, Argentina, and Mexico. Growth was led by insecticides and herbicides across a variety of crops.
EMEA: Revenue increased approximately 1 percent, or approximately 13 percent excluding foreign currency. Results were driven by strong pricing actions across the region, demand for selective herbicides on cereals and other crops, and demand for our diamides on corn and top fruit. The change in revenue from prior year was largely impacted by foreign currency headwinds.
Asia: Revenue remained flat versus the prior year period, or increased approximately 5 percent excluding foreign currency, driven by price actions and strong performance in Australia and the ASEAN countries. This was offset by foreign currency headwinds and a reduction in rice acres in India.
For 2022, full-year revenue is expected to be in the range of approximately $5.5 billion to $5.7 billion, which represents approximately 11 percent growth at the midpoint versus 2021.
Gross margin
Three Months Ended June 30, 2022 vs. 2021
Gross margin of $591.0 million increased $59.2 million, or approximately 11 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes in North America and Latin America and pricing gains, which more than offset cost inflation and foreign currency headwinds. Gross margin percent of approximately 41 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by higher costs.
Six Months Ended June 30, 2022 vs. 2021
Gross margin of $1,163.7 million increased $119.5 million, or approximately 11 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes in North America and Latin America and higher prices in all regions, partially offset by higher cost inflation and foreign currency headwinds. Gross margin percent of approximately 42 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by higher costs.
Selling, general and administrative expenses
Three Months Ended June 30, 2022 vs. 2021
Selling, general and administrative expenses of $194.8 million increased $33.8 million, or 21 percent, versus the prior year period. Spending increased globally as a result of revenue growth, investments in growth programs, and inflation.
Six Months Ended June 30, 2022 vs. 2021
Selling, general and administrative expenses of $383.3 million increased $47.8 million, or 14 percent, versus the prior year period. Spending increased globally as a result of our revenue growth, investments in growth programs, and inflation.
Research and development expenses
Three Months Ended June 30, 2022 vs. 2021
Research and development expenses of $79.5 million increased $13.6 million or 21 percent. In the current year period we increased spending on research and development projects due to the timing of project expenses.
Six Months Ended June 30, 2022 vs. 2021
Research and development expenses of $151.3 million increased $11.4 million or 8 percent versus the prior year period. As noted above, the increase in research and development expenditures is related to increased spending in proportion to our overall growth.

Depreciation and amortization
Three Months Ended June 30, 2022 vs. 2021
Depreciation and amortization of $42.8 million remained flat as compared to the prior year period of $42.5 million.
Six Months Ended June 30, 2022 vs. 2021
Depreciation and amortization of $85.2 million remained flat as compared to the prior year period of $85.1 million.

Interest expense, net
Three Months Ended June 30, 2022 vs. 2021
Interest expense, net of $35.3 million increased compared to the prior year period of $32.6 million. The increase was primarily driven by higher short-term interest rates and higher debt balances, partially offset by benefits of the refinancing activity completed in the fourth quarter of 2021.
Six Months Ended June 30, 2022 vs. 2021
Interest expense, net of $65.2 million remained flat compared to the prior year period of $65.0 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2022	2021	2022	2021
Restructuring charges	$3.4	$10.5	$14.6	$16.8
Other charges (income), net	77.4	5.8	75.3	2.7
Total restructuring and other charges (income)	$80.8	$16.3	$89.9	$19.5

Three Months Ended June 30, 2022 vs. 2021
Restructuring charges in 2022 of $3.4 million relate to employee separation costs and other exit costs associated with various restructuring initiatives across the globe. During the three month period ended June 30, 2022, these primarily relate to our regional realignment activities.
Restructuring charges in 2021 of $10.5 million consist of $7.2 million of charges related to regional realignment activities, including severance and employee relocation costs, and $1.7 million associated with the integration of the DuPont Crop Protection Business which was completed during the second quarter of 2020 except for certain in-flight initiatives, including severance, accelerated depreciation on certain fixed assets, and other costs (benefits). Additionally, there were other miscellaneous restructuring charges of $1.6 million
Other charges (income), net in 2022 of $77.4 million is primarily the result of our decision to cease operations and business in Russia during the second quarter of 2022. As a result, we recorded a charge of $76.1 million during the three months ended June 30, 2022 which consisted primarily of noncash asset write off charges. Refer to Note 9 for additional information.
In 2021, we had charges of $5.8 million which primarily consists of charges related to environmental sites.
Six Months Ended June 30, 2022 vs. 2021
Restructuring charges in 2022 of $14.6 million consist of $8.9 million in fixed asset and other charges resulting from the closure of a manufacturing site during the period. Restructuring charges also include an additional $5.7 million in charges from various restructuring initiatives across the globe.
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
Other charges (income), net in 2022 of $75.3 million is primarily the result of our decision to cease operations and business in Russia during the second quarter of 2022. As a result, we recorded a charge of approximately $76.1 million during the six months ended June 30, 2022 which consisted primarily of noncash asset write off charges. Other charges (income), net in 2021 of 2.7 million primarily consists of in-process research and development charges.
Non-operating pension and postretirement charges (income)
Charges for the three months ended June 30, 2022 were $3.9 million compared to charges of $4.8 million for the three months ended June 30, 2021. Charges for the six months ended June 30, 2022 were $8.2 million compared to charges of $9.6 million for the six months ended June 30, 2021. The decrease in non-operating pension and postretirement charges (income) is attributable to higher expected return on plan assets and lower amortization of net actuarial losses. These decreases were partially offset by higher interest costs due to an increase in rates. As previously disclosed, we continued to use the smoothed market related value of assets (MRVA) as opposed to the actual fair value of plan assets in the determination of pension expense. This continued approach will create some volatility in our non-operating periodic pension cost since our qualified pension plan is 100 percent fixed income securities.

Provision for income taxes
Three Months Ended June 30, 2022 vs. 2021
Provision for income taxes for the three months ended June 30, 2022 was $54.7 million resulting in an effective tax rate of 27.8 percent. Provision for income taxes for the three months ended June 30, 2021 was $33.4 million resulting in an effective tax rate of 13.3 percent. The increase in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven by the factors shown in the table below as well as the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022 and geographic earnings mix.

	Three Months Ended June 30,
	2022			2021
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$196.7	$54.7	27.8%	$251.2	$33.4	13.3%
Corporate special charges (income) (1)	84.7	0.9		21.1	4.7
Tax adjustments (2)		(16.3)			(1.3)
Non-GAAP - Continuing operations	$281.4	$39.3	14.0%	$272.3	$36.8	13.5%
_______________
(1)    Primarily our decision to cease operations and business in Russia during the three months ended June 30, 2022. As a result, we recorded a pre-tax charge of $76.1 million during the three months ended June 30, 2022 with minimal tax benefit.
(2)    Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Six Months Ended June 30, 2022 vs. 2021
Provision for income taxes for the six months ended June 30, 2022 was $97.0 million resulting in an effective tax rate of 20.8 percent. Provision for income taxes for the six months ended June 30, 2021 was $65.6 million resulting in an effective tax rate of 13.8 percent. The increase in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven by the factors shown in the table below as well as the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022 and geographic earnings mix.

	Six Months Ended June 30,
	2022			2021
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	465.8	97.0	20.8%	474.7	65.6	13.8%
Corporate special charges (income) (1)	98.1	1.8		29.5	6.3
Tax adjustments (2)		(19.9)			(3.8)
Non-GAAP - Continuing operations	$563.9	$78.9	14.0%	$504.2	$68.1	13.5%
_______________
(1)    Primarily our decision to cease operations and business in Russia during the six months ended June 30, 2022. As a result, we recorded a pre-tax charge of $76.1 million during the six months ended June 30, 2022 with minimal tax benefit.
(2)    Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended June 30, 2022 vs. 2021
Discontinued operations, net of income taxes represented a loss of $10.8 million for the three months ended June 30, 2022 compared to a loss of $14.6 million for the three months ended June 30, 2021. The loss during both the three months ended June 30, 2022 and 2021 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Six Months Ended June 30, 2022 vs. 2021
Discontinued operations, net of income taxes represented a loss of $26 million for the six months ended June 30, 2022 compared to a loss of $22.7 million for the six months ended June 30, 2021. The loss during both the six months ended June 30, 2022 and 2021 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss)
Three Months Ended June 30, 2022 vs. 2021
Net income (loss) decreased to $131.2 million from income of $203.2 million in the prior year period. Restructuring and other charges increased approximately $65 million as compared to the prior period, primarily due to the charge associated with the exit of our Russia operations. Additionally, selling, general and administrative costs and provision for income taxes increased approximately $34 million and $21 million, respectively. This was partially offset by an increase in gross margin of approximately $59 million from higher volume.
Six Months Ended June 30, 2022 vs. 2021
Net income (loss) decreased to $342.8 million from income of $386.4 million in the prior year period. This decrease in net income was primarily due to an increase in restructuring and other charges of approximately $70 million, largely attributable to our exit from Russia operations as mentioned above, as well as an increase in selling, general and administrative costs and provision for income taxes of approximately $48 million and $31 million, respectively, as compared to the prior period. This was partially offset by an increase in gross margin of approximately $120 million from higher volume.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and six months ended June 30, 2022 and 2021 are reconciled to Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended June 30, 2022 vs. 2021
Adjusted EBITDA of $359.5 million increased $12.1 million, or approximately 3 percent versus the prior year period. The increase was mainly driven by higher pricing in all regions and volume growth which accounted for approximately 24 percent and 29 percent increases, respectively. These pricing actions were taken to offset the sustained cost inflation we are experiencing across our supply chain. Higher costs and foreign currencies fluctuations had an unfavorable impact of approximately 43 percent and 7 percent, respectively, on adjusted EBITDA.
Six Months Ended June 30, 2022 vs. 2021
Adjusted EBITDA of $714.3 million increased $60.0 million, or approximately 9 percent versus the prior year period. The increase was mainly driven by higher pricing in all regions and volume growth which accounted for approximately 27 percent and 20 percent increases, respectively. These pricing actions were taken to offset the sustained cost inflation we are experiencing across our supply chain. Higher costs, including raw material, energy, logistics, packaging, and labor costs, and foreign currencies fluctuations had an unfavorable impact of approximately 32 percent and 6 percent, respectively, on adjusted EBITDA.
For 2022, full-year Adjusted EBITDA is expected to be in the range of $1.36 billion to $1.44 billion, which represents approximately 6 percent growth at the midpoint versus 2021. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2022 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at June 30, 2022 and December 31, 2021, were $591.5 million and $516.8 million, respectively. Of the cash and cash equivalents balance at June 30, 2022, $562.0 million was held by our foreign subsidiaries. During the third quarter of 2021, we established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments.
Outstanding debt
At June 30, 2022, we had total debt of $3,886.8 million as compared to $3,172.5 million at December 31, 2021. Total debt included $2,731.7 million and $2,731.7 million of long-term debt (excluding current portions of $89.2 million and $84.5 million) at June 30, 2022 and December 31, 2021, respectively. Short-term debt and current portion of long-term debt, which consists of short-term foreign borrowings, commercial paper borrowings, and the current portion of long-term debt, increased from $440.8 million at December 31, 2021 to $1,155.1 million at June 30, 2022. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for further details. As of June 30, 2022, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2022.
Access to credit and future liquidity and funding needs
At June 30, 2022, our remaining borrowing capacity under our credit facility was $875.6 million. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for discussion of the amendments to the Revolving Credit Facility and Term Loan Agreements undertaken in the quarter. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At June 30, 2022, we had $964.4 million commercial paper borrowings under the commercial paper program. At June 30, 2022, the average effective interest rate on the borrowings was 2.15 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(401.9) million and $(39.4) million for the six months ended June 30, 2022 and 2021, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2022	2021
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$539.2	$549.3
Restructuring and other charges (income), total transaction-related charges and depreciation and amortization	175.1	105.0
Operating income before depreciation and amortization (Non-GAAP)	$714.3	$654.3
Change in trade receivables, net (1)	(432.6)	(282.9)
Change in guarantees of vendor financing	(1.2)	29.4
Change in advance payments from customers (2)	(628.8)	(344.3)
Change in accrued customer rebates (3)	400.0	305.2
Change in inventories (4)	(235.8)	(310.4)
Change in accounts payable (5)	38.8	207.5
Change in all other operating assets and liabilities (6)	(111.8)	(103.6)
Restructuring and other spending (7)	(16.8)	(17.0)
Environmental spending, continuing, net of recoveries (8)	(10.8)	(44.8)
Pension and other postretirement benefit contributions (9)	(2.3)	(1.7)
Net interest payments (10)	(61.2)	(60.1)
Tax payments, net of refunds (10)	(53.2)	(65.2)
Transaction and integration costs (11)	(0.5)	(5.8)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(401.9)	$(39.4)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2022 was driven by timing of collections as well as higher volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2022, we collected approximately $548 million of receivables in Brazil.
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
(4)Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Inventory build in 2022 is in line with the projected demand for the beginning of 2022 as well as our decision to build inventory to help manage continued supply chain volatility. Inventory build in the prior year period was higher primarily due to increased diamide production and recovery in the second quarter.
(5)The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $54 million and $51 million, respectively.
(7)See Note 9 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 12 for more details. During the first quarter of 2021, FMC made $21.4 million in payments for the Pocatello Tribal Litigation judgement plus interest charges. In the second quarter of 2021, FMC made a further payment to the Tribes of $10.8 million to pay fees and interest incurred from 2015 to 2021.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly overfunded, for the six months ended June 30, 2022 and 2021.
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

Cash provided (required) by operating activities of discontinued operations was $(31.6) million and $(32.4) million for the six months ended June 30, 2022 and 2021, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Period over period the cash flow impacts of these activities were consistent, as expected.
Cash provided (required) by investing activities of continuing operations was $(65.3) million and $(81.2) million for the six months ended June 30, 2022 and 2021, respectively.
The change in cash from investing activities of continuing operations during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to cash provided by other investing in 2022 compared to a cash outflow in the same period in 2021. Additionally, the 2021 period included spending associated with the implementation of our new SAP system in 2021 which did not repeat in the current year. This was offset partially with higher capital expenditure spending.
Cash provided (required) by financing activities of continuing operations was $585.7 million and $315.9 million for the six months ended June 30, 2022 and 2021, respectively.
The change period over period in financing activities of continuing operations is primarily due to higher commercial paper borrowings in the current period and zero repurchases of common stock under our publicly announced program in the current period versus $100 million of repurchases of common stock in 2021. See below discussion for dividend payments which are a component of cash provided (required) by financing activities of continuing operations.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Six Months Ended June 30,
	2022	2021
Cash provided (required) by operating activities of continuing operations (GAAP)	$(401.9)	$(39.4)
Transaction and integration costs (1)	0.5	5.8
Adjusted cash from operations (2)	$(401.4)	$(33.6)

Capital expenditures (3)	(73.7)	(46.9)
Other investing activities (3)(4)	8.9	(19.0)
Capital additions and other investing activities	$(64.8)	$(65.9)

Cash provided (required) by operating activities of discontinued operations (5)	(31.6)	(32.4)
Transaction and integration costs (1)	(0.5)	(5.8)
Investment in Enterprise Resource Planning system (3)	—	(12.7)
Legacy and transformation (6)	$(32.1)	$(50.9)

Free cash flow (Non-GAAP)	$(498.3)	$(150.4)
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
(4)Cash spending associated with contract manufacturers was $2.9 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system which were completed in prior years.

2022 Cash Flow Outlook
Our cash needs for 2022 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2022, our remaining borrowing capacity under our credit facility was $875.6 million.
We are narrowing the range of our full year 2022 free cash flow (Non-GAAP) guidance to be approximately $565 million to $685 million. For the six months ended June 30, 2022, free cash flow decreased approximately $347.9 million from the prior year period. Adjusted cash from operations decreased from the prior year period, driven by higher working capital. Strong sales growth, including the impact of price increases on receivables, was the key driver of increased cash consumption of working capital. Capital additions were in line with the prior year period. Legacy and transformation spending was down, primarily due to the absence of spend on our SAP program, which was completed last year.
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
Cash from operating activities of continuing operations
We forecast cash from operating activities, excluding the effects of transaction-related cash flows, to be in the range of approximately $790 million to $870 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes, and interest on borrowings.
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
Restructuring and asset retirement obligations
We expect to make payments of approximately $35 million to $45 million in 2022, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
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
Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing the previous authorization in its entirety. During the six months ended June 30, 2022, no shares were repurchased under the publicly announced repurchase program. At June 30, 2022, $1 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase a total of $200 million in shares by the end of 2022 under our existing share repurchase authorization.
Dividends
During the six months ended June 30, 2022 and June 30, 2021, we paid dividends of $133.7 million and $124.3 million, respectively. On July 21, 2022, we paid dividends totaling $66.9 million to our shareholders of record as of June 30, 2022. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Acquisitions
As noted, in July we spent $200 million on the acquisition of BioPhero.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2021 can be found within Part II, Item 7 of our 2021 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2022.

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
At June 30, 2022, our financial instrument position was a net asset of $13.8 million compared to a net asset of $19.4 million at December 31, 2021. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2022 and December 31, 2021, with all other variables (including interest rates) held constant. Note, as of June 30, 2022 and December 31, 2021, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2022 and December 31, 2021, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2022	$(3.9)	$54.9	$(64.2)

Net asset (liability) position at December 31, 2021	15.6	84.1	(50.8)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2022, we had outstanding interest rate swap contracts in place with an aggregate notional value of $200.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at June 30, 2022 and December 31, 2021, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at June 30, 2022	$17.7	$40.2	$(4.7)

Net asset (liability) position at December 31, 2021	3.7	13.1	(5.6)

Our debt portfolio, at June 30, 2022, is composed of 53 percent fixed-rate debt and 47 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2021 Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2022, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $9.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $9.3 million for the six months ended June 30, 2022.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of June 30, 2022, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
August 3, 2022

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2021 Form 10-K, see Notes 12 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the year ended December 31, 2021, the risk factor in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2022	216	$136.93	—	—	$1,000,000,000
May 2022	128	116.18	—	—	1,000,000,000
June 2022	216	105.42	—	—	1,000,000,000
Total Q2 2022	560	$120.03	—	—
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing the previous authorization in its entirety. During the six months ended June 30, 2022, no shares were repurchased under the publicly announced repurchase program. At June 30, 2022, $1 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

*10.1
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2022).

*10.2
Amendment No. 1, dated as of June 27, 2022, to the Term Loan Agreement, dated as of November 22, 2021, among FMC Corporation, the lenders party thereto, and Citibank, N.A., as administrative agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2022).

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
Date: August 3, 2022