Form 10-Q
period 2022-09-30
FMC CORP
filed 2022-11-02
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of September 30, 2022, there were 125,965,923 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,377.2	$1,194.0	$4,180.3	$3,631.6
Costs and Expenses
Costs of sales and services	899.7	682.5	2,539.1	2,078.4
Gross margin	$477.5	$511.5	$1,641.2	$1,553.2
Selling, general and administrative expenses	179.4	183.5	562.7	519.0
Research and development expenses	78.5	79.5	229.8	219.4
Restructuring and other charges (income)	9.0	32.8	98.9	52.3
Total costs and expenses	$1,166.6	$978.3	$3,430.5	$2,869.1
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$210.6	$215.7	$749.8	$762.5
Non-operating pension and postretirement charges (income)	(1.7)	1.5	6.5	3.9
Interest expense, net	41.8	33.1	107.0	98.1
Income (loss) from continuing operations before income taxes	$170.5	$181.1	$636.3	$660.5
Provision (benefit) for income taxes	36.0	9.2	133.0	75.8
Income (loss) from continuing operations	$134.5	$171.9	$503.3	$584.7
Discontinued operations, net of income taxes	(16.2)	(9.7)	(42.2)	(32.4)
Net income (loss)	$118.3	$162.2	$461.1	$552.3
Less: Net income (loss) attributable to noncontrolling interests	(2.7)	2.5	(1.5)	3.4
Net income (loss) attributable to FMC stockholders	$121.0	$159.7	$462.6	$548.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$137.2	$169.4	$504.8	$581.3
Discontinued operations, net of income taxes	(16.2)	(9.7)	(42.2)	(32.4)
Net income (loss) attributable to FMC stockholders	$121.0	$159.7	$462.6	$548.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.09	$1.32	$3.99	$4.51
Discontinued operations	(0.13)	(0.08)	(0.33)	(0.25)
Net income (loss) attributable to FMC stockholders	$0.96	$1.24	$3.66	$4.26
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.08	$1.32	$3.98	$4.48
Discontinued operations	(0.13)	(0.08)	(0.33)	(0.25)
Net income (loss) attributable to FMC stockholders	$0.95	$1.24	$3.65	$4.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$118.3	$162.2	$461.1	$552.3
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(92.5)	$(26.8)	$(213.4)	$(61.3)
Reclassification of foreign currency translation (gains) losses	—	—	4.2	—
Total foreign currency translation adjustments (1)	$(92.5)	$(26.8)	$(209.2)	$(61.3)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(6.8) and $(9.4) for the three and nine months ended September 30, 2022 and $0.5 and $2.5 for the three and nine months ended September 30, 2021, respectively	$8.1	$41.6	$(36.4)	$34.1
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $6.1 and $11.3 for the three and nine months ended September 30, 2022 and $0.6 and $3.6 for the three and nine months ended September 30, 2021, respectively (2)	12.0	0.6	20.4	11.8
Total derivative instruments, net of tax expense (benefit) of $(0.7) and $1.9 for the three and nine months ended September 30, 2022 and $1.1 and $6.1 for the three and nine months ended September 30, 2021, respectively	$20.1	$42.2	$(16.0)	$45.9

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three and nine months ended September 30, 2022 and $(0.2) and $(0.6) for the three and nine months ended September 30, 2021, respectively	$(0.1)	$(0.7)	$(0.1)	$(2.2)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of zero and $1.8 for the three and nine months ended September 30, 2022 and $0.7 and $1.8 for the three and nine months ended September 30, 2021, respectively (2)	—	2.5	6.8	6.9
Total pension and other postretirement benefits, net of tax expense (benefit) of zero and $1.8 for the three and nine months ended September 30, 2022 and $0.5 and $1.2 for the three and nine months ended September 30, 2021, respectively	$(0.1)	$1.8	$6.7	$4.7

Other comprehensive income (loss), net of tax	$(72.5)	$17.2	$(218.5)	$(10.7)
Comprehensive income (loss)	$45.8	$179.4	$242.6	$541.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(3.4)	2.2	(3.5)	3.2
Comprehensive income (loss) attributable to FMC stockholders	$49.2	$177.2	$246.1	$538.4
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$363.8	$516.8
Trade receivables, net of allowance of $34.5 in 2022 and $37.4 in 2021	2,599.9	2,583.7
Inventories	1,731.5	1,521.9
Prepaid and other current assets	415.4	431.4
Total current assets	$5,110.6	$5,053.8
Investments	10.3	9.2
Property, plant and equipment, net	789.6	817.0
Goodwill	1,574.1	1,463.3
Other intangibles, net	2,472.7	2,521.9
Other assets including long-term receivables, net	623.3	613.8
Deferred income taxes	184.1	194.1
Total assets	$10,764.7	$10,673.1
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$826.3	$440.8
Accounts payable, trade and other	1,045.7	1,135.0
Advance payments from customers	3.3	630.7
Accrued and other liabilities	611.4	631.2
Accrued customer rebates	857.7	406.7
Guarantees of vendor financing	184.2	206.2
Accrued pension and other postretirement benefits, current	4.3	4.3
Income taxes	99.3	65.4
Total current liabilities	$3,632.2	$3,520.3
Long-term debt, less current portion	2,732.5	2,731.7
Accrued pension and other postretirement benefits, long-term	38.8	41.8
Environmental liabilities, continuing and discontinued	356.5	415.9
Deferred income taxes	351.7	342.4
Other long-term liabilities	449.4	477.3
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2022 or 2021	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares in 2022 and 2021	18.6	18.6
Capital in excess of par value of common stock	903.3	880.4
Retained earnings	5,354.8	5,092.9
Accumulated other comprehensive income (loss)	(542.0)	(325.5)
Treasury stock, common, at cost - 2022: 60,017,869 shares, 2021: 60,284,313 shares	(2,546.5)	(2,542.1)
Total FMC stockholders’ equity	$3,188.2	$3,124.3
Noncontrolling interests	15.4	19.4
Total equity	$3,203.6	$3,143.7
Total liabilities and equity	$10,764.7	$10,673.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$461.1	$552.3
Discontinued operations, net of income taxes	42.2	32.4
Income (loss) from continuing operations	$503.3	$584.7
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$126.6	$128.5
Restructuring and other charges (income)	98.9	52.3
Deferred income taxes	10.0	9.2
Pension and other postretirement benefits	9.4	7.6
Share-based compensation	18.9	13.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(203.5)	(170.8)
Guarantees of vendor financing	(22.0)	14.5
Advance payments from customers	(627.1)	(343.9)
Accrued customer rebates	475.0	378.4
Inventories	(282.3)	(367.4)
Accounts payable, trade and other	(19.1)	147.2
Income taxes	(3.5)	(22.0)
Pension and other postretirement benefit contributions	(3.0)	(2.9)
Environmental spending, continuing, net of recoveries	(18.4)	(51.2)
Restructuring and other spending (1)	(25.7)	(21.9)
Transaction and integration costs	(0.5)	(8.4)
Change in other operating assets and liabilities, net (2)	(21.3)	(49.2)
Cash provided (required) by operating activities of continuing operations	$15.7	$298.2
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(27.7)	$(38.1)
Other discontinued spending	(24.1)	(15.8)
Cash provided (required) by operating activities of discontinued operations	$(51.8)	$(53.9)
____________________
(1)    The restructuring and other spending amount for the nine months ended September 30, 2022 and 2021 includes spending of $6.7 million and $2.0 million related to the Furadan® asset retirement obligations. The nine months ended September 30, 2022 also includes $6.3 million of additional spending not included in our roll forward of restructuring reserves in Note 9 to the condensed consolidated financial statements.
(2)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2022	2021
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(108.4)	$(76.4)
Investment in Enterprise Resource Planning system	—	(12.7)
Acquisitions, including cost and equity method, net	(191.5)	(4.6)
Other investing activities	5.7	(22.2)
Cash provided (required) by investing activities of continuing operations	$(294.2)	$(115.9)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	$—	$16.8
Cash provided (required) by investing activities of discontinued operations	$—	$16.8
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$401.4	$125.6
Repayments of long-term debt	(1.1)	(2.6)
Financing fees	(1.5)	(1.7)
Issuances of common stock, net	8.4	5.9
Dividends paid (3)	(200.6)	(186.2)
Repurchases of common stock under publicly announced program	—	(300.0)
Other repurchases of common stock	(8.9)	(8.0)
Cash provided (required) by financing activities of continuing operations	$197.7	$(367.0)
Effect of exchange rate changes on cash and cash equivalents	(20.4)	(6.1)
Increase (decrease) in cash and cash equivalents	$(153.0)	$(227.9)

Cash and cash equivalents, beginning of period	$516.8	$568.9
Cash and cash equivalents, end of period	$363.8	$341.0
____________________
(3)    See Note 14 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $91.2 million and $85.0 million, and income taxes paid, net of refunds were $91.7 million and $87.2 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash additions to property, plant and equipment and other assets were $19.0 million and $14.0 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash investing activities include a $19.3 million investment representing our beneficial interest in a trade receivables securitization program.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$18.6	$880.4	$5,092.9	$(325.5)	$(2,542.1)	$19.4	$3,143.7
Net income (loss)	—	—	207.4	—	—	4.2	211.6
Stock compensation plans	—	10.5	—	—	4.0	—	14.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(84.1)	—	—	(84.1)
Foreign currency translation adjustments (1)	—	—	—	(39.4)	—	—	(39.4)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(8.6)	—	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	$18.6	$890.9	$5,233.4	$(445.4)	$(2,546.6)	$23.1	$3,174.0

Net income (loss)	—	—	134.2	—	—	(3.0)	131.2
Stock compensation plans	—	6.6	—	—	0.3	—	6.9
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.2	—	—	3.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	48.0	—	—	48.0
Foreign currency translation adjustments (1)	—	—	—	(76.0)	—	(1.3)	(77.3)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Balance at June 30, 2022	$18.6	$897.5	$5,300.7	$(470.2)	$(2,546.3)	$18.8	$3,219.1

Net income	—	—	121.0	—	—	(2.7)	118.3
Stock compensation plans	—	5.8	—	—	0.1	—	5.9
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	(0.1)	—	—	(0.1)
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	20.1	—	—	20.1
Foreign currency translation adjustments (1)	—	—	—	(91.8)	—	(0.7)	(92.5)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(0.3)	—	(0.3)
Balance at September 30, 2022	$18.6	$903.3	$5,354.8	$(542.0)	$(2,546.5)	$15.4	$3,203.6
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2020 (As previously reported)	$18.6	$860.2	$4,506.4	$(282.2)	$(2,141.2)	$22.4	$2,984.2
Cumulative Effect of Accounting Changes (See Note 1)	—	—	98.5	1.5	—	—	100.0
Balance at December 31, 2020	$18.6	$860.2	$4,604.9	$(280.7)	$(2,141.2)	$22.4	$3,084.2
Net income (loss)	—	—	184.5	—	—	0.6	185.1
Stock compensation plans	—	5.2	—	—	4.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.4	—	—	1.4
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.6	—	—	44.6
Foreign currency translation adjustments (1)	—	—	—	(49.5)	—	(0.3)	(49.8)
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(82.7)	—	(82.7)
Balance at March 31, 2021	$18.6	$865.4	$4,727.4	$(284.2)	$(2,219.6)	$22.7	$3,130.3

Net income (loss)	—	—	204.7	—	—	0.3	205.0
Stock compensation plans	—	5.1	—	—	0.5	—	5.6
Shares for benefit plan trust	—	—	—	—	2.5	—	2.5
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.5	—	—	1.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(40.9)	—	—	(40.9)
Foreign currency translation adjustments (1)	—	—	—	14.9	—	0.4	15.3
Dividends ($0.48 per share)	—	—	(62.0)	—	—	—	(62.0)
Repurchases of common stock	—	—	—	—	(25.2)	—	(25.2)
Balance at June 30, 2021	$18.6	$870.5	$4,870.1	$(308.7)	$(2,241.8)	$23.4	$3,232.1

Net income (loss)	—	—	159.7	—	—	2.5	162.2
Stock compensation plans	—	4.1	—	—	—	—	4.1
Shares for benefit plan trust	—	—	—	—	(0.7)	—	(0.7)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	1.8	—	—	1.8
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	42.2	—	—	42.2
Foreign currency translation adjustments (1)	—	—	—	(26.5)	—	(0.3)	(26.8)
Dividends ($0.44 per share)	—	—	(60.9)	—	—	—	(60.9)
Repurchases of common stock	—	—	—	—	(200.0)	—	(200.0)
Balance at September 30, 2021	$18.6	$874.6	$4,968.9	$(291.2)	$(2,442.5)	$25.6	$3,154.0
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, changes in equity for the three and nine months ended September 30, 2022 and 2021, and our financial positions as of September 30, 2022 and December 31, 2021. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2022 and 2021 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021 (the "2021 Form 10-K").
In the third quarter of 2022, we made the following changes:
•Change in accounting principle for inventory costing
•Change in accounting principle for net periodic benefit cost
The effects of the above changes in accounting principle have been retrospectively applied to all periods presented and as such certain prior period financial statement line items have been adjusted. The cumulative effect of these changes in accounting principle, on periods prior to those presented, resulted in an increase of $98.5 million to retained earnings and $1.5 million to accumulated other comprehensive income (losses) as of December 31, 2020, which is the earliest period presented in the condensed consolidated statements of changes in equity.
Change in Accounting Principle for Valuing Inventory Costing
On July 1, 2022, we changed our method for inventory costing from the last-in, first-out (“LIFO”) cost method to the first-in, first-out (“FIFO”) cost method for inventory in the United States, which were the only operations that were using the LIFO cost method. All inventories outside the United States were already accounted for on the FIFO method. We believe this change in accounting method is preferable as it:
•is consistent with how we manage our business
•results in a uniform method to value our inventory across all regions of our business
•is expected to better reflect the current value of inventory on the consolidated balance sheets and;
•is on a more comparable basis with the majority of our industry peer companies
Prior to the change in method, inventories valued on the LIFO cost method were approximately 38% of our total inventories.
Change in Accounting Principle for Determining Net Periodic Benefit Cost
On July 1, 2022, we also changed our method of accounting for the determination of the market-related value of assets for a class of assets within the qualified U.S. defined benefit plan ("the Plan"), impacting our net periodic benefit cost. The market-related value is used to determine both the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components of net periodic benefit cost which are reflected on the Non-operating pension and postretirement income (charges) line on the condensed consolidated statements of income (loss). Previously, to calculate the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components, we deferred asset gains and losses into the market-related value of assets ("MRVA") over a five year period.
We changed our method of accounting to the fair value approach for our liability-hedging asset class, which does not involve deferring the impact of excess plan asset gains or losses in the determination of these two components of net periodic benefit

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
cost. No change is being made to the accounting principle for the other classes of pension assets; however our U.S. qualified pension plan reached fully funded status during 2018 and since that point the portfolio has been 100 percent fixed income securities and cash. Given the Plan's investment strategy, we believe this approach is preferable as it more closely aligns the expected return on plan assets and amortization of net actuarial and other gain and loss expense components with the value reflected in the Plan's funded status.

The following tables summarize the effect of these accounting changes on impacted line items in our condensed consolidated financial statements as follows:
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Three Months Ended September 30, 2022
Cost of sales and services	$899.7	$899.7	$—
Gross margin	$477.5	$477.5	$—
Total costs and expenses	$1,166.6	$1,166.6	$—
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$210.6	$210.6	$—
Non-operating pension and postretirement charges (income)	$3.9	$(1.7)	$(5.6)
Income (loss) from continuing operations before income taxes	$164.9	$170.5	$5.6
Provision (benefit) for income taxes	$34.8	$36.0	$1.2
Income (loss) from continuing operations	$130.1	$134.5	$4.4
Net income (loss)	$113.9	$118.3	$4.4
Net income (loss) attributable to FMC stockholders	$116.6	$121.0	$4.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.05	$1.09	$0.04
Net income (loss) attributable to FMC stockholders	$0.92	$0.96	$0.04
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.05	$1.08	$0.03
Net income (loss) attributable to FMC stockholders	$0.92	$0.95	$0.03

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions, except per share data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Nine Months Ended September 30, 2022
Cost of sales and services	$2,539.1	$2,539.1	$—
Gross margin	$1,641.2	$1,641.2	$—
Total costs and expenses	$3,430.5	$3,430.5	$—
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$749.8	$749.8	$—
Non-operating pension and postretirement charges (income)	$12.1	$6.5	$(5.6)
Income (loss) from continuing operations before income taxes	$630.7	$636.3	$5.6
Provision (benefit) for income taxes	$131.8	$133.0	$1.2
Income (loss) from continuing operations	$498.9	$503.3	$4.4
Net income (loss)	$456.7	$461.1	$4.4
Net income (loss) attributable to FMC stockholders	$458.2	$462.6	$4.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.96	$3.99	$0.03
Net income (loss) attributable to FMC stockholders	$3.63	$3.66	$0.03
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.94	$3.98	$0.04
Net income (loss) attributable to FMC stockholders	$3.61	$3.65	$0.04

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Three Months Ended September 30, 2021
Cost of sales and services	$681.2	$1.3	$—	$1.3	$682.5
Gross margin	$512.8	$(1.3)	$—	$(1.3)	$511.5
Total costs and expenses	$977.0	$1.3	$—	$1.3	$978.3
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$217.0	$(1.3)	$—	$(1.3)	$215.7
Non-operating pension and postretirement charges (income)	$5.1	$—	$(3.6)	$(3.6)	$1.5
Income (loss) from continuing operations before income taxes	$178.8	$(1.3)	$3.6	$2.3	$181.1
Provision (benefit) for income taxes	$8.7	$(0.3)	$0.8	$0.5	$9.2
Income (loss) from continuing operations	$170.1	$(1.0)	$2.8	$1.8	$171.9
Net income (loss)	$160.4	$(1.0)	$2.8	$1.8	$162.2
Net income (loss) attributable to FMC stockholders	$157.9	$(1.0)	$2.8	$1.8	$159.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$—	$0.02	$0.02	$1.32
Net income (loss) attributable to FMC stockholders	$1.22	$—	$0.02	$0.02	$1.24
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$—	$0.02	$0.02	$1.32
Net income (loss) attributable to FMC stockholders	$1.22	$—	$0.02	$0.02	$1.24

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Nine Months Ended September 30, 2021
Cost of sales and services	$2,074.6	$3.8	$—	$3.8	$2,078.4
Gross margin	$1,557.0	$(3.8)	$—	$(3.8)	$1,553.2
Total costs and expenses	$2,865.3	$3.8	$—	$3.8	$2,869.1
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$766.3	$(3.8)	$—	$(3.8)	$762.5
Non-operating pension and postretirement charges (income)	$14.7	$—	$(10.8)	$(10.8)	$3.9
Income (loss) from continuing operations before income taxes	$653.5	$(3.8)	$10.8	$7.0	$660.5
Provision (benefit) for income taxes	$74.3	$(0.8)	$2.3	$1.5	$75.8
Income (loss) from continuing operations	$579.2	$(3.0)	$8.5	$5.5	$584.7
Net income (loss)	$546.8	$(3.0)	$8.5	$5.5	$552.3
Net income (loss) attributable to FMC stockholders	$543.4	$(3.0)	$8.5	$5.5	$548.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.46	$(0.02)	$0.07	$0.05	$4.51
Net income (loss) attributable to FMC stockholders	$4.21	$(0.02)	$0.07	$0.05	$4.26
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.44	$(0.03)	$0.07	$0.04	$4.48
Net income (loss) attributable to FMC stockholders	$4.19	$(0.03)	$0.07	$0.04	$4.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions, except per share data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Three Months Ended September 30, 2022
Net income (loss)	$113.9	$118.3	$4.4
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero as computed and zero as reported for the three months ended September 30, 2022	$(0.1)	$(0.1)	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $1.2 as computed and zero as reported for the three months ended September 30, 2022	$4.4	$—	$(4.4)
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.2 as computed and zero as reported for the three months ended September 30, 2022	$4.3	$(0.1)	$(4.4)
Other comprehensive income (loss), net of tax	$(68.1)	$(72.5)	$(4.4)
Comprehensive income (loss)	$45.8	$45.8	$—
Comprehensive income (loss) attributable to FMC stockholders	$49.2	$49.2	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions, except per share data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Nine Months Ended September 30, 2022
Net income (loss)	$456.7	$461.1	$4.4
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero as computed and zero as reported for the nine months ended September 30, 2022	$(0.1)	$(0.1)	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $2.7 as computed and $1.8 as reported for the nine months ended September 30, 2022	$11.2	$6.8	$(4.4)
Total pension and other postretirement benefits, net of tax expense (benefit) of $2.7 as computed and $1.8 as reported for the nine months ended September 30, 2022	$11.1	$6.7	$(4.4)
Other comprehensive income (loss), net of tax	$(214.1)	$(218.5)	$(4.4)
Comprehensive income (loss)	$242.6	$242.6	$—
Comprehensive income (loss) attributable to FMC stockholders	$246.1	$246.1	$—

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Three Months Ended September 30, 2021
Net income (loss)	$160.4	$(1.0)	$2.8	$1.8	$162.2
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $(0.2) as adjusted and zero as previously reported for the three months ended September 30, 2021	$0.1	$—	$(0.8)	$(0.8)	$(0.7)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $0.7 as adjusted and $1.2 as previously reported for the three months ended September 30, 2021	$4.5	$—	$(2.0)	$(2.0)	$2.5
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.5 as adjusted and $1.2 as previously reported for the three months ended September 30, 2021	$4.6	$—	$(2.8)	$(2.8)	$1.8
Other comprehensive income (loss), net of tax	$20.0	$—	$(2.8)	$(2.8)	$17.2
Comprehensive income (loss)	$180.4	$(1.0)	$—	$(1.0)	$179.4
Comprehensive income (loss) attributable to FMC stockholders	$178.2	$(1.0)	$—	$(1.0)	$177.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Nine Months Ended September 30, 2021
Net income (loss)	$546.8	$(3.0)	$8.5	$5.5	$552.3
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $(0.6) as adjusted and zero as previously reported for the nine months ended September 30, 2021	$—	$—	$(2.2)	$(2.2)	$(2.2)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $1.8 as adjusted and $3.5 as previously reported for the nine months ended September 30, 2021	$13.2	$—	$(6.3)	$(6.3)	$6.9
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.2 as adjusted and $3.5 as previously reported for the nine months ended September 30, 2021	$13.2	$—	$(8.5)	$(8.5)	$4.7
Other comprehensive income (loss), net of tax	$(2.2)	$—	$(8.5)	$(8.5)	$(10.7)
Comprehensive income (loss)	$544.6	$(3.0)	$—	$(3.0)	$541.6
Comprehensive income (loss) attributable to FMC stockholders	$541.4	$(3.0)	$—	$(3.0)	$538.4

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
September 30, 2022
Inventories	$1,615.3	$1,731.5	$116.2
Total current assets	$4,994.4	$5,110.6	$116.2
Deferred income taxes	$208.5	$184.1	$(24.4)
TOTAL ASSETS	$10,672.9	$10,764.7	$91.8
Retained earnings	$5,248.8	$5,354.8	$106.0
Accumulated other comprehensive income (loss)	$(527.8)	$(542.0)	$(14.2)
Total FMC stockholders’ equity	$3,096.4	$3,188.2	$91.8
Total equity	$3,111.8	$3,203.6	$91.8
TOTAL LIABILITIES AND EQUITY	$10,672.9	$10,764.7	$91.8

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
December 31, 2021
Inventories	$1,405.7	$116.2	$—	$116.2	$1,521.9
Total current assets	$4,937.6	$116.2	$—	$116.2	$5,053.8
Deferred income taxes	$218.5	$(24.4)	$—	$(24.4)	$194.1
TOTAL ASSETS	$10,581.3	$91.8	$—	$91.8	$10,673.1
Retained earnings	$4,991.3	$91.8	$9.8	$101.6	$5,092.9
Accumulated other comprehensive income (loss)	$(315.7)	$—	$(9.8)	$(9.8)	$(325.5)
Total FMC stockholders’ equity	$3,032.5	$91.8	$—	$91.8	$3,124.3
Total equity	$3,051.9	$91.8	$—	$91.8	$3,143.7
TOTAL LIABILITIES AND EQUITY	$10,581.3	$91.8	$—	$91.8	$10,673.1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Nine Months Ended September 30, 2022
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$456.7	$461.1	$4.4
Income (loss) from continuing operations	$498.9	$503.3	$4.4
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Pension and other postretirement benefits	$15.0	$9.4	$(5.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Inventories	$(282.3)	$(282.3)	$—
Income taxes	$(4.7)	$(3.5)	$1.2
Net cash provided (required) by operating activities of continuing operations	$15.7	$15.7	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Nine Months Ended September 30, 2021
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$546.8	$(3.0)	$8.5	$5.5	$552.3
Income (loss) from continuing operations	$579.2	$(3.0)	$8.5	$5.5	$584.7
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Pension and other postretirement benefits	$18.4	$—	$(10.8)	$(10.8)	$7.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Inventories	$(371.2)	$3.8	$—	$3.8	$(367.4)
Income taxes	$(23.5)	$(0.8)	$2.3	$1.5	$(22.0)
Net cash provided (required) by operating activities of continuing operations	$298.2	$—	$—	$—	$298.2

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at December 31, 2020
Retained earnings	$4,506.4	$100.0	$(1.5)	$98.5	$4,604.9
Accumulated Other Comprehensive Income (Loss)	$(282.2)	$—	$1.5	$1.5	$(280.7)
Total equity	$2,984.2	$100.0	$—	$100.0	$3,084.2

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at March 31, 2021
Retained earnings	$4,627.0	$99.0	$1.4	$100.4	$4,727.4
Accumulated Other Comprehensive Income (Loss)	$(282.8)	$—	$(1.4)	$(1.4)	$(284.2)
Total equity	$3,031.3	$99.0	$—	$99.0	$3,130.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at June 30, 2021
Retained earnings	$4,767.9	$98.0	$4.2	$102.2	$4,870.1
Accumulated Other Comprehensive Income (Loss)	$(304.5)	$—	$(4.2)	$(4.2)	$(308.7)
Total equity	$3,134.1	$98.0	$—	$98.0	$3,232.1

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at September 30, 2021
Retained earnings	$4,864.9	$97.0	$7.0	$104.0	$4,968.9
Accumulated Other Comprehensive Income (Loss)	$(284.2)	$—	$(7.0)	$(7.0)	$(291.2)
Total equity	$3,057.0	$97.0	$—	$97.0	$3,154.0

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at December 31, 2021
Retained earnings	$4,991.3	$91.8	$9.8	$101.6	$5,092.9
Accumulated Other Comprehensive Income (Loss)	$(315.7)	$—	$(9.8)	$(9.8)	$(325.5)
Total equity	$3,051.9	$91.8	$—	$91.8	$3,143.7

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at March 31, 2022
Retained earnings	$5,131.8	$91.8	$9.8	$101.6	$5,233.4
Accumulated Other Comprehensive Income (Loss)	$(435.6)	$—	$(9.8)	$(9.8)	$(445.4)
Total equity	$3,082.2	$91.8	$—	$91.8	$3,174.0

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at June 30, 2022
Retained earnings	$5,199.1	$91.8	$9.8	$101.6	$5,300.7
Accumulated Other Comprehensive Income (Loss)	$(460.4)	$—	$(9.8)	$(9.8)	$(470.2)
Total equity	$3,127.3	$91.8	$—	$91.8	$3,219.1

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Balance at September 30, 2022
Retained earnings	$5,248.8	$5,354.8	$106.0
Accumulated Other Comprehensive Income (Loss)	$(527.8)	$(542.0)	$(14.2)
Total equity	$3,111.8	$3,203.6	$91.8
COVID-19 Pandemic
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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU enhances the transparency of supplier finance programs and their effect on working capital, liquidity, and cash flows. The new standard is effective for fiscal years beginning after December 15, 2022 (i.e. a January 1, 2023 effective date), including interim periods within those years. Early adoption is permitted. The amendments in the ASU should be applied retrospectively to all periods in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. We offer to a select group of suppliers a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Agreements under these supplier financing programs are recorded within Accounts payable, trade and other in our condensed consolidated balance sheets and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. The amendments in this ASU will impact disclosure requirements they do not affect the recognition, measurement, or financial statement presentation of obligations covered by our SCF programs.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three and nine months ended September 30, 2022 and 2021.

The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
North America	$241.2	$199.8	$995.6	$791.3
Latin America	697.1	516.9	1,394.5	1,019.7
Europe, Middle East & Africa (EMEA)	150.7	171.4	829.7	843.7
Asia	288.2	305.9	960.5	976.9
Total Revenue	$1,377.2	$1,194.0	$4,180.3	$3,631.6

The following table provides information about disaggregated revenue by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Insecticides	$872.3	$792.3	$2,536.1	$2,221.1
Herbicides	323.6	262.3	1,108.3	954.8
Fungicides	75.3	63.4	247.3	248.4
Plant Health	53.2	53.5	169.3	155.8
Other	52.8	22.5	119.3	51.5
Total Revenue	$1,377.2	$1,194.0	$4,180.3	$3,631.6

We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The majority of our product lines consist of insecticides and herbicides, with a smaller portfolio of fungicides mainly used in high value crop segments. We are investing in plant health which includes our growing biological products. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as smaller classes of pesticides, growth promoters, and other miscellaneous revenue sources.
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2021	Balance as of September 30, 2022	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,641.1	$2,664.5	$23.4
Contract liabilities: Advance Payments from customers	630.7	3.3	(627.4)
____________________
(1)     Amount includes $2,599.9 million of trade receivables and $64.6 million of net long-term customer receivables as of September 30, 2022. See Note 6 for more information.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of September 30, 2022. Refer to Note 6 for further information.
The amount of revenue recognized in the nine months ended September 30, 2022 that was included in the opening contract liability balance is $627.4 million.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers were $630.7 million as of December 31, 2021 and $3.3 million as of September 30, 2022.
Manufacturing and Seed Supply Agreements
As part of the DuPont Crop Protection Business Acquisition in 2017, we acquired various manufacturing contracts. The manufacturing contracts have been recognized as an asset or liability to the extent the terms of the contract were favorable or unfavorable compared with market terms of the same or similar items at the date of the acquisition.
We also entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost. The unfavorable liability is recorded within "Accrued and other liabilities" on the condensed consolidated balance sheets and is reduced and recognized to revenues within earnings as sales are made. The amount recognized in revenue for the nine months ended September 30, 2022 and 2021 was approximately $82 million and $77 million, and $28 million and $26 million for the three months ended September 30, 2022 and 2021, respectively.
The manufacturing contracts and supply agreements discussed above ended on October 31, 2022 at the end of the five year term and as such, the unfavorable liability has been fully recognized and reduced to zero.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2021	$1,463.3
Acquisitions (See Note 5)	130.7
Foreign currency and other adjustments	(19.9)
Balance, September 30, 2022	$1,574.1

We perform our goodwill and indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2022 annual goodwill and indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2022. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. Additionally, no indefinite-lived asset impairment existed and the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	September 30, 2022			December 31, 2021
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,103.2	$(328.0)	$775.2	$1,147.1	$(301.3)	$845.8
Patents	1.7	(1.3)	0.4	1.8	(1.3)	0.5
Brands (1)	14.7	(9.4)	5.3	17.1	(9.9)	7.2
Purchased and licensed technologies	121.0	(41.4)	79.6	60.2	(40.7)	19.5
Other intangibles	1.8	(1.7)	0.1	2.3	(1.7)	0.6
	$1,242.4	$(381.8)	$860.6	$1,228.5	$(354.9)	$873.6

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.1		$1,259.1	$1,259.1		$1,259.1
Brands (1)	342.9		342.9	389.2		389.2
In-process research & development	10.1		10.1	—		—
	$1,612.1		$1,612.1	$1,648.3		$1,648.3
Total intangible assets	$2,854.5	$(381.8)	$2,472.7	$2,876.8	$(354.9)	$2,521.9
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Amortization expense	$15.0	$15.7	$45.7	$47.2

The full year estimated pre-tax amortization expense for the year ended December 31, 2022 and each of the succeeding five years is approximately $58 million, $56 million, $56 million, $60 million, $62 million, and $62 million, respectively.

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

The purchase price of approximately $190 million was paid at closing on July 19, 2022. The acquisition, which was accounted for as a business combination, includes all of BioPhero’s technology, IP, supply agreements, employees and net assets of the business.

Purchase Price Allocation
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained.
The purchase price allocation is preliminary as of September 30, 2022. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, that would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for the BioPhero acquisition and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Preliminary Purchase Price Allocation as of July 19, 2022
(in Millions)
Fair Value of Assets Acquired
Cash	$10.0
Intangible assets
Developed Technology (1)	66.3
In-process research & development	10.5
Goodwill	130.7
Other Assets	3.4
Total Assets	$220.9
Fair Value of Liabilities Assumed
Deferred income tax liabilities	$16.6
Other Liabilities	1.1
Total Liabilities	17.7
Net Assets	$203.2

Total Purchase Consideration:	Amount
Cash purchase price, net of acquired cash	$193.2
Cash payment from working capital adjustment (2)	2.5
Cash purchase price paid during the third quarter 2022	$190.7
____________________
(1) Expected life is 15 years and will be amortized based on the pattern of economic benefit
(2) Payment made October 3, 2022

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2020	$27.9
Additions - charged to expense	17.2
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(7.1)
Balance, December 31, 2021	$37.4
Additions - charged to expense	(0.9)
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	(2.5)
Balance, September 30, 2022	$34.5

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $64.6 million as of September 30, 2022. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2020	$24.7
Additions - charged to expense	3.9
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(1.5)
Net recoveries, write-offs and other	—
Balance, December 31, 2021	$27.7
Additions - charged to expense	(1.3)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	(0.4)
Balance, September 30, 2022	$25.5

Receivables Securitization Facility:
FMC entered into a trade receivables securitization program, primarily impacting our Brazilian operations during the third quarter of 2022. On a revolving basis, FMC may sell certain trade receivables into the facility in exchange for cash. A portion of the total receivables sold are deferred as an asset on our condensed consolidated balance sheets representing FMC’s beneficial interest in the securitization fund.
During the third quarter of 2022, approximately $50 million of trade receivables were transferred to the fund. In all instances, the transferred financial assets are sold on a nonrecourse basis and have met the true sale criteria under ASC Topic 860. FMC has surrendered control of the receivables and as a result they will no longer be recognized on the condensed consolidated balance sheets. FMC may be engaged to serve as a special servicer for any delinquent receivables. In that capacity, we are entitled to market rate compensation for those services. The $5 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense and recognized during the third quarter.
Cash receipts totaling $26 million from the sale of trade receivables under the securitization arrangement, received at the time of sale, are classified as cash flows from operating activities. During the third quarter, approximately $19 million of the sale was retained by the securitization fund and is recognized as a noncash investing activity. This asset is recorded within other long-term assets on the condensed consolidated balance sheets.

Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.
We account for these transactions as true sales and as a result they will no longer be recognized on the condensed consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our condensed consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded as an expense within the condensed consolidated statements of income (loss) and has been inconsequential during each reporting period. There were no other material factoring transactions completed during the three and nine months ended September 30, 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2022	December 31, 2021

Finished goods	$586.4	$559.2
Work in process	898.5	730.8
Raw materials, supplies and other	246.6	231.9
Net inventories	$1,731.5	$1,521.9
Effective July 1, 2022, we changed our accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. See Note 1 to the Condensed Consolidated Financial Statements for additional information of the effect of the change.

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2022	December 31, 2021
Property, plant and equipment	$1,361.6	$1,329.5
Accumulated depreciation	(572.0)	(512.5)
Property, plant and equipment, net	$789.6	$817.0

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Restructuring charges	$2.0	$2.1	$16.6	$18.9
Other charges (income), net	7.0	30.7	82.3	33.4
Total restructuring and other charges (income)	$9.0	$32.8	$98.9	$52.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities which commenced prior to 2022, see Note 9 to our consolidated financial statements included within our 2021 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring (3)	$—	$0.1	$—	$0.1
Regional realignment (4)	0.4	0.7	—	1.1
Other items	0.1	0.7	—	0.8
Three Months Ended September 30, 2022	$0.5	$1.5	$—	$2.0
DuPont Crop restructuring (3)	$—	$0.8	$—	$0.8
Regional realignment (4)	0.7	0.3	—	1.0
Other items	0.3	—	—	0.3
Three Months Ended September 30, 2021	$1.0	$1.1	$—	$2.1

DuPont Crop restructuring (3)	$—	$0.6	$—	$0.6
Regional realignment (4)	3.8	2.2	—	6.0
Other items	—	1.8	8.2	10.0
Nine Months Ended September 30, 2022	$3.8	$4.6	$8.2	$16.6

DuPont Crop restructuring	$1.2	$3.7	$0.9	$5.8
Regional realignment (4)	5.2	3.5	0.2	8.9
Other items	4.2	—	—	4.2
Nine Months Ended September 30, 2021	$10.6	$7.2	$1.1	$18.9
____________________
(1)Primarily represents costs associated with miscellaneous restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges. The amount for the nine months ended September 30, 2022 represents fixed asset charges resulting from the closure of certain manufacturing sites during the period.
(3)Restructuring charges related to DuPont Crop restructuring during the three and nine months ended September 30, 2022 and September 30, 2021 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.
(4)Beginning in the second quarter of 2021, we began to consolidate our global operations into centralized regional headquarters within EMEA and APAC. The regional realignment restructuring charges during the three and nine months ended September 30, 2022 and September 30, 2021 are primarily related to severance and other exit costs resulting from this consolidation.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/21 (4)	Change in reserves (5)	Cash payments (6)	Other	Balance at 9/30/22 (4)
DuPont Crop restructuring (1)	$8.6	$0.6	$(4.0)	$(0.1)	$5.1
Regional realignment (2)	4.0	6.0	(5.4)	—	4.6
Other workforce related and facility shutdowns (3)	2.3	1.8	(3.3)	—	0.8
Total	$14.9	$8.4	$(12.7)	$(0.1)	$10.5
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
(6)In addition to the spend above, for the nine months ended September 30, 2022 there was also approximately $6.7 million of spending related to the Furadan® asset retirement obligation as well as $6.3 million of additional spending for items in the restructuring and other charge line item that are not in the rollforward above.
Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Environmental charges, net	$3.4	$3.7	$1.0	$3.3
Exit from Russian Operations	—	—	76.1	—
Other items, net	3.6	27.0	5.2	30.1
Other charges (income), net	$7.0	$30.7	$82.3	$33.4

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Exit from Russian Operations
As the Russia-Ukraine war continues, our values as a company as well as the sanctions imposed on, and cross-sanctions imposed and announced by, the Russian Federation led us to cease operations and business in Russia. This decision was made in mid-April when we concluded that it was not sustainable to continue operations. As a result of this decision, we recorded a charge of approximately $76.1 million during the nine months ended September 30, 2022. The charge primarily consists of noncash asset write offs, mainly working capital as well as the value of a packaging and formulation facility. This charge included approximately $7 million of cash that was stranded and not accessible to us.

Other Items, net
Other items, net for the three and nine months ended September 30, 2021 includes $23.8 million of charges for the establishment of reserves for certain historical India indirect tax matters that were triggered during the period.

Note 10: Debt
Debt maturing within one year:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	September 30, 2022	December 31, 2021
Short-term foreign debt (1)	$80.1	$112.2
Commercial paper (2)	660.3	244.1
Total short-term debt	$740.4	$356.3
Current portion of long-term debt	85.9	84.5
Total short-term debt and current portion of long-term debt (3)	$826.3	$440.8
____________________
(1)At September 30, 2022, the average effective interest rate on the borrowings was 16.8 percent.
(2)At September 30, 2022, the average effective interest rate on the borrowings was 3.52 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

Long-term debt:

(in Millions)	September 30, 2022
	Interest Rate Percentage	Maturity Date	September 30, 2022	December 31, 2021
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $0.6 and $0.7, respectively)	3.20% - 4.50%	2024 - 2049	1,899.4	1,899.3
2021 Term Loan Facility	4.15%	2024	800.0	800.0
Revolving Credit Facility (1)	5.80%	2027	—	—
Foreign debt	0% - 15.30%	2023 - 2024	85.9	84.7
Debt issuance cost			(16.8)	(17.7)
Total long-term debt			$2,818.4	$2,816.2
Less: debt maturing within one year			85.9	84.5
Total long-term debt, less current portion			$2,732.5	$2,731.7
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $160.0 million and available funds under this facility were $1,179.7 million at September 30, 2022.

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

Covenants
Among other restrictions, our Revolving Credit Facility and 2021 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2022 was 2.84, which is below the maximum leverage of 3.50 at September 30, 2022. As amended pursuant to the Revolving Credit Agreement discussed within our 2021 Form 10-K, the maximum leverage ratio stepped down to 3.50 for the period ending December 31, 2021 and future quarters thereafter. Our actual interest coverage for the four consecutive quarters ended September 30, 2022 was 9.35, which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at September 30, 2022.

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

Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(0.7) and $(2.4) for the three and nine months ended September 30, 2022, and $(6.1) and $(8.2) for the three and nine months ended September 30, 2021, respectively	$(1.6)	$(6.6)	$(5.1)	$(9.2)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.0 and $1.9 for the three and nine months ended September 30, 2022, and $1.0 and $2.6 for the three and nine months ended September 30, 2021, respectively	(2.8)	(3.3)	(5.5)	(9.0)
Gain on sales of land, net of recoveries, net of income tax benefit of zero and zero for the three and nine months ended September 30, 2022, and $(3.5) and $(3.5) for the three and nine months ended September 30, 2021, respectively (1)	—	13.2	—	13.2
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $3.1 and $8.4 for the three and nine months ended September 30, 2022, and $3.5 and $7.3 for the three and nine months ended September 30, 2021, respectively	(11.8)	(13.0)	(31.6)	(27.4)
Discontinued operations, net of income taxes	$(16.2)	$(9.7)	$(42.2)	$(32.4)
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

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2021	$514.6	$(11.4)	$503.2
Provision (Benefit)	11.4	(1.0)	10.4
(Spending) Recoveries	(46.6)	—	(46.6)
Foreign currency translation adjustments	(10.3)	—	(10.3)
Net change	$(45.5)	$(1.0)	$(46.5)
Total environmental reserves at September 30, 2022	$469.1	$(12.4)	$456.7

Environmental reserves, current (1)	$101.4	$(1.2)	$100.2
Environmental reserves, long-term (2)	367.7	(11.2)	356.5
Total environmental reserves at September 30, 2022	$469.1	$(12.4)	$456.7
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at September 30, 2022. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2021	Increase (Decrease) in recoveries	Cash received	September 30, 2022
Environmental recoveries	$4.5	$2.0	$(0.5)	$6.0

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Environmental provisions, net - recorded to liabilities (1)	$7.3	$8.1	$10.4	$15.6
Environmental provisions, net - recorded to assets (2)	(0.1)	(0.1)	(2.0)	(0.7)
Environmental provision, net	$7.2	$8.0	$8.4	$14.9

Continuing operations (3)	$3.4	$3.7	$1.0	$3.3
Discontinued operations (4)	3.8	4.3	7.4	11.6
Environmental provision, net	$7.2	$8.0	$8.4	$14.9
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2022 there were 0.5 million and 0.4 million potential common shares excluded from Diluted EPS,

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
respectively. For the three and nine months ended September 30, 2021 there were 0.4 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$137.2	$169.4	$504.8	$581.3
Discontinued operations, net of income taxes	(16.2)	(9.7)	(42.2)	(32.4)
Net income (loss) attributable to FMC stockholders	$121.0	$159.7	$462.6	$548.9
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	(0.4)	(1.1)	(1.3)
Net income (loss) allocable to common stockholders	$120.7	$159.3	$461.5	$547.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.09	$1.32	$3.99	$4.51
Discontinued operations	(0.13)	(0.08)	(0.33)	(0.25)
Net income (loss) attributable to FMC stockholders	$0.96	$1.24	$3.66	$4.26
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.08	$1.32	$3.98	$4.48
Discontinued operations	(0.13)	(0.08)	(0.33)	(0.25)
Net income (loss) attributable to FMC stockholders	$0.95	$1.24	$3.65	$4.23
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	126,224	128,313	126,157	128,951
Weighted average additional shares assuming conversion of potential common shares	667	678	722	763
Shares – diluted basis	126,891	128,991	126,879	129,714

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(240.8)	$(325.5)
2022 Activity
Other comprehensive income (loss) before reclassifications	(211.4)	(36.4)	(0.1)	(247.9)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	20.4	6.8	31.4
Net current period other comprehensive income (loss)	$(207.2)	$(16.0)	$6.7	$(216.5)
Accumulated other comprehensive income (loss), net of tax at September 30, 2022	$(269.7)	$(38.2)	$(234.1)	$(542.0)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(234.4)	$(282.2)
Cumulative Effect of Accounting Changes (See Note 1)	—	—	1.5	1.5
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(232.9)	$(280.7)
2021 Activity
Other comprehensive income (loss) before reclassifications	(61.1)	34.1	(2.2)	(29.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.8	6.9	18.7
Net current period other comprehensive income (loss)	$(61.1)	$45.9	$4.7	$(10.5)
Accumulated other comprehensive income (loss), net of tax at September 30, 2021	$(37.1)	$(25.9)	$(228.2)	$(291.2)
____________________
(1)    See Note 18 for more information.
(2)    See Note 16 for more information.

Certain amounts have been adjusted to reflect the change in pension accounting method, as described in Note 1 to our condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the condensed consolidated statements of income (loss) for each of the periods presented:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Foreign currency translation adjustments:
Divestiture of Russia operations (2)	$—	$—	$(4.2)	$—	Restructuring and other charges (income)

Derivative instruments
Gain (loss) on foreign currency contracts	$(17.6)	$(1.9)	$(32.7)	$(14.3)	Costs of sales and services
Gain (loss) on foreign currency contracts	0.5	1.7	4.0	2.0	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.0)	(1.0)	(3.0)	(3.1)	Interest expense, net
Total before tax	$(18.1)	$(1.2)	$(31.7)	$(15.4)
	6.1	0.6	11.3	3.6	Provision for income taxes
Amount included in net income (loss)	$(12.0)	$(0.6)	$(20.4)	$(11.8)

Pension and other postretirement benefits (3)
Amortization of prior service costs	$—	$(0.1)	$—	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	0.1	(2.7)	(8.1)	(8.1)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	(0.1)	(0.4)	(0.5)	(0.4)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$—	$(3.2)	$(8.6)	$(8.7)
	—	0.7	1.8	1.8	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$—	$(2.5)	$(6.8)	$(6.9)
Total reclassifications for the period	$(12.0)	$(3.1)	$(31.4)	$(18.7)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)The reclassification of historical cumulative translation adjustments was the result of the exit from our Russian operations. See Note 9 within these consolidated financial statements for more information.
(3)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16. Certain amounts have been adjusted to reflect the change in pension accounting method, as described in Note 1 to our condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Dividends and Share Repurchases
During the nine months ended September 30, 2022 and September 30, 2021, we paid dividends of $200.6 million and $186.2 million, respectively. On October 20, 2022, we paid dividends totaling $66.9 million to our shareholders of record as of September 30, 2022. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of September 30, 2022.

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing the previous authorization in its entirety. During the nine months ended September 30, 2022, no shares were repurchased under the publicly announced repurchase program. At September 30, 2022, $1.0 billion remained unused under our Board-authorized repurchase program. In October, 0.9 million shares were repurchased under the publicly announced repurchase program, totaling $100 million. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 15: Leases
We lease office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from one to 20 years, with some leases having terms greater than 20 years. Our lease portfolio includes agreements with renewal options, purchase options and clauses for early termination based on the terms specific to the agreement.
At contract inception, we review the facts and circumstances of the arrangement to determine if the contract is a lease. We follow the guidance in ASC 842-10-15 and consider the following: whether the contract has an identified asset; if we have the right to obtain substantially all economic benefits from the asset; and if we have the right to direct the use of the underlying asset. When determining if a contract has an identified asset, we consider both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if we have the right to obtain substantially all economic benefits from the asset, we consider the primary outputs of the identified asset throughout the period of use and determine if we receive greater than 90 percent of those benefits. When determining if we have the right to direct the use of an underlying asset, we consider if we have the right to direct how and for what purpose the asset is used throughout the period of use and if we control the decision-making rights over the asset. All leased assets are classified as operating or finance under ASC 842. The lease term is determined as the non-cancellable period of the lease, together with all of the following: periods covered by an option to extend the lease which are reasonably certain to be exercised, periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. At commencement, we assess whether any options included in the lease are reasonably certain to be exercised by considering all relevant economic factors including contract-based, asset-based, market-based, and company-based factors.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable or our incremental borrowing rate at the lease commencement date. When determining our incremental borrowing rate, we consider our centralized treasury function and our current credit profile. We then make adjustments to this rate for securitization, the length of the lease term, and leases denominated in foreign currencies. Minimum lease payments are expensed over the term of the lease on a straight-line basis. Some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments which we are typically responsible for include payment of vehicle insurance, real estate taxes, and maintenance expenses.
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
The ROU asset and lease liability balances as of September 30, 2022 and December 31, 2021 were as follows:

(in Millions)	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$123.9	$135.2
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$22.5	$23.5
Operating lease noncurrent liabilities	Other long-term liabilities	127.5	140.0
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Lease Cost Classification	2022	2021	2022	2021
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.5	$8.3	$25.3	$25.6
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.8	1.2	4.4	3.6
Total lease cost		$10.3	$9.5	$29.7	$29.2

September 30, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.6
Weighted-average discount rate	4.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.1)	$(7.9)	$(25.2)	$(25.5)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.4	$0.8	$15.5	$16.7

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2022 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2022 (excluding the nine months ending September 30, 2022)	$7.5
2023	26.0
2024	21.0
2025	19.1
2026	17.6
Thereafter	89.6
Total undiscounted lease payments	$180.8
Less: Present value adjustment	(30.8)
Present value of lease liabilities	$150.0

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$0.4	$0.9	$—	$—	$2.7	$3.5	$—	$—
Interest cost	7.5	6.2	—	0.1	22.0	18.4	0.2	0.2
Expected return on plan assets	(9.3)	(8.0)	—	—	(24.8)	(23.9)	—	—
Amortization of prior service cost (credit)	—	—	—	—	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	0.2	3.1	(0.2)	(0.3)	9.2	9.5	(0.6)	(0.7)
Recognized loss due to settlement (1)	0.1	0.4	—	—	0.5	0.4	—	—
Net periodic benefit cost (income)	$(1.1)	$2.6	$(0.2)	$(0.2)	$9.7	$8.0	$(0.4)	$(0.5)
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

Certain amounts have been adjusted to reflect the change in pension accounting method, as described in Note 1 to our condensed consolidated financial statements.

Note 17: Income Taxes
Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2022 were 21.1 percent and 20.9 percent, respectively. Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2021 were 5.1 percent and 11.5 percent, respectively. The increase in the effective income tax rate was primarily driven by our decision to cease operations and business in Russia during the second quarter of 2022. As a result, we recorded a pre-tax charge of $76.1 million during the three months ended June 30, 2022 with minimal tax benefit. Refer to Note 9 for additional information. Also increasing the effective tax rate were certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022, and geographic earnings mix. Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2021 were impacted by a $17.7 million tax reserve release related to our domestic operations.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,375.5 million and $3,409.8 million and the carrying amount is $3,558.8 million and $3,172.5 million as of September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $0.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2023. At September 30, 2022, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,132.4 million.
As of September 30, 2022, we had open interest rate contracts in AOCI in a net after tax gain position of $25.2 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At September 30, 2022, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $200.0 million.
In conjunction with prior bond issuances, we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. These settlements resulted in a loss which was recorded in other comprehensive income and is being amortized over the various terms of these notes. As of September 30, 2022, there was a remaining net after-tax loss of $54.8 million in AOCI related to this settlement.
As of September 30, 2022, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2022, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $1.6 million of the net losses after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending September 30, 2023 if spot rates in the future are consistent with forward rates as of September 30, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,618.6 million at September 30, 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$56.2	$16.3	$72.5	$(57.0)	$15.5
Interest rate contracts	28.6	—	28.6	—	28.6
Total derivative assets (1)	$84.8	$16.3	$101.1	$(57.0)	$44.1

Foreign exchange contracts	$(57.4)	$(8.8)	$(66.2)	$57.0	$(9.2)
Total derivative liabilities (2)	$(57.4)	$(8.8)	$(66.2)	$57.0	$(9.2)

Net derivative assets (liabilities)	$27.4	$7.5	$34.9	$—	$34.9

	December 31, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$35.9	$5.7	$41.6	$(21.9)	$19.7
Interest rate contracts	3.7	—	3.7	—	3.7
Total derivative assets (1)	$39.6	$5.7	$45.3	$(21.9)	$23.4

Foreign exchange contracts	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)
Total derivative liabilities (2)	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)

Net derivative assets (liabilities)	$23.4	$(4.0)	$19.4	$—	$19.4
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended September 30,
(in Millions)	2022	2021	2022	2021	2022	2021
Unrealized hedging gains (losses) and other, net of tax	$(3.2)	$40.7	$11.3	$0.9	$8.1	$41.6
Reclassification of deferred hedging (gains) losses, net of tax (1)	11.2	(0.2)	0.8	0.8	12.0	0.6
Total derivative instrument impact on comprehensive income, net of tax	$8.0	$40.5	$12.1	$1.7	$20.1	$42.2

	Contracts
	Foreign Exchange		Interest rate		Total
	Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021	2022	2021
Unrealized hedging gains (losses) and other, net of tax	$(58.7)	$30.1	$22.3	$4.0	$(36.4)	$34.1
Reclassification of deferred hedging (gains) losses, net of tax (1)	18.0	9.2	2.4	2.6	20.4	11.8
Total derivative instrument impact on comprehensive income, net of tax	$(40.7)	$39.3	$24.7	$6.6	$(16.0)	$45.9
______________
(1)See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Foreign exchange contracts	$6.3	$(0.2)	$(28.8)	$(27.9)
Total	$6.3	$(0.2)	$(28.8)	$(27.9)
______________
(1)Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. These amounts are included in "Costs of sales and services" and to a lesser extent "Selling, general, and administrative expenses" on the consolidated statements of income (loss).

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

(in Millions)	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$15.5	$—	$15.5	$—
Derivatives – Interest rate (1)	28.6	—	28.6	—
Other (2)(3)	36.4	17.1	—	19.3
Total assets	$80.5	$17.1	$44.1	$19.3

Liabilities
Derivatives – Foreign exchange (1)	$9.2	$—	$9.2	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (4)	21.9	21.9	—	—
Total liabilities	$31.1	$21.9	$9.2	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$19.7	$—	$19.7	$—
Derivatives - Interest Rate (1)	3.7	—	3.7	—
Other (2)	21.1	21.1	—	—
Total assets	$44.5	$21.1	$23.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.0	$—	$4.0	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (4)	26.2	26.2	—	—
Total liabilities	$30.2	$26.2	$4.0	$—
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
(3)FMC maintains a beneficial interest in a trade receivables securitization fund. The fair value of the beneficial interest is determined by calculating the expected amount of cash to be received on the fund’s outstanding credit notes. As part of this evaluation, we rely on unobservable inputs, including estimating the anticipated credit losses. We consider historical information, current conditions and other reasonable factors as part of this assessment. Asset amounts are included in "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
(4)Primarily consists of a deferred compensation arrangement recognized on our balance sheets. Both the asset and liability are recorded at fair value. Liability amounts are included in "Other long-term liabilities" in the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheets during the periods presented.

Note 19: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2022. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$184.2
Other debt guarantees (2)	1.2
Total	$185.4
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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2021 Form 10-K. There have been no significant updates since the information included in our 2021 Form 10-K.

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

OVERVIEW
We are an agricultural sciences company, providing innovative solutions to growers around the world with a robust product portfolio fueled by a market-driven discovery and development pipeline in crop protection, crop enhancement, and professional pest and turf management. We operate in a single distinct business segment. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. This powerful combination of advanced technologies includes leading insect control products based on Rynaxypyr® and Cyazypyr® active ingredients; Authority®, Boral®, Centium®, Command® and Gamit® branded herbicides; Isoflex™ active herbicide ingredient; Talstar® and Hero® branded insecticides; and flutriafol-based fungicides and biologicals such as Quartzo® and Presence® bionematicides as well as crop enhancers such as Accudo®. The FMC portfolio also includes Arc™ farm intelligence.

Russia's Invasion of Ukraine
In mid-April, we announced the decision to discontinue our operations and business in Russia. Our values as a company did not allow us to operate and grow our business in Russia. We recorded exit charges of approximately $76 million during the second quarter. See Note 9 for more information. We are closely monitoring any potential impacts on our raw material and supply chain costs arising out of Russia's invasion of Ukraine.

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
Third Quarter 2022 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended September 30, 2022:
•Revenue of $1,377.2 million for the three months ended September 30, 2022 increased $183.2 million or approximately 15 percent versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by approximately 21 percent, sales in Latin America increased approximately 35 percent, sales in Europe, Middle East and Africa decreased approximately 12 percent, and sales in Asia decreased approximately 6 percent as foreign currency headwinds more than offset pricing gains in the region. The increase was mostly driven by volume growth primarily in Latin America and North America and price increases across all regions. Excluding foreign currency impacts, revenue increased 19 percent during the quarter.
•Our gross margin of $477.5 million decreased versus the prior year quarter by $34.0 million driven by higher cost of goods sold, primarily resulting from inflation, and foreign currency headwinds. These were partially offset by higher volumes in Latin America and North America and higher prices in all regions. Gross margin percent of approximately 35 percent decreased compared to approximately 43 percent in the prior year period, driven by higher input costs and foreign currency headwinds.
•Selling, general and administrative expenses decreased from $183.5 million to $179.4 million, or approximately 2 percent. The decrease in selling, general, and administrative expenses is a result of foreign currency gains.

•Research and development expenses of $78.5 million remained relatively flat compared to the previous year.
•Net income (loss) attributable to FMC stockholders decreased from $159.7 million for the three months ended September 30, 2021 to $121.0 million for the three months ended September 30, 2022 which represents a decrease of $38.7 million, or approximately 24 percent. The lower results were driven by lower gross margin and an increase in the provision for income taxes. This was partially offset by lower restructuring and other charges. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $155.6 million decreased compared to the prior year amount of $183.9 million. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
Other Highlights
On June 29, 2022 we announced a definitive agreement to acquire BioPhero ApS ("BioPhero"), a Denmark-based pheromone research and production company. The acquisition adds state-of-the-art biologically produced pheromone insect control technology to our product portfolio and R&D pipeline, underscoring our role as a leader in delivering innovative and sustainable crop protection solutions. We expect pheromones and pheromone-based products to contribute approximately $1 billion in revenue at above company-average EBITDA margin by 2030. The purchase price of approximately $190 million was paid at closing on July 19, 2022. See Note 5 for additional information.
During the quarter we made certain accounting policy changes for inventory costing and net periodic benefit cost. The effects of these changes in accounting principle have been retrospectively applied to all periods presented and as such certain prior period amounts have been adjusted. See Note 1 for further information.
2022 Outlook Update
With continued strength in market demand and successful pricing actions offsetting cost increases, we are raising our full-year 2022 revenue guidance to be in the range of approximately $5.6 billion to $5.8 billion, up approximately 13 percent at the midpoint versus 2021. We are narrowing the full year adjusted EBITDA(1) range to $1.37 billion to $1.43 billion, representing 7 percent growth at the midpoint versus 2021 results. 2022 adjusted earnings per share is narrowed and it is now expected to be in the range of $7.10 to $7.60 per diluted share(1), representing a year over year increase of 7 percent at the midpoint. Full-year earnings growth drivers include pricing actions and strong volumes, partially offset by foreign currency impacts. Adjusted earnings estimates do not include the benefit of any future share repurchases. For cash flow outlook, refer to the "Liquidity and Capital Resources" section below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,377.2	$1,194.0	$4,180.3	$3,631.6
Costs and Expenses
Costs of sales and services	899.7	682.5	2,539.1	2,078.4
Gross margin	$477.5	$511.5	$1,641.2	$1,553.2
Selling, general and administrative expenses	179.4	183.5	562.7	519.0
Research and development expenses	78.5	79.5	229.8	219.4
Restructuring and other charges (income)	9.0	32.8	98.9	52.3
Total costs and expenses	$1,166.6	$978.3	$3,430.5	$2,869.1
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$210.6	$215.7	$749.8	$762.5
Non-operating pension and postretirement charges (income)	(1.7)	1.5	6.5	3.9
Income from continuing operations before interest expense, net and income taxes	$212.3	$214.2	$743.3	$758.6
Interest expense, net	41.8	33.1	107.0	98.1
Income (loss) from continuing operations before income taxes	$170.5	$181.1	$636.3	$660.5
Provision (benefit) for income taxes	36.0	9.2	133.0	75.8
Income (loss) from continuing operations	$134.5	$171.9	$503.3	$584.7
Discontinued operations, net of income taxes	(16.2)	(9.7)	(42.2)	(32.4)
Net income (loss) (GAAP)	$118.3	$162.2	$461.1	$552.3
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$9.0	$32.8	$98.9	$52.3
Non-operating pension and postretirement charges (income) (4)	(1.7)	1.5	6.5	3.9
Total transaction-related charges (5)	—	—	—	0.4
Discontinued operations, net of income taxes	16.2	9.7	42.2	32.4
Interest expense, net	41.8	33.1	107.0	98.1
Depreciation and amortization	41.4	43.4	126.6	128.5
Provision (benefit) for income taxes	36.0	9.2	133.0	75.8
Adjusted EBITDA (Non-GAAP) (2)	$261.0	$291.9	$975.3	$943.7
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

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$121.0	$159.7	$462.6	$548.9
Corporate special charges (income), pre-tax (1)	7.3	34.3	105.4	56.6
Income tax expense (benefit) on Corporate special charges (income) (2)	(1.0)	(3.3)	(2.8)	(8.1)
Corporate special charges (income), net of income taxes	$6.3	$31.0	$102.6	$48.5
Discontinued operations attributable to FMC Stockholders, net of income taxes	16.2	9.7	42.2	32.4
Non-GAAP tax adjustments (3)	12.1	(16.5)	32.0	(12.7)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$155.6	$183.9	$639.4	$617.1
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

ORGANIC REVENUE GROWTH RECONCILIATION

	Three Months Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
Total Revenue Change (GAAP)	15%	15%
Less: Foreign Currency Impact	(4)%	(4)%
Organic Revenue Change (Non-GAAP)	19%	19%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended September 30, 2022 vs. 2021
Revenue of $1,377.2 million increased $183.2 million, or approximately 15 percent, versus the prior year period. The increase was primarily driven by volume and price increases, which benefited revenue by approximately 12 percent and 7 percent, respectively. Foreign currency had an unfavorable impact of approximately 4 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 19 percent during the quarter.
Nine Months Ended September 30, 2022 vs. 2021
Revenue of $4,180.3 million increased $548.7 million, or approximately 15 percent, versus the prior year period. The increase was primarily driven by volume and price increases, which benefited revenue by approximately 12 and 7 percent, respectively. Foreign currency had an unfavorable impact of approximately 4 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 19 percent.

Total Revenue by Region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
North America	$241.2	$199.8	$995.6	$791.3
Latin America	697.1	516.9	1,394.5	1,019.7
Europe, Middle East & Africa (EMEA)	150.7	171.4	829.7	843.7
Asia	288.2	305.9	960.5	976.9
Total Revenue	$1,377.2	$1,194.0	$4,180.3	$3,631.6

Three Months Ended September 30, 2022 vs. 2021
North America: Revenue increased approximately 21 percent versus the prior year period. The increase was driven by strong pricing actions. Fungicides grew rapidly in the quarter, especially on corn. Sales in the Midwest helped offset the impact of drought conditions in the West.
Latin America: Revenue increased approximately 35 percent versus the prior year period, driven by growth in Brazil and Argentina. Sales were strong for herbicides and insecticides on soy and corn.
EMEA: Revenue decreased approximately 12 percent, or increased approximately 1 percent excluding foreign currency. The change in revenue from prior year was largely impacted by foreign currency headwinds. This was partially offset by pricing actions and growth in Germany and Central European countries. Diamides grew in fruits and vegetables and oil seed rape. Additionally, herbicides grew on cereals.
Asia: Revenue decreased approximately 6 percent versus the prior year period, or increased approximately 2 percent excluding foreign currency. Foreign currency headwinds and weather conditions, including floods in Pakistan, more than offset price increases and strong demand for new products.
Nine Months Ended September 30, 2022 vs. 2021
North America: Revenue increased approximately 26 percent versus the prior year period. The increase was driven by broad-based growth across a variety of crops such as tree fruits, nuts, vines, corn, and soy. In the US, growth was driven by sales of herbicides, insecticides, and biologicals. In Canada our results were driven by low channel inventory of insecticides, strength in selective herbicides, and the successful launch of Coragen® MaX insecticide.
Latin America: Revenue increased approximately 37 percent versus the prior year period, or approximately 35 percent excluding foreign currency, driven by volume and price increases, particularly in Brazil and Argentina. Growth was led by insecticides and herbicides across a variety of crops.
EMEA: Revenue decreased approximately 2 percent, or increased approximately 10 percent excluding foreign currency. The change in revenue from prior year was largely impacted by foreign currency headwinds. Results were driven by strong pricing actions across the region, demand for selective herbicides on cereals and other crops, and demand for our diamides on fruits and vegetables.
Asia: Revenue decreased approximately 2 percent, or increased approximately 4 percent excluding foreign currency. The change in revenue from prior year was impacted by foreign currency headwinds, a reduction in rice acres in India, and weather conditions. These impacts were partially offset by price actions and strong performance in Australia.
For 2022, full-year revenue is expected to be in the range of approximately $5.6 billion to $5.8 billion, which represents approximately 13 percent growth at the midpoint versus 2021.
Gross margin
Three Months Ended September 30, 2022 vs. 2021
Gross margin of $477.5 million decreased $34.0 million, or approximately 7 percent versus the prior year period. The decrease was primarily due to cost inflation and foreign currency headwinds, which were partially offset by higher revenues driven by increased volumes in Latin America and North America and pricing gains. Gross margin percent of approximately 35 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by higher input costs and foreign currency headwinds.
Nine Months Ended September 30, 2022 vs. 2021
Gross margin of $1,641.2 million increased $88.0 million, or approximately 6 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes in Latin America and North America and higher prices in all regions, partially offset by higher cost inflation and foreign currency headwinds. Gross margin percent of approximately 39 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by higher input costs.
Selling, general and administrative expenses
Three Months Ended September 30, 2022 vs. 2021
Selling, general and administrative expenses of $179.4 million decreased $4.1 million, or 2 percent, versus the prior year period as a result of foreign currency gains.
Nine Months Ended September 30, 2022 vs. 2021
Selling, general and administrative expenses of $562.7 million increased $43.7 million, or 8 percent, versus the prior year period. Spending increased globally as a result of our revenue growth, investments in growth programs, labor cost increases, and inflation.
Research and development expenses
Three Months Ended September 30, 2022 vs. 2021
Research and development expenses of $78.5 million remained relatively flat compared to the previous year.
Nine Months Ended September 30, 2022 vs. 2021
Research and development expenses of $229.8 million increased $10.4 million or 5 percent versus the prior year period. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline as well as inflation and labor cost increases.
Depreciation and amortization
Three Months Ended September 30, 2022 vs. 2021
Depreciation and amortization of $41.4 million decreased $2.0 million or 5 percent as compared to the prior year period of $43.4 million.

Nine Months Ended September 30, 2022 vs. 2021
Depreciation and amortization of $126.6 million decreased $1.9 million or 1 percent as compared to the prior year period of $128.5 million.
Interest expense, net
Three Months Ended September 30, 2022 vs. 2021
Interest expense, net of $41.8 million increased $8.7 million compared to the prior year period of $33.1 million. The increase was primarily driven by higher short-term interest rates and higher debt balances, partially offset by benefits of the refinancing activity completed in the fourth quarter of 2021.
Nine Months Ended September 30, 2022 vs. 2021
Interest expense, net of $107.0 million increased $8.9 million compared to the prior year period of $98.1 million. The increase was primarily driven by higher short term interest rates and higher debt balances, partially offset by the benefits of the refinancing activity completed in the fourth quarter of 2021.
Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2022	2021	2022	2021
Restructuring charges	$2.0	$2.1	$16.6	$18.9
Other charges (income), net	7.0	30.7	82.3	33.4
Total restructuring and other charges (income)	$9.0	$32.8	$98.9	$52.3

Three Months Ended September 30, 2022 vs. 2021
Restructuring charges in 2022 of $2.0 million relate to employee separation costs and other exit costs associated with various restructuring initiatives across the globe. During the three month period ended September 30, 2022, these primarily relate to our regional realignment activities.
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
Other charges (income), net in 2022 of $7.0 million is primarily the result of $3.4 million of environmental charges.
Other charges, net in 2021 of $30.7 million primarily consists of $23.8 million charges related to the establishment of reserves for certain historical India indirect tax matters that were triggered during the period.
Nine Months Ended September 30, 2022 vs. 2021
Restructuring charges in 2022 of $16.6 million consist of $9.5 million in fixed asset and other charges resulting from the closure of a manufacturing site during the period. Restructuring charges also include an additional $7.1 million in charges from various restructuring initiatives across the globe.
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
Other charges (income), net in 2022 of $82.3 million is primarily the result of our decision to cease operations and business in Russia during the second quarter of 2022. As a result, we recorded a charge of approximately $76.1 million during the nine months ended September 30, 2022 which consisted primarily of noncash asset write off charges. Other charges (income), net also includes charges related to environmental sites of $1.0 million and other miscellaneous charges of $5.2 million.

Other charges, net in 2021 of $33.4 million primarily consists of $23.8 million charges related to the establishment of reserves for certain historical India indirect tax matters that were triggered during the period. Additionally, there were charges related to environmental sites of $3.3 million.
Non-operating pension and postretirement charges (income)
Income for the three months ended September 30, 2022 was $1.7 million compared to charges of $1.5 million for the three months ended September 30, 2021. Charges for the nine months ended September 30, 2022 were $6.5 million compared to charges of $3.9 million for the nine months ended September 30, 2021. The increase in non-operating pension and postretirement charges (income) is attributable to lower expected return on plan assets and higher interest costs due to an increase in rates. As previously disclosed, we changed our method of accounting to the fair value approach for our liability-hedging asset class, which does not involve deferring the impact of excess plan asset gains or losses in the determination of these two components of net periodic benefit cost. This class of assets is comprised solely of fixed income securities and therefore, provides a natural hedge (liability-hedging assets) against the changes in the recorded amount of net periodic benefit cost. No change is being made to the accounting principle for the other classes of pension assets; however our U.S. qualified pension plan reached fully funded status during 2018 and since that point the portfolio has been invested 100 percent in fixed income securities and cash.

Provision for income taxes
Three Months Ended September 30, 2022 vs. 2021
Provision for income taxes for the three months ended September 30, 2022 was $36.0 million resulting in an effective tax rate of 21.1 percent. Provision for income taxes for the three months ended September 30, 2021 was $9.2 million resulting in an effective tax rate of 5.1 percent. The increase in the effective tax rate from GAAP continuing operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by the factors shown in the table below, the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022, and geographic earnings mix. Our effective income tax rate from GAAP continuing operations for the three months ended September 30, 2021 was impacted by a $17.7 million tax reserve release related to our domestic operations.

	Three Months Ended September 30,
	2022			2021
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$170.5	$36.0	21.1%	$181.1	$9.2	5.1%
Corporate special charges (income)	7.3	1.0		34.3	3.3
Tax adjustments (1)		(12.1)			16.5
Non-GAAP - Continuing operations	$177.8	$24.9	14.0%	$215.4	$29.0	13.5%
_______________
(1)    Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Nine Months Ended September 30, 2022 vs. 2021
Provision for income taxes for the nine months ended September 30, 2022 was $133.0 million resulting in an effective tax rate of 20.9 percent. Provision for income taxes for the nine months ended September 30, 2021 was $75.8 million resulting in an effective tax rate of 11.5 percent. The increase in the effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven by the factors shown in the table below as well as the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022, our decision to cease operations in Russia, and geographic earnings mix. Our effective income tax rates from continuing operations for the nine months ended September 30, 2021 were impacted by a $17.7 million tax reserve release related to our domestic operations.

	Nine Months Ended September 30,
	2022			2021
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$636.3	$133.0	20.9%	$660.5	$75.8	11.5%
Corporate special charges (income) (1)	105.4	2.8		56.6	8.1
Tax adjustments (2)		(32.0)			12.7
Non-GAAP - Continuing operations	$741.7	$103.8	14.0%	$717.1	$96.6	13.5%
_______________
(1)    Primarily our decision to cease operations and business in Russia during the nine months ended September 30, 2022. As a result, we recorded a pre-tax charge of $76.1 million during the nine months ended September 30, 2022 with minimal tax benefit.
(2)    Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended September 30, 2022 vs. 2021
Discontinued operations, net of income taxes represented a loss of $16.2 million for the three months ended September 30, 2022 compared to a loss of $9.7 million for the three months ended September 30, 2021. The loss during both the three months ended September 30, 2022 and 2021 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.
Nine Months Ended September 30, 2022 vs. 2021
Discontinued operations, net of income taxes represented a loss of $42.2 million for the nine months ended September 30, 2022 compared to a loss of $32.4 million for the nine months ended September 30, 2021. The loss during both the nine months ended September 30, 2022 and 2021 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss)
Three Months Ended September 30, 2022 vs. 2021
Net income (loss) decreased to $118.3 million from income of $162.2 million in the prior year period primarily from a decrease in gross margin of approximately $34.0 million and an increase of $26.8 million to the provision for income taxes. This was partially offset by a decrease of $23.8 million to restructuring and other charges.
Nine Months Ended September 30, 2022 vs. 2021
Net income (loss) decreased to $461.1 million from income of $552.3 million in the prior year period. This decrease in net income was primarily due to an increase in restructuring and other charges of approximately $47 million, an increase in selling, general and administrative costs of approximately $44 million, and an increase in provision for income taxes of $57 million, respectively, as compared to the prior period. This was partially offset by an increase in gross margin of approximately $88 million from higher volume.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and nine months ended September 30, 2022 and 2021 are reconciled to Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended September 30, 2022 vs. 2021
Adjusted EBITDA of $261.0 million decreased $30.9 million, or approximately 11 percent versus the prior year period. The decrease was mainly driven by higher costs and foreign currency fluctuations which had an unfavorable impact of approximately 58 percent and 9 percent, respectively, on adjusted EBITDA. These were partially offset by higher pricing in all regions and volume growth which accounted for approximately 29 percent and 27 percent increases, respectively. These pricing actions were taken to offset the sustained cost inflation we are experiencing across our supply chain.
Nine Months Ended September 30, 2022 vs. 2021
Adjusted EBITDA of $975.3 million increased $31.6 million, or approximately 3 percent versus the prior year period. The increase was mainly driven by higher pricing in all regions and volume growth which accounted for approximately 28 percent and 22 percent increases, respectively. These pricing actions were taken to offset the sustained cost inflation we are experiencing across our supply chain. Higher costs, including raw material, energy, logistics, packaging, and labor costs, and foreign currencies fluctuations had an unfavorable impact of approximately 40 percent and 7 percent, respectively, on adjusted EBITDA.
For 2022, full-year Adjusted EBITDA is expected to be in the range of $1.37 billion to $1.43 billion, which represents approximately 7 percent growth at the midpoint versus 2021. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2022 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at September 30, 2022 and December 31, 2021, were $363.8 million and $516.8 million, respectively. Of the cash and cash equivalents balance at September 30, 2022, $330.5 million was held by our foreign subsidiaries. During the third quarter of 2021, we established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments.
Outstanding debt
At September 30, 2022, we had total debt of $3,558.8 million as compared to $3,172.5 million at December 31, 2021. Total debt included $2,732.5 million and $2,731.7 million of long-term debt (excluding current portions of $85.9 million and $84.5 million) at September 30, 2022 and December 31, 2021, respectively. Short-term debt and current portion of long-term debt, which consists of short-term foreign borrowings, commercial paper borrowings, and the current portion of long-term debt, increased from $440.8 million at December 31, 2021 to $826.3 million at September 30, 2022. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for further details. As of September 30, 2022, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2022.
Access to credit and future liquidity and funding needs
At September 30, 2022, our remaining borrowing capacity under our credit facility was $1,179.7 million. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for discussion of the amendments to the Revolving Credit Facility and Term Loan Agreements undertaken in the quarter. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At September 30, 2022, we had $660.3 million commercial paper borrowings under the commercial paper program. At September 30, 2022, the average effective interest rate on the borrowings was 3.52 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs.
Working Capital Initiatives
The Company works with suppliers to optimize payment terms and conditions on accounts payable to improve working capital and cash flows. The Company offers to a select group of suppliers a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Agreements under these supplier financing programs are recorded within Accounts payable in our condensed consolidated balance sheets and the associated payments are included in operating activities within our condensed consolidated statements of cash flows. We do not believe that changes in the availability of the supply chain finance program would have a significant impact on our liquidity.
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay. See Note 6 for more information on receivables factoring.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $15.7 million and $298.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30,
	2022	2021
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$749.8	$762.5
Restructuring and other charges (income), total transaction-related charges and depreciation and amortization	225.5	181.2
Operating income before depreciation and amortization	$975.3	$943.7
Change in trade receivables, net (1)	(203.5)	(170.8)
Change in guarantees of vendor financing	(22.0)	14.5
Change in advance payments from customers (2)	(627.1)	(343.9)
Change in accrued customer rebates (3)	475.0	378.4
Change in inventories (4)	(282.3)	(367.4)
Change in accounts payable (5)	(19.1)	147.2
Change in all other operating assets and liabilities (6)	(50.1)	(46.9)
Restructuring and other spending (7)	(25.7)	(21.9)
Environmental spending, continuing, net of recoveries (8)	(18.4)	(51.2)
Pension and other postretirement benefit contributions (9)	(3.0)	(2.9)
Net interest payments (10)	(91.2)	(85.0)
Tax payments, net of refunds (10)	(91.7)	(87.2)
Transaction and integration costs (11)	(0.5)	(8.4)
Cash provided (required) by operating activities of continuing operations (GAAP)	$15.7	$298.2
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2022 was driven by timing of collections as well as higher volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2022, we collected approximately $1,046 million of receivables in Brazil.
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
(4)Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Inventory build in 2022 is in line with the projected demand for the year as well as our decision to build inventory to help manage continued supply chain volatility. Inventory build in the prior year period was higher primarily due to increased diamide production and recovery in the second quarter.
(5)The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, both periods include the effects of the unfavorable contracts amortization of approximately $82 million and $77 million, respectively.
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

(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly overfunded, for the nine months ended September 30, 2022 and 2021.
(10)Amounts shown in the chart represent net payments of our continuing operations.
(11)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business. The integration is considered complete and the 2022 payments are associated with settlement of final amounts payable to various vendors.

Cash provided (required) by operating activities of discontinued operations was $(51.8) million and $(53.9) million for the nine months ended September 30, 2022 and 2021, respectively.
Cash provided (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Period over period the cash flow impacts of these activities were consistent, as expected.
Cash provided (required) by investing activities of continuing operations was $(294.2) million and $(115.9) million for the nine months ended September 30, 2022 and 2021, respectively.
The change in cash from investing activities of continuing operations during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to the acquisition of Biophero. The purchase price of approximately $190 million was paid at closing on July 19, 2022. See Note 5 for further information. Additionally, the 2021 period included spending associated with the implementation of our new SAP system in 2021 which did not repeat in the current year. This was offset partially with higher capital expenditure spending.
Cash provided (required) by investing activities of discontinued operations was $0.0 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Cash provided by investing activities of discontinued operations for the nine months ended September 30, 2021 represents the proceeds from the sale of land of our discontinued site in Richmond, California which was sold in the nine months ended September 30, 2021.
Cash provided (required) by financing activities of continuing operations was $197.7 million and $(367.0) million for the nine months ended September 30, 2022 and 2021, respectively.
The change period over period in financing activities of continuing operations is primarily due to higher commercial paper borrowings in the current period and zero repurchases of common stock under our publicly announced program in the current period versus $300 million of repurchases of common stock in 2021. See below discussion for dividend payments which are a component of cash provided (required) by financing activities of continuing operations.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Nine Months Ended September 30,
	2022	2021
Cash provided (required) by operating activities of continuing operations (GAAP)	$15.7	$298.2
Transaction and integration costs (1)	0.5	8.4
Adjusted cash from operations (2)	$16.2	$306.6

Capital expenditures (3)	(108.4)	(76.4)
Other investing activities (3)(4)	5.7	(22.2)
Capital additions and other investing activities	$(102.7)	$(98.6)

Cash provided (required) by operating activities of discontinued operations (5)	(51.8)	(53.9)
Cash provided (required) by investing activities of discontinued operations (5)	—	16.8
Transaction and integration costs (1)	(0.5)	(8.4)
Investment in Enterprise Resource Planning system (3)	—	(12.7)
Legacy and transformation (6)	$(52.3)	$(58.2)

Free cash flow (Non-GAAP)	$(138.8)	$149.8
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
(4)Cash spending associated with contract manufacturers was $4.9 million and $15.2 million for the nine months ended September 30, 2022 and 2021, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system which were completed in prior years.

2022 Cash Flow Outlook
Our cash needs for 2022 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2022, our remaining borrowing capacity under our credit facility was $1,179.7 million.
We are lowering the range of our full year 2022 free cash flow (Non-GAAP) guidance to be approximately $440 million to $560 million due to higher expected sales in the fourth quarter that will not be collected in the fiscal year, maintaining targeted year-end inventory levels despite higher sales, and other inflationary impacts on working capital. For the nine months ended September 30, 2022, free cash flow decreased approximately $288.6 million from the prior year period. Adjusted cash from operations decreased from the prior year period, driven by higher working capital. Strong sales growth was the key driver of increased cash consumption of working capital. Capital additions were slightly higher the prior year period. Legacy and transformation spending decreased compared to last year. Slightly higher legacy expenses were more than offset by the absence of transformation spending this year.
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
Cash from operating activities of continuing operations
We forecast cash from operating activities, excluding the effects of transaction-related cash flows, to be in the range of approximately $650 million to $710 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes, and interest on borrowings.
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
Projected 2022 spending, net of recoveries includes approximately $40 million to $50 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete.
Total projected 2022 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $65 million to $85 million.
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
Capital additions and other investing activities
Projected 2022 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $125 million to $145 million. The spending is primarily driven by capacity growth as well as catching up on deferred projects. Expenditures related to contract manufacturers are included within "Other investing activities" on the condensed consolidated statement of cash flows.
Legacy and transformation
Projected 2022 legacy and transformation spending are expected to be in the range of approximately $40 million to $50 million. This is primarily driven by environmental remediation spending. We expect lower legacy costs and minimal transformation spending in 2022.
Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing the previous authorization in its entirety. During the nine months ended September 30, 2022, no shares were repurchased under the publicly announced repurchase program. At September 30, 2022, $1 billion remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We plan to repurchase a total of $200 million in shares by the end of 2022 under our existing share repurchase authorization, including $100 million completed in October 2022.
Dividends
During the nine months ended September 30, 2022 and September 30, 2021, we paid dividends of $200.6 million and $186.2 million, respectively. On October 20, 2022, we paid dividends totaling $66.9 million to our shareholders of record as of September 30, 2022. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Acquisitions
As noted, in July we spent approximately $190 million on the acquisition of BioPhero.

Commitments and Contingencies

See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2021 can be found within Part II, Item 7 of our 2021 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2022.

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
At September 30, 2022, our financial instrument position was a net asset of $34.9 million compared to a net asset of $19.4 million at December 31, 2021. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2022 and December 31, 2021, with all other variables (including interest rates) held constant. Note, as of September 30, 2022 and December 31, 2021, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2022 and December 31, 2021, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2022	$6.3	$60.8	$(49.3)

Net asset (liability) position at December 31, 2021	15.6	84.1	(50.8)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2022, we had outstanding interest rate swap contracts in place with an aggregate notional value of $200.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at September 30, 2022 and December 31, 2021, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at September 30, 2022	$28.6	$49.9	$7.5

Net asset (liability) position at December 31, 2021	3.7	13.1	(5.6)

Our debt portfolio, at September 30, 2022, is composed of 57 percent fixed-rate debt and 43 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2021 Term Loan Facility, Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2022, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $11.5 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $11.5 million for the nine months ended September 30, 2022.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of September 30, 2022, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 2, 2022

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2021 Form 10-K, see Notes 12 and 19 to the condensed consolidated financial statements as well as Part II, Item 5 included within this Form 10-Q.

ITEM 1A.    RISK FACTORS

The following updates the Risk Factor captioned “Portfolio Management Risks – Enforcement of intellectual property rights” in Item 1A – “Risk Factors” in our 2021 Form 10-K.

Enforcement of intellectual property rights - The composition of matter patents on our Rynaxypyr® active ingredient are nearing their expiration in several key countries. We have a broad estate of additional patents regarding the production of Rynaxypyr® active ingredient, as well as trademark and data exclusivity protection in certain countries that extend well beyond the active ingredient composition of matter patents. (See "Diamide Growth Strategy" and "Patents, Trademarks and Licenses" in Item 1 of our 2021 Form 10-K.) We intend to strategically and vigorously enforce our patents and other forms of intellectual property and have done so already against several third parties. Other third parties may seek to enter markets with infringing products or may find alternative production methods that avoid infringement or we may not be successful in litigating to enforce our patents due to the risks inherent in any litigation. Patents involve complex factual and legal issues and, thus, the scope, validity or enforceability of any patent claims we have or may obtain cannot be clearly predicted. Patents may be challenged in the courts, as well as in various administrative proceedings before U.S. or foreign patent offices, and may be deemed unenforceable, invalidated or circumvented. We are currently and may in the future be a party to various lawsuits or administrative proceedings involving our patents. Such challenges can result in some or all of the claims of the asserted patent being invalidated or deemed unenforceable. Two such proceedings in China are currently on appeal. (See Part II, Item 5 of this Form 10-Q for additional information.) In such circumstances, an adverse patent enforcement decision which could lead to the entry of competing chlorantraniliprole products in relevant markets may materially and adversely impact our financial results.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 2022	2,829	$106.81	—	$—	$1,000,000,000
August 2022	303	73.18	—	—	1,000,000,000
September 2022	130	106.27	—	—	1,000,000,000
Total Q3 2022	3,262	$103.67	—	$—	$1,000,000,000
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing the previous authorization in its entirety. During the nine months ended September 30, 2022, no shares were repurchased under the publicly announced repurchase program. At September 30, 2022, $1 billion remained unused under our Board-authorized repurchase program. In October, 0.9 million shares were repurchased under the publicly announced repurchase program, totaling $100 million. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
The following is an update on certain matters related to enforcement of our diamide patents, described in our 2021 Form 10-K in Item 1 (“Patents, Trademarks and Licenses”).
As noted in our 2021 Form 10-K, in early 2022, we received notice that certain third parties were seeking to invalidate our Chinese patents on a certain intermediate involved in producing chlorantraniliprole and a process to produce chlorantraniliprole; we intend to defend vigorously the validity of both patents. During the third quarter of 2022, the China Patent Review Board issued rulings which held that the two challenged patents were not valid in China. We believe the Review Board’s decisions are seriously flawed both on procedural and substantive ground and we have filed appeals. Under Chinese law, the patents remain valid but are not enforceable pending appeal. Given the unique and specific Chinese patent law issues at issue in that situation, we do not believe that the China Patent Review Board’s decisions would materially adversely impact our enforcement of similar patents in other countries. Patent challenges in response to enforcement efforts is expected as an ordinary defense tactic in patent enforcement cases; we intend to defend vigorously any diamide patents that are challenged.
The composition of matter patent that covers chlorantraniliprole (also known as Rynaxypyr® active) expired in a number of countries in August 2022; this patent will continue to remain in force in other countries throughout the world, expiring on a country-by-country basis at various dates through 2027. As described in our 2021 Form 10-K, we are deploying a multi-pronged strategy to defend that business after active ingredient patent expiration, including enforcement of our patents in many countries which continue to cover chemical intermediates and manufacturing processes that are essential in the production of chlorantraniliprole. Patents involve complex factual and legal issues and thus each case is being litigated on the merits; we often seek preliminary injunctive relief to stop sales of products which we believe to be infringing – since equitable relief at the early stage of a litigation is subject to a higher standard of proof than decisions made after a trial on the merits, we may have difficulty prevailing in all cases at that preliminary stage. However, even in situations in which we are not able to prevail on interim relief, we intend to continue litigating in such cases and seek permanent injunctive relief and recovery of damages after a full trial.

ITEM 6.    EXHIBITS

15	Awareness Letter of KPMG LLP

18	KPMG LLP Preferability Letter Pension Accounting Change

18.1	KPMG LLP Preferability Letter Inventory Accounting Change

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)
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
Date: November 2, 2022