Form 10-K
period 2022-12-31
FMC CORP
filed 2023-02-24
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
__________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022, the last day of the registrant’s second fiscal quarter was $13,407,027,345. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2022, there were 125,110,804 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2023 Annual Meeting of Stockholders	Part III

FMC Corporation
2022 Form 10-K

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

ITEM 1.    BUSINESS
General
FMC Corporation is a global agricultural sciences company dedicated to helping growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. FMC’s innovative crop protection solutions enable growers, crop advisers and turf and pest management professionals to address their toughest challenges economically without compromising safety or the environment. FMC is committed to discovering new insecticide, herbicide and fungicide active ingredients, product formulations and pioneering technologies that are consistently better for the planet.
FMC Strategy
We have streamlined our portfolio over the past ten years to become a tier-one leader and the fifth largest global innovator in the agricultural chemicals market. Our strong competitive position is driven by our technology and innovation, as well as our geographic balance and crop diversity, which helped FMC to take share in 2020, 2021 and 2022 in our key markets.
Our leading insecticides, herbicides and fungicides, including our biological technologies, that farmers rely on to protect their crops from disease and pests were produced at five active ingredient plants, 16 formulation and packaging sites and sold in approximately 120 countries. Helping farmers grow more food sustainably on less arable land requires a continual stream of new products and technologies. We are investing in one of the agricultural industry’s most productive crop protection pipeline, featuring 23 new active ingredients in discovery and 11 new active ingredients in development. More than 18 of these molecules feature new modes of action.
We own and operate a total of 21 manufacturing plants, and we have the scale to operate with strong resources and global reach to address changing market conditions. Our supply chain organization effectively managed to continue supplying customers and growing our business, despite multiple shutdowns and other disruptions in the chemical sector in the last several years.
FMC revenues grew approximately 15 percent, or 18 percent organically(1) excluding the impacts of foreign currency, year over year in 2022, driven by strong volume growth and pricing gains in North America and Latin America. Approximately $600 million in 2022 sales came from products launched in the last five years, representing 10 percent of the total revenue. In 2022, we had new product launches in Canada of Coragen® Max insecticide based on Rynaxypyr® active and in Brazil of Boral® Full, our new herbicide mixture product. We had new product launches in Argentina and Paraguay of Onsuva® fungicide based on our new Fluindapyr active ingredient. Products launched in 2022 accounted for approximately $100 million in sales. Our diamides, Rynaxypyr® and Cyazypyr® active ingredients, continued to be a significant part of our portfolio, representing approximately $2.1 billion in combined sales and approximately 36 percent of the total revenue in 2022. We also grew our Plant Health program, which includes FMC’s biologicals platform, by 8 percent. Plant Health is now over $230 million in sales and outpacing market growth.
FMC performed better than the overall crop protection market in 2022, which we estimate grew in the low-double digit percentage range versus 2021. Foreign currency was a headwind to full-year revenue. As mentioned above, our revenue growth rate was 15 percent, and excluding the impact of foreign currency, our organic(1) growth rate was 18 percent. FMC’s innovation, from our current portfolio of advanced products to our R&D discovery, development and new formulations, contributed to our performance. Our technology portfolio includes specific innovations in plant health, application technology and delivery systems, as well as advanced agronomic insights through Arc™ farm intelligence, our precision agriculture platform that leverages artificial intelligence and machine learning.
__________________
(1)Organic revenue growth is a non-GAAP term which excludes the impact of foreign currency changes. Refer to the "Results of Operations" section of our Management's Discussion and Analysis in Item 7 for our organic revenue non-GAAP reconciliation.

Acquisitions and Divestitures
On June 29, 2022, we announced a definitive agreement to acquire BioPhero ApS ("BioPhero"), a Denmark-based pheromone research and production company. The acquisition adds state-of-the-art biologically produced pheromone insect control technology to our product portfolio and R&D pipeline, underscoring our role as a leader in delivering innovative and sustainable crop protection solutions. The purchase price of approximately $193 million was primarily paid at closing on July 19, 2022. The acquisition included all of BioPhero’s technology, IP, supply agreements, employees and net assets of the business.
We continued to make investments through FMC Ventures, our venture capital arm which we formed in 2020 to target strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry.
In May 2020, FMC entered into a binding offer with Isagro S.p.A ("Isagro") to acquire the remaining rights for Fluindapyr active ingredient assets from Isagro. In July 2020, we entered into an asset sale and purchase agreement with Isagro. On October 2, 2020, we closed on the transaction with a purchase price of approximately $65 million. Fluindapyr has been jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction provided FMC with full global rights to the Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction transferred to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule. The acquired assets have been classified as in-process research and development. See Note 9 to the consolidated financial statements included within this Form 10-K for accounting considerations. The transaction has expanded our fungicide portfolio by giving us full global rights to the Fluindapyr active ingredient and is an important strategic addition to our product line. In 2022, we launched Onsuva™ fungicide which is based on the Fluindapyr active in Argentina and Paraguay. Onsuva™ fungicide targets diseases in soy and peanut crops.

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
Our worldwide manufacturing and distribution infrastructure enables us to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to reduce the impact of currency volatility. The following charts detail our sales by major geographic region and major product category.

The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2022	2021
Long-lived assets
North America	$1,060.7	$1,091.3
Latin America	759.0	742.6
Europe, Middle East, and Africa	1,684.1	1,499.0
Asia	2,018.2	2,092.3
Total	$5,522.0	$5,425.2

Products and Markets
Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority of our product lines consist of insecticides and herbicides, and we have a growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. In addition, we are also investing substantially in our Plant Health program which includes biologicals, crop nutrition, and seed treatment products. Biological technologies developed by FMC’s R&D team in Denmark offer excellent sustainability profiles and serve as strong complements to our synthetic products. Our biologicals feature attributes that exceed the competition, such as high stability, long shelf life, low use rates and compatibility with other chemistries.
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
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: insecticides, herbicides, and fungicides, representing approximately 40 percent, 29 percent and 28 percent of global industry revenue, respectively.
The agrochemicals industry is more consolidated following several mergers of the leading crop protection companies, which now include FMC, ChemChina (owner of Syngenta Group, which includes the former Syngenta and Adama), Bayer AG (acquired Monsanto in 2018), BASF AG and Corteva Agriscience. These five innovation companies currently represent approximately 71 percent of the crop protection industry’s global sales. The next group of agrochemical producers include UPL Ltd., Sumitomo Chemical Company Ltd., and Nufarm Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.
Growth
We are among the leading agrochemical producers in the world. Several products from our portfolio are based on patent-protected active ingredients and continue to grow well above market patterns. Our complementary technologies combine improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. We continue to take advantage of enhanced market access positions and an expanded portfolio to deliver near-term growth.
We continue to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries, biologicals, and related technologies in order to strengthen our product portfolio and our capabilities to effectively service our target markets and customers.
Our growth efforts focus on developing environmentally compatible and sustainable solutions that can effectively increase farmers’ yields and provide alternatives to products which may be prone to resistance. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies and alliances that bolster our market access, complement our existing product portfolio or provide entry into adjacent spaces. We have entered into a range of development and distribution agreements with other companies that provide access to new technologies and products which we can subsequently commercialize.
In FMC Precision Agriculture, we are broadening our award-winning Arc™ farm intelligence platform, a proprietary mobile solution that helps farmers better understand and manage pest pressure through predictive modeling based on real-time and historical data, entomological models, hyper-local weather information and in-field sensors. Arc™ farm intelligence, which is now available in over 20 countries across 20 million acres, allows growers to address pest pressure more efficiently, manage infestations before they escalate and target applications in a more sustainable manner.
Our venture capital arm, FMC Ventures, continued to build its portfolio in 2022 with new collaborations and strategic investments in start-ups and early stage companies working on new or disruptive technologies. These engagements, which support or augment our internal capabilities, span several important technology segments, including robotics, drone technology, Ag-FinTech, pathogen detection, soil health, peptides and pheromones. In 2022, FMC Ventures increased its investment in Micropep, a startup developing short natural peptide molecules that target and regulate plant genes and proteins. The venture capital arm also agreed to an investment in Traive, an Ag-FinTech startup addressing working capital needs of growers in Brazil. FMC Ventures continues to scout for and invest in game changing innovations that shape the future of crop protection.
Diamide Growth Strategy
Our product portfolio features two key diamide-class molecules – Rynaxypyr® (chlorantraniliprole) and Cyazypyr® (cyantraniliprole) actives – with combined annual revenues of approximately $2.1 billion in 2022. These two molecules are industry-leading in terms of performance, combining highly effective low dose rates with fast-acting, systemic, long residual control. These attributes quickly established Rynaxypyr® active as the world’s leading insect control technology and we expect it to continue a strong growth trajectory notwithstanding the expiration of composition of matter patents covering Rynaxypyr® active in certain countries which started in late 2022. Our Cyazypyr® active, a second-generation diamide, is growing quickly as we obtain more product registrations. We expect Cyazypyr® active to continue to grow strongly notwithstanding the expiration of its active ingredient composition of matter patents starting in the mid-2020s. This expectation is based not only on our broad patent estate and the timing of key patent milestones, but also on other critical elements that will allow FMC to continue to profitably grow the diamide franchise well beyond the expiration of key patents. Some of the critical elements supporting diamide growth include registration and data protection, commercial strategies, brand recognition, as well as manufacturing and supply chain complexity and FMC efficiencies.
Patents and Trade Secrets. The FMC diamide insect control patent estate is made up of many different patent families which cover: Composition of matter – both active ingredients and certain intermediates; Manufacturing processes – both active ingredients and certain intermediates; Formulations; Uses; and Applications. For Rynaxypyr® and Cyazypyr® actives related patents, as of December 31, 2022, we had 33 families with granted patents filed in up to 76 countries, with a total of 727 active granted patents as well as numerous pending patent applications. See "Patents, Trademarks and Licenses" within this Item 1 for more details. FMC’s process patents cover the manufacturing processes for both active ingredients – chlorantraniliprole and cyantraniliprole – as well as key intermediates that are used to make the final products. Chlorantraniliprole is a complex molecule to produce, requiring 16 separate steps; FMC owns granted patents covering many of these 16 process steps and several of the intermediate chemicals, and we protect other aspects of the manufacturing processes by trade secret. Cyantraniliprole is similarly complex and covered by a comparable range of intellectual property. Many of these intermediate process patents run well past the expiration of the composition of matter patents, and in some cases stretch until the end of this decade. Third parties that intend to manufacture and sell generic chlorantraniliprole or cyantraniliprole and rely on FMC’s extensive product safety data will be required to demonstrate that their product has an equivalent regulatory safety profile as FMC's Rynaxypyr® and Cyazypyr® actives. To meet regulatory requirements for such difficult-to-manufacture molecules, we believe that third parties will have to produce these active ingredients using the same processes that are patented by FMC and if so, would be infringing before patent expiration and subject to our challenge for infringement. FMC also owns formulation patents which cover the use of chlorantraniliprole or cyantraniliprole in specific formulations found in commercially important end-use products.

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
Growing the FMC Diamide Franchise. FMC is executing a strategy to supply end-use products containing Rynaxypyr® and Cyazypyr® actives to a broad range of companies prior to patent expiration, and in return establishing long-term purchase commitments from these companies. These arrangements may also include limited patent, data and/or trademark licenses. Such partner relationships allow us to grow our business by having others develop and sell diamide-based products to meet farmers' needs not within our current portfolio, offering those farmers a better alternative to competing insecticides with product safety or efficacy profiles which are less attractive than Rynaxypyr® or Cyazypyr® actives. These agreements can require the third-party to use the well-known and trusted Rynaxypyr® or Cyazypyr® brand names on the end-use products formulated with active ingredient supplied by FMC. As of December 31, 2022, we had global agreements with five major multinational companies and approximately 50 separate local-country agreements covering over 15 countries. We are continuing to explore opportunities with additional companies beyond those with whom we are already engaged. Furthermore, FMC is developing an extensive portfolio of new diamide-containing products to address grower needs around the world. The first of these products, under the trademarks Elevest®, Vantacor®, and Altacor® eVo, were launched in the US and other countries, including Canada and Australia, starting in late 2020 through 2022 and will be launched in additional countries in 2023 onward. Our current diamide pipeline contains approximately 20 new products to be launched this decade and we continue to explore further innovations based on the diamide chemistry.
Complexity of manufacturing. Today FMC manufactures all the required intermediates in the multi-step processes, as well as the final Rynaxypyr® and Cyazypyr® actives, at our own active ingredient manufacturing plants or through key contract manufacturers who produce under long-term exclusive technology-license agreements. A third-party replicating this complex supply chain and manufacturing network would be a major undertaking with very large capital requirements. In addition, given our manufacturing know-how, scale of our operations, and continual investment in manufacturing process improvement, we believe FMC’s manufacturing costs will be substantially lower than any other party seeking to produce these diamide products in compliance with all applicable laws.
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
As of December 31, 2022, the Company owned a total of approximately 200 active granted U.S. patents and 2,600 active granted foreign patents (includes Supplemental Patent Certificates); we also have approximately 2,100 patent applications pending globally.

In our current product portfolio, our diamide insect control products based on Rynaxypyr® (Chlorantraniliprole) and Cyazypyr® (Cyantraniliprole) active ingredients have a substantial patent estate which will remain in force well into the future. More details regarding our diamide granted patent estate are set forth in the tables below:

Numbers of active Granted Patents by type*: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2022
	United States	Foreign
Active Ingredients	2	162
Intermediates and Methods of Manufacturing	19	230
Formulations/Mixtures/Applications	6	308
Total	27	700
*Patent families were only placed under one type but may cover several types.

Remaining Life of Granted Patents: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2022
	United States	Foreign
Through December 31, 2027	11	520
2028 - 2032	14	163
2033 - 2038	2	17
Total	27	700

We also own many trademarks that are well recognized by customers or product end-users. Unlike patents, ownership rights in trademarks can be continued indefinitely so long as the trademarks are properly used and renewal fees are paid.
We actively monitor and manage our patents and trademarks to maintain our rights in these assets and we strategically take aggressive action when we believe our intellectual property rights are being infringed. During 2022, we initiated proceedings to enforce several of our patents and trademarks against generic producers and infringers, resulting in multiple favorable judgments and settlements, including in India and China. In early 2022, we received notice that certain third parties are seeking to invalidate our Chinese patents on a certain intermediate involved in producing chlorantraniliprole and a process to produce chlorantraniliprole; we intend to defend vigorously the validity of both patents. During the third quarter of 2022, the China Patent Review Board issued rulings which held that the two challenged patents were not valid in China. We believe the Review Board’s decisions are seriously flawed both on procedural and substantive ground and we have filed appeals. Under Chinese law, the patents remain valid but are not enforceable pending appeal. Given the unique and specific Chinese patent laws and legal procedures at issue in that situation, we do not believe that the China Patent Review Board’s decisions would materially impact our enforcement of similar patents in other countries. Patent challenges in response to enforcement efforts is expected as an ordinary defense tactic in patent enforcement cases, and have been raised in several of our enforcement cases to date; we intend to defend vigorously any diamide patents that are challenged. While we believe that the invalidity or loss of any particular patent, trademark or license after appeal would be an unlikely possibility, our patent and trademark estate related to our diamide insect control products based on Rynaxypyr® and Cyazypyr® active ingredients in the aggregate are of material importance to our operations.
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
Our business competes primarily in the global crop protection market for insecticides, herbicides and fungicides. Industry products include crop protection chemicals and biologicals, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic agrochemical producers is significant as a number of key product patents have expired in the last two decades. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness through our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.
Research and Development Expense
The R&D efforts in our business focus on discovering and developing environmentally sound solutions — both new active ingredients and new product formulations — that meet the needs of farmers to maximize yields and control pests. On June 24, 2019, we announced our investment of more than $50 million at our FMC Stine Research Center in Newark, Delaware, to upgrade infrastructure. We anticipate that the investment in this project will continue in 2023 with expected completion in 2024.
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.
Human Capital
Employees
We employ approximately 6,600 people with about 1,600 people in our domestic operations and 5,000 people in our foreign operations.
Approximately 3 percent of our U.S.-based and 37 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded our recent contract negotiations without any material work stoppages. We cannot predict, however, the outcome of future contract negotiations. In 2023, 5 foreign collective-bargaining agreements will be expiring. These contracts affect approximately 21 percent of our foreign-based employees. There are no U.S. collective-bargaining agreements expiring in 2023.
Talent Engagement and Retention
At FMC, it is important that we focus our programs and initiatives on sustaining strong leaders who are committed to engaging and developing employees, so they can lead competitively, innovate change, improve business performance, and successfully maintain a competitive advantage. FMC provides leadership development through structured leadership programs worldwide. FMC’s program components include in-class and self-paced learning, development planning and stretch assignments, project-based action learning and rotational learning, mentoring and coaching, and leadership and functional assessments. Our programs are designed to provide engaging, collaborative, and creative learning environments. Employees leverage their experiences in these programs to develop leadership abilities to their highest levels, enabling them to deliver innovative solutions, strong results and continued growth.
FMC creates an environment where we promote our values, embrace diversity, and build an inclusive culture. We achieve this through a variety of programs and initiatives such as quarterly Town Hall meetings, employee engagement surveys, focus groups, learning opportunities, and philanthropic initiatives, and we continue to enable Employee Resource Groups ("ERGs") to help foster an inclusive workplace for employees.
FMC continually strives to meet the needs of our employees, shareholders, and customers through competitive rewards, policies, and practices that support the company as an employer of choice in every market where we compete for talent. FMC compensates employees through total reward programs that are aligned with performance and competencies. Performance-

based direct pay programs include competitive base pay, annual bonus opportunities, sales incentive plans, and long-term incentives. These compensation elements along with benefits, work-life flexibility, recognition awards, talent and career development, enable FMC to offer a comprehensive total reward package designed for employees throughout their career.
Culture and Inclusion
Diversity Equity & Inclusion ("DEI") is central to our growth strategy, and we continue to make FMC more diverse, equitable and inclusive for all employees and stakeholders. In 2022, we realigned our global DEI program to ensure we are prioritizing objectives related to workforce diversity, equitable processes, and inclusive culture. We made good progress toward our representation goals related to women globally and Black/African Americans in our U.S. workforce. We increased the overall percent representation and net additions of women and Black/African Americans, closing 2022 with positive results across all regions and at various levels of the organization.
In addition to an intentional focus on the goals throughout our hiring processes, our progress was driven by strategic investments and community partnerships. For example, in our Brazil manufacturing organization, we took steps to build a pipeline of female candidates for our Uberaba plant by developing strong partnerships with local educational institutions and peers, which included providing education and professional training as well as apprenticeship programs for women. These investments resulted in a strong pool of female candidates prepared for job opportunities in manufacturing operations. We were able to hire more women through these efforts at our Uberaba plant, increasing the percentage of female employees to 42 percent in the Brazil manufacturing organization. We also increased the percentage of women in our commercial sales organization in many countries across North America, Latin America, Europe, and Asia Pacific. A good portion of this growth can also be attributed to strategic investments and community partnerships. Notably, we launched our first student symposium for research and development ("Advancing Diversity in Science"), hosting students at our global R&D center in Newark, Delaware, from the University of Delaware and local historically black colleges and universities ("HBCUs") including Delaware State University and University of Maryland Eastern Shore. The special event helped students learn about FMC, engage with FMC employees in STEM careers, showcase their own research and explore the possibilities of careers in STEM at FMC.
We balanced our recruiting and hiring efforts with initiatives to increase retention. FMC implemented a formal retention program and the Retention & Belonging Office aimed at supporting current employees as they navigate their career journeys (e.g., career coaching program). Throughout the implementation and ongoing promotion of the program, we have been intentional about reaching underrepresented groups, ensuring they take full advantage of and achieve the benefits from our retention programs. In addition, we better equipped managers and employees on talent management and development methodologies with enhanced processes and tools that can help guide and navigate careers of our diverse talent across the company. Our network of Regional Inclusion Councils and ERGs remain critical to driving strong employee engagement, providing learning/awareness initiatives, and building greater allyship and advocacy for our employees across various dimensions of diversity. As we look ahead, our focus is on expanding efforts to build more diverse candidate pools, driving greater retention of diverse employees and strengthening our culture of inclusion and belonging with the understanding that diverse views, backgrounds, and experiences will always be key to our success.
Safety
Safety is a core value of FMC. At FMC, people come first. We strive for an injury-free workplace, where every person returns home the same way they arrived. We encourage a culture of open reporting, to learn from our mistakes and work towards continuous improvement in behaviors and processes. As a result of our firm commitment to safety, our Total Recordable Incident Rate ("TRIR") of 0.0795 continues to be among the lowest in the industry globally and in the top decile of peer companies in North America, placing our company among the safest organizations in the chemical industry. This level of performance underscores our collective commitment to work safely every day. We empower our people to always put safety first. 2022 continued to challenge us with issues related to the COVID pandemic, as well as the war in Ukraine and continued growth of our business. FMC responded by collaborating across functions to ensure safe operation at all of our sites. In 2023, we continue our journey, focusing on improving management systems and tools. In addition, we continue to engage our global workforce through focused campaigns which address issues and trends identified through analysis of our environment, health and safety data.

Sustainability
We are committed to delivering products that maintain a safe and secure food supply and to do so in a way that protects the environment for future generations. To reflect this commitment, we established sustainability goals to challenge ourselves and ensure that we are helping to create a better world. We recognize that sustainability goes beyond reducing emissions, it also encompasses how we utilize scarce resources, such as water, and the importance of nature, including biodiversity. FMC is aligned with the UN Sustainable Development Goals ("SDGs") #2 (Zero Hunger), #8 (Decent Work and Economic Growth), #13 (Climate Action) and #15 (Life on Land). Our goals include achieving (i) 100 percent research and development spend on developing sustainable products by 2025, (ii) <0.1 TRIR by 2025, (iii) net-zero Greenhouse Gas ("GHG") emissions across the value chain (Scopes 1, 2, and 3) by 2035, (iv) 100% waste to beneficial reuse by 2035, (v) 100% implementation of sustainable water practices by 2035, and (vii) a 100 on the Community Engagement Index by 2025. In 2022, FMC continued to make progress towards meeting its commitments on the updated goals and progress will be reported in our annual sustainability report. FMC is committed to the Science Based Target initiative ("SBTi"), Net-Zero Standard, in line with keeping the global temperature at 1.5°C above pre-industrial time. In 2022, FMC submitted our near-term and long-term targets to SBTi. FMC has committed to expected near-term targets of a 42% reduction in Scopes 1 and 2, and 25% reduction in Scope 3 by 2030. The long-term expected target is to achieve net-zero across the value chain by 2035.
FMC developed and utilizes its award-winning Sustainability Assessment Tool to determine the sustainability of new active ingredients and formulated products in the research and development pipeline. This assessment, along with other stewardship processes and tools, ensures the introduction and use of environmentally sustainable agricultural solutions.
At FMC we promote stewardship at each stage of the product life cycle, and stewardship priorities are built into the core of research and development, portfolio and marketing strategies for a truly proactive approach. We continue to strive for open and transparent communications about our product stewardship successes and challenges. FMC is continuing to phase out Highly Hazardous Pesticides ("HHPs") from our product portfolio. In 2022, HHPs accounted for approximately 0.2 percent of our total sales. This reduction of HHPs in our portfolio can be attributed to our internal processes which include continuous evaluation, close monitoring and subsequent phase out along with strong stewardship actions.
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
•Climatic conditions - Our markets are affected by climatic conditions, both chronic and acute, which could adversely impact crop pricing and pest infestations. For example, drought may reduce the need for fungicides, which could result in fewer sales and greater unsold inventories in the market, whereas excessive rain could lead to increased plant disease or weed growth requiring growers to purchase and use more pesticides. Drought and/or increased temperatures may change insect pest pressures, requiring growers to use more, less, or different insecticides. Natural disasters can impact production at our facilities in various parts of the world. The nature of these events makes them difficult to predict.
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
•Changing regulatory environment and public perception - Changes in the regulatory environment, particularly in the U.S., Brazil, China, India, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. We are sensitive to regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Moreover, we are required to comply with protocols or applicable regulatory requirements of biological products. Protocols and regulations may change, or regulatory agencies may determine that a biological product is not approvable. There is a risk that future regulatory requirements may lead to delays in development of biologicals or limit growth from biologicals. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes the chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which requires manufacturers to verify through a special registration system that their chemicals can be marketed safely. Changes to the regulatory environment may be influenced by non-government public pressure as a result of negative perception regarding the use of our crop protection products. Products reviewed by regulators and labeled safe for use may still be challenged by others which could lead to negative public perception or regulatory action. Competing products labeled safe for use were subject to lawsuits or claims, and a similar situation for our products could result in negative impacts. In addition, climate change may result in changes to the governmental policy around greenhouse gases, including emission caps, trade regulations and other mechanisms to promote reduction of carbon emissions. Depending on their nature and scope, this could subject our manufacturing operations and suppliers to significant additional costs or limits on operations and affect the sources and supply of energy.
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
•Climate change and land use impacts - Climate change may impact markets in which we sell our products, where, for example, a prolonged drought may result in decreased demand for our products. The more gradual effects of persistent temperature change in geographies with significant agricultural lands may result in changes in lands suitable for agriculture or changes in the mix of crops suitable for cultivation and the pests that may be present in such geographies. These shifts in pests may become more rapid and persistent with rising temperatures and increasing GHG levels. For example, prolonged increase in average temperature may make northern lands suitable for growing crops not grown historically in such climes, leading growers to shift from crops such as wheat to soybean and may result in new or different weed, plant disease or insect pressures on such crops – such changes would impact the mix of pesticide products growers would purchase, which may be adverse for us, depending on the local market and our product mix. Growers may need more climate-adaptive products as climate change impacts global crop yields and shifts harvestable regions and pest pressures.
•Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities such as chemical raw material commodities, energy commodities, and harvested crop commodities. We may not be able to raise prices or improve productivity sufficiently to offset future increases in chemical raw material or energy commodity pricing. Accordingly, increases in such commodity prices may negatively affect our financial results. We use hedging strategies to address energy and material commodity price risks, where hedging strategies are available on reasonable terms. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in harvested crop commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.
•Supply arrangements - Certain raw materials are critical to our production processes and our purchasing strategy and supply chain design are complex. We are closely monitoring raw material and supply chain costs. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products and could lead to operational disruption and increase uncertainties around business performance. We source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and contract manufacturers could impact our sales and operating results. We have seen some logistics challenges, pointed supply chain shortages, and increased cost of goods due to the energy crisis and inflation.

Operational Risks:
•Global catastrophic events - A global catastrophic event (e.g., nuclear incident, pandemic, natural disaster) could endanger the lives and safety of our employees, limit market access, constrain supply and would require high levels of cross-functional coordination to maintain business continuity. If not properly managed, FMC could suffer substantial financial losses should the event negatively impact our operations or those of our customers. Global catastrophic events could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products. The COVID-19 pandemic caused significant disruptions in the U.S. and global economies. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•Climate change and physical risk to operation sites - The acute and chronic effects of climate change such as rising sea levels, drought, flooding, hurricanes, excessive heat and general volatility in seasonal temperatures could adversely affect our operations globally. Extreme weather events attributable to climate change may result in, among other things, physical damage to our property and equipment, increased resource scarcity, including water, and interruptions to our supply chain.
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
•Enforcement of intellectual property rights - The composition of matter patents on our Rynaxypyr® active ingredient are expiring in several key countries. We have a broad estate of additional patents regarding the production of Rynaxypyr® active ingredient, as well as trademark and data exclusivity protection in certain countries that extend well beyond the active ingredient composition of matter patents. (See "Diamide Growth Strategy" and "Patents, Trademarks and Licenses" in Item 1). We intend to strategically and vigorously enforce our patents and other forms of intellectual property and have done so already against several third parties. Other third parties may seek to enter markets with infringing products or may find alternative production methods that avoid infringement or we may not be successful in litigating to enforce our patents due to the risks inherent in any litigation. Patents involve complex factual and legal issues and, thus, the scope, validity or enforceability of any patent claims we have or may obtain cannot be clearly predicted. Patents may be challenged in the courts, as well as in various administrative proceedings before U.S. or foreign patent offices, and may be deemed unenforceable, invalidated or circumvented. We are currently and may in the future be a party to various lawsuits or administrative proceedings involving our patents. (See "Patents, Trademarks and Licenses" in Item 1). Such challenges can result in some or all of the claims of the asserted patent being invalidated or deemed unenforceable. Two such proceedings in China are currently on appeal. (See "Patents, Trademarks and Licenses" in Item 1). In such circumstances, an adverse patent enforcement decision which could lead to the entry of competing chlorantraniliprole products in relevant markets may materially and adversely impact our financial results.

•ERP change governance - In the fourth quarter of 2020, we completed the go-live on a single global instance of SAP S/4 HANA. There are change management activities that may affect our ability to operationalize and monetize the investment made in the Enterprise Resource Planning ("ERP") system. Unmanaged or poorly managed system and hardware changes across the enterprise may disrupt operations, introduce vulnerabilities, and result in increased maintenance while decreasing user acceptance and adoption.
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
•Pension and postretirement plans - Our U.S. Qualified Plan has been fully funded for the last several years and as such, the primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited. The portfolio is comprised of 100 percent fixed income securities and cash. Our plan assets and obligation under our U.S. Qualified Plan is in excess of $1 billion. Additionally, obligations related to our pension and postretirement plans reflect certain assumptions. To the extent actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly. While we provide other defined benefit, defined contribution and postretirement benefits to our employees and retirees, our risk is focused on our U.S. Qualified Plan given its size to our consolidated financial position.

General Risk Factors:
•Market access risk - Our results may be affected by changes in distribution channels, which could impact our ability to access the market. Consolidation of the value chain may limit FMC’s access in certain markets. Acquisition of retailers and wholesalers, particularly by competitors, could restrict FMC’s distribution footprint. Failure to adapt to similar trends in Business to Business and Business to Consumer could place FMC at a competitive disadvantage.
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
•Economic and geopolitical change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; inflation rates and inflationary pressures leading to higher input costs, recessions; and other external factors over which we have no control. Continued inflationary pressures may negatively impact our revenue, gross and operating margins, and net income. For additional details, refer to the "Inflation" section of our Management's Discussion and Analysis in Item 7. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries could result in fluctuations in demand, price volatility, loss of property, state sponsored cyberattacks, supply disruptions, or other disruptions. An open conflict or war across any region significant to our business could result in plant closures, employee displacement, and an inability to obtain key supplies and materials. In mid-April 2022, we announced the decision to discontinue our operations and business in Russia. Our values as a company did not allow us to operate and grow our business in Russia. The current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations in Ukraine; and related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, business partners or customers in other countries beyond Ukraine. In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Realignment of change in regional economic arrangements could have an operational impact on our businesses. Our enforcement of intellectual property rights in jurisdictions outside of the United States may be impacted by geopolitical tensions between the United States and those other countries. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns in broad geographic areas, impacting our contract manufacturers and raw material suppliers.
•Information technology security and data privacy risks - As with all enterprise information systems, our information technology systems and systems operated by our vendors and third parties could be penetrated by outside parties’ intent on observing or gathering information, extracting information, corrupting information, deploying ransomware, or disrupting business processes. Remote and other work arrangements may leave the Company more vulnerable to a cyberattack. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Implementing system updates or security patches in an untimely manner could leave our company exposed to security breaches. Unauthorized access to our networks or systems could disrupt our business operations and potentially result in failures or interruptions in our information systems, lockouts due to ransomware, or in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. We engage in response planning, simulations, trainings, tabletop exercises, and other efforts to mitigate risks associated with cybersecurity. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary, sensitive, or confidential information about the Company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and potentially result in a liability. We have not experienced a significant or material impact from these events to date and we may need to expend significant resources to maintain or continue to mature our protective and preventative measures to stay abreast of the ever-changing cybersecurity threat. We maintain a multifaceted cybersecurity program designed to identify, protect, detect, respond, and recover from a cybersecurity event and recently completed an independent NIST Cybersecurity Framework assessment which concluded we maintain a robust and mature cybersecurity program. Additionally, we continually engage in response planning, simulations, trainings, tabletop exercises, and other efforts to mitigate risk and prepare for a rapid response to any cybersecurity events. While we have taken measures to assess the requirements of, and to comply with the rapidly growing cybersecurity and data privacy regulations in multiple jurisdictions, these measures may be challenged by authorities that regulate cybersecurity and data-related compliance. We could incur significant expense in facilitating and responding to investigations and if the measures we have taken prove to be inadequate, we could face fines or penalties. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
FMC leases executive offices in Philadelphia, Pennsylvania and operates 21 manufacturing facilities in 16 countries. Our major research and development facilities are in Newark, Delaware; Shanghai, China and Copenhagen, Denmark.
We believe our facilities are in good operating condition. The number and location of our owned or leased production properties for continuing operations are as follows:

	North America	Latin America	Europe, Middle East and Africa	Asia	Total
Total	5	1	6	9	21

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
As of December 31, 2022, there were approximately 10,561 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 120,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $182 million.
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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of FMC Corporation, the offices they currently hold, their business experience during the previous five years and their ages as of December 31, 2022, are as follows. Each executive officer has been employed by the Company for more than five years.

Name	Age	Office and year of election
Mark A. Douglas	60	President, Chief Executive Officer, and Director (20-present); President and Chief Operating Officer (18-19), President, FMC Agricultural Solutions (12-18); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Board Member, Quaker Houghton (13-present); Board Member CropLife International (17-present); Board Member Pennsylvania Academy of the Fine Arts (16-present)
Andrew D. Sandifer	53
Executive Vice President and Chief Financial Officer (18-present); Vice President and Treasurer (16-18); Vice President, Corporate Transformation (14-16); Vice President, Strategic Development (10–14); Board Member, Philabundance (14-22); Board Trustee, Germantown Academy (17-present)

Ronaldo Pereira	50
Executive Vice President and President, FMC Americas (21-Present); President, FMC Americas (19-21); Vice President, FMC LATAM (17-19); General Director, Brazil (16); Regional Head Brazil, Rotam (14-15); various Director positions, FMC Corporation (06-14)

Michael F. Reilly	59	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (19-present); Vice President, Associate General Counsel and Chief Compliance Officer (16-19); Associate General Counsel (13-16); Board Member, First State Montessori Academy, Inc. (18-present)
Dr. Kathleen Shelton	61	Executive Vice President, Chief Technology Officer (21-present); Vice President, Chief Technology Officer (18-21); Director of Research and Development (17-18); Global Science and Technology Director, DuPont Crop Protection (14-17); Director, Haskell Global Centers for Health and Environmental Science (12-13)
Diane Allemang	63
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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,196 registered common stockholders as of December 31, 2022.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Thursday, April 27, 2023 via live webcast at https://www.virtualshareholdermeeting.com/FMC2022. Notice of the meeting, together with instructions on how to access proxy materials, will be mailed approximately five weeks prior to the meeting to stockholders of record as of March 1, 2023.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2017, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2017	2018	2019	2020	2021	2022
FMC Corporation	$100.00	$78.83	$108.10	$126.37	$122.94	$141.99
S&P 500 Index	100.00	95.78	125.68	148.41	190.71	156.33
S&P 500 Chemicals Index	100.00	88.56	107.84	126.81	159.38	141.72

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October	875,724	$114.22	875,480	$99,999,895	$900,000,105
November	399	120.29	—	—	900,000,105
December	33	126.61	—	—	900,000,105
Total	876,156	$114.23	875,480	$99,999,895
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In 2022, 875,480 shares were repurchased under the publicly announced repurchase program. At December 31, 2022, approximately $900 million remained unused under our Board-authorized repurchase program. In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program is replacing in its entirety the previous authorization. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
FMC Corporation is a global agricultural sciences company dedicated to helping growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. We operate in a single distinct business segment. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health. FMC’s innovative crop protection solutions enable growers, crop advisers and turf and pest management professionals to address their toughest challenges economically without compromising safety or the environment. FMC is committed to discovering new insecticide, herbicide, and fungicide active ingredients, product formulations and pioneering technologies that are consistently better for the planet.

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

Russia's Invasion of Ukraine
In mid-April of 2022, we announced the decision to discontinue our operations and business in Russia. Our values as a company did not allow us to operate and grow our business in Russia. We recorded exit charges of approximately $76.8 million for the year ended December 31, 2022. See Note 9 for more information. We are closely monitoring any potential impacts on our raw material and supply chain costs arising out of Russia's invasion of Ukraine.

Inflation
Current global inflationary pressures have affected our business, primarily due to higher than normal input costs, primarily raw materials, resulting in pressure on our operating margins. Costs impacted by inflation include labor and overhead costs, costs of certain raw materials, freight and logistics costs, tolling services, and equipment costs. We have partially mitigated inflation headwinds through pricing actions, cost saving initiatives, and alternate sourcing options. Costs overall are anticipated to remain a headwind throughout 2023; however, we are seeing deceleration of input cost inflation. We believe input costs could become a tailwind in the second half of 2023.

COVID-19 Pandemic
As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate; we have avoided significant plant closures and all our manufacturing facilities and distribution warehouses remain operational and properly staffed. Our research laboratories and greenhouses also have continued to operate throughout the pandemic. Although we have averted any material disruptions throughout the pandemic, we are aware of the potential for disruptions or constraints on the availability of critical materials. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others. We will continue to monitor the economic environment related to the pandemic on an ongoing basis and assess the impacts on our business.

2022 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2022:
•Revenue of $5,802.3 million in 2022 increased $757.1 million or approximately 15 percent versus last year. A more detailed review of revenues is included under the section entitled "Results of Operations". On a regional basis, sales in North America increased 29 percent, driven by strong volume growth and price increases, sales in Latin America increased by 28 percent driven by strong volume growth and price increases, sales in Europe, Middle East and Africa remained flat with strong volume growth and price increases entirely offset by unfavorable currency headwinds, and sales in Asia decreased 1 percent, with growth from launches and pricing actions more than offset by unfavorable currency headwinds and a decrease in volume due to weather challenges. Approximately $600 million in revenues came from products launched in the last five years, of which $100 million in sales came from products launched in 2022. Additionally, diamides grew in the mid-to-high single digit range for the year.
•Our gross margin of $2,326.8 million increased $165.5 million or approximately 8 percent versus last year. The increase in gross margin was primarily driven by top line revenue growth which was partially offset by higher costs due to rising input costs from inflationary pressures, as well as foreign currency headwinds. Gross margin as a percent of revenue of 40 percent decreased from 43 percent in the prior year period, due to higher input costs and unfavorable currency headwinds.
•Selling, general and administrative expenses increased from $714.1 million to $775.2 million, or approximately 9 percent. Spending increased globally as a result of our revenue growth, inflation from labor costs and third party spend, and market access expansion.

•Research and development expenses of $314.2 million increased $9.5 million or 3 percent. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline as well as inflation and labor cost increases.
•Net income (loss) attributable to FMC stockholders of $736.5 million decreased $3.1 million from $739.6 million in the prior year period. The higher revenue and gross profit discussed above were partially offset by higher selling, general and administrative expenses and the provision for income taxes. The provision for income taxes was higher by $52.7 million, primarily due to the geographic mix of earnings among our global subsidiaries as well as changes in various tax reserves. Additionally, interest expense, net increased $20.7 million compared to the prior year due to higher outstanding debt balances and the rising interest rates. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $938.4 million increased $51.7 million or approximately 6 percent. See the disclosure of our adjusted earnings Non-GAAP financial measurement under the section titled "Results of Operations".

Other 2022 Highlights
On June 29, 2022, we announced a definitive agreement to acquire BioPhero ApS ("BioPhero"), a Denmark-based pheromone research and production company. The acquisition adds state-of-the-art biologically produced pheromone insect control technology to our product portfolio and R&D pipeline, underscoring our role as a leader in delivering innovative and sustainable crop protection solutions. We expect pheromones and pheromone-based products to contribute approximately $1 billion in revenue at above company-average EBITDA margin by 2030. The purchase price of approximately $193 million was primarily paid at closing on July 19, 2022. See Note 5 for additional information.
During the third quarter of 2022, we made certain accounting policy changes for inventory costing and net periodic pension plan cost. The effects of these changes in accounting principle have been retrospectively applied to all periods presented and as such certain prior period amounts have been adjusted. Impacts to our Consolidated Statements of Income (Loss) were not material. See Note 1 for further information.
2023 Outlook
We expect 2023 revenue will be in the range of approximately $6.08 billion to $6.22 billion, up approximately 6 percent at the midpoint versus 2022. New launches and market access initiatives are expected to help drive volume growth with mid-single digit pricing expected for the full year. Foreign currency is expected to be a moderate headwind to topline results. We expect adjusted EBITDA(1) of $1.48 billion to $1.56 billion, up 8 percent at the midpoint versus 2022 results. Price is anticipated to be the primary driver of EBITDA growth in the year with cost headwinds expected to be significantly lower than those experienced last year. Increases in the input cost portion of cost headwinds are anticipated to decelerate as the year progresses and become a year-over-year tailwind in the second half. 2023 adjusted earnings are expected to be in the range of $7.20 to $8.00 per diluted share(1), up approximately 3 percent at the midpoint versus 2022, negatively impacted by higher interest and tax rates. The estimate for adjusted earnings excludes any impact from potential share repurchases in 2023. For cash flow outlook, refer to the liquidity and capital resources section below.
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

Results of Operations — 2022, 2021 and 2020
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

(in Millions)	Year Ended December 31,
	2022	2021	2020
Revenue	$5,802.3	$5,045.2	$4,642.1
Costs and Expenses
Costs of sales and services	3,475.5	2,883.9	2,595.4
Gross Margin	$2,326.8	$2,161.3	$2,046.7
Selling, general and administrative expenses	775.2	714.1	729.7
Research and development expenses	314.2	304.7	287.9
Restructuring and other charges (income)	93.1	108.0	132.2
Total costs and expenses	$4,658.0	$4,010.7	$3,745.2
Income from continuing operations before non-operating pension and postretirement charges (income), interest income, interest expense, and provision for income taxes (1)	$1,144.3	$1,034.5	$896.9
Non-operating pension and postretirement charges (income)	8.6	5.6	14.7
Interest income	—	—	(0.1)
Interest expense	151.8	131.1	151.3
Income from continuing operations before income taxes	$983.9	$897.8	$731.0
Provision for income taxes	145.2	92.5	151.2
Income (loss) from continuing operations	$838.7	$805.3	$579.8
Discontinued operations, net of income taxes	(97.2)	(68.2)	(28.3)
Net income (loss) (GAAP)	$741.5	$737.1	$551.5
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$93.1	$108.0	$132.2
Non-operating pension and postretirement charges (income) (4)	8.6	5.6	14.7
Transaction-related charges (5)	—	0.4	53.3
Discontinued operations, net of income taxes	97.2	68.2	28.3
Interest expense, net	151.8	131.1	151.2
Depreciation and amortization	169.4	170.9	162.7
Provision (benefit) for income taxes	145.2	92.5	151.2
Adjusted EBITDA (Non-GAAP) (2)	$1,406.8	$1,313.8	$1,245.1

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
(5)Charges relate to transaction costs, costs for transitional employees, other acquired employee related costs, integration related legal and professional third-party fees. We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. Any related restructuring charges associated with the DuPont program are complete as of December 31, 2022 and any future charges are not expected to be material.

	Year Ended December 31,
(in Millions)	2022	2021	2020
DuPont Crop Protection Business Acquisition (1)
Legal and professional fees (2)	$—	$0.4	$53.3
Total transaction-related charges	$—	$0.4	$53.3
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

ADJUSTED EARNINGS RECONCILIATION

(in Millions)	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to FMC stockholders (GAAP)	$736.5	$739.6	$552.4
Corporate special charges (income), pre-tax (1)	101.7	114.0	200.2
Income tax expense (benefit) on Corporate special charges (income) (2)	1.5	(20.3)	(22.4)
Corporate special charges (income), net of income taxes	$103.2	$93.7	$177.8
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	6.8	—	—
Discontinued operations attributable to FMC Stockholders, net of income taxes	97.2	68.2	28.3
Non-GAAP tax adjustments (3)	(5.3)	(14.8)	46.3
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$938.4	$886.7	$804.8
____________________
(1)Represents restructuring and other charges (income), non-operating pension and postretirement charges (income) and transaction-related charges.
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

ORGANIC REVENUE GROWTH RECONCILIATION

Twelve Months Ended December 31, 2022 vs. 2021
Total Revenue Change (GAAP)	15%
Less: Foreign Currency Impact	3%
Organic Revenue Change (Non-GAAP)	18%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.

Revenue
2022 vs. 2021
Revenue of $5,802.3 million increased $757.1 million, or approximately 15 percent versus the prior year period. The increase was driven by higher volumes, which accounted for an approximate 11 percent increase, as well as favorable pricing which accounted for an approximate 7 percent increase. Volume growth was primarily driven by Latin America and North America. Foreign currency tailwinds had an unfavorable impact of approximately 3 percent on revenue. Excluding foreign currency impacts, revenue increased approximately 18 percent.
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
See below for a discussion of revenue by region.

Total Revenue by Region
	Year Ended December 31,
(in Millions)	2022	2021	2020
North America	$1,435.8	$1,117.2	$1,032.5
Latin America	2,088.2	1,633.4	1,456.5
Europe, Middle East and Africa (EMEA)	1,039.7	1,040.0	1,046.3
Asia	1,238.6	1,254.6	1,106.8
Total Revenue	$5,802.3	$5,045.2	$4,642.1

2022 vs. 2021
North America: Revenue increased approximately 29 percent in the year ended December 31, 2022, driven by strong volumes and pricing actions. In the US, growth was driven by sales of herbicides, insecticides, and fungicides. In Canada our results were driven by low channel inventory of insecticides, strength in selective herbicides, and the successful launch of Coragen® MaX insecticide.
Latin America: Revenue increased approximately 28 percent, or approximately 25 percent excluding foreign currency tailwinds, for the year ended December 31, 2022 compared to the prior year period, driven by strong volumes and price increases. Growth in the region was primarily driven by Brazil and Argentina. Double digit gains across all segments were driven by commodity price and acreage increases. Our investments in market access also contributed to growth in the region.
EMEA: Revenue remained flat versus the prior year period; however, revenue increased approximately 12 percent excluding foreign currency headwinds. The lack of growth from prior year was largely impacted by foreign currency headwinds as well as weather in Southern Europe and the absence of Russian sales. Results were driven by strong pricing actions as well as volume growth, led by Northern Europe, Germany, and Turkey, demand for selective herbicides on cereals and other crops, and demand for our diamides on fruits and vegetables.

Asia: Revenue decreased approximately 1 percent versus the prior year period, however revenue increased approximately 5 percent excluding foreign currency headwinds. The change in revenue from prior year was primarily impacted by foreign currency headwinds, a reduction in rice acres in India, and weather conditions, particularly in India and Pakistan. These impacts were partially offset by price actions and strong performance in Australia.
For 2023, full-year revenue is expected to be in the range of approximately $6.08 billion to $6.22 billion, which represents an increase of approximately 6 percent at the midpoint versus 2022.

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

Gross margin
2022 vs. 2021
Gross margin of $2,326.8 million increased by $165.5 million, or approximately 8 percent versus the prior year period. The increase was primarily due to top line revenue growth which was partially offset by higher costs due to rising input costs from inflationary pressures and foreign currency headwinds.
Gross margin percent of approximately 40 percent decreased from 43 percent in the prior year period, driven by significant cost headwinds, primarily due to input cost inflation, and foreign currency headwinds.
2021 vs. 2020
Gross margin of $2,161.3 million increased by $114.6 million, or approximately 6 percent versus the prior year period. The increase was primarily due to higher revenues driven by increased volumes, partially offset by higher cost of goods sold.
Gross margin percent of approximately 43 percent slightly decreased from approximately 44 percent in the prior year period, driven by higher costs primarily increases in raw materials, packaging, and logistics.

Selling, general and administrative expenses
2022 vs. 2021
Selling, general and administrative expenses of $775.2 million increased by $61.1 million, or approximately 9 percent versus the prior year period. Spending increased globally to support our revenue growth. Additionally, spending was driven by inflation from labor costs and third party spend, as well as market access expansion.
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

Research and development expenses
2022 vs. 2021
Research and development expenses of $314.2 million increased by $9.5 million, or approximately 3 percent versus the prior year period. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline as well as inflation and labor cost increases.
2021 vs. 2020
Research and development expenses of $304.7 million increased by $16.8 million, or approximately 6 percent versus the prior year period. During 2020, we phased some research and development projects differently to allow for lower costs in response to the pandemic without fundamentally impacting long-term timelines. In 2021, we resumed research and development expenses related to these projects.

Other Results of Operations
Depreciation and amortization
2022 vs. 2021
Depreciation and amortization of $169.4 million decreased $1.5 million, or approximately 1 percent, as compared to 2021 of $170.9 million.
2021 vs. 2020
Depreciation and amortization of $170.9 million increased $8.2 million, or approximately 5 percent, as compared to 2020 of $162.7 million. The increase was mostly driven by the impacts of the amortization effects of the completion of various phases of our ERP implementation which increased amortization expense by approximately $5 million.

Interest expense, net
2022 vs. 2021
Interest expense, net of $151.8 million increased by $20.7 million, or approximately 16 percent, compared to $131.1 million in 2021. The increase was driven by higher interest rates and higher debt balances which increased interest expense by approximately $28 million for domestic debt and $7 million for foreign debt, partially offset by the benefits of the refinancing activity completed in the fourth quarter of 2021 which decreased interest expense by approximately $12 million.
2021 vs. 2020
Interest expense, net of $131.1 million decreased by $20.1 million, or approximately 13 percent, compared to $151.2 million in 2020. The decrease was driven by lower foreign debt balances and rates which decreased interest expense by approximately $9 million and, lower short term interest rates which decreased interest expense by approximately $10 million.

Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Restructuring charges	$(26.1)	$41.1	$42.6
Other charges (income), net	119.2	66.9	89.6
Total restructuring and other charges (income) (1)	$93.1	$108.0	$132.2
_______________
(1)    See Note 9 to the consolidated financial statements included in this Form 10-K for more information.

2022
Restructuring and other charges (income) is primarily comprised of a gain of $50.5 million recognized on the disposition of land related to a closed manufacturing facility. Restructuring and other charges (income) is also comprised of charges of $5.9 million of severance and employee separation costs, $11.2 million related to fixed asset charges, and $7.3 million of other restructuring related charges incurred as part of various restructuring initiatives disclosed in previous periods.
Other charges (income) is primarily comprised of $76.8 million in exit charges related to our decision to cease operations and business in Russia. Additional charges of $42.4 million relate primarily to environmental charges, which were impacted by higher inflation rates.
2021
Restructuring charges in 2021 primarily consisted of $16.7 million of charges associated with the integration of the DuPont Crop Protection Business which was completed in 2020 except for certain in-flight initiatives. These charges primarily reflect non-cash charges and to a lesser extent remaining severance. Restructuring charges associated with the DuPont program were largely complete. There were other restructuring charges of $13.4 million related to various actions to improve organizational structure as well as regional alignment activities which primarily included the move of our European headquarters. Types of costs primarily relate to facility-related shut down costs including asset impairments as well as employee-related costs.
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

Non-operating pension and postretirement charges (income)
2022 vs. 2021
The charge for 2022 was $8.6 million compared to $5.6 million in 2021. The increase is primarily due to rising interest rates during 2022 compared to 2021 partially offset by higher expected return on plan assets.

2021 vs. 2020
The charge for 2021 was $5.6 million compared to $14.7 million in 2020. Comparing 2020 and 2021 expense, the difference is because of lower interest rates in 2021 compared to 2020, partially offset by a lower expected return on assets.

As previously disclosed, we changed our method of accounting to the fair value approach for our liability hedging asset class, which does not involve deferring the impact of excess plan asset gains or losses in the determination of these two components of net periodic benefit cost. This class of assets is comprised solely of fixed income securities and therefore, provides a natural hedge (liability hedging assets) against the changes in the recorded amount of net periodic pension cost. No change is being made to the accounting principle for the other classes of pension assets; however our U.S. qualified pension plan reached fully funded status during 2018 and since that point the portfolio has been invested 100 percent in fixed income securities and cash. As a result of this change, we do not expect significant volatility in this line item going forward.

Transaction-related charges
A detailed description of the transaction related charges is included in Note 5 to the consolidated financial statements included within this Form 10-K. Transaction related charges, which consisted entirely of those for the DuPont Crop acquisition, ended in early 2021.

Provision for income taxes
Provision for income taxes for 2022 was expense of $145.2 million resulting in an effective tax rate of 14.8 percent. Provision for income taxes for 2021 was expense of $92.5 million resulting in an effective tax rate of 10.3 percent. Provision for income taxes for 2020 was expense of $151.2 million resulting in an effective tax rate of 20.7 percent. Note 13 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes. We believe showing the reconciliation below of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Year Ended December 31,
	2022			2021			2020
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$983.9	$145.2	14.8%	$897.8	$92.5	10.3%	$731.0	$151.2	20.7%
Corporate special charges (income) (1)	101.7	(1.5)		114.0	20.3		200.2	22.4
Tax adjustments (2)		5.3			14.8			(46.3)
Non-GAAP - Continuing operations	$1,085.6	$149.0	13.7%	$1,011.8	$127.6	12.6%	$931.2	$127.3	13.7%
_______________
(1)Primarily our decision to cease operations and business in Russia in 2022. As a result, we recorded a pre-tax charge of $76.8 million with minimal tax benefit.
(2)Tax adjustments in 2021 and 2020 are materially attributable to the effects of certain changes in various tax reserves. See Note 13 to the consolidated financial statements included within this Form 10-K.

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
2022 vs. 2021
Discontinued operations, net of income taxes represented a loss of $97.2 million in 2022 compared to a loss of $68.2 million in 2021. The loss during both periods was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. Higher inflation rates negatively impacted adjustments to our environmental and other retained liabilities in 2022. Offsetting the losses in 2021 was the gain on sales of land in our discontinued sites of $15 million, net of taxes.
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

Net income (loss)
2022 vs. 2021
Net income increased to $741.5 million from $737.1 million. The higher results were driven by higher revenues and margins. However, these increases were mainly offset by higher selling, general and administrative costs, interest expense, income taxes, and discontinued operations expenses.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest. The 2022 noncontrolling interest includes the portion of the $50.5 million gain on the land disposition (see Corporate special charges (income) section above) attributable to the other partner.
2021 vs. 2020
Net income increased to $737.1 million from $551.5 million. The higher results were driven by higher revenues and margins as well as lower selling, general and administrative costs primarily resulting from lower transaction-related charges. Additionally, we had lower restructuring and other charges of $24.2 million, interest expense, net of $20.1 million, and tax expense of $58.7 million. These reductions were offset by higher discontinued operations charges of $39.9 million resulting from higher adjustments to retained liabilities and lower gains from real estate sales.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
2022 vs. 2021
Adjusted EBITDA of $1,406.8 million increased $93.0 million, or approximately 7 percent versus the prior year period. The increase was due to higher pricing and higher volume which accounted for approximately 28 percent and 20 percent increases respectively. These factors more than offset significant cost increases, primarily attributable to raw materials, which had an unfavorable impact of approximately 35 percent and foreign currency fluctuations which had an unfavorable impact of approximately 6 percent on adjusted EBITDA.
2021 vs. 2020
Adjusted EBITDA of $1,313.8 million increased $68.7 million, or approximately 6 percent versus the prior year period. The increase was due to higher volumes and higher pricing which accounted for approximately 20 percent and 3 percent increases respectively. These factors more than offset cost increases in raw materials, packaging, and logistics costs, and to a lesser extent the reversal of some temporary cost savings in the prior year, which had an unfavorable impact of approximately 15 percent and foreign currency fluctuations which had an unfavorable impact of approximately 2 percent on adjusted EBITDA.

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
Cash
Cash and cash equivalents at December 31, 2022 and 2021, were $572.0 million and $516.8 million, respectively. Of the cash and cash equivalents balance at December 31, 2022, $551.1 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 13 to the consolidated financial statements included within this Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At December 31, 2022, we had total debt of $3,274.0 million as compared to $3,172.5 million at December 31, 2021. Total debt included $2,733.2 million and $2,731.7 million of long-term debt (excluding current portions of $88.5 million and $84.5 million) at December 31, 2022 and 2021, respectively. On June 17, 2022, we amended our Revolving Credit Facility and on June 27, 2022 we amended our 2021 Term Loan Agreement. The Revolving Credit Facility Amendment primarily increased the borrowing capacity from $1.5 billion to $2 billion and extended the maturity date by an additional year to 2027. As of December 31, 2022, we were in compliance with all of our debt covenants. See Note 14 to the consolidated financial statements included within this Form 10-K for further details. We remain committed to solid investment grade credit metrics, and full-year average leverage was in line with this commitment in 2022.
Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings decreased from $112.2 million at December 31, 2021 to $81.8 million at December 31, 2022 while outstanding commercial paper increased from $244.1 million at December 31, 2021 to $370.5 million at December 31, 2022. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Our total debt maturities, excluding discounts, is $3,290.8 million at December 31, 2022, with $540.8 million payable in the next 12 months. As of December 31, 2022, we had contractual interest obligations of $950.1 million outstanding, with $118.8 million payable in the next 12 months. Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $800.0 million of long-term debt subject to variable interest rates at December 31, 2022. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2022. Variable rates are determined by the market and will fluctuate over time.
Access to credit and future liquidity and funding needs
At December 31, 2022, our remaining borrowing capacity under our credit facility was $1,469.5 million. See Note 14 to the consolidated financial statements included within this Form 10-K for discussion of the amendments to the Revolving Credit Facility and Term Loan Agreements undertaken in the current year. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2022, we had $370.5 million borrowings outstanding under the commercial paper program at an average borrowing rate of 4.9 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.
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
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay. See Note 10 for more information on receivables factoring.
Commitments
We provide guarantees to financial institutions on behalf of certain customers, principally customers in Brazil, and to a lesser extent Asia, for their seasonal borrowing. The total of these guarantees was $156.7 million at December 31, 2022. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
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
Taxes, Pension, Environmental, and Other Discontinued Liabilities
As of December 31, 2022, the liability for uncertain tax positions was $52.4 million. We also have a liability attributable to the transition tax on deemed repatriated foreign earnings incurred as a result of the Tax Cuts and Jobs Act (the "Act") of $92.1 million. Our consolidated balance sheets contain accrued pension and other postretirement benefits, our environmental liabilities, and our other discontinued liabilities for which we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid beyond 2023. See our discussion under 2023 Cash Flow Outlook in the Free Cash Flow section within this Form 10-K for information on these liabilities and the related expected payments in 2023.
Derivatives
At times we can be in a derivative liability position that can require future cash obligations. As of December 31, 2022, we had derivative contract obligations of $4.6 million, with the full amount payable in the next 12 months.
Leases
We have lease arrangements for equipment and facilities, including office spaces, IT equipment, transportation equipment, and machinery equipment. As of December 31, 2022, we had fixed lease payment obligations of $180.9 million, with $27.3 million payable within 12 months.
Purchase obligations
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. As of December our purchase obligations were $459.4 million, with $200.2 million payable in the first 12 months. The majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract and not a year by year take-or-pay, and as such, the obligations related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.

Statement of Cash Flows
Cash provided (required) by operating activities was $660.0 million, $898.6 million and $736.8 million for 2022, 2021 and 2020, respectively.

The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Year ended December 31,
	2022	2021	2020
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension expense postretirement charges, interest expense, net and income taxes (GAAP)	$1,144.3	$1,034.5	$896.9
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	262.5	279.3	348.2
Operating income before depreciation and amortization	$1,406.8	$1,313.8	$1,245.1
Change in trade receivables, net (1)	(443.9)	(241.1)	(71.8)
Change in guarantees of vendor financing	(64.2)	65.6	64.8
Change in advance payments from customers (2)	52.1	283.6	(145.5)
Change in accrued customer rebates (3)	69.6	108.7	17.2
Change in inventories (4)	(182.3)	(320.7)	(54.4)
Change in accounts payable (5)	165.3	144.4	61.8
Change in all other operating assets and liabilities (6)	(10.3)	(77.6)	(68.2)
Restructuring and other spending (7)	(35.2)	(34.7)	(17.9)
Environmental spending, continuing, net of recoveries (8)	(26.9)	(63.6)	(1.9)
Pension and other postretirement benefit contributions (9)	(4.5)	(5.3)	(4.6)
Net interest payments (10)	(144.0)	(125.8)	(141.8)
Tax payments, net of refunds (11)	(122.0)	(139.2)	(82.1)
Transaction and integration costs (12)	(0.5)	(9.5)	(63.9)
Cash provided (required) by operating activities of continuing operations (GAAP)	$660.0	$898.6	$736.8
____________________
(1)The change in trade receivables in all periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2022 was driven by timing of collections, higher sales year over year, and the inflationary impact of price increases to offset cost headwinds. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for all periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2022, we collected approximately $1,670 million of receivables in Brazil.
(2)Advance payments are typically received in the fourth quarter of each year, primarily in our North America operations as revenue associated with advance payments is recognized, generally in the first half of each year following the seasonality of that business, as shipments are made and title, ownership and risk of loss pass to the customer. The change in 2022 and 2021 was related to higher overall payments received primarily due to strong North America seasons in both years. The change in 2021 was related to substantially higher payments received compared to 2020.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes in 2022 compared to 2021 are mostly associated with higher North America revenue, primarily driven by volume and price increases, as well as with the mix in sales eligible for rebates and incentives and timing of certain rebate payments.
(4)The change in cash flows during 2022 reflect the inventory build required to meet business demand. The change in cash flows during 2021 include an inventory build to help manage supply chain volatility as well as higher input costs. Changes in inventory in 2020 are a result of significant market impacts related to supply chain constraints, reduced demand, and products held by foreign customs.
(5)The change in cash flows related to accounts payable in 2022, 2021 and 2020 is primarily due to timing of payments made to suppliers and vendors. In 2022, the change in cash flows related to accounts payable was also driven by cost inflation.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the 2022, 2021 and 2020 period includes the effects of the unfavorable contracts amortization of approximately $82 million, $103 million and $120 million, respectively.
(7)See Note 9 to the consolidated financial statements included within this Form 10-K for further details.

(8)Included in our results for each of the years presented are environmental charges for environmental remediation of $34.7 million, $27.1 million and $24.9 million, respectively. The amounts in 2022 will be spent in future years. The amounts represent environmental remediation spending which were recorded against pre-existing reserves, net of recoveries. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. Amounts in 2021 include payments of $32.2 million related to the Pocatello Tribal Litigation. Additionally, during the first quarter of 2020, we entered into a confidential insurance settlement pertaining to coverage at a legacy environmental site, which settlement resulted in a cash payment to FMC in the amount of $20.0 million. Refer to Note 12 to the consolidated financial statements included within this Form 10-K for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan in 2022, 2021 and 2020.
(10)Interest payments were higher during 2022 largely due to higher short term interest rates and higher debt balances.
(11)Amounts shown in the chart represent net tax payments of our continuing operations. Tax payments in 2021 include the remittance of deferred income tax payments in various jurisdictions from 2020 as a result of the COVID-19 pandemic.
(12)Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. Any related restructuring charges associated with the DuPont program are complete as of December 31, 2022 and any future charges are not expected to be material. See Note 5 to the consolidated financial statements included within this Form 10-K for more information.

Cash provided (required) by operating activities of discontinued operations was $(77.6) million, $(78.5) million and $(89.0) million for 2022, 2021 and 2020, respectively.
Cash required by operating activities of discontinued operations in 2022 is directly related to environmental spending of $47.0 million as well as $30.6 million for other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings, collectively. 2021 and 2020 spending were of a similar nature.
Cash provided (required) by investing activities of continuing operations was $(266.4) million, $(131.7) million and $(200.4) million for 2022, 2021 and 2020, respectively.
Cash required for 2022 is primarily related to capital expenditures needed for increased capacity, as well the consideration paid for the BioPhero acquisition. Capital expenditures in 2022 increased due to spending directed towards capacity expansion. This usage of cash was offset by the proceeds received on the disposition of land on a previously shutdown manufacturing facility.
Cash required in 2021 is primarily due to capital expenditures and spending related to our contract manufacturing arrangements. We completed the final stage of our SAP system implementation during the early part of 2021, therefore there was a reduction in those payments from the prior year.
Cash required in 2020 primarily due to capital expenditures and spending related to our contract manufacturing arrangements, as well as continued spending associated with the final stages of our new SAP system implementation. 2020 also includes payments of $65.6 million to acquire the remaining rights for Fluindapyr from Isagro S.p.A ("Isagro") in an asset acquisition.
Cash provided (required) by investing activities of discontinued operations was zero , $19.7 million and $31.1 million for 2022, 2021 and 2020, respectively.
Cash provided by investing activities of discontinued operations in 2021 represents the proceeds from the sale of land of our discontinued sites. This resulted in a gain recognized within discontinued operations of approximately $15.4 million net of taxes.
Cash provided by investing activities of discontinued operations in 2020 represents the proceeds of approximately $31 million from the sale of our two parcels of land of our discontinued site in Newark, California. These sales resulted in a gain recognized within discontinued operations of approximately $24 million, net of taxes.
Cash provided (required) by financing activities was $(237.4) million, $(747.9) million and $(250.3) million in 2022, 2021 and 2020, respectively.
The change in cash required by financing activities in 2022 is primarily driven by lower share repurchases under our publicly announced program as well as lower repayments on long term debt.
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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure.

FREE CASH FLOW RECONCILIATION

(in Millions)	Year ended December 31,
	2022	2021	2020
Cash provided (required) by operating activities of continuing operations (GAAP)	$660.0	$898.6	$736.8
Transaction and integration costs (1)	0.5	9.5	63.9
Adjusted cash from operations (2)	$660.5	$908.1	$800.7

Capital expenditures (3)	(142.3)	(100.1)	(67.2)
Other investing activities (3)(4)	23.6	(13.7)	(20.4)
Capital additions and other investing activities	$(118.7)	$(113.8)	$(87.6)

Cash provided (required) by operating activities of discontinued operations (5)	(77.6)	(78.5)	(89.0)
Proceeds from land disposition (7)	50.5	—	—
Cash provided (required) by investing activities of discontinued operations (5)	—	19.7	31.1
Transaction and integration costs (1)	(0.5)	(9.5)	(63.9)
Investment in Enterprise Resource Planning system (3)	—	(12.7)	(47.2)
Legacy and transformation (6)	$(27.6)	$(81.0)	$(169.0)

Free cash flow (Non-GAAP)	$514.2	$713.3	$544.1
___________________
(1)Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 5 to the consolidated financial statements included within this Form 10-K for more information. Cash spending is substantially complete.
(2)Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction-related cash flows, which are included within Legacy and transformation.
(3)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4)Included in the amounts is cash spending associated with contract manufacturers of $6.8 million, $18.8 million and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our legacy liabilities such as environmental remediation and other legal matters and our discontinued investing activities that are reported in discontinued operations. It also includes business integration costs associated with the DuPont Crop Protection

Business Acquisition and the implementation of our new SAP system. The year ended December 31, 2022 includes proceeds from a land disposition described below.
(7)During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. We received cash proceeds of $50.5 million for the land transfer. For additional detail on this transaction, see Note 9 to our consolidated financial statements included within this Form 10-K.

2023 Cash Flow Outlook
Our cash needs for 2023 include operating cash requirements (which are impacted by contributions to our pension plan, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2022 our remaining borrowing capacity under our credit facility was $1,469.5 million.
We expect 2023 free cash flow (Non-GAAP) to fall within a range of approximately $530 million to $720 million. At the mid-point of the range there is an increase year over year driven by higher adjusted cash from operations primarily due to growth in adjusted EBITDA and slower growth of working capital from slower sales growth and easing input cost inflation which will be partially offset by higher cash interest and taxes. We expect a modest year over year increase in capital additions as we expand capacity to meet growing demand, especially for our new products.
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
Cash from operating activities of continuing operations
We expect higher cash from operating activities, excluding the effects of transaction-related cash flows, to be in the range of approximately $800 million to $920 million. Transaction-related cash flows are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint are substantially complete. See below for further discussion. Cash from operating activities includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2023. The plan is slightly overfunded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2023 spending, net of recoveries includes approximately $35 million to $45 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Projected 2023 spending, net of recoveries includes approximately $40 million to $50 million of net environmental remediation spending for our discontinued sites, which is part of legacy and transformation noted below. These projections include spending as a result of a settlement reached in the second quarter of 2019 at our Middleport, New York site. The settlement will result in spending $10 million maximum per year on average, until the remediation is complete.
Total projected 2023 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of $75 million to $95 million.

Restructuring and asset retirement obligations
We expect to make payments of approximately $25 to $35 million in 2023, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
Capital additions and other investing activities
Projected 2023 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $140 million to $180 million. The spending is mainly driven by continuing to expand capacity to meet growing demand, especially for our new products. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2023 legacy and transformation spending are expected to be in the range of approximately $60 million to $90 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other legacy liabilities. We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. As such, transformation spending in 2023 is not expected to be material.
Share repurchases
During the year ended December 31, 2022, 875,480 shares were repurchased under the publicly announced repurchase program for approximately $100 million. At December 31, 2022, approximately $900.0 million remained unused under our Board-authorized repurchase program. In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program replaced in its entirety the previous authorization. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
We intend to repurchase, at a minimum, enough FMC shares to offset any dilution from share-based compensation.
Dividends
On January 19, 2023, we paid dividends aggregating $72.7 million to our shareholders of record as of December 31, 2022. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, we paid $267.5 million, $247.2 million and $228.5 million in dividends, respectively. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Contingencies
See Note 20 to our consolidated financial statements included within this Form 10-K.

Climate Change
We are concerned about the consequences of climate change and will take prudent and cost-effective actions that reduce GHG emissions to the atmosphere.
FMC is committed to continuing to do its part to address climate change and its impacts. FMC published its first sustainability report in 2011 and has been reporting its GHG emissions and mitigation strategy to CDP (formerly Carbon Disclosure Project) since 2016. FMC detailed the business risks and opportunities we have due to climate change and its impacts in our CDP climate change reports. FMC received a "A-" in the CDP Climate Change and Water Security questionnaires in 2022, demonstrating leadership in climate disclosure. As part of FMC’s continued commitment to address climate change, in August of 2021, FMC announced its goal to achieve an expected net-zero GHG emissions by 2035 FMC. FMC committed to the Science Based Target initiative ("SBTi") Net-Zero Standard, aligned with keeping the global temperature at 1.5°C above pre-industrial times. Beyond net-zero, FMC also seeks to achieve 100% implementation of sustainable water practices at all FMC sites and 100% waste to beneficial reuse by 2035.
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
Though the nature of these events makes them difficult to predict, to respond to the uncertainty and better understand our risks and opportunities as they relate to climate change, we have conducted climate related scenario analyses consistent with the recommendations provided by the Taskforce for Climate-Related Financial Disclosures ("TCFD"). As part of the TCFD scenario analysis, we have evaluated both physical and transitional risks and opportunities across multiple time horizons. In accordance with the TCFD guidance, we leveraged scenarios published by the International Energy Agency ("IEA") and the United Nations’ Intergovernmental Panel on Climate Change (IPCC), including a scenario below 2°C. Results of this analysis are integrated in enterprise risk management and long-term business strategy, and are used to determine where strategic capital could be deployed to address risks and opportunities. Risks identified in Item 1A are aligned with the TCFD requirements.
In our product portfolio, we see transition market opportunities for our products to address climate change and its impacts. For example, FMC's agricultural solutions can help customers increase yield, energy and water efficiency, and decrease GHG emissions. Our solutions can also help growers adapt to more unpredictable growing conditions and the effects these types of threats have on crops. FMC has committed to achieve a goal of investing 100 percent of our research and development pipeline budget to developing sustainable products and solutions for future use.
We are improving existing products and developing new platforms and technologies that help mitigate impacts of climate change. These opportunities could lead to new products and services for our existing and potential customers. Beyond our products and operations, FMC recognizes that energy consumption throughout our supply chain can impact climate change and product costs. FMC has committed to an expected target of net-zero GHG emissions across our entire value, which would include reductions across our entire supply chain. Therefore, we will actively work with our entire value chain - suppliers, contractors, and customers - to seek to improve their energy efficiencies and to reduce their GHG emissions.
We continue to follow legislative and regulatory developments regarding climate change, including climate-related disclosures. The regulation of GHGs, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. In December 2015, 195 countries at the United Nations Climate Change Conference in Paris reached an agreement to reduce GHGs. In November 2021, the above parties reconvened at the United Nations Climate Change Conference in Glasgow to reaffirm the Paris Agreement and urged countries to reach 1.5°C level reductions by the 2030s to lessen the impacts of climate change. Although it remains to be seen how and when each of these countries will implement this agreement, FMC has echoed this commitment with our expected target of net-zero by 2035 goal which allows us to do our part in reaching 1.5°C level reductions.
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
Based on the annual assessment, we concluded the fair value of the reporting unit substantially exceeded the carrying value. Additionally, the fair value of each indefinite-lived intangible asset exceeded its carrying value.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2022, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of

5.16 percent for our U.S. qualified plan, 4.99 percent for our U.S. nonqualified, and 5.03 percent for our U.S. other postretirement benefit plans.
The discount rates used to determine projected benefit obligation at our December 31, 2022 and 2021 measurement dates for the U.S. qualified plan were 5.16 percent and 2.84 percent, respectively. The effect of the change in the discount rate from 2.84 percent to 5.16 percent at December 31, 2022 resulted in a $259.4 million decrease to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate used to determine net annual benefit cost (income) from 2.49 percent at December 31, 2021 to 2.84 percent at December 31, 2022 resulted in a $1.9 million increase to the 2022 U.S. qualified pension expense.
The change in discount rate from 2.84 percent at December 31, 2021 to 5.16 percent at December 31, 2022 was attributable to an increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2021 and 2022 measurement dates. Using the December 31, 2022 and 2021 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 5.16 percent and 2.84 percent, respectively.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. Our long-term rate of return for the fiscal year ended December 31, 2022, 2021 and 2020 was 2.50 percent, 2.25 percent and 3.00 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $43.5 million and $66.1 million at December 31, 2022 and 2021, respectively, and increased pension and other postretirement benefit costs by $0.1 million, $0.4 million and zero for 2022, 2021 and 2020, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $47 million and $72.1 million at December 31, 2022 and 2021, respectively, and decreased pension and other postretirement benefit costs by zero in 2022, $0.4 million in 2021, and increased costs by $0.1 million in 2020.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $6.6 million, $6.3 million and $6.2 million for 2022, 2021 and 2020, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $6.6 million, $6.3 million and $6.2 million for 2022, 2021 and 2020, respectively.
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
At December 31, 2022, our net financial instrument position was a net liability of $4.6 million compared to a net asset of $19.4 million at December 31, 2021. The change in the net financial instrument position was primarily due to exchange and interest rate fluctuations in our foreign exchange interest rate portfolios.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2022 and 2021, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2022	$(17.0)	$45.9	$(79.7)

Net asset/(liability) position at December 31, 2021	15.6	84.1	(50.8)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the quarter ended December 31, 2022, we had outstanding interest rate swap contracts in place with an aggregate notional value of $200.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at December 31, 2022 and 2021, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset/(liability) position at December 31, 2022	$12.4	$33.4	$(8.6)

Net asset/(liability) position at December 31, 2021	3.7	13.1	(5.6)

Our debt portfolio at December 31, 2022 is composed of 62 percent fixed-rate debt and 38 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2021 Term Loan Facility, Credit Facility, Commercial Paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2022, a one percentage point increase in interest rates would have increased gross interest expense by $12.4 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $12.4 million for the year ended December 31, 2022.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2022	2021	2020
Revenue	$5,802.3	$5,045.2	$4,642.1
Costs and Expenses
Costs of sales and services	3,475.5	2,883.9	2,595.4

Gross Margin	$2,326.8	$2,161.3	$2,046.7

Selling, general and administrative expenses	775.2	714.1	729.7
Research and development expenses	314.2	304.7	287.9
Restructuring and other charges (income)	93.1	108.0	132.2
Total costs and expenses	$4,658.0	$4,010.7	$3,745.2
Income from continuing operations, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$1,144.3	$1,034.5	$896.9
Non-operating pension and postretirement charges (income)	8.6	5.6	14.7
Interest income	—	—	(0.1)
Interest expense	151.8	131.1	151.3
Income (loss) from continuing operations before income taxes	$983.9	$897.8	$731.0
Provision (benefit) for income taxes	145.2	92.5	151.2
Income (loss) from continuing operations	$838.7	$805.3	$579.8
Discontinued operations, net of income taxes	(97.2)	(68.2)	(28.3)
Net income (loss)	$741.5	$737.1	$551.5
Less: Net income (loss) attributable to noncontrolling interests	5.0	(2.5)	(0.9)
Net income (loss) attributable to FMC stockholders	$736.5	$739.6	$552.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$833.7	$807.8	$580.7
Discontinued operations, net of income taxes	(97.2)	(68.2)	(28.3)
Net income (loss) attributable to FMC stockholders	$736.5	$739.6	$552.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.60	$6.29	$4.48
Discontinued operations	(0.77)	(0.53)	(0.22)
Net income (loss) attributable to FMC stockholders	$5.83	$5.76	$4.26
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.58	$6.26	$4.45
Discontinued operations	(0.77)	(0.53)	(0.22)
Net income (loss) attributable to FMC stockholders	$5.81	$5.73	$4.23

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$741.5	$737.1	$551.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(103.1)	$(87.0)	$102.0
Reclassification of foreign currency translation (gains) losses	$4.2	$—	$—
Total foreign currency adjustments (1)	$(98.9)	$(87.0)	$102.0

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $(17.2), $5.4 and $1.9	$(65.4)	$44.1	$(2.5)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $19.1, $1.7 and $1.7 (3)	35.9	5.5	(4.3)
Total derivative instruments, net of tax of $1.9, $7.1 and $3.6	$(29.5)	$49.6	$(6.8)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $(4.3), $(4.5) and $4.7 (2)	$(15.7)	$(17.4)	$17.3
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax of $2.4, $2.5 and $3.3 (3)	9.1	9.5	12.5
Total pension and other postretirement benefits, net of tax of $(1.9), $(2.0) and $8.0	$(6.6)	$(7.9)	$29.8

Other comprehensive income (loss), net of tax	$(135.0)	$(45.3)	$125.0
Comprehensive income (loss)	$606.5	$691.8	$676.5
Less: Comprehensive income (loss) attributable to the noncontrolling interest	4.1	(3.0)	(0.6)
Comprehensive income (loss) attributable to FMC stockholders	$602.4	$694.8	$677.1
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

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$572.0	$516.8
Trade receivables, net of allowance of $33.9 in 2022 and $37.4 in 2021	2,871.4	2,583.7
Inventories	1,651.6	1,521.9
Prepaid and other current assets	343.6	431.4
Total current assets	$5,438.6	$5,053.8
Investments	14.5	9.2
Property, plant and equipment, net	849.6	817.0
Goodwill	1,589.3	1,463.3
Other intangibles, net	2,508.1	2,521.9
Other assets including long-term receivables, net	560.5	613.8
Deferred income taxes	210.7	194.1
Total assets	$11,171.3	$10,673.1
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$540.8	$440.8
Accounts payable, trade and other	1,252.2	1,135.0
Advance payments from customers	680.5	630.7
Accrued and other liabilities	601.8	631.2
Accrued customer rebates	465.3	406.7
Guarantees of vendor financing	142.0	206.2
Accrued pension and other postretirement benefits, current	2.3	4.3
Income taxes	114.7	65.4
Total current liabilities	$3,799.6	$3,520.3
Long-term debt, less current portion	2,733.2	2,731.7
Accrued pension and other postretirement benefits, long-term	31.6	41.8
Environmental liabilities, continuing and discontinued	439.1	415.9
Deferred income taxes	321.5	342.4
Other long-term liabilities	445.4	477.3
Commitments and contingent liabilities (Note 20)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2022 or 2021	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2022 and 2021; 185,983,792 shares issued in 2022 and 2021	18.6	18.6
Capital in excess of par value of common stock	909.2	880.4
Retained earnings	5,555.9	5,092.9
Accumulated other comprehensive income (loss)	(459.6)	(325.5)
Treasury stock, common, at cost - 2022: 60,872,988 shares, 2021: 60,284,313 shares	(2,646.2)	(2,542.1)
Total FMC stockholders’ equity	$3,377.9	$3,124.3
Noncontrolling interests	23.0	19.4
Total equity	$3,400.9	$3,143.7
Total liabilities and equity	$11,171.3	$10,673.1

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2022	2021	2020
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$741.5	$737.1	$551.5
Discontinued operations, net of income taxes	97.2	68.2	28.3
Income (loss) from continuing operations	$838.7	$805.3	$579.8
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$169.4	$170.9	$162.7
Restructuring and other charges (income)	93.1	108.0	132.2
Deferred income taxes	(52.7)	10.6	33.9
Pension and other postretirement benefits	12.5	10.5	19.3
Share-based compensation	24.2	17.8	18.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$(443.9)	$(241.1)	$(71.8)
Guarantees of vendor financing	(64.2)	65.6	64.8
Advance payments from customers	52.1	283.6	(145.5)
Accrued customer rebates	69.6	108.7	17.2
Inventories	(182.3)	(320.7)	(54.4)
Accounts payable, trade and other	165.3	144.4	61.8
Income taxes	19.1	(90.3)	36.2
Pension and other postretirement benefit contributions	(4.5)	(5.3)	(4.6)
Environmental spending, continuing, net of recoveries	(26.9)	(63.6)	(1.9)
Restructuring and other spending (1)	(35.2)	(34.7)	(17.9)
Transaction and integration costs	(0.5)	(9.5)	(63.9)
Change in other operating assets and liabilities, net (2)	26.2	(61.6)	(30.0)
Cash provided (required) by operating activities of continuing operations	$660.0	$898.6	$736.8
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(47.0)	$(57.5)	$(58.9)
Operating activities of discontinued operations, net of divestiture costs	—	—	(0.2)
Other discontinued spending	(30.6)	(21.0)	(29.9)
Cash provided (required) by operating activities of discontinued operations	$(77.6)	$(78.5)	$(89.0)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 9 to our consolidated financial statements included within this Form 10-K, the restructuring and other spending amount above for the years ended December 31, 2022 and 2021 includes spending of $10.0 million and $6.0 million, respectively, related to the Furadan® asset retirement obligations and $3.2 million and $4.4 million, respectively, for certain historical India indirect tax matters. The year ended December 31, 2022 includes $3.8 million of additional spending not included in our roll forward of restructuring reserves. For additional detail on restructuring and other charges activities, see Note 9 to our consolidated financial statements included within this Form 10-K.
(2)Changes in all periods represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2022	2021	2020
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(142.3)	$(100.1)	$(67.2)
Investment in Enterprise Resource Planning system	—	(12.7)	(47.2)
Acquisitions, including cost and equity method, net (3)	(198.2)	(5.2)	(65.6)
Proceeds from land disposition (4)	50.5	—	—
Other investing activities (5)	23.6	(13.7)	(20.4)
Cash provided (required) by investing activities of continuing operations	$(266.4)	$(131.7)	$(200.4)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	—	19.7	31.1
Cash provided (required) by investing activities of discontinued operations	$—	$19.7	$31.1
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$115.2	$104.9	$97.0
Proceeds from borrowing of long-term debt	—	1,000.0	27.1
Financing fees and interest rate swap settlements	16.3	(2.4)	(3.5)
Repayments of long-term debt	(1.4)	(1,203.1)	(100.0)
Acquisitions of noncontrolling interests	—	—	(7.4)
Distributions to noncontrolling interests	—	—	(1.3)
Distributions to minority partners	(0.5)	—	—
Dividends paid (6)	(267.5)	(247.2)	(228.5)
Issuances of common stock, net	9.4	7.9	24.7
Repurchases of common stock under publicly announced program	(100.0)	(400.0)	(50.0)
Other repurchases of common stock	(8.9)	(8.0)	(8.4)
Cash provided (required) by financing activities of continuing operations	$(237.4)	$(747.9)	$(250.3)
Effect of exchange rate changes on cash and cash equivalents	(23.4)	(12.3)	1.6
Increase (decrease) in cash and cash equivalents	$55.2	$(52.1)	$229.8

Cash and cash equivalents, beginning of period	516.8	568.9	339.1
Cash and cash equivalents, end of period	$572.0	$516.8	$568.9
____________________
(3)In 2022, the purchase price of Biophero of approximately $193 million was primarily paid at closing on July 19, 2022. For additional detail on this transaction, see Note 9 to our consolidated financial statements included within this Form 10-K. The acquisitions, net amount in 2020 represents payments made on October 2, 2020 to acquire the remaining rights for Fluindapyr from Isagro S.p.A ("Isagro") in an asset acquisition.
(4)During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. We received cash proceeds of $50.5 million for the land transfer. For additional detail on this transaction, see Note 9 to our consolidated financial statements included within this Form 10-K.
(5)Included in the above is cash spending associated with contract manufacturers was $6.8 million, $18.8 million and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(6)See Note 17 to the consolidated financial statements included within this Form 10-K regarding our quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $144.0 million, $125.8 million and $141.8 million, and income taxes paid, net of refunds was $122.0 million, $139.2 million and $82.1 million in December 31, 2022, 2021 and 2020, respectively. Accrued additions to property, plant and equipment and other assets at December 31, 2022, 2021 and 2020 were $40.4 million, $45.5 million and $14.7 million, respectively. Non-cash investing activities include a $19.3 million investment representing our beneficial interest in a trade receivables securitization program.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2019 (as previously reported)	$18.6	$829.7	$4,188.8	$(412.0)	$(2,092.8)	$29.1	$2,561.4
Cumulative Effect of Accounting Changes (See Note 1)	—	—	97.6	6.6	—	—	104.2
Balance December 31, 2019	$18.6	$829.7	$4,286.4	$(405.4)	$(2,092.8)	$29.1	$2,665.6
Net income (loss)	—	—	552.4	—	—	(0.9)	551.5
Stock compensation plans	—	33.1	—	—	10.4	—	43.5
Shares for benefit plan trust	—	—	—	—	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	29.8	—	—	29.8
Net hedging gains (losses) and other, net of income tax	—	—	—	(6.8)	—	—	(6.8)
Foreign currency translation adjustments	—	—	—	101.7	—	0.3	102.0
Dividends ($1.80 per share)	—	—	(233.9)	—	—	—	(233.9)
Repurchases of common stock	—	—	—	—	(58.4)	—	(58.4)
Acquisition of noncontrolling interests (1)	—	(2.6)	—	—	—	(4.8)	(7.4)
Distributions to noncontrolling interests	—	—	—	—	—	(1.3)	(1.3)
Balance December 31, 2020	$18.6	$860.2	$4,604.9	$(280.7)	$(2,141.2)	$22.4	$3,084.2
Net income (loss)	—	—	739.6	—	—	(2.5)	737.1
Stock compensation plans	—	20.2	—	—	5.5	—	25.7
Shares for benefit plan trust	—	—	—	—	1.6	—	1.6
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	(7.9)	—	—	(7.9)
Net hedging gains (losses) and other, net of income tax	—	—	—	49.6	—	—	49.6
Foreign currency translation adjustments	—	—	—	(86.5)	—	(0.5)	(87.0)
Dividends ($1.96 per share)	—	—	(251.6)	—	—	—	(251.6)
Repurchases of common stock	—	—	—	—	(408.0)	—	(408.0)
Balance December 31, 2021	$18.6	$880.4	$5,092.9	$(325.5)	$(2,542.1)	$19.4	$3,143.7
Net income (loss)	—	—	736.5	—	—	5.0	741.5
Stock compensation plans	—	28.8	—	—	4.7	—	33.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	(6.6)	—	—	(6.6)
Net hedging gains (losses) and other, net of income tax	—	—	—	(29.5)	—	—	(29.5)
Foreign currency translation adjustments	—	—	—	(98.0)	—	(0.9)	(98.9)
Dividends ($2.17 per share)	—	—	(273.5)	—	—	—	(273.5)
Repurchases of common stock	—	—	—	—	(108.9)	—	(108.9)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance December 31, 2022	$18.6	$909.2	$5,555.9	$(459.6)	$(2,646.2)	$23.0	$3,400.9
____________________
(1)    See Note 17 to the consolidated financial statements included within this Form 10-K for more detail on transactions with noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements

Note 1: Principal Accounting Policies and Related Financial Information

Nature of operations. We are a global agricultural sciences company dedicated to helping growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. We operate in a single distinct business segment and develop, market and sell all three major classes of crop protection chemicals: insecticides, herbicides and fungicides, as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health, and digital and precision agriculture. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control.
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
Trade receivables, net of allowance. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivables, we use a two-stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions. Our methodology considers current economic conditions as well as forward-looking expectations about expected credit loss.
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
The allowance for trade receivables was $33.9 million and $37.4 million as of December 31, 2022 and 2021, respectively. The allowance for long-term receivables was $44.5 million and $27.7 million at December 31, 2022 and 2021, respectively. The provision to the allowance for receivables charged against operations was $(0.5) million, $21.1 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 10 to the consolidated financial statements included within this Form 10-K for more information.
Investments. Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings and losses of these investments. Majority owned investments in which our control is restricted are also accounted for using the equity method. As of December 31, 2022 and 2021 we do not own any equity method investments. All other investments are carried at their fair values or at cost, as appropriate and are not material to our consolidated financial statements. In June 2020, we launched FMC Ventures, our venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. The accounting guidance requires these nonmarketable equity securities to be recorded at cost and adjusted to fair value each reporting period. However, the guidance allows for a measurement alternative, which is to record the investment at cost, less impairment, if any, and subsequently adjust for observable price

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

changes. Each reporting period, we review the portfolio for any observable price changes or potential indicators of impairment. At December 31, 2022, our investments made through FMC Ventures individually and in the aggregate are not significant to our financial results.
Inventories. Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All inventories are determined on a first-in, first-out ("FIFO") basis. Effective July 1, 2022, we changed our accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. See more on detailed breakout of new method below within Note 1 Consolidated Financial Statements for additional information of the effect of the change. Also see Note 7 to the Consolidated Financial Statements included within this Form 10-K for more information.
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
Capitalized interest. We capitalized interest costs of $5.6 million, $3.4 million, and $3.5 million in 2022, 2021, and 2020, respectively. These costs were primarily associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
We have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was inconsequential at December 31, 2022 and 2021.
The carrying amounts for the AROs for the years ended December 31, 2022 and 2021 are $16.0 million and $24.2 million, respectively. These amounts are included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheet.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessments conducted in 2022, 2021 and 2020, we did not record any goodwill or intangible asset impairments.
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
Derivative financial instruments. We mitigate certain financial exposures, including currency risk, interest rate risk and to a lesser extent commodity price exposures, through a controlled program of risk management that includes the use of derivative financial instruments when applicable. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either a hedge of the variability of cash flows to be received or paid related to a forecasted

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties ("PRPs") or other third parties. All of our environmental provisions incorporate inflation and are not discounted to their present value, other than our reserve for our Pocatello Tribal Matter. We remeasure this discounted liability balance according to current interest rates. See Note 12 to the consolidated financial statements included within this Form 10-K for further information.
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
Change in Accounting Principles
In the third quarter of 2022, we made the following changes to our accounting principles:
•Change in accounting principle for inventory costing
•Change in accounting principle for net periodic benefit cost
The effects of the above changes in accounting principle have been retrospectively applied to all periods presented and as such certain prior period financial statement line items have been adjusted. The cumulative effect of these changes in accounting principle, on periods prior to those presented, resulted in an increase of $97.6 million to retained earnings and $6.6 million to accumulated other comprehensive income (losses) as of December 31, 2019, which is the earliest period presented in the consolidated statements of changes in equity.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

•is expected to better reflect the current value of inventory on the consolidated balance sheets and;
•is on a more comparable basis with the majority of our industry peer companies
Prior to the change in method, inventories valued on the LIFO cost method were approximately 38% of our total inventories.
Change in Accounting Principle for Determining Net Periodic Benefit Cost
On July 1, 2022, we also changed our method of accounting for the determination of the market-related value of assets for a class of assets within the qualified U.S. defined benefit plan ("the Plan"), impacting our net periodic benefit cost. The market-related value is used to determine both the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components of net periodic benefit cost which are reflected on the Non-operating pension and postretirement income (charges) line on the consolidated statements of income (loss). Previously, to calculate the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components, we deferred asset gains and losses into the market-related value of assets ("MRVA") over a five year period.
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

The following tables summarize the effect of these accounting changes on impacted line items in our consolidated financial statements as follows:
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, except per share data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Year ended December 31, 2022
Cost of sales and services	$3,475.5	$3,475.5	$—
Gross margin	$2,326.8	$2,326.8	$—
Total costs and expenses	$4,658.0	$4,658.0	$—
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$1,144.3	$1,144.3	$—
Non-operating pension and postretirement charges (income)	$16.0	$8.6	$(7.4)
Income (loss) from continuing operations before income taxes	$976.5	$983.9	$7.4
Provision (benefit) for income taxes	$143.6	$145.2	$1.6
Income (loss) from continuing operations	$832.9	$838.7	$5.8
Net income (loss)	$735.7	$741.5	$5.8
Net income (loss) attributable to FMC stockholders	$730.7	$736.5	$5.8
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.55	$6.60	$0.05
Net income (loss) attributable to FMC stockholders	$5.78	$5.83	$0.05
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.53	$6.58	$0.05
Net income (loss) attributable to FMC stockholders	$5.76	$5.81	$0.05

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Year ended December 31, 2021
Cost of sales and services	$2,873.5	$10.4	$—	$10.4	$2,883.9
Gross margin	$2,171.7	$(10.4)	$—	$(10.4)	$2,161.3
Total costs and expenses	$4,000.3	$10.4	$—	$10.4	$4,010.7
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$1,044.9	$(10.4)	$—	$(10.4)	$1,034.5
Non-operating pension and postretirement charges (income)	$20.0	$—	$(14.4)	$(14.4)	$5.6
Income (loss) from continuing operations before income taxes	$893.8	$(10.4)	$14.4	$4.0	$897.8
Provision (benefit) for income taxes	$91.6	$(2.2)	$3.1	$0.9	$92.5
Income (loss) from continuing operations	$802.2	$(8.2)	$11.3	$3.1	$805.3
Net income (loss)	$734.0	$(8.2)	$11.3	$3.1	$737.1
Net income (loss) attributable to FMC stockholders	$736.5	$(8.2)	$11.3	$3.1	$739.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.25	$(0.06)	$0.09	$0.03	$6.29
Net income (loss) attributable to FMC stockholders	$5.72	$(0.06)	$0.09	$0.03	$5.76
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.23	$(0.06)	$0.09	$0.03	$6.26
Net income (loss) attributable to FMC stockholders	$5.70	$(0.06)	$0.09	$0.03	$5.73

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Year ended December 31, 2020
Cost of sales and services	$2,590.1	$5.3	$—	$5.3	$2,595.4
Gross margin	$2,052.0	$(5.3)	$—	$(5.3)	$2,046.7
Total costs and expenses	$3,739.9	$5.3	$—	$5.3	$3,745.2
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$902.2	$(5.3)	$—	$(5.3)	$896.9
Non-operating pension and postretirement charges (income)	$21.2	$—	$(6.5)	$(6.5)	$14.7
Income (loss) from continuing operations before income taxes	$729.8	$(5.3)	$6.5	$1.2	$731.0
Provision (benefit) for income taxes	$150.9	$(1.1)	$1.4	$0.3	$151.2
Income (loss) from continuing operations	$578.9	$(4.2)	$5.1	$0.9	$579.8
Net income (loss)	$550.6	$(4.2)	$5.1	$0.9	$551.5
Net income (loss) attributable to FMC stockholders	$551.5	$(4.2)	$5.1	$0.9	$552.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.46	$(0.03)	$0.04	$0.01	$4.48
Net income (loss) attributable to FMC stockholders	$4.24	$(0.03)	$0.04	$0.01	$4.26
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$4.44	$(0.03)	$0.04	$0.01	$4.45
Net income (loss) attributable to FMC stockholders	$4.22	$(0.03)	$0.04	$0.01	$4.23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions, except per share data)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Year ended December 31, 2022
Net income (loss)	$735.7	$741.5	$5.8
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $(1.7) as computed and $(4.3) as reported for the twelve months ended December 31, 2022	$(15.7)	$(15.7)	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $3.5 as computed and $2.4 as reported for the twelve months ended December 31, 2022	$14.9	$9.1	$(5.8)
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.8 as computed and $(1.9) as reported for the twelve months ended December 31, 2022	$(0.8)	$(6.6)	$(5.8)
Other comprehensive income (loss), net of tax	$(140.8)	$(135.0)	$(5.8)
Comprehensive income (loss)	$606.5	$606.5	$—
Comprehensive income (loss) attributable to FMC stockholders	$602.4	$602.4	$—

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Year ended December 31, 2021
Net income (loss)	$734.0	$(8.2)	$11.3	$3.1	$737.1
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $(4.5) as adjusted and $(3.8) as previously reported for the twelve months ended December 31, 2021	$(14.5)	$—	$(2.9)	$(2.9)	$(17.4)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $2.5 as adjusted and $4.8 as previously reported for the twelve months ended December 31, 2021	$17.9	$—	$(8.4)	$(8.4)	$9.5
Total pension and other postretirement benefits, net of tax expense (benefit) of $(2.0) as adjusted and $1.0 as previously reported for the twelve months ended December 31, 2021	$3.4	$—	$(11.3)	$(11.3)	$(7.9)
Other comprehensive income (loss), net of tax	$(34.0)	$—	$(11.3)	$(11.3)	$(45.3)
Comprehensive income (loss)	$700.0	$(8.2)	$—	$(8.2)	$691.8
Comprehensive income (loss) attributable to FMC stockholders	$703.0	$(8.2)	$—	$(8.2)	$694.8

(in Millions, except per share data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Year ended December 31, 2020
Net income (loss)	$550.6	$(4.2)	$5.1	$0.9	$551.5
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $4.7 as adjusted and $5.2 as previously reported for the twelve months ended December 31, 2020	$18.9	$—	$(1.6)	$(1.6)	$17.3
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $3.3 as adjusted and $4.2 as previously reported for the twelve months ended December 31, 2020	$16.0	$—	$(3.5)	$(3.5)	$12.5
Total pension and other postretirement benefits, net of tax expense (benefit) of $8.0 as adjusted and $9.4 as previously reported for the twelve months ended December 31, 2020	$34.9	$—	$(5.1)	$(5.1)	$29.8
Other comprehensive income (loss), net of tax	$130.1	$—	$(5.1)	$(5.1)	$125.0
Comprehensive income (loss)	$680.7	$(4.2)	$—	$(4.2)	$676.5
Comprehensive income (loss) attributable to FMC stockholders	$681.3	$(4.2)	$—	$(4.2)	$677.1

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

CONSOLIDATED BALANCE SHEETS

(in Millions)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
December 31, 2022
Inventories	$1,535.4	$1,651.6	$116.2
Total current assets	$5,322.4	$5,438.6	$116.2
Deferred income taxes	$235.1	$210.7	$(24.4)
TOTAL ASSETS	$11,079.5	$11,171.3	$91.8
Retained earnings	$5,448.5	$5,555.9	$107.4
Accumulated other comprehensive income (loss)	$(444.0)	$(459.6)	$(15.6)
Total FMC stockholders’ equity	$3,286.1	$3,377.9	$91.8
Total equity	$3,309.1	$3,400.9	$91.8
TOTAL LIABILITIES AND EQUITY	$11,079.5	$11,171.3	$91.8

(in Millions)	As Previously Reported	Effect of LIFO Change	Effect of Pension Change	Effect of change	As Adjusted
December 31, 2021
Inventories	$1,405.7	$116.2	$—	$116.2	$1,521.9
Total current assets	$4,937.6	$116.2	$—	$116.2	$5,053.8
Deferred income taxes	$218.5	$(24.4)	$—	$(24.4)	$194.1
TOTAL ASSETS	$10,581.3	$91.8	$—	$91.8	$10,673.1
Retained earnings	$4,991.3	$91.8	$9.8	$101.6	$5,092.9
Accumulated other comprehensive income (loss)	$(315.7)	$—	$(9.8)	$(9.8)	$(325.5)
Total FMC stockholders’ equity	$3,032.5	$91.8	$—	$91.8	$3,124.3
Total equity	$3,051.9	$91.8	$—	$91.8	$3,143.7
TOTAL LIABILITIES AND EQUITY	$10,581.3	$91.8	$—	$91.8	$10,673.1

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	As computed under LIFO and Pension deferred MRVA Method	As reported under FIFO and Pension Fair Value Method	Effect of change
Year ended December 31, 2022
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$735.7	$741.5	$5.8
Income (loss) from continuing operations	$832.9	$838.7	$5.8
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Deferred income taxes	$(54.3)	$(52.7)	$1.6
Pension and other postretirement benefits	$19.9	$12.5	$(7.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Inventories	$(182.3)	$(182.3)	$—
Net cash provided (required) by operating activities of continuing operations	$660.0	$660.0	$—

(in Millions)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Year ended December 31, 2021
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$734.0	$(8.2)	$11.3	$3.1	$737.1
Income (loss) from continuing operations	$802.2	$(8.2)	$11.3	$3.1	$805.3
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Deferred income taxes	$9.7	$(2.2)	$3.1	$0.9	$10.6
Pension and other postretirement benefits	$24.9	$—	$(14.4)	$(14.4)	$10.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Inventories	$(331.1)	$10.4	$—	$10.4	$(320.7)
Net cash provided (required) by operating activities of continuing operations	$898.6	$—	$—	$—	$898.6

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Year ended December 31, 2020
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$550.6	$(4.2)	$5.1	$0.9	$551.5
Income (loss) from continuing operations	$578.9	$(4.2)	$5.1	$0.9	$579.8
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Deferred income taxes	$33.6	$(1.1)	$1.4	$0.3	$33.9
Pension and other postretirement benefits	$25.8	$—	$(6.5)	$(6.5)	$19.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Inventories	$(59.7)	$5.3	$—	$5.3	$(54.4)
Net cash provided (required) by operating activities of continuing operations	$736.8	$—	$—	$—	$736.8

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at December 31, 2019
Retained earnings	$4,188.8	$104.2	$(6.6)	$97.6	$4,286.4
Accumulated Other Comprehensive Income (Loss)	$(412.0)	$—	$6.6	$6.6	$(405.4)
Total equity	$2,561.4	$104.2	$—	$104.2	$2,665.6

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at December 31, 2020
Retained earnings	$4,506.4	$100.0	$(1.5)	$98.5	$4,604.9
Accumulated Other Comprehensive Income (Loss)	$(282.2)	$—	$1.5	$1.5	$(280.7)
Total equity	$2,984.2	$100.0	$—	$100.0	$3,084.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As Previously Reported	Effect of FIFO Change	Effect of Pension Change	Combined Effect of Changes	As Adjusted
Balance at December 31, 2021
Retained earnings	$4,991.3	$91.8	$9.8	$101.6	$5,092.9
Accumulated Other Comprehensive Income (Loss)	$(315.7)	$—	$(9.8)	$(9.8)	$(325.5)
Total equity	$3,051.9	$91.8	$—	$91.8	$3,143.7

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	As computed under LIFO and Pension deferred MRVA Method	As Reported under FIFO and Pension Fair Value Method	Effect of change
Balance at December 31, 2022
Retained earnings	$5,448.5	$5,555.9	$107.4
Accumulated Other Comprehensive Income (Loss)	$(444.0)	$(459.6)	$(15.6)
Total equity	$3,309.1	$3,400.9	$91.8

COVID-19. During the height of the COVID pandemic, many countries, including the United States, subsequently imposed restrictions on both travel and business closures in an effort to mitigate the spread of COVID. As an agricultural sciences company, we are considered an "essential" industry in the countries in which we operate and have avoided significant plant closures and all our manufacturing facilities and distribution warehouses are operational. The extent to which COVID will continue to impact us will depend on future developments, many of which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, further actions to be taken to contain the pandemic or mitigate its impact, and the extent of the direct and indirect economic effects of the pandemic and containment measures, among others.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New accounting guidance and regulatory items
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU enhances the transparency of supplier finance programs and their effect on working capital, liquidity, and cash flows. The new standard is effective for fiscal years beginning after December 15, 2022 (i.e. a January 1, 2023 effective date), including interim periods within those years. The amendments in the ASU should be applied retrospectively to all periods in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. A select group of our suppliers participate in a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Agreements under these supplier financing programs are recorded within Accounts payable, trade and other in our consolidated balance sheets and the associated payments are included in operating activities within our consolidated statements of cash flows. While the amendments in this ASU will impact disclosure requirements, they do not affect the recognition, measurement, or financial statement presentation of obligations covered by our SCF programs.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of reference rate. In December 2022, the FASB finalized ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

848, which defers the sunset date for Topic 848 from December 31, 2022, to December 31, 2024. This standard amends the definition of the SOFR Swap Rate under Topic 815 so that it is not limited to the OIS rate based on SOFR and includes other rates based on SOFR. These amendments were effective immediately on issuance and should be applied prospectively. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships but do not believe it will have a material impact on our consolidated financial statements.

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

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Additionally, this table includes plant health, which is a growing part of our business. The disaggregated revenue tables are shown below for the years ended December 31, 2022, 2021 and 2020.

The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2022	2021	2020
North America (1)	$1,435.8	$1,117.2	$1,032.5
Latin America (1)	2,088.2	1,633.4	1,456.5
Europe, Middle East & Africa	1,039.7	1,040.0	1,046.3
Asia	1,238.6	1,254.6	1,106.8
Total Revenue	$5,802.3	$5,045.2	$4,642.1
____________________
(1)Countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31 2022 , 2021, and 2020 for the U.S. totaled $1,288.8 million, $1,018.1 million and $941.2 million, respectively, and for Brazil totaled $1,621.1 million, $1,224.4 million and $1,083.4 million, respectively.

The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Insecticides	$3,346.6	$3,020.0	$2,836.8
Herbicides	1,651.6	1,375.3	1,187.2
Fungicides	383.9	325.5	275.5
Plant Health	234.1	216.8	180.2
Other	186.1	107.6	162.4
Total Revenue	$5,802.3	$5,045.2	$4,642.1

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

recognition of a contract asset or contract liability. We recognize a contract liability if the customer's payment of consideration is received prior to completion of our related performance obligation.
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2021	Balance as of December 31, 2022	Increase (Decrease)
Receivables from contracts with customers, net of allowances	2,641.1	$2,932.2	$291.1
Contract liabilities: Advance payments from customers	630.7	680.5	49.8

The amount of revenue recognized in the year ended December 31, 2022 that was included in the opening contract liability balance was $630.7 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of December 31, 2022. Refer to Note 10 to the consolidated financial statements included within this Form 10-K for further information.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $630.7 million as of December 31, 2021 and $680.5 million as of December 31, 2022.
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
Other Arrangements
Data Licensing

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Service Arrangements
In limited cases, we engage in providing certain tolling services, such as filling and packing services using raw and packing materials supplied by the customer. However, as a result of the DuPont Crop Protection Business Acquisition, on November 1, 2017, we entered into an agreement with DuPont to provide tolling services to one another for up to five years from the acquisition date, which expired on October 31, 2022. Depending on the nature of the tolling services, we determine the appropriate method of satisfaction of the performance obligation, which may be the input or output method. Compared to other goods and services provided by us, service arrangements do not represent a significant portion of sales each year. Payment terms for service arrangements may vary by contract; however, payment is typically due within 30 days of the invoice date.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

The ROU asset and lease liability balances as of December 31, 2022 were as follows:

(in Millions)	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$123.8	$135.2
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$22.0	$23.5
Operating lease noncurrent liabilities	Other long-term liabilities	128.6	140.0

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The components of lease expense for the year ended December 31, 2022 were as follows:

(in Millions)	Lease Cost Classification	2022	2021	2020
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$32.9	$33.9	$39.5
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	6.3	4.7	4.7
Total lease cost		$39.2	$38.6	$44.2

December 31, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.4
Weighted-average discount rate	4.1%

(in Millions)	Year ended December 31, 2022	Year ended December 31, 2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(33.9)	$(33.1)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$20.1	$18.4

The following table represents our future minimum operating lease payments as of, and subsequent to, December 31, 2022 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2023	$27.3
2024	22.5
2025	20.4
2026	18.8
2027	17.9
Thereafter	74.0
Total undiscounted lease payments	$180.9
Less: Present value adjustment	(30.3)
Present value of lease liabilities	$150.6

Note 5: Acquisitions
On June 29, 2022 we announced a definitive agreement to acquire BioPhero ApS ("BioPhero"), a Denmark-based pheromone research and production company. The acquisition adds state-of-the-art biologically produced pheromone insect control technology to our product portfolio and R&D pipeline, underscoring our role as a leader in delivering innovative and sustainable crop protection solutions. The purchase price of approximately $193 million was primarily paid at closing on July 19, 2022. The acquisition, which was accounted for as a business combination, includes all of BioPhero’s technology, IP, supply agreements, employees and net assets of the business.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The purchase price allocation is preliminary as of December 31, 2022. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, that would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
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
We entered into supply agreements with DuPont, with terms of up to five years, to supply technical insecticide products required for their retained seed treatment business at cost requiring the recognition of unfavorable contracts at the date of acquisition. The amount recognized in revenue for the years ended December 31, 2022, 2021, and 2020 was approximately $82 million, $103 million, and $111 million, respectively.
The manufacturing contracts and supply agreements discussed above ended on October 31, 2022 at the end of the five year term and as such, the unfavorable liability has been fully recognized and reduced to zero.

Transaction-related charges
Pursuant to U.S. GAAP, costs incurred associated with acquisition activities are expensed as incurred. Historically, these costs have primarily consisted of legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of these activities. Given the significance and complexity around the integration of the DuPont Crop Protection

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Business, we have incurred costs associated with integrating the DuPont Crop Protection Business, which included planning for the termination of the transitional service agreement ("TSA") as well as implementation of a new worldwide Enterprise Resource Planning ("ERP") system in connection with the termination of the TSA, of which the majority of costs were capitalized in accordance with the relevant accounting literature. Transaction-related charges were not material in 2022 or 2021.
The following table summarizes the costs incurred associated with these activities:

	Year Ended December 31,
(in Millions)	2022	2021	2020
DuPont Crop Protection Business Acquisition
Legal and professional fees (1)	$—	$0.4	$53.3
Total transaction-related charges	$—	$0.4	$53.3
Restructuring charges
DuPont Crop restructuring (2)	$(48.7)	$16.7	$40.2
Total restructuring charges	$(48.7)	$16.7	$40.2
____________________
(1)Represents transaction costs, costs for transitional employees, other acquired employees related costs, and transactional-related costs such as legal and professional third-party fees. These charges are recorded as a component of "Selling, general and administrative expense" on the consolidated statements of income (loss).
(2)See Note 9 to the consolidated financial statements included within this Form 10-K for more information. These charges are recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss). Amounts for the year ended December 31, 2022 include a gain of $50.5 million recognized on the disposition of land related to a closed manufacturing facility.
We completed the integration of the DuPont Crop Protection Business in 2020, other than the completion of certain in-flight initiatives associated with the finalization of our worldwide ERP system in early 2021. Restructuring charges associated with the DuPont restructuring program are complete as of December 31, 2022 and any future charges are not expected to be material. Refer to Note 9 to the consolidated financial statements included within this Form 10-K for further information.

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are presented in the table below:

(in Millions)	Total
Balance, December 31, 2020	$1,468.9
Foreign currency and other adjustments	(5.6)
Balance, December 31, 2021	$1,463.3
Acquisitions (See Note 5)	130.7
Foreign currency and other adjustments	(4.7)
Balance, December 31, 2022	$1,589.3

Our fiscal year 2022 annual goodwill and indefinite life impairment test was performed during the third quarter ended September 30, 2022. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. Additionally, the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets. There were no events or circumstances indicating that goodwill or indefinite-lived intangibles might be impaired as of December 31, 2022.
Our intangible assets, other than goodwill, consist of the following:

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

		December 31, 2022			December 31, 2021
(in Millions)	Weighted avg. useful life remaining at December 31, 2022	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	14 years	$1,127.9	$(351.3)	$776.6	$1,147.1	$(301.3)	$845.8
Patents	4 years	1.7	(1.4)	0.3	1.8	(1.3)	0.5
Brands (1)	7 years	16.1	(10.6)	5.5	17.1	(9.9)	7.2
Purchased and licensed technologies	13 years	128.4	(42.9)	85.5	60.2	(40.7)	19.5
Other intangibles	1 year	1.8	(1.7)	0.1	2.3	(1.7)	0.6
		$1,275.9	$(407.9)	$868.0	$1,228.5	$(354.9)	$873.6

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,259.0		$1,259.0	$1,259.1		$1,259.1
Brands (1)	370.1		370.1	389.2		389.2
In-process research and development	11.0		11.0	—		—
	$1,640.1		$1,640.1	$1,648.3		$1,648.3
Total intangible assets	$2,916.0	$(407.9)	$2,508.1	$2,876.8	$(354.9)	$2,521.9
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Year Ended December 31,
(in Millions)	2022	2021	2020
Amortization expense	$60.6	$62.7	$61.9

The estimated pre-tax amortization expense for each of the five years ending December 31, 2023 to 2027 is $60.9 million, $59.8 million, $64.1 million, $66.1 million, and $65.7 million, respectively.

Note 7: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2022	2021
Finished goods	$577.5	$559.2
Work in process	807.4	730.8
Raw materials, supplies and other	266.7	231.9
Net inventories	$1,651.6	$1,521.9

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2022	2021
Land and land improvements	$103.6	$103.8
Buildings and building equipment	522.9	528.4
Machinery and equipment	613.1	551.4
Construction in progress	175.9	145.9
Total cost	$1,415.5	$1,329.5
Accumulated depreciation	(565.9)	(512.5)
Property, plant and equipment, net	$849.6	$817.0
____________________
Depreciation expense was $71.1 million, $70.8 million, and $71.5 million in 2022, 2021 and 2020, respectively.

Note 9: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges (income) included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2022	2021	2020
Restructuring charges (income)	$(26.1)	$41.1	$42.6
Other charges (income), net	119.2	66.9	89.6
Total restructuring and other charges (income)	$93.1	$108.0	$132.2

Restructuring charges (income)

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (2)	Total
DuPont Crop restructuring	$—	$(49.9)	$1.2	$(48.7)
Regional realignment	3.8	4.1	—	7.9
Other items	2.1	2.6	10.0	14.7
Year ended December 31, 2022	$5.9	$(43.2)	$11.2	$(26.1)
DuPont Crop restructuring	$1.2	$4.5	$11.0	$16.7
Regional realignment	5.5	5.3	0.2	11.0
Other items	6.0	0.5	6.9	13.4
Year ended December 31, 2021	$12.7	$10.3	$18.1	$41.1
DuPont Crop restructuring	$9.2	$3.8	$27.2	40.2
Other items	2.8	—	(0.4)	2.4
Year ended December 31, 2020	$12.0	$3.8	$26.8	$42.6
____________________
(1)Primarily represents third-party costs associated with miscellaneous restructuring activities. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring. The year ended December 31, 2022 includes the recognition of a gain for land disposition, described below.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

DuPont Crop Restructuring
On November 1, 2017, we completed the acquisition of the DuPont Crop Protection Business. See Note 5 "Acquisitions" to the consolidated financial statements included within this Form 10-K for more details. As also discussed in Note 5, we completed the integration of the DuPont Crop Protection Business in 2020 except for the completion of certain in-flight initiatives including restructuring program efforts. For the year ended December 31, 2022, we recognized income of $48.7 million, which primarily reflects the gain recorded in the fourth quarter on the disposition of a manufacturing site, slightly offset by other restructuring charges. For the years ended December 31, 2021 and December 31, 2020, we incurred restructuring charges of $16.7 million and $40.2 million, respectively, which primarily represented severance and other employee related costs as well as accelerated depreciation on fixed assets for the planned exit of certain facilities.
During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. Under the terms of the agreement, we relinquished control of a previously shutdown manufacturing facility that was acquired as part of the DuPont Crop Protection Business and that had been operating under a state- owned land use certificate. Previous shutdown charges associated with closing this plant were included in "Restructuring and other charges ("income")". As part of the land transfer, we received cash proceeds of $50.5 million for the disposition of land as well as a recognition of a gain in the same amount that was also included in the "Restructuring and other charges ("income")" line item.
Restructuring charges associated with the DuPont program are complete and any future charges are not expected to be material.
Regional realignment
In April 2021, we began to consolidate our EMEA regional headquarters to a new office location in Geneva, Switzerland. In January 2022, we began to consolidate our Asia Pacific operations into a single regional headquarters in Singapore. Restructuring charges related to regional realignment activities are primarily related to severance and employee relocation costs as well as other costs associated with the consolidation of these headquarters. Both transitions are substantially complete and any remaining future charges are not expected to be material.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations:

(in Millions)	Balance at 12/31/20	Change in reserves (4)	Cash payments	Other (5)	Balance at 12/31/21 (6)	Change in reserves (4)	Cash payments	Other (5)	Balance at 12/31/22 (6)
DuPont Crop restructuring (1)	$13.6	$5.7	$(10.5)	$(0.2)	$8.6	$0.6	$(4.7)	$0.5	$5.0
Regional realignment (2)	—	10.8	(6.8)	—	4.0	7.9	(9.3)	0.4	3.0
Other workforce related and facility shutdowns (3)	2.8	6.5	(7.0)	—	2.3	4.7	(4.2)	(0.2)	2.6
Total	$16.4	$23.0	$(24.3)	$(0.2)	$14.9	$13.2	$(18.2)	$0.7	$10.6
____________________
(1)Primarily consists of real estate exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily consists of severance and employee relocation costs as well as other costs associated with the relocation of our European headquarters for the years ended December 31, 2021 and 2022 and the consolidation of our Asia Pacific operations into a single regional headquarters in Singapore for the year ended December 31, 2022.
(3)Primarily severance costs related to workforce reductions and facility shutdowns.
(4)Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges associated with these restructurings that have impacted our property, plant and equipment or intangible balances are not included in this table.
(5)Primarily foreign currency translation adjustments.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Other charges (income), net

	Year Ended December 31,
(in Millions)	2022	2021	2020
Environmental charges, net	$34.7	$27.1	$24.9
Isagro Fluindapyr Acquisition	—	—	65.6
Exit from Russian Operations	76.8	—	—
Other items, net	7.7	39.8	(0.9)
Other charges (income), net	$119.2	$66.9	$89.6

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Exit from Russian Operations
As the Russia-Ukraine war continues, our values as a company as well as the sanctions imposed on, and cross-sanctions imposed and announced by, the Russian Federation led us to cease operations and business in Russia. This decision was made in mid-April of 2022 when we concluded that it was not sustainable to continue operations. As a result of this decision, we recorded a charge of approximately $76.8 million during the twelve months ended December 31, 2022. The charge primarily consists of noncash asset write offs, mainly working capital as well as the value of a packaging and formulation facility. This charge included approximately $7 million of cash that was stranded and not accessible to us.
Isagro Fluindapyr Acquisition
In May 2020, we entered into a binding offer with Isagro S.p.A ("Isagro") to acquire the remaining rights for Fluindapyr active ingredient assets from Isagro. In July 2020, we entered into an asset sale and purchase agreement with Isagro. On October 2, 2020, we closed on the transaction with a purchase price of approximately $65 million. Fluindapyr was jointly developed by FMC and Isagro under a 2012 research and development collaboration agreement. The transaction provided us with full global rights to the Fluindapyr active ingredient, including key U.S., European, Asian, and Latin American fungicide markets. The transaction transfers to FMC all intellectual property, know-how, registrations, product formulations and other global assets of the proprietary broad-spectrum fungicide molecule.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 10: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2021 and 2022:

(in Millions)
Balance, December 31, 2020	$27.9
Additions — charged (credited) to expense	17.2
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	(7.1)
Balance, December 31, 2021	$37.4
Additions — charged (credited) to expense	0.7
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	(4.7)
Balance, December 31, 2022	$33.9

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $60.8 million as of December 31, 2022. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables for fiscal years 2021 and 2022:

(in Millions)
Balance, December 31, 2020	$24.7
Additions — charged (credited) to expense	3.9
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	(1.5)
Net recoveries, write-offs and other	—
Balance, December 31, 2021	$27.7
Additions — charged (credited) to expense	(1.2)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	8.1
Net recoveries, write-offs and other	10.4
Balance, December 31, 2022	$44.5

Receivables Securitization Facility:
FMC entered into a trade receivables securitization program, primarily impacting our Brazilian operations during the third quarter of 2022. On a revolving basis, FMC may sell certain trade receivables into the facility in exchange for cash. A portion of the total receivables sold are deferred as an asset on our consolidated balance sheets representing FMC’s beneficial interest in the securitization fund.
During 2022, approximately $105 million of trade receivables were transferred to the fund. In all instances, the transferred financial assets are sold on a non-recourse basis and have met the true sale criteria under ASC Topic 860. FMC has surrendered

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

control of the receivables and as a result they will no longer be recognized on the consolidated balance sheets. FMC may be engaged to serve as a special servicer for any delinquent receivables. In that capacity, we are entitled to market rate compensation for those services. The approximate $11 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense and recognized during the period ended December 31, 2022.
Cash receipts totaling approximately $75 million from the sale of trade receivables under the securitization arrangement, received at the time of sale, are classified as cash flows from operating activities. During the third quarter of 2022, approximately $19 million of the sale was retained by the securitization fund and is recognized as a noncash investing activity. This asset is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.

Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.
We account for these transactions as true sales and as a result they will no longer be recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded as an expense within the consolidated statements of income (loss) and has been inconsequential during each reporting period. There was approximately $58 million in non-recourse factoring during the year ended December 31, 2022.

Note 11: Discontinued Operations

Our discontinued operations in our financial statements include adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2022	2021	2020
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $(2.5), $(10.2) and $(3.7), respectively	$(3.9)	$(8.3)	$1.0
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $13.8, $8.2 and $6.0, respectively (1)	(53.8)	(29.7)	(24.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $10.5, $12.2 and $7.6, respectively	(39.5)	(45.6)	(28.9)
Gain on sales of land, net of income tax benefit (expense) of zero, $(4.1) and $(6.3), respectively (2)	—	15.4	23.7
Discontinued operations, net of income taxes	$(97.2)	$(68.2)	$(28.3)
____________________
(1)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 12 to the consolidated financial statements included within this Form 10-K.
(2)This represents the gain on sale of land at various discontinued sites.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reserves for Discontinued Operations, other than Environmental at December 31, 2022 and 2021

(in Millions)	December 31,
	2022	2021
Workers’ compensation, product liability, and indemnification reserves	$8.0	$10.2
Postretirement medical and life insurance benefits reserve, net	4.7	4.7
Reserves for legal proceedings	114.5	93.4
Reserve for discontinued operations (1)	$127.2	$108.3
____________________
(1)Included in "Other long-term liabilities" on the consolidated balance sheets. See Note 12 to the consolidated financial statements included within this Form 10-K on discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $2.9 million ($1.7 million after-tax) and $3.6 million ($2.2 million after-tax) at December 31, 2022 and 2021, respectively.
Net spending in 2022, 2021 and 2020 was $2.4 million, $1.6 million and $1.0 million, respectively, for workers’ compensation, product liability and other claims; $0.3 million, $0.4 million and $0.5 million, respectively, for other postretirement benefits; and $27.9 million, $19.0 million and $28.4 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $543.1 million and $514.6 million, respectively, before recoveries, existed at December 31, 2022 and 2021.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $200 million at December 31, 2022. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2019 to December 31, 2022.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2019	$585.8
2020
Provision	53.2
Spending, net of recoveries	(81.1)
Foreign currency translation adjustments	6.5
Net Change	$(21.4)
Total environmental reserves, net of recoveries at December 31, 2020	$564.4

2021
Provision	65.8
Spending, net of recoveries	(121.8)
Foreign currency translation adjustments	(5.2)
Net Change	$(61.2)
Total environmental reserves, net of recoveries at December 31, 2021	$503.2

2022
Provision	104.8
Spending, net of recoveries	(74.5)
Foreign currency translation adjustments and other adjustments	(4.3)
Net Change	$26.0
Total environmental reserves, net of recoveries at December 31, 2022	$529.2

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2022 and 2021, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the "Environmental liabilities, continuing and discontinued" or as "Other assets including long-term receivables, net" on the consolidated balance sheets.

The table below is a roll forward of our total recorded recoveries from December 31, 2020 to December 31, 2022:

(in Millions)	December 31, 2020	Increase (Decrease) in Recoveries	Cash Received	December 31, 2021	Increase (Decrease) in Recoveries	Cash Received	December 31, 2022
Environmental liabilities, continuing and discontinued	$10.3	$1.8	$(0.7)	$11.4	$2.5	$—	$13.9
Other assets (1)	4.4	0.8	(0.7)	4.5	2.5	(0.6)	6.4
Total	$14.7	$2.6	$(1.4)	$15.9	$5.0	$(0.6)	$20.3
______________
(1)     The amounts are included within "Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 22 to the consolidated financial statements included within this Form 10-K for more details.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2022	2021
Environmental reserves, current, net of recoveries (1)	$90.1	$87.3
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	439.1	415.9
Total environmental reserves, net of recoveries	$529.2	$503.2
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

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Continuing operations (1)	$34.7	$27.1	$24.9
Discontinued operations (2)	67.6	37.9	30.1
Net environmental provision	$102.3	$65.0	$55.0
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

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Environmental reserves (1)	$104.8	$65.8	$53.2
Other assets (2)	(2.5)	(0.8)	1.8
Net environmental provision	$102.3	$65.0	$55.0
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds. Actions also involve impacts of the Tribal Litigation discussed below.
The amount of the reserve for this site, which includes $31.5 million for the Pocatello Tribal Litigation as described below, was $75.8 million and $79.3 million at December 31, 2022 and 2021, respectively.
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
FMC challenged the Tribes at various levels of several court systems and ultimately the petition was denied in 2021 by the United States Supreme Court. There was no change to our existing reserves, which represented the net present value of future annual permit fees, as a result of our denied petition.
In calculating the net present value of these future annual permit fees, we used a discount rate of 4.14%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Estimates for expenditures for 2022 and beyond are $1.5 million in annual fees payable each year thereafter. The expected aggregate undiscounted amount related to this matter is $75.0 million of which $31.5 million, on a discounted basis, has been recognized in environmental liabilities on the balance sheet.
Middleport
Our Middleport, NY facility is currently a formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent ("1991 AOC") entered into with the EPA and New York State Department of Environmental Conservation ("NYSDEC", and collectively with EPA, the "Agencies") in 1991, which was replaced by a New Order on Consent and Administrative Settlement with the NYSDEC, effective June 6, 2019 ("2019 Order"). Like the 1991 AOC, the 2019 Order requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Measure Alternatives ("CMA") for discrete contaminated areas, known as operable units ("OUs") of which there are 11.
We have defined the nature and extent of the contamination in certain areas, have constructed an engineered cover, taken certain closure actions regarding RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. To date, we have evaluated and proposed CMAs for six of the 11 identified operable units.
Middleport Reserves
Our total reserve for the Middleport site is $108.2 million and $114.5 million at December 31, 2022 and 2021, respectively. FMC is in various stages of evaluating the remaining operable units. The reserve includes the increase recorded in the fourth quarter of 2018 for the remediation costs for OUs 2,4 and 5 in line with the drafted settlement terms between FMC and NYSDEC as well as our best estimate for remediation costs associated with the operable unit that comprises the southern portion of the tributary ("OU 6") plus the impact of inflation.
In 2022 and 2021, the Middleport settlement resulted in cash outflows of $11.7 million and $14.2 million respectively. In 2021, the final payment to reimburse NYSEC for past costs was made. In 2023 and beyond, in accordance with the settlement agreement, cash outflows will not exceed an average of $10 million per year until the remediation is complete.
Portland Harbor
FMC is listed as a PRP is the Portland Harbor Superfund Site ("Portland Harbor"), that consists of the river sediment and upland area of a 10 mile section of the Lower Willamette River in Portland, Oregon that runs through an industrialized area. Portland Harbor is listed on the federal government’s National Priorities List ("NPL"). FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this discontinued business.
FMC and several other parties have been sued by the Confederated Bands and Tribes of the Yakama Nation for reimbursement of cleanup costs and the costs of performing a natural damage assessment. Based on the information known to date, we are

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
On January 6, 2017, the EPA issued its ROD for Portland Harbor. On December 30, 2019, FMC and EPA entered into an Administrative Settlement Agreement and Order on Consent to perform the remedial design for the area at and around FMC's former operations. The cost of performing predesign investigation work and preparing the basis of design report is included in our reserves. Based on the current information available in the ROD as well as the large number of responsible parties for Portland Harbor, we are unable to develop a reasonable estimate of our potential exposure of loss for Portland Harbor at this time.
Currently, FMC and approximately 100 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. Briefing on the allocation process began in November 2021 and the allocation process will be ongoing for the next two years or more under the current schedule. We intend to continue defending this matter vigorously. Because of this uncertainty related to the cost of the remedy and the potential share allocable to FMC, we cannot say whether the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, adverse results in the outcome of the allocation could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
Other Potentially Responsible Party ("PRP") Sites
In addition to Portland Harbor, we have been named a PRP at 28 sites on the NPL, at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 47 sites at which we have determined that it is probable that we have an environmental liability for which we have recorded an estimate of our potential liability in the consolidated financial statements. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, an RI/FS, or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 13: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Domestic	$(89.6)	$(57.5)	$(35.3)
Foreign	1,073.5	955.3	766.3
Total	$983.9	$897.8	$731.0

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Current:
Federal	$45.7	$(15.1)	$24.9
Foreign	152.1	96.6	91.7
State	0.1	0.4	0.7
Total current	$197.9	$81.9	$117.3
Deferred:
Federal	$(28.6)	$18.4	$15.3
Foreign	(27.4)	(7.1)	7.7
State	3.3	(0.7)	10.9
Total deferred	$(52.7)	$10.6	$33.9
Total	$145.2	$92.5	$151.2

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2022	2021	2020
U.S. Federal statutory rate	$206.6	$188.6	$153.6
Foreign earnings subject to different tax rates (1)	(152.7)	(182.4)	(127.6)
State and local income taxes, less federal income tax benefit	5.5	7.6	2.7
Research and development and miscellaneous tax credits	(5.7)	(8.6)	(6.2)
Tax on dividends, deemed dividends, and GILTI (2)	24.6	44.5	46.5
Changes to unrecognized tax benefits	10.5	(28.7)	5.8
Nondeductible expenses	19.6	11.5	5.5
Change in valuation allowance (3)	71.3	84.7	52.1
Exchange gains and losses (4)	(12.0)	(8.6)	(2.1)
Other (5)	(22.5)	(16.1)	20.9
Total Tax Provision	$145.2	$92.5	$151.2
____________________
(1)A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Singapore, Hong Kong, and Switzerland), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions.
(2)The years ended December 31, 2022, 2021, and 2020 includes tax expense of $17.8 million, $36.2 million, and $40.7 million, respectively, associated with the global intangible low-taxed income (GILTI) provisions.
(3)The year ended December 31, 2022 is primarily related to net operating losses and other deferred tax assets within our Brazil and Argentina operations. The year ended December 31, 2021 is primarily related to net operating losses and other deferred tax assets within our Brazil and Luxembourg operations. The year ended December 31, 2020 is primarily related to net operating losses within our Brazil operations.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(4)Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.
(5)2022 includes a $39.7 million decrease related to the remeasurement of certain deferred tax liabilities as a result of the extension of our incentive tax rate in Puerto Rico. 2021 includes a $37.1 million decrease related to deferred tax liabilities associated with intercompany investments in foreign subsidiaries.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2022	2021
Reserves for discontinued operations, environmental and restructuring	$121.4	$107.5
Accrued pension and other postretirement benefits	9.6	5.8
Capital loss, foreign tax and other credit carryforwards	3.5	11.1
Net operating loss carryforwards	315.2	294.5
Deferred expenditures capitalized for tax	71.3	41.1
Other accruals and reserves	219.3	192.3
Deferred tax assets	$740.3	$652.3
Valuation allowance, net	(457.6)	(398.7)
Deferred tax assets, net of valuation allowance	$282.7	$253.6
Intangibles, Property, plant and equipment, and Investments, net	393.5	401.9
Deferred tax liabilities	$393.5	$401.9
Net deferred tax assets (liabilities)	$(110.8)	$(148.3)

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
At December 31, 2022, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $22.3 million (tax-effected) expiring in future tax years through 2041, foreign net operating loss carryforwards of $292.9 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $3.5 million expiring in various future years.
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
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2022, the U.S. federal and state income tax returns are open for examination and adjustment for the years 2017 -

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2022 and 2002 - 2022, respectively. Our significant foreign jurisdictions, which total 10, are open for examination and adjustment during varying periods from 2012 - 2022.
As of December 31, 2022, we had total unrecognized tax benefits of $46.1 million, of which $29.5 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2021, we had total unrecognized tax benefits of $41.9 million, of which $23.6 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, we had interest and penalties for a net expense (benefit) of $2.6 million, $(4.5) million, and $(1.5) million, respectively, in the consolidated statements of income (loss). As of December 31, 2022 and 2021, we have accrued interest and penalties in the consolidated balance sheets of $12.0 million and $9.4 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $1.2 million to $20.7 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2022	2021	2020
Balance at beginning of year	$41.9	$76.2	$68.2
Increases related to positions taken in the current year	4.8	2.4	1.1
Increases and decreases related to positions taken in prior years	2.9	(26.4)	25.7
Decreases related to lapse of statutes of limitations	(3.5)	(10.3)	(18.8)
Settlements during the current year	—	—	—
Decreases for tax positions on dispositions	—	—	—
Balance at end of year (1)	$46.1	$41.9	$76.2
____________________
(1)At December 31, 2022, 2021, and 2020 we recognized an offsetting non-current asset of $12.8 million, $14.4 million, and $27.4 million respectively, relating to the indirect income tax benefits associated with specific uncertain tax positions presented above.

Note 14: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2022	2021
Short-term foreign debt (1)	$81.8	$112.2
Commercial paper (2)	370.5	244.1
Total short-term debt	$452.3	$356.3
Current portion of long-term debt	88.5	84.5
Total short-term debt and current portion of long-term debt (3)	$540.8	$440.8
____________________
(1)At December 31, 2022, the average effective interest rate on the borrowings was 16.7 percent.
(2)At December 31, 2022, the average effective interest rate on the borrowings was 4.90 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2022		December 31,
	Interest Rate Percentage	Maturity Date	2022	2021
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discounts of $0.6 and $0.7, respectively)	3.2% - 4.5%	2024 - 2049	1,899.4	1,899.3
2021 Term Loan Facility	5.4%	2024	800.0	800.0
Revolving Credit Facility (1)	7.1%	2027	—	—
Foreign debt	0% - 17.9%	2023 - 2024	88.5	84.7
Debt issuance cost			(16.1)	(17.7)
Total long-term debt			$2,821.7	$2,816.2
Less: debt maturing within one year			88.5	84.5
Total long-term debt, less current portion			$2,733.2	$2,731.7
____________________
(1)Letters of credit outstanding under the Revolving Credit Facility totaled $160.0 million and available funds under this facility were $1,469.5 million at December 31, 2022.

Revolving Credit Facility Amendment
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
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2022, are $88.5 million in 2023, $1,200.0 million in 2024, $0.0 million in 2025, $500.0 million in 2026, $0.0 million in 2027 and $1,050.0 million thereafter.
Covenants
Among other restrictions, the Revolving Credit Facility and 2021 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2022 was 2.34 which is below the maximum leverage of 3.50. Our actual interest coverage for the four consecutive quarters ended December 31, 2022 was 8.96 which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at December 31, 2022.

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
Certain amounts have been adjusted to reflect the change in pension accounting method, as described in Note 1 to our consolidated financial statements.
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2022	2021
Discount rate qualified	5.16%	2.84%
Discount rate nonqualified plan	4.99%	2.18%
Discount rate other benefits	5.03%	2.39%
Rate of compensation increase	3.10%	3.10%

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2022	2021	2022	2021
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,354.0	$1,450.3	$13.7	$15.3
Service cost	3.6	4.7	—	—
Interest cost	29.3	24.5	0.3	0.3
Actuarial loss (gain) (2)	(256.2)	(38.6)	(1.7)	(0.6)
Foreign currency exchange rate changes and other	(0.5)	(0.5)	—	—
Plan participants’ contributions	—	—	0.3	0.4
Settlements	(2.2)	(2.5)	—	—
Benefits paid	(83.7)	(83.9)	(1.4)	(1.7)
Projected benefit obligation at December 31	$1,044.3	$1,354.0	$11.2	$13.7
Change in plan assets
Fair value of plan assets at January 1	$1,372.0	$1,484.6	$—	$—
Actual return on plan assets	(245.3)	(26.2)	—	—
Foreign currency exchange rate changes	3.1	(0.3)	—	—
Company contributions	3.5	3.8	1.0	1.3
Plan participants’ contributions	—	—	0.3	0.4
Settlements	(5.5)	(6.0)	—	—
Benefits paid	(83.7)	(83.9)	(1.4)	(1.7)
Fair value of plan assets at December 31	$1,044.1	$1,372.0	$(0.1)	$—
Funded Status
U.S. plans with assets	$22.4	$50.4	$—	$—
U.S. plans without assets	(14.6)	(22.1)	(11.3)	(13.7)
Non-U.S. plans with assets	(1.2)	(2.8)	—	—
All other plans	(6.8)	(7.5)	—	—
Net funded status of the plan (liability)	$(0.2)	$18.0	$(11.3)	$(13.7)
Amount recognized in the consolidated balance sheets:
Pension asset (3)	$22.4	$50.4	$—	$—
Accrued benefit liability (4)	(22.6)	(32.4)	(11.3)	(13.7)
Total	$(0.2)	$18.0	$(11.3)	$(13.7)
____________________
(1)Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.
(2)The actuarial gains in 2022 and 2021 were primarily driven by the change in discount rate on the U.S. qualified plan. Additionally, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations in 2021. Adoption of the most recent projection scale in 2021 increased the U.S. defined benefit obligations by approximately $3 million at December 31, 2021. The mortality assumption did not change in 2022.
(3)Recorded as "Other assets including long-term receivables, net" on the consolidated balance sheets.
(4)Recorded as "Accrued pension and other postretirement benefits, current" and "Accrued pension and other postretirement benefits, long-term" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2022	2021	2022	2021
Prior service (cost) credit	$(0.3)	$(0.5)	$—	$—
Net actuarial (loss) gain	(337.6)	(328.4)	4.9	4.0
Accumulated other comprehensive income (loss) – pretax	$(337.9)	$(328.9)	$4.9	$4.0
Accumulated other comprehensive income (loss) – net of tax	(252.7)	(245.5)	3.6	2.5
____________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

The accumulated benefit obligation for all pension plans was $1,036.7 million and $1,340.8 million at December 31, 2022 and 2021, respectively.

(in Millions)	December 31
Information for pension plans with projected benefit obligation in excess of plan assets	2022	2021
Projected benefit obligations	$26.2	$36.2
Accumulated benefit obligations	26.2	36.2
Fair value of plan assets	3.6	3.8

(in Millions)	December 31
Information for pension plans with accumulated benefit obligation in excess of plan assets	2022	2021
Projected benefit obligations	$26.2	$36.2
Accumulated benefit obligations	26.2	36.2
Fair value of plan assets	3.6	3.8

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2022	2021	2022	2021
Current year net actuarial loss (gain)	$22.1	$22.1	$(1.7)	$(0.6)
Amortization of net actuarial (loss) gain	(12.4)	(12.7)	0.8	0.8
Amortization of prior service (cost) credit	(0.2)	(0.2)	—	—
Settlement loss	(0.5)	(1.0)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$9.0	$8.2	$(0.9)	$0.2
Total recognized in other comprehensive (income) loss, after taxes	7.2	6.3	(1.1)	0.2
____________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2022	2021	2020	2022	2021	2020
Discount rate	2.84%	2.49%	3.22%	2.39%	1.91%	2.89%
Expected return on plan assets	2.50%	2.25%	3.00%	—	—	—
Rate of compensation increase	3.10%	3.10%	3.10%	—	—	—
Components of net annual benefit cost:
Service cost	$3.6	$4.7	$4.4	$—	$—	$—
Interest cost	29.3	24.5	36.7	0.3	0.3	0.4
Expected return on plan assets	(33.1)	(31.9)	(39.2)	—	—	—
Amortization of prior service cost	0.2	0.2	0.2	—	—	—
Amortization of net actuarial and other (gain) loss	12.4	12.5	17.0	(0.8)	(0.8)	(0.9)
Recognized (gain) loss due to settlement	0.5	1.0	0.7	—	—	—
Net annual benefit cost (income)	$12.9	$11.0	$19.8	$(0.5)	$(0.5)	$(0.5)
___________________
(1)     Refer to Note 11 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

Our U.S. qualified defined benefit pension plan ("U.S. Plan") holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 2.50 percent for the year ended December 31, 2022, 2.25 percent for the year ended December 31, 2021, and 3.00 percent for the year ended December 31, 2020. The expected long-term rate of return on these plan assets increased by 0.25 percent in 2022 compared to 2021 primarily due to fluctuating yields on corporate bonds. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.4 percent, is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2022 by asset category continues to be 100 percent fixed income investments.
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

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$22.8	$22.8	$—	$—
Fixed income investments:
Investment contracts	116.4	—	116.4	—
U.S. Government Securities	207.4	207.4	—	—
Mutual funds	29.3	29.3	—	—
Corporate debt instruments	668.2	—	668.2	—
Total assets	$1,044.1	$259.5	$784.6	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$32.7	$32.2	$0.5	$—
Fixed income investments:
Investment contracts	144.7	—	144.7	—
U.S. Government Securities	309.5	309.5	—	—
Mutual funds	41.5	41.5	—	—
Corporate debt instruments	843.6	—	843.6	—
Total assets	$1,372.0	$383.2	$988.8	$—

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2022	2021
U.S. qualified pension plan	$—	$—
U.S. nonqualified pension plan	3.4	3.8
Non-U.S. plans	0.1	0.2
Other postretirement benefits	1.0	1.3
Total	$4.5	$5.3
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

	Estimated Net Future Benefit Payments
(in Millions)	2023	2024	2025	2026	2027	2028 - 2032
Pension Benefits	$86.2	$86.8	$85.2	$85.0	$82.5	$390.5
Other Benefits	1.6	1.5	1.4	1.3	1.2	4.3
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to 5 percent of the employee’s compensation. Eligible employees participating in the Plan

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of 5 percent of the employee’s eligible compensation. Charges against income for all contributions were $17.5 million in 2022, $15.6 million in 2021, and $16.6 million in 2020.

Note 16: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation Incentive Compensation and Stock Plan (the "Plan") provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the "Committee"), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The total number of shares of common stock authorized for issuance under the Plan is 30.2 million of which approximately 2.1 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2022. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
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
At December 31, 2022 and 2021, there were restricted stock units representing an aggregate of 284,201 shares and 267,524 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2022	2021	2020
Stock option expense, net of taxes of $1.3, $1.0 and $1.1 (1)	$4.9	$3.7	$4.0
Restricted stock expense, net of taxes of $2.3, $1.9 and $2.0 (2)	8.5	7.2	7.4
Performance based expense, net of taxes of $1.5, $0.8 and $0.9	5.7	3.2	3.5
Total stock compensation expense, net of taxes of $5.1, $3.7 and $4.0 (3)	$19.1	$14.1	$14.9
____________________
(1)We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.
(2)We applied an estimated forfeiture rate of 2.0% of outstanding grants in the calculation of the expense.
(3)This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss). Total stock compensation expense, net of tax, not included in the above table of zero, zero, and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in "Discontinued operations, net of income taxes" in the consolidated statements of income (loss).

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We received $9.4 million, $7.9 million and $24.7 million in cash related to stock option exercises for the years ended December 31, 2022, 2021 and 2020, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2022, 2021 and 2020 came from treasury shares.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2022, 2021 and 2020 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The dividend yield assumption reflects anticipated dividends on our common stock. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2022	2021	2020
Expected dividend yield	1.85%	1.83%	1.91%
Expected volatility	33.18%	32.75%	26.60%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.91%	0.92%	1.19%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $33.53, $28.31 and $20.28 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2022:

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2019 (628 shares exercisable and 835 shares expected to vest or be exercised)	1,504	6.5 years	$58.06	$62.8
Granted	302		92.24
Exercised	(549)		48.02	31.3
Forfeited	(22)		81.84
December 31, 2020 (388 shares exercisable and 818 shares expected to vest or be exercised)	1,235	7.0 years	$70.44	$54.9
Granted	235		105.00
Exercised	(166)		49.56	9.8
Forfeited	(50)		89.18
December 31, 2021 (605 shares exercisable and 622 shares expected to vest or be exercised)	1,254	6.2 years	$78.95	$38.8
Granted	248		114.90
Exercised	(166)		62.74	9.6
Forfeited	(31)		102.32
December 31, 2022 (672 shares exercisable and 607 shares expected to vest or be exercised)	1,305	6.1 years	$87.35	$48.9

The number of stock options indicated in the above table as being exercisable as of December 31, 2022, had an intrinsic value of $36.1 million, a weighted-average remaining contractual term of 4.2 years, and a weighted-average exercise price of $71.15.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2022, we had total remaining unrecognized compensation cost related to unvested stock options of $6.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.72 years.
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
The following table shows our employee restricted award activity for the three years ended December 31, 2022:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value Per Share	Number of awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	302	$67.89	206	$72.06
Granted	92	91.83	111	108.74
Vested	(84)	50.14	(115)	58.37
Forfeited	(12)	77.42	—	—
Nonvested at December 31, 2020	298	$79.91	202	$88.48
Granted	95	102.10	79	103.26
Vested	(108)	73.82	(86)	77.44
Forfeited	(15)	90.05	—	—
Nonvested at December 31, 2021	270	$89.56	195	$96.18
Granted	103	114.50	45	140.32
Vested	(102)	77.80	(102)	83.74
Forfeited	(14)	102.64	(2)	125.60
Nonvested at December 31, 2022	257	$104.54	136	$120.47

As of December 31, 2022, we had total remaining unrecognized compensation cost related to unvested restricted awards of $11.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.89 years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 17: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2019	185,983,792	56,859,498
Stock options and awards	—	(677,827)
Repurchases of common stock, net	—	448,538
December 31, 2020	185,983,792	56,630,209
Stock options and awards	—	(300,594)
Repurchases of common stock, net	—	3,954,698
December 31, 2021	185,983,792	60,284,313
Stock options and awards	—	(286,805)
Repurchases of common stock, net	—	875,480
December 31, 2022	185,983,792	60,872,988

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019 (as previously reported)	$(77.7)	$(65.0)	$(269.3)	$(412.0)
Cumulative Effect of Accounting Changes (See Note 1)	—	—	6.6	6.6
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(77.7)	$(65.0)	$(262.7)	$(405.4)
2020 Activity
Other comprehensive income (loss) before reclassifications	$101.7	$(2.5)	$17.3	$116.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.3)	12.5	8.2
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(232.9)	$(280.7)
2021 Activity
Other comprehensive income (loss) before reclassifications	$(86.5)	$44.1	$(17.4)	$(59.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.5	9.5	15.0

Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(240.8)	$(325.5)
2022 Activity
Other comprehensive income (loss) before reclassifications	$(102.2)	$(65.4)	$(15.7)	$(183.3)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	35.9	9.1	49.2
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
____________________
(1)See Note 19 to the consolidated financial statements included within this Form 10-K for more information.
(2)See Note 15 to the consolidated financial statements included within this Form 10-K for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Certain amounts have been adjusted to reflect the change in pension accounting method, as described in Note 1 to the consolidated financial statements included within this Form 10-K.

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item in the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2022	2021	2020
Foreign currency translation adjustments:
Exit from Russian Operations (2)	$(4.2)	$—	$—	Restructuring and other charges (income)

Derivative instruments:
Foreign currency contracts	$(57.5)	$(4.7)	$24.6	Costs of sales and services
Foreign currency contracts	6.5	1.7	(19.3)	Selling, general and administrative expenses
Interest rate contracts	(4.0)	(4.2)	(2.7)	Interest expense
Total before tax	$(55.0)	$(7.2)	$2.6
	19.1	1.7	1.7	Provision for income taxes
Amount included in net income	$(35.9)	$(5.5)	$4.3

Pension and other postretirement benefits (3):
Amortization of prior service costs	$(0.1)	$(0.2)	$(0.3)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(10.9)	(10.8)	(14.8)	Non-operating pension and postretirement charges (income)
Recognized loss due to settlement/curtailment	(0.5)	(1.0)	(0.7)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(11.5)	$(12.0)	$(15.8)
	2.4	2.5	3.3	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income	$(9.1)	$(9.5)	$(12.5)

Total reclassifications for the period	$(49.2)	$(15.0)	$(8.2)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)The reclassification of historical cumulative translation adjustments was the result of the exit from our Russian operations. See Note 9 within these consolidated financial statements for more information.
(3)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15 to the consolidated financial statements included within this Form 10-K. Certain amounts have been adjusted to reflect the change in pension accounting method, as described in Note 1 to the consolidated financial statements included within this Form 10-K.
Transactions with Noncontrolling Interest
In July 2020, we purchased the remaining 49 percent ownership interest in our Indonesia joint venture, PT Bina Guna Kimia ("BGK"), for $7.4 million which increased our ownership from 51 percent to 100 percent.
Dividends and Share Repurchases
On January 19, 2023, we paid dividends totaling $72.7 million to our shareholders of record as of December 31, 2022. This amount is included in "Accrued and other liabilities" on the consolidated balance sheets as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, we paid $267.5 million, $247.2 million and $228.5 million in dividends, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In 2022, 875,480 shares were repurchased under the publicly announced repurchase program. At December 31, 2022, approximately $900 million remained unused under our Board-authorized repurchase program. In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program replaced in its entirety the previous authorization. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 18: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2022, 2021 and 2020 there were 0.4 million, 0.2 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2022	2021	2020
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$833.7	$807.8	$580.7
Discontinued operations, net of income taxes	(97.2)	(68.2)	(28.3)
Net income (loss) attributable to FMC stockholders	$736.5	$739.6	$552.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.7)	(1.8)	(1.4)
Net income (loss) allocable to common stockholders	$734.8	$737.8	$551.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.60	$6.29	$4.48
Discontinued operations	(0.77)	(0.53)	(0.22)
Net income (loss)	$5.83	$5.76	$4.26

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$6.58	$6.26	$4.45
Discontinued operations	(0.77)	(0.53)	(0.22)
Net income (loss)	$5.81	$5.73	$4.23

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,975	128,403	129,701
Weighted average additional shares assuming conversion of potential common shares	732	743	883
Shares – diluted basis	126,707	129,146	130,584

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts, commodity forward and option contracts, and interest rate contracts are included in the tables within this Note. The estimated fair value of debt is $3,118.6 million and $3,409.8 million and the carrying amount is $3,274.0 million and $3,172.5 million as of December 31, 2022 and 2021, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Commodity Price Risk
We are exposed to risks in energy costs due to fluctuations in energy prices, including natural gas, electricity, and other commodities. We attempt to mitigate our exposure to increasing energy costs by entering into physical and financial derivative contracts to hedge the cost of future deliveries of our commodities.
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
As of December 31, 2022, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $10.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2023. At December 31, 2022, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,207.9 million.
As of December 31, 2022, we had open interest rate contracts in AOCI in a net after-tax gain position of $9.8 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At December 31, 2022 we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $200.0 million.
In conjunction with prior bond issuances, we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. These settlements resulted in a loss which was recorded in other comprehensive income and is being amortized over the various terms of these notes. As of December 31, 2022, there was a remaining net after-tax loss of $39.9 million in AOCI related to this settlement.
As of December 31, 2022, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2022, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $10.2 million of net after-tax losses, representing open foreign currency exchange contracts will be realized in earnings during the twelve months ending December 31, 2023 if spot rates in the future are consistent with forward rates as of December 31, 2022. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

occur. We recognize derivative gains and losses in the "Costs of sales and services" line in the consolidated statements of income (loss).

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,999.3 million at December 31, 2022.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2022 and 2021:

	December 31, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$10.5	$6.4	$16.9	$(16.1)	$0.8
Interest rate contracts	12.4	—	12.4	—	12.4
Total derivative assets (1)	$22.9	$6.4	$29.3	$(16.1)	$13.2

Foreign exchange contracts	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)
Total derivative liabilities (2)	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)

Net derivative assets (liabilities)	$(2.2)	$(2.4)	$(4.6)	$—	$(4.6)

	December 31, 2021
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$35.9	$5.7	$41.6	$(21.9)	$19.7
Interest rate contracts	3.7	—	3.7	—	3.7
Total derivative assets (1)	$39.6	$5.7	$45.3	$(21.9)	$23.4

Foreign exchange contracts	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)
Total derivative liabilities (2)	$(16.2)	$(9.7)	$(25.9)	$21.9	$(4.0)

Net derivative assets (liabilities)	$23.4	$(4.0)	$19.4	$—	$19.4
____________________
(1)    Net balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments:

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Interest rate	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2019	$(1.4)	$(63.6)	$(65.0)
2020 Activity
Unrealized hedging gains (losses) and other, net of tax	$(3.8)	$1.3	$(2.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(6.4)	2.1	(4.3)
Total derivative instrument impact on comprehensive income, net of tax	$(10.2)	$3.4	$(6.8)

Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$(11.6)	$(60.2)	$(71.8)
2021 Activity
Unrealized hedging gains (losses) and other, net of tax	$40.5	$3.6	$44.1
Reclassification of deferred hedging (gains) losses, net of tax (1)	2.2	3.3	5.5
Total derivative instrument impact on comprehensive income, net of tax	$42.7	$6.9	$49.6

Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$31.1	$(53.3)	$(22.2)
2022 Activity
Unrealized hedging gains (losses) and other, net of tax	$(86.3)	$20.9	$(65.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)	32.8	3.1	35.9
Total derivative instrument impact on comprehensive income, net of tax	$(53.5)	$24.0	$(29.5)

Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(22.4)	$(29.3)	$(51.7)
____________________
(1)Amounts are included in "Costs of sales and services", "Selling, general and administrative expenses", and "Interest expense" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Year Ended December 31,
(in Millions)	2022	2021	2020
Foreign exchange contracts	$(37.2)	$(47.7)	$(62.9)
Total	$(37.2)	$(47.7)	$(62.9)
____________________
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

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets:

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.8	$—	$0.8	$—
Derivatives - Interest Rate (1)	12.4	—	12.4	—
Other (2) (3)	41.8	22.5	—	19.3
Total Assets	$55.0	$22.5	$13.2	$19.3

Liabilities
Derivatives – Foreign exchange (1)	$17.8	$—	$17.8	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2)	23.5	23.5	—	—
Total Liabilities	$41.3	$23.5	$17.8	$—

(in Millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$19.7	$—	$19.7	$—
Derivatives - Interest Rate (1)	3.7	—	3.7	—
Other (2)	21.1	21.1	—	—
Total Assets	$44.5	$21.1	$23.4	$—

Liabilities
Derivatives – Foreign exchange (1)	$4.0	$—	$4.0	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2)	26.2	26.2	—	—
Total Liabilities	$30.2	$26.2	$4.0	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classifications on our consolidated balance sheets.
(2)Includes a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in "Other assets including long-term receivables, net" in the consolidated balance sheets. Liability amounts are included in "Other long-term liabilities" in the consolidated balance sheets.
(3)FMC maintains a beneficial interest in a trade receivables securitization fund. The fair value of the beneficial interest is determined by calculating the expected amount of cash to be received on the fund’s outstanding credit notes. As part of this evaluation, we rely on unobservable inputs, including estimating the anticipated credit losses. We consider historical information, current conditions and other reasonable factors as part of this assessment. Asset amounts are included in "Other assets including long-term receivables, net" in the consolidated balance sheets.

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
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2022. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$142.0
Other debt guarantees (2)	14.7
Total	$156.7
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. The short-term amount is recorded as "Guarantees of vendor financing" on the consolidated balance sheets.
(2)These guarantees represent the outstanding commitment provided to third-party banks for credit extended to various direct and indirect customers and nonconsolidated affiliates. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. Historically, the fair value of these guarantees has been and continues to be in the current reporting period, immaterial and the majority of these guarantees have had an expiration date of less than one year.

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

Commitments
Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $459.4 million. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
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
In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters and labor cases related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $6.2 million and $3.3 million as of December 31, 2022 and 2021, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $91 million at December 31, 2022. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil.
In India, we are subject to audits or other proceedings by tax authorities regarding certain alleged additional indirect taxes related to our operations. Indian tax authorities have recently begun auditing or investigating many companies, including our FMC subsidiary in India, on the goods and service tax ("GST") indirect tax law which came into force in 2017. Such proceedings and potential future litigations, in which the tax authorities are challenging the technical tax position taken by the Company, take many years to resolve as the matters are heard and decided upon by tax authorities or courts. We have provided reserves for such historical Indian tax matters that we consider probable and a reasonable estimate of the obligation can be made in the amount of approximately $33.5 million, as of December 31, 2021. As of December 31, 2022, the majority of these matters have been settled and the remaining obligation is immaterial. The timing and amount of the remaining obligations will vary based on final negotiations and the reserve will be reduced as these payments are made.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

For revenue by major geographical region, refer to Note 3 to the consolidated financial statements included within this Form 10-K. The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2022	2021
Long-lived assets (1)
North America (2)	$1,060.7	$1,091.3
Latin America	759.0	742.6
Europe, Middle East, and Africa (2)	1,684.1	1,499.0
Asia (2)	2,018.2	2,092.3
Total	$5,522.0	$5,425.2
____________________
(1)Geographic long-lived assets exclude long-term deferred income taxes.
(2)The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2022 and 2021 are Singapore, which totaled $1,745.0 million and $1,622.8 million, the U.S., which totaled $1,047.4 million and $1,083.8 million and Denmark, which totaled $1,075.7 million and $1,081.9 million, respectively.

Note 22: Supplemental Information
The following tables present details of prepaid and other current assets, other assets including long-term receivables, net, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2022	2021
Prepaid and other current assets
Prepaid insurance	$12.6	$12.0
Tax related items including value added tax receivables	172.4	226.2
Refund asset (1)	36.8	36.4
Environmental obligation recoveries (Note 12)	3.2	2.2
Derivative assets (Note 19)	13.2	23.4
Acquisition related items	—	3.0
Other prepaid and current assets	105.4	128.2
Total	$343.6	$431.4

(in Millions)	December 31,
	2022	2021
Other assets including long-term receivables, net
Non-current receivables (Note 10)	$60.8	$57.4
Advance to contract manufacturers	119.4	129.0
Capitalized software, net	133.0	143.8
Environmental obligation recoveries (Note 12)	3.2	2.3
Beneficial interest in trade receivables securitization (Note 19)	19.3	—
Income taxes indirect benefits	21.2	33.4
Operating lease ROU asset (Note 4)	123.8	135.2
Deferred compensation arrangements (Note 19)	22.5	21.1
Pension and other postretirement benefits (Note 15)	22.4	50.4
Other long-term assets	34.9	41.2
Total	$560.5	$613.8
(1)In accordance with revenue standard requirements, a sales return liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding refund asset to recover the product from the customer. See (2) below.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2022	2021
Accrued and other liabilities
Restructuring reserves (Note 9)	$7.6	$10.4
Dividend payable (Note 17)	72.7	66.8
Accrued payroll	99.8	89.8
Environmental reserves, current, net of recoveries (Note 12)	90.1	87.3
Derivative liabilities (Note 19)	17.8	4.0
Furadan® product exit asset retirement obligations	10.0	10.0
Unfavorable contracts (1)	—	82.0
Operating lease current liabilities (Note 4)	22.0	23.5
Other accrued and other liabilities (2)	281.8	257.4
Total	$601.8	$631.2

(in Millions)	December 31,
	2022	2021
Other long-term liabilities
Restructuring reserves (Note 9)	$3.0	$4.5
Asset retirement obligations, long-term (Note 1)	6.0	14.2
Transition tax related to Tax Cuts and Jobs Act (3)	62.6	92.1
Contingencies related to uncertain tax positions (Note 13)	52.4	45.5
Deferred compensation arrangements (Note 19)	23.5	26.2
Self-insurance reserves (primarily workers' compensation)	3.4	6.1
Lease obligations (Note 4)	128.6	140.0
Reserve for discontinued operations (Note 11)	127.2	108.3
Unfavorable contracts	10.1	10.3
Other long-term liabilities	28.6	30.1
Total	$445.4	$477.3
____________________
(1)The amount presented within accrued and other liabilities represents the technical insecticide product supply agreements with DuPont for use in their retained seed treatment business. The original five-year contract expired during 2022 and has been replaced by a new commercial agreement as such, the unfavorable liability has been fully recognized and reduced to zero. Refer to Note 5 to the consolidated financial statements included within this Form 10-K for more details.
(2)Other accrued and other liabilities includes our estimated liability for sales returns.
(3)Represents noncurrent portion of overall transition tax to be paid over the next three years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 23: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2022				2021
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$1,350.8	$1,452.3	$1,377.2	$1,622.0	$1,195.6	$1,242.0	$1,194.0	$1,413.6
Gross margin	572.7	591.0	477.5	685.6	511.1	530.6	511.5	608.1
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	303.3	235.9	210.6	394.5	259.4	287.4	215.7	272.0
Income (loss) from continuing operations	226.8	142.0	134.5	335.4	193.2	219.6	171.9	220.6
Discontinued operations, net of income taxes	(15.2)	(10.8)	(16.2)	(55.0)	(8.1)	(14.6)	(9.7)	(35.8)
Net income (loss)	$211.6	$131.2	$118.3	$280.4	$185.1	$205.0	$162.2	$184.8
Less: Net income (loss) attributable to noncontrolling interests	4.2	(3.0)	(2.7)	6.5	0.6	0.3	2.5	(5.9)
Net income (loss) attributable to FMC stockholders	$207.4	$134.2	$121.0	$273.9	$184.5	$204.7	$159.7	$190.7
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$222.6	$145.0	$137.2	$328.9	$192.6	$219.3	$169.4	$226.5
Discontinued operations, net of income taxes	(15.2)	(10.8)	(16.2)	(55.0)	(8.1)	(14.6)	(9.7)	(35.8)
Net income (loss)	$207.4	$134.2	$121.0	$273.9	$184.5	$204.7	$159.7	$190.7
Basic earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.77	$1.15	$1.09	$2.61	$1.48	$1.70	$1.32	$1.79
Discontinued operations	(0.12)	(0.09)	(0.13)	(0.44)	(0.06)	(0.11)	(0.08)	(0.28)
Basic net income (loss) per common share	$1.65	$1.06	$0.96	$2.17	$1.42	$1.59	$1.24	$1.51
Diluted earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.76	$1.15	$1.08	$2.61	$1.48	$1.69	$1.32	$1.78
Discontinued operations	(0.12)	(0.09)	(0.13)	(0.44)	(0.06)	(0.11)	(0.08)	(0.28)
Diluted net income (loss) per common share	$1.64	$1.06	$0.95	$2.17	$1.42	$1.58	$1.24	$1.50
Weighted average shares outstanding:
Basic	126.1	126.2	126.2	125.6	129.5	129.1	128.3	126.6
Diluted	126.8	126.9	126.9	126.4	130.3	129.9	129.0	127.4
____________________
(1)The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory costing from last-in, first-out (LIFO) cost method to first-in, first-out (FIFO) cost method for inventory in the United States as of July 1, 2022. As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for the determination of the market-related value of assets for a class of assets within the qualified U.S. defined benefit plan as of July 1, 2022.

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

We identified the evaluation of the allowance for trade receivables and long-term receivables associated with customers located in Brazil as a critical audit matter. Specifically, the length of standard credit terms offered and customer liquidity may be significantly influenced by economic conditions and unfavorable weather conditions impacting crop quality. This increased the need for subjective judgment and knowledge in assessing customer liquidity constraints to estimate probable losses.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s collectability determination process, including controls over the identification of at-risk trade receivables and long-term receivables balances and related estimate of probable losses associated with such balances. We inspected underlying documentation for collateral arrangements, legal status, and historical trends and analysis performed by the Company for historical collection results. The Company’s assumptions underlying the collectability of trade receivables and long-term receivables were tested by evaluating:

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

Evaluation of unrecognized tax benefits
As discussed in Note 13, the Company has $46.1 million of unrecognized tax benefits as of December 31, 2022. The Company recognizes the largest amount of tax benefit that it believes is more than 50 percent likely to be sustained. A significant amount of the Company’s earnings are generated by certain foreign subsidiaries whose earnings are taxed at lower rates than the United States federal statutory rate.

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
February 24, 2023

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2022, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2022, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 24, 2023

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Provision (Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries, write-offs and other (1)	Balance, End of Year
December 31, 2022
Reserve for doubtful accounts (2)	$65.1	(0.5)	—	13.8	$78.4
Deferred tax valuation allowance	398.7	61.5	(2.6)	—	457.6
December 31, 2021
Reserve for doubtful accounts (2)	$52.6	21.1	—	(8.6)	$65.1
Deferred tax valuation allowance	335.6	61.4	1.7	—	398.7
December 31, 2020
Reserve for doubtful accounts (2)	$87.4	4.7	—	(39.5)	$52.6
Deferred tax valuation allowance	303.3	34.0	(1.7)	—	335.6
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

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2023 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee" in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy" in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2022. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

(Shares in thousands)	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	1,982	$87.35	2,100
Equity Compensation Plans not approved by stockholders	—	$—	—
Total	1,982	$87.35	2,100
____________________
(1)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $87.35 and the weighted-average term-to-expiration is 6.1 years.
(2)Includes 1,305 thousand stock options and 393 thousand restricted stock awards granted to employees and 284 thousand restricted stock units held by directors.

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
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA. Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2022, 2021, and 2020	114
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

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through April 30, 2019 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 8, 2019)

*3.2	Restated By-Laws of FMC Corporation as of December 14, 2022 (Exhibit 3.1 to the Current Report on the Form 8-K filed on December 15, 2022)

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
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2022)

*10.1e
Term Loan Agreement, dated as of November 22, 2021, among FMC Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2021)

*10.1f
Amendment No. 1, dated as of June 27, 2022, to the Term Loan Agreement, dated as of November 22, 2021, among FMC Corporation, the lenders party thereto, and Citibank, N.A., as administrative agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2022)

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

†*10.20	Letter Agreement dated April 27, 2020 between FMC Corporation and Pierre Brondeau (Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2020)

*18	KPMG LLP Preferability Letter Pension Accounting Change (Exhibit 18 to the Current Report on Form 10-Q filed on November 2, 2022)

*18.1	KPMG LLP Preferability Letter Inventory Accounting Change (Exhibit 18.1 to the Current Report on Form 10-Q filed on November 2, 2022)

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File
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

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ ANDREW D. SANDIFER Andrew D. Sandifer	Executive Vice President and Chief Financial Officer	February 24, 2023

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Chief Accounting Officer, and Corporate Controller	February 24, 2023

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman	February 24, 2023

/S/ MARK A. DOUGLAS Mark A. Douglas	President, Chief Executive Officer, and Director	February 24, 2023

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 24, 2023

/S/ CAROL ANTHONY ("JOHN") DAVIDSON Carol Anthony ("John") Davidson	Director	February 24, 2023

/S/ KATHY L. FORTMANN Kathy L. Fortmann	Director	February 24, 2023

/S/ C. SCOTT GREER C. Scott Greer	Director	February 24, 2023

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 24, 2023

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 24, 2023

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 24, 2023

/S/ MARGARETH ØVRUM Margareth Øvrum	Director	February 24, 2023

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 24, 2023

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 24, 2023