Form 10-Q
period 2023-03-31
FMC CORP
filed 2023-05-02
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of March 31, 2023, there were 125,039,191 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$1,344.3	$1,350.8
Costs and Expenses
Costs of sales and services	763.0	778.1
Gross margin	$581.3	$572.7
Selling, general and administrative expenses	185.9	188.5
Research and development expenses	78.4	71.8
Restructuring and other charges (income)	12.5	9.1
Total costs and expenses	$1,039.8	$1,047.5
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$304.5	$303.3
Non-operating pension and postretirement charges (income)	4.6	4.3
Interest expense, net	51.4	29.9
Income (loss) from continuing operations before income taxes	$248.5	$269.1
Provision (benefit) for income taxes	41.1	42.3
Income (loss) from continuing operations	$207.4	$226.8
Discontinued operations, net of income taxes	(11.5)	(15.2)
Net income (loss)	$195.9	$211.6
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	4.2
Net income (loss) attributable to FMC stockholders	$196.0	$207.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$207.5	$222.6
Discontinued operations, net of income taxes	(11.5)	(15.2)
Net income (loss) attributable to FMC stockholders	$196.0	$207.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.65	$1.77
Discontinued operations	(0.09)	(0.12)
Net income (loss) attributable to FMC stockholders	$1.56	$1.65
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.64	$1.76
Discontinued operations	(0.09)	(0.12)
Net income (loss) attributable to FMC stockholders	$1.55	$1.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Net income (loss)	$195.9	$211.6
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$20.1	$(39.4)
Total foreign currency translation adjustments (1)	$20.1	$(39.4)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(4.1) and $(0.5) for the three months ended March 31, 2023 and 2022, respectively	$(37.3)	$(84.7)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $2.2 and $1.5 for the three months ended March 31, 2023 and 2022, respectively (2)	6.0	0.6
Total derivative instruments, net of tax expense (benefit) of $(1.9) and $1.0 for the three months ended March 31, 2023 and 2022, respectively	$(31.3)	$(84.1)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three months ended March 31, 2023 and 2022, respectively	$0.1	$—
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $0.8 and $1.0 for the three months ended March 31, 2023 and 2022, respectively (2)	2.8	3.6
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.8 and $1.0 for the three months ended March 31, 2023 and 2022, respectively	$2.9	$3.6

Other comprehensive income (loss), net of tax	$(8.3)	$(119.9)
Comprehensive income (loss)	$187.6	$91.7
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.8	4.2
Comprehensive income (loss) attributable to FMC stockholders	$186.8	$87.5
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$494.4	$572.0
Trade receivables, net of allowance of $32.8 in 2023 and $33.9 in 2022	3,202.1	2,871.4
Inventories	1,910.9	1,651.6
Prepaid and other current assets	414.4	343.6
Total current assets	$6,021.8	$5,438.6
Investments	17.7	14.5
Property, plant and equipment, net	862.7	849.6
Goodwill	1,592.0	1,589.3
Other intangibles, net	2,500.1	2,508.1
Other assets including long-term receivables, net	519.0	560.5
Deferred income taxes	218.8	210.7
Total assets	$11,732.1	$11,171.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,878.6	$540.8
Accounts payable, trade and other	1,182.8	1,252.2
Advance payments from customers	14.0	680.5
Accrued and other liabilities	596.4	601.8
Accrued customer rebates	738.0	465.3
Guarantees of vendor financing	114.8	142.0
Accrued pension and other postretirement benefits, current	3.5	2.3
Income taxes	140.2	114.7
Total current liabilities	$4,668.3	$3,799.6
Long-term debt, less current portion	2,334.0	2,733.2
Accrued pension and other postretirement benefits, long-term	29.7	31.6
Environmental liabilities, continuing and discontinued	426.1	439.1
Deferred income taxes	324.0	321.5
Other long-term liabilities	455.5	445.4
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2023 or 2022	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2023 and 2022; 185,983,792 shares issued in 2023 and 2022	18.6	18.6
Capital in excess of par value of common stock	916.4	909.2
Retained earnings	5,679.2	5,555.9
Accumulated other comprehensive income (loss)	(468.8)	(459.6)
Treasury stock, common, at cost - 2023: 60,944,601 shares, 2022: 60,872,988 shares	(2,674.7)	(2,646.2)
Total FMC stockholders’ equity	$3,470.7	$3,377.9
Noncontrolling interests	23.8	23.0
Total equity	$3,494.5	$3,400.9
Total liabilities and equity	$11,732.1	$11,171.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$195.9	$211.6
Discontinued operations, net of income taxes	11.5	15.2
Income (loss) from continuing operations	$207.4	$226.8
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$44.7	$42.4
Restructuring and other charges (income)	12.5	9.1
Deferred income taxes	(5.6)	(6.3)
Pension and other postretirement benefits	5.4	5.5
Share-based compensation	7.3	7.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(288.8)	(317.5)
Guarantees of vendor financing	(27.1)	54.9
Advance payments from customers	(665.9)	(590.7)
Accrued customer rebates	271.4	245.4
Inventories	(257.9)	(192.1)
Accounts payable, trade and other	(53.9)	(54.5)
Income taxes	23.0	24.0
Pension and other postretirement benefit contributions	(0.6)	(1.7)
Environmental spending, continuing, net of recoveries	(5.6)	(3.4)
Restructuring and other spending (1)	(2.1)	(6.1)
Transaction and integration costs	—	(0.5)
Change in other operating assets and liabilities, net (2)	(115.5)	(40.4)
Cash provided (required) by operating activities of continuing operations	$(851.3)	$(597.8)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(6.4)	$(4.5)
Other discontinued spending	(6.2)	(6.5)
Cash provided (required) by operating activities of discontinued operations	$(12.6)	$(11.0)
____________________
(1)    In addition to cash payments shown in our roll forward of restructuring reserves in Note 9 to our consolidated financial statements included within this Form 10-K, the restructuring and other spending amount above for the three months ended March 31, 2023 and 2022 includes spending of $0.5 million and $1.0 million, respectively, related to the Furadan® asset retirement obligations. For additional detail on restructuring and other charges activities, see Note 9.
(2)    Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(46.9)	$(50.3)
Acquisitions, including cost and equity method, net	(3.1)	(1.0)
Other investing activities	(4.4)	(4.6)
Cash provided (required) by investing activities of continuing operations	$(54.4)	$(55.9)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$941.4	$583.3
Repayments of long-term debt	—	0.5
Issuances of common stock, net	2.3	7.1
Dividends paid (3)	(72.7)	(66.8)
Repurchases of common stock under publicly announced program	(25.0)	—
Other repurchases of common stock	(5.7)	(8.6)
Cash provided (required) by financing activities of continuing operations	$840.3	$515.5
Effect of exchange rate changes on cash and cash equivalents	0.4	(2.5)
Increase (decrease) in cash and cash equivalents	$(77.6)	$(151.7)

Cash and cash equivalents, beginning of period	$572.0	$516.8
Cash and cash equivalents, end of period	$494.4	$365.1
____________________
(3)    See Note 14 regarding the quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $39.6 million and $14.9 million, and income taxes paid, net of refunds were $23.2 million and $11.4 million for the three months ended March 31, 2023 and 2022, respectively. Non-cash additions to property, plant and equipment and other assets were $22.5 million and $15.6 million for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2022	$18.6	$909.2	$5,555.9	$(459.6)	$(2,646.2)	$23.0	$3,400.9
Net income (loss)	—	—	196.0	—	—	(0.1)	195.9
Stock compensation plans	—	7.2	—	—	2.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.9	—	—	2.9
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(31.3)	—	—	(31.3)
Foreign currency translation adjustments (1)	—	—	—	19.2	—	0.9	20.1
Dividends ($0.58 per share)	—	—	(72.7)	—	—	—	(72.7)
Repurchases of common stock	—	—	—	—	(30.8)	—	(30.8)
Balance at March 31, 2023	$18.6	$916.4	$5,679.2	$(468.8)	$(2,674.7)	$23.8	$3,494.5
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$18.6	$880.4	$5,092.9	$(325.5)	$(2,542.1)	$19.4	$3,143.7
Net income (loss)	—	—	207.4	—	—	4.2	211.6
Stock compensation plans	—	10.5	—	—	4.0	—	14.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(84.1)	—	—	(84.1)
Foreign currency translation adjustments (1)	—	—	—	(39.4)	—	—	(39.4)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(8.6)	—	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	$18.6	$890.9	$5,233.4	$(445.4)	$(2,546.6)	$23.1	$3,174.0
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion, the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, changes in equity for the three months ended March 31, 2023 and 2022, and our financial positions as of March 31, 2023 and December 31, 2022. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 and 2022, condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and condensed consolidated statements of changes in equity for the three months ended March 31, 2023 and 2022 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022 (the "2022 Form 10-K").

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of reference rate. In December 2022, the FASB finalized ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date for Topic 848 from December 31, 2022 to December 31, 2024. This standard amends the definition of the SOFR Swap Rate under Topic 815 so that it is not limited to the Overnight Indexed Swap rate based on SOFR and includes other rates based on SOFR. These amendments were effective upon issuance and should be applied prospectively. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships but, do not believe it will have a material impact on our consolidated financial statements.

Recently adopted accounting guidance
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU enhances the transparency of supplier finance programs and their effect on working capital, liquidity, and cash flows. The new standard is effective for fiscal years beginning after December 15, 2022 (i.e. a January 1, 2023 effective date), including interim periods within those years. The amendments in the ASU should be applied retrospectively to all periods in which a balance sheet is presented, except for the amendment on roll forward information, which should be applied prospectively on an annual basis. In accordance with the new disclosure requirements which we have adopted this period, we have included information regarding our key program terms and the amount outstanding that remains unpaid at period end as further described below.
We work with suppliers to optimize payment terms and conditions on accounts payable to improve working capital and cash flows. We offer to a select group of suppliers a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Obligations outstanding under this program are recorded within Accounts payable, trade and other in our condensed consolidated balance sheets and the associated payments are included in operating activities within our condensed consolidated statements of cash flows.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our payment terms with our suppliers are consistent, regardless of whether a supplier participates in the program. We deem these terms to be commercially reasonable and consistent with the range of industry standards within their respective regions. Under the terms of the agreement, we do not pledge assets as security or make any other forms of guarantees. We pay the financial institution the stated amount of the confirmed invoices and there are no additional provider or platform fees charged to FMC.

FMC's outstanding obligations confirmed as valid under the SCF was $375.6 million and $307.5 million as of March 31, 2023 and December 31, 2022, respectively.

Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table, because it is a growing part of our business. The disaggregated revenue tables are shown below for the three months ended March 31, 2023 and 2022.

The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2023	2022
North America	$497.3	$389.8
Latin America	233.6	265.9
Europe, Middle East & Africa (EMEA)	383.0	398.2
Asia	230.4	296.9
Total Revenue	$1,344.3	$1,350.8

The following table provides information about disaggregated revenue by product category:

	Three Months Ended March 31,
(in Millions)	2023	2022
Insecticides	$746.7	$766.7
Herbicides	442.8	404.4
Fungicides	101.0	108.7
Plant Health	52.3	53.4
Other	1.5	17.6
Total Revenue	$1,344.3	$1,350.8

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
Sale of Goods

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2022	Balance as of March 31, 2023	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,932.2	$3,227.1	$294.9
Contract liabilities: Advance Payments from customers	680.5	14.0	(666.5)
____________________
(1)     Amount includes $3,202.1 million of trade receivables and $25.0 million of net long-term customer receivables as of March 31, 2023. See Note 6 for more information.

The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2023. Refer to Note 6 for further information.
The amount of revenue recognized in the three months ended March 31, 2023 that was included in the opening contract liability balance is $666.5 million.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers were $680.5 million as of December 31, 2022 and $14.0 million as of March 31, 2023.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2022	$1,589.3
Foreign currency and other adjustments	2.7
Balance, March 31, 2023	$1,592.0

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2023.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	March 31, 2023			December 31, 2022
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,131.6	$(366.9)	$764.7	$1,127.9	$(351.3)	$776.6
Patents	1.7	(1.4)	0.3	1.7	(1.4)	0.3
Brands (1)	49.1	(11.1)	38.0	16.1	(10.6)	5.5
Purchased and licensed technologies	129.5	(44.6)	84.9	128.4	(42.9)	85.5
Other intangibles	2.4	(1.7)	0.7	1.8	(1.7)	0.1
	$1,314.3	$(425.7)	$888.6	$1,275.9	$(407.9)	$868.0

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.0		$1,259.0	$1,259.0		$1,259.0
Brands (1)	341.3		341.3	370.1		370.1
In-process research & development	11.2		11.2	11.0		11.0
	$1,611.5		$1,611.5	$1,640.1		$1,640.1
Total intangible assets	$2,925.8	$(425.7)	$2,500.1	$2,916.0	$(407.9)	$2,508.1
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2023	2022
Amortization expense	$16.0	$15.4

The full year estimated pre-tax amortization expense for the year ended December 31, 2023 and each of the succeeding five years is approximately $64 million, $63 million, $68 million, $69 million, $69 million, and $70 million, respectively.

Note 5: Acquisitions
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
The purchase price allocation is preliminary as of March 31, 2023. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, that would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

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
____________________
(1) Expected life is 15 years and will be amortized based on the pattern of economic benefit

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2021	$37.4
Additions - charged to expense	0.7
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	(4.7)
Balance, December 31, 2022	$33.9
Additions - charged to expense	0.3
Transfer from (to) allowance for credit losses (see below)	(1.7)
Net recoveries, write-offs and other	0.3
Balance, March 31, 2023	$32.8

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $25.0 million as of March 31, 2023. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.

A portion of these long-term receivables have payment contracts. We have no reason to believe payments will not be made based upon the credit quality of these customers. Additionally, we also hold significant collateral against these customers

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2021	$27.7
Additions - charged (credited) to expense	(1.2)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	8.1
Net recoveries, write-offs and other	10.4
Balance, December 31, 2022	$44.5
Additions - charged (credited) to expense	(0.8)
Transfer from (to) allowance for doubtful accounts (see above)	1.7
Foreign currency adjustments	—
Balance, March 31, 2023	$45.4

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
Cash receipts from the sale of trade receivables under the securitization arrangement, received at the time of sale, are classified as cash flows from operating activities. There were no sales under the securitization program during the three months ended March 31, 2023.

Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.
We account for these transactions as true sales and as a result they will no longer be recognized on the condensed consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our condensed consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded as an expense within the condensed consolidated statements of income (loss) and has been inconsequential during each reporting period. There was no non-recourse factoring during the three months ended March 31, 2023 and March 31, 2022.

Note 7: Inventories

Inventories consisted of the following:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2023	December 31, 2022
Finished goods	$573.8	$577.5
Work in process	987.1	807.4
Raw materials, supplies and other	350.0	266.7
Net inventories	$1,910.9	$1,651.6

Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2023	December 31, 2022
Property, plant and equipment	$1,448.2	$1,415.5
Accumulated depreciation	(585.5)	(565.9)
Property, plant and equipment, net	$862.7	$849.6

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2023	2022
Restructuring charges	$0.9	$11.2
Other charges (income), net	11.6	(2.1)
Total restructuring and other charges (income)	$12.5	$9.1

Restructuring charges
For detail on restructuring activities which commenced prior to 2023, see Note 9 to our consolidated financial statements included within our 2022 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
DuPont Crop restructuring	$—	$(2.4)	$2.8	$0.4
Other items	—	0.5	—	0.5
Three Months Ended March 31, 2023	$—	$(1.9)	$2.8	$0.9
DuPont Crop restructuring	$—	$0.3	$—	$0.3
Regional realignment	2.0	0.5	—	2.5
Other items	(0.4)	0.6	8.2	8.4
Three Months Ended March 31, 2022	$1.6	$1.4	$8.2	$11.2
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

(in Millions)	Balance at 12/31/22 (6)	Change in reserves (4)	Cash payments	Other (5)	Balance at 3/31/23 (6)
DuPont Crop restructuring (1)	$5.0	$—	$(0.2)	$—	$4.8
Regional realignment (2)	3.0	—	(0.9)	(0.1)	2.0
Other workforce related and facility shutdowns (3)	2.6	0.5	(0.5)	—	2.6
Total	$10.6	$0.5	$(1.6)	$(0.1)	$9.4
____________________
(1)Primarily consists of residual separation costs associated with DuPont Crop restructuring activities.
(2)Primarily consists of severance and employee relocation costs as well as other costs associated with the relocation of our European headquarters and the consolidation of our Asia Pacific operations into a single regional headquarters in Singapore.
(3)Primarily severance costs and other exit costs related to workforce reductions and facility shutdowns.
(4)Primarily other miscellaneous exit costs. The accelerated depreciation and asset impairment charges associated with these restructurings that have impacted our property, plant and equipment or intangible balances are not included in this table.
(5)Primarily foreign currency translation adjustments.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.
Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2023	2022
Environmental charges, net	$2.3	$(3.3)
Pakistan currency devaluation charge	6.9	—
Other items, net	2.4	1.2
Other charges (income), net	$11.6	$(2.1)

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

Pakistan currency devaluation charge
Charges of $6.9 million relate to a remeasurement charge recognized for the three months ended March 31, 2023 resulting from the significant currency depreciation of the Pakistani Rupee. On January 25th, 2023, the Pakistani Rupee experienced its largest single day drop against the US dollar in over two decades following the removal of the USD-PKR exchange cap in place on the country's currency. This action, combined with the decision by Pakistan's central bank to raise interest rates to record highs during the quarter, resulted in the immediate and significant devaluation of the Pakistani Rupee.

Note 10: Debt
Debt maturing within one year:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2023	December 31, 2022
Short-term foreign debt (1)	$182.0	$81.8
Commercial paper (2)	1,205.7	370.5
Total short-term debt	$1,387.7	$452.3
Current portion of long-term debt	490.9	88.5
Total short-term debt and current portion of long-term debt (3)	$1,878.6	$540.8
____________________
(1)At March 31, 2023, the average effective interest rate on the borrowings was 11.6 percent.
(2)At March 31, 2023, the average effective interest rate on the borrowings was 5.76 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.

Long-term debt:

(in Millions)	March 31, 2023
	Interest Rate Percentage	Maturity Date	March 31, 2023	December 31, 2022
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $0.5 and $0.6, respectively)	3.20% - 4.50%	2024 - 2049	1,899.5	1,899.4
2021 Term Loan Facility	5.90%	2024	800.0	800.0
Revolving Credit Facility (1)	7.50%	2027	—	—
Foreign debt	0% - 17.90%	2023 - 2024	90.9	88.5
Debt issuance cost			(15.4)	(16.1)
Total long-term debt			$2,824.9	$2,821.7
Less: debt maturing within one year			490.9	88.5
Total long-term debt, less current portion			$2,334.0	$2,733.2
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $167.4 million and available funds under this facility were $626.9 million at March 31, 2023.

Covenants
Among other restrictions, our Revolving Credit Facility and 2021 Term Loan Facility contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2023 was 3.08, which is below the maximum leverage of 3.50 at March 31, 2023. Our actual interest coverage for the four consecutive quarters ended March 31, 2023 was 7.86, which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at March 31, 2023.

Note 11: Discontinued Operations
Discontinued operations include adjustments to retained assets and liabilities as well as provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2023	2022
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(0.4) and $(0.2) for the three months ended March 31, 2023 and 2022, respectively	$(0.1)	$(0.4)
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $0.5 and $0.6 for the three months ended March 31, 2023, and 2022 respectively	(2.2)	(2.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.4 and $3.4 for the three months ended March 31, 2023, and 2022 respectively	(9.2)	(12.7)
Discontinued operations, net of income taxes	$(11.5)	$(15.2)

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2022	$543.1	$(13.9)	$529.2
Provision (Benefit)	5.5	(0.2)	5.3
(Spending) Recoveries	(13.0)	—	(13.0)
Foreign currency translation adjustments	1.0	—	1.0
Net change	$(6.5)	$(0.2)	$(6.7)
Total environmental reserves at March 31, 2023	$536.6	$(14.1)	$522.5

Environmental reserves, current (1)	$97.5	$(1.1)	$96.4
Environmental reserves, long-term (2)	439.1	(13.0)	426.1
Total environmental reserves at March 31, 2023	$536.6	$(14.1)	$522.5
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

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $200 million at March 31, 2023. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2022	Increase (Decrease) in recoveries	Cash received	March 31, 2023
Environmental recoveries	$6.4	$0.3	$(1.0)	$5.7

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2023	2022
Environmental provisions, net - recorded to liabilities (1)	$5.3	$(0.5)
Environmental provisions, net - recorded to assets (2)	(0.3)	(0.1)
Environmental provision, net	$5.0	$(0.6)

Continuing operations (3)	$2.3	$(3.3)
Discontinued operations (4)	2.7	2.7
Environmental provision, net	$5.0	$(0.6)
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

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our consolidated financial statements in our 2022 Form 10-K. See Note 12 to our consolidated financial statements in our 2022 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2022 Form 10-K.

Note 13: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2023 and 2022 there were 0.3 million and 0.3 million potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2023	2022
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$207.5	$222.6
Discontinued operations, net of income taxes	(11.5)	(15.2)
Net income (loss) attributable to FMC stockholders	$196.0	$207.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.4)
Net income (loss) allocable to common stockholders	$195.6	$207.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.65	$1.77
Discontinued operations	(0.09)	(0.12)
Net income (loss) attributable to FMC stockholders	$1.56	$1.65
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.64	$1.76
Discontinued operations	(0.09)	(0.12)
Net income (loss) attributable to FMC stockholders	$1.55	$1.64
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,341	126,064
Weighted average additional shares assuming conversion of potential common shares	790	775
Shares – diluted basis	126,131	126,839

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Equity

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
2023 Activity
Other comprehensive income (loss) before reclassifications	19.2	(37.3)	0.1	(18.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.0	2.8	8.8
Net current period other comprehensive income (loss)	$19.2	$(31.3)	$2.9	$(9.2)
Accumulated other comprehensive income (loss), net of tax at March 31, 2023	$(141.3)	$(83.0)	$(244.5)	$(468.8)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(240.8)	$(325.5)
2022 Activity
Other comprehensive income (loss) before reclassifications	(39.4)	(84.7)	—	(124.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	3.6	4.2
Net current period other comprehensive income (loss)	$(39.4)	$(84.1)	$3.6	$(119.9)
Accumulated other comprehensive income (loss), net of tax at March 31, 2022	$(101.9)	$(106.3)	$(237.2)	$(445.4)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2023	2022
Derivative instruments
Gain (loss) on foreign currency contracts	$(7.4)	$(1.6)	Costs of sales and services
Gain (loss) on foreign currency contracts	0.3	0.5	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.1)	(1.0)	Interest expense, net
Total before tax	$(8.2)	$(2.1)
	2.2	1.5	Provision for income taxes
Amount included in net income (loss)	$(6.0)	$(0.6)

Pension and other postretirement benefits (2)
Amortization of prior service costs	$—	$—	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.6)	(4.2)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	—	(0.4)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(3.6)	$(4.6)
	0.8	1.0	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.8)	$(3.6)
Total reclassifications for the period	$(8.8)	$(4.2)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the condensed consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16.

Dividends and Share Repurchases
During the three months ended March 31, 2023 and March 31, 2022, we paid dividends of $72.7 million and $66.8 million, respectively. On April 20, 2023, we paid dividends totaling $72.7 million to our shareholders of record as of March 31, 2023. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of March 31, 2023.

During the three months ended March 31, 2023, 193,815 shares were repurchased under the publicly announced repurchase program. At March 31, 2023, $875.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
The ROU asset and lease liability balances as of March 31, 2023 and December 31, 2022 were as follows:

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$127.0	$123.8
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$22.8	$22.0
Operating lease noncurrent liabilities	Other long-term liabilities	130.4	128.6
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2023	2022
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.3	$9.0
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	2.5	1.2
Total lease cost		$10.8	$10.2

March 31, 2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.1
Weighted-average discount rate	4.2%

	Three Months Ended March 31,
(in Millions)	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9.0)	$(9.2)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9.8	$7.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2023 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2023 (excluding the three months ending March 31, 2023)	$21.7
2024	24.8
2025	22.3
2026	20.5
2027	19.6
Thereafter	91.4
Total undiscounted lease payments	$200.3
Less: Present value adjustment	(47.1)
Present value of lease liabilities	$153.2

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2023	2022	2023	2022
Service cost	$0.7	$1.1	$—	$—
Interest cost	12.6	7.3	0.1	0.1
Expected return on plan assets	(11.9)	(7.8)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Recognized net actuarial and other (gain) loss	4.0	4.5	(0.2)	(0.2)
Recognized loss due to settlement (1)	—	0.4	—	—
Net periodic benefit cost (income)	$5.4	$5.5	$(0.1)	$(0.1)
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.

Note 17: Income Taxes
Our effective income tax rates from continuing operations for the three months ended March 31, 2023 and 2022 were 16.5% and 15.7%, respectively.
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology ("EAETR") in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. A significant amount of our earnings is generated by our foreign subsidiaries, which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,108.8 million and $3,118.6 million and the carrying amount is $4,212.6 million and $3,274.0 million as of March 31, 2023 and December 31, 2022, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 19 to our consolidated financial statements on our 2022 Form 10-K.
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
As of March 31, 2023, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $40.5 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2024. At March 31, 2023, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,524.3 million.
As of March 31, 2023, we had open interest rate contracts in AOCI in a net after tax gain position of $5.3 million designated as cash flow hedges of the anticipated fixed rate coupon of debt forecasted to be issued within a designated window. At March 31, 2023, we had interest rate swap contracts outstanding with a total aggregate notional value of approximately $200.0 million.
In conjunction with prior bond issuances, we settled on various interest rate swap agreements which were entered into to hedge the variability in treasury rates. These settlements resulted in a loss which was recorded in other comprehensive income and is being amortized over the various terms of these notes. As of March 31, 2023, there was a remaining net after-tax loss of $39.1 million in AOCI related to this settlement.
As of March 31, 2023, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2023, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $40.5 million of the net losses after-tax, representing open foreign currency exchange and interest rate contracts, will be realized in earnings during the twelve months ending March 31, 2024 if spot rates in the future are consistent with forward rates as of March 31, 2023. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,743.6 million at March 31, 2023.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2023
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$9.9	$2.1	$12.0	$(12.0)	$—
Interest rate contracts	6.7	—	6.7	—	6.7
Total derivative assets (1)	$16.6	$2.1	$18.7	$(12.0)	$6.7

Foreign exchange contracts	$(56.0)	$(9.5)	$(65.5)	$12.0	$(53.5)
Total derivative liabilities (2)	$(56.0)	$(9.5)	$(65.5)	$12.0	$(53.5)

Net derivative assets (liabilities)	$(39.4)	$(7.4)	$(46.8)	$—	$(46.8)

	December 31, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$10.5	$6.4	$16.9	$(16.1)	$0.8
Interest rate contracts	12.4	—	12.4	—	12.4
Total derivative assets (1)	$22.9	$6.4	$29.3	$(16.1)	$13.2

Foreign exchange contracts	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)
Total derivative liabilities (2)	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)

Net derivative assets (liabilities)	$(2.2)	$(2.4)	$(4.6)	$—	$(4.6)
______________
(1)    Net balance is included in "Prepaid and other current assets" in the condensed consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the condensed consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2023	2022	2023	2022	2023	2022
Unrealized hedging gains (losses) and other, net of tax	$(32.8)	$(89.6)	$(4.5)	$4.9	$(37.3)	$(84.7)
Reclassification of deferred hedging (gains) losses, net of tax (1)	5.2	(0.2)	0.8	0.8	6.0	0.6
Total derivative instrument impact on comprehensive income, net of tax	$(27.6)	$(89.8)	$(3.7)	$5.7	$(31.3)	$(84.1)
______________
(1)See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended March 31,
(in Millions)	2023	2022
Foreign exchange contracts	$1.2	$(16.2)
Total	$1.2	$(16.2)
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

(in Millions)	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Derivatives – Interest rate (1)	6.7	—	6.7	—
Other (2) (3)	39.7	20.4	—	19.3
Total assets	$46.4	$20.4	$6.7	$19.3

Liabilities
Derivatives – Foreign exchange (1)	$53.5	$—	$53.5	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2)	26.1	26.1	—	—
Total liabilities	$79.6	$26.1	$53.5	$—

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.8	$—	$0.8	$—
Derivatives - Interest Rate (1)	12.4	—	12.4	—
Other (2) (3)	41.8	22.5	—	19.3
Total assets	$55.0	$22.5	$13.2	$19.3

Liabilities
Derivatives – Foreign exchange (1)	$17.8	$—	$17.8	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2)	23.5	23.5	—	—
Total liabilities	$41.3	$23.5	$17.8	$—
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
(3)FMC maintains a beneficial interest in a trade receivables securitization fund. The fair value of the beneficial interest is determined by calculating the expected amount of cash to be received on the fund’s outstanding credit notes. As part of this evaluation, we rely on unobservable inputs, including estimating the anticipated credit losses. We consider historical information, current conditions and other reasonable factors as part of this assessment. The amount is included in "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheets during the periods presented.

Note 19: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2023. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$114.8
Other debt guarantees (2)	15.8
Total	$130.6
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within "Guarantees of vendor financing" on the condensed consolidated balance sheets.
(2)These guarantees represent the outstanding commitment provided to third-party banks for credit extended to various direct and indirect customers. The liability for the guarantees is recorded at an amount that approximates fair value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. Historically, the fair

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
value of these guarantees has been and continues to be in the current reporting period, immaterial and the majority of these guarantees have had an expiration date of less than one year.

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
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2022 Form 10-K. There have been no significant updates since the information included in our 2022 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
In some cases, we have identified these forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2022 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). Moreover, investors are cautioned to interpret many of these factors as being impacted as a result of the residual adverse impacts of COVID and governmental, business, and societal responses to COVID. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement.
We specifically decline to undertake any obligation, and specifically disclaims any duty, to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2022 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies" section in our 2022 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
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
First Quarter 2023 Highlights

The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2023:
•Revenue of $1,344.3 million for the three months ended March 31, 2023 decreased $6.5 million, essentially flat versus the same period last year. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by approximately 28 percent, sales in Latin America decreased approximately 12 percent, sales in Europe, Middle East and Africa decreased approximately 4 percent, and sales in Asia decreased approximately 22 percent. The minor decrease in revenue was mostly driven by foreign exchange ("FX") and lower volume headwinds partially offset by price movement. Excluding foreign currency impacts, revenue increased 4 percent during the quarter.
•Our gross margin of $581.3 million increased versus the prior year quarter by $8.6 million driven by price movement exceeding FX, volume, and cost headwinds as well as growth in new products. Gross margin percent of approximately 43 percent increased compared to approximately 42 percent in the prior year period.
•Selling, general and administrative expenses decreased from $188.5 million to $185.9 million, or approximately 1 percent due to continued cost discipline and favorable exchange rates.
•Research and development expenses of $78.4 million increased $6.6 million or 9 percent compared to previous year. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline as well as inflation and labor cost increases.
•Net income (loss) attributable to FMC stockholders decreased from $207.4 million to $196.0 million which represents a decrease of $11.4 million, or approximately 5 percent. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $223.1 million decreased compared to the prior year amount of $238.7 million. Results in the quarter were solid as a result of new products, increased market access and cost discipline. However, these actions were offset primarily by higher interest costs due to increases in interest rates. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
2023 Outlook Update
We expect 2023 revenue will be in the range of approximately $6.08 billion to $6.22 billion, up approximately 6 percent at the midpoint versus 2022. New launches and market access initiatives are expected to help drive volume growth with mid-single digit pricing expected for the full year. Foreign currency is expected to be a moderate headwind to topline results. We expect adjusted EBITDA(1) of $1.50 billion to $1.56 billion, representing 9 percent growth at the midpoint versus 2022 results. Price is anticipated to be the primary driver of EBITDA growth in the year with cost headwinds expected to be significantly lower than those experienced last year. Increases in the input cost portion of cost headwinds are anticipated to decelerate as the year progresses and become a year-over-year tailwind in the second half. 2023 adjusted earnings are expected to be in the range of $7.34 to $7.94 per diluted share(1), up approximately 3 percent at the midpoint versus 2022, negatively impacted by higher interest and tax rates. The estimate for adjusted earnings excludes any impact from potential additional share repurchases in 2023. For cash flow outlook, refer to the liquidity and capital resources section below.

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

	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Revenue	$1,344.3	$1,350.8
Costs and Expenses
Costs of sales and services	763.0	778.1
Gross margin	$581.3	$572.7
Selling, general and administrative expenses	185.9	188.5
Research and development expenses	78.4	71.8
Restructuring and other charges (income)	12.5	9.1
Total costs and expenses	$1,039.8	$1,047.5
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (1)	$304.5	$303.3
Non-operating pension and postretirement charges (income)	4.6	4.3
Income from continuing operations before interest expense, net and income taxes	$299.9	$299.0
Interest expense, net	51.4	29.9
Income (loss) from continuing operations before income taxes	$248.5	$269.1
Provision (benefit) for income taxes	41.1	42.3
Income (loss) from continuing operations	$207.4	$226.8
Discontinued operations, net of income taxes	(11.5)	(15.2)
Net income (loss) (GAAP)	$195.9	$211.6
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$12.5	$9.1
Non-operating pension and postretirement charges (income) (4)	4.6	4.3
Discontinued operations, net of income taxes	11.5	15.2
Interest expense, net	51.4	29.9
Depreciation and amortization	44.7	42.4
Provision (benefit) for income taxes	41.1	42.3
Adjusted EBITDA (Non-GAAP) (2)	$361.7	$354.8
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

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended March 31,
	2023	2022
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$196.0	$207.4
Corporate special charges (income), pre-tax (1)	17.1	13.4
Income tax expense (benefit) on Corporate special charges (income) (2)	(2.0)	(0.9)
Corporate special charges (income), net of income taxes	$15.1	$12.5
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	(2.8)	—
Discontinued operations attributable to FMC Stockholders, net of income taxes	11.5	15.2
Non-GAAP tax adjustments (3)	3.3	3.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$223.1	$238.7
____________________
(1)Represents restructuring and other charges (income), and non-operating pension and postretirement charges (income).
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

ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended March 31, 2023 vs. 2022
Total Revenue Change (GAAP)	—%
Less: Foreign Currency Impact	(4)%
Organic Revenue Change (Non-GAAP)	4%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2023 vs. 2022
Revenue of $1,344.3 million decreased $6.5 million, or essentially flat, versus the prior year period. Favorable pricing actions accounted for an approximate 7 percent increase, which was fully offset by unfavorable foreign currency impacts of approximately 4 percent as well as lower volumes impact of approximately 3 percent. Excluding foreign currency impacts, revenue increased approximately 4 percent.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2023	2022
North America	$497.3	$389.8
Latin America	233.6	265.9
Europe, Middle East & Africa (EMEA)	383.0	398.2
Asia	230.4	296.9
Total Revenue	$1,344.3	$1,350.8

Three Months Ended March 31, 2023 vs. 2022

North America: Revenue increased approximately 28 percent year-over-year growth (up 30 percent organically). Canada doubled first quarter revenue compared to the prior year period driven by market share gains and high customer demand. Product mix in the overall North America region also benefited from higher sales of new products with 29 percent of revenue derived from branded products launched within the last five years, including a significant contribution from the launch of Altacor Evo (based on Rynaxypyr active) for use on tree nuts and other crops. Branded diamides grew more than 20 percent in the quarter.
Latin America: Revenue decreased approximately 12 percent versus the first quarter of 2022. While the region did see prices increase in the quarter, Latin America's volumes were impacted by drought conditions in southern Brazil and Argentina resulting in missed applications.
EMEA: Revenue decreased approximately 4 percent, (up 2 percent organically) compared to the prior year period as strong pricing actions mostly offset the headwinds from anticipated registration losses and exiting our Russian operations as well as lower volumes in select markets. FX continued to be a headwind in the region.
Asia: Revenue decreased approximately 22 percent (down 15 percent organically) year-over-year due to continued focus on channel inventory reduction in India which was anticipated as well as dry conditions in Australia and New Zealand causing a delay to start of the growing season.

Gross margin
Three Months Ended March 31, 2023 vs. 2022
Gross margin of $581.3 million increased $8.6 million, or approximately 2 percent versus the prior year period. The increase was due to lower cost of sales offset partially by lower revenues. Gross margin percent of approximately 43 percent increased compared to approximately 42 percent in the prior year period, driven primarily by higher prices.
Selling, general and administrative expenses
Three Months Ended March 31, 2023 vs. 2022
Selling, general and administrative expenses of $185.9 million decreased $2.6 million, or 1 percent, versus the prior year period. This change was not considered material and resulted from the cost discipline in this area as well as favorable exchange rates.
Research and development expenses
Three Months Ended March 31, 2023 vs. 2022
Research and development expenses of $78.4 million increased $6.6 million or 9 percent compared to the previous year. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline as well as inflation and labor cost increases.
Depreciation and amortization
Three Months Ended March 31, 2023 vs. 2022
Depreciation and amortization of $44.7 million increased $2.3 million or 5 percent as compared to the prior year period of $42.4 million. The increase was driven by additional assets placed into service during the three months ended March 31, 2023.
Interest expense, net
Three Months Ended March 31, 2023 vs. 2022
Interest expense, net of $51.4 million increased $21.5 million or 72 percent compared to the prior year period of $29.9 million. The increase was primarily driven by higher domestic interest rates increasing interest expense by $19.8 million and higher foreign interest rates and debt balances which increased interest expense by $2.3 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2023	2022
Restructuring charges	$0.9	$11.2
Other charges (income), net	11.6	(2.1)
Total restructuring and other charges (income)	$12.5	$9.1

Three Months Ended March 31, 2023 vs. 2022
Restructuring charges during 2023 of $0.9 million primarily relate to facility exit costs associated with various restructuring initiatives across the globe.
Restructuring charges in 2022 of $11.2 million consist of $8.4 million fixed asset and other charges resulting from the closure of certain manufacturing sites during the period. Restructuring charges also include $2.8 million from various restructuring programs.
Other charges (income), net in 2023 were $11.6 million. $6.9 million relates to a remeasurement charge resulting from the significant currency depreciation of the Pakistani Rupee. On January 25th, 2023, the Pakistani Rupee experienced its largest single day drop against the US dollar in over two decades following the removal of the USD-PKR exchange cap in place on the country's currency. This action, combined with the decision by Pakistan's central bank to raise interest rates to record highs during the quarter, resulted in the immediate and significant devaluation of the Pakistani Rupee. Additionally, other charges relating to environmental sites of $2.3 million were recognized during the period as well as $2.4 million of other miscellaneous charges.

Non-operating pension and postretirement charges (income)
Charges for the three months ended March 31, 2023 were $4.6 million compared to $4.3 million for the three months ended March 31, 2022. The increase in non-operating pension and postretirement charges (income) is attributable to the expected return on plan assets not offsetting interests costs as much as in the prior period due to an increase in rates.

Provision for income taxes
Three Months Ended March 31, 2023 vs. 2022
Provision for income taxes for the three months ended March 31, 2023 was $41.1 million resulting in an effective tax rate of 16.5 percent. Provision for income taxes for the three months ended March 31, 2022 was $42.3 million resulting in an effective tax rate of 15.7 percent. The increase in the effective tax rate from GAAP continuing operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by the factors shown in the table below.

	Three Months Ended March 31,
	2023			2022
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$248.5	$41.1	16.5%	$269.1	$42.3	15.7%
Corporate special charges (income)	17.1	2.0		13.4	0.9
Tax adjustments (1)		(3.3)		—	(3.6)
Non-GAAP - Continuing operations	$265.6	$39.8	15.0%	$282.5	$39.6	14.0%
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
Three Months Ended March 31, 2023 vs. 2022
Discontinued operations, net of income taxes represented a loss of $11.5 million for the three months ended March 31, 2023 compared to a loss of $15.2 million for the three months ended March 31, 2022. The loss during both the three months ended March 31, 2023 and 2022 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss)
Three Months Ended March 31, 2023 vs. 2022
Net income (loss) decreased to $195.9 million from income of $211.6 million in the prior year period. Results in the quarter were solid as a result of new products, increased market access and cost discipline. However, these actions were offset primarily from an increase in interest expense of approximately $21.5 million driven by higher domestic interest rates and higher domestic debt balances.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three months ended March 31, 2023 and 2022 are reconciled to Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended March 31, 2023 vs. 2022
Adjusted EBITDA of $361.7 million increased $6.9 million, or approximately 2 percent versus the prior year period. The increase was due to higher pricing impacting adjusted EBITDA by 27 percent. This more than offset foreign currency fluctuations which had an unfavorable impact of approximately 9 percent, volume decreases of 9 percent and cost increases, primarily attributable to raw materials, which had an unfavorable impact of approximately 8 percent on adjusted EBITDA.
For 2023, full-year Adjusted EBITDA is expected to be in the range of $1.50 billion to $1.56 billion, which represents approximately 9 percent growth at the midpoint versus 2022. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See Note 1 to our 2023 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at March 31, 2023 and December 31, 2022, were $494.4 million and $572.0 million, respectively. Of the cash and cash equivalents balance at March 31, 2023, $477.6 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 13 to the consolidated financial statements included within our 2022 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At March 31, 2023, we had total debt of $4,212.6 million as compared to $3,274.0 million at December 31, 2022. Total debt included $2,334.0 million and $2,733.2 million of long-term debt (excluding current portions of $490.9 million and $88.5 million) at March 31, 2023 and December 31, 2022, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $81.8 million at December 31, 2022 to $182.0 million at March 31, 2023 while outstanding commercial paper increased from $370.5 million at December 31, 2022 to $1,205.7 million at March 31, 2023. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 10 in the condensed consolidated financial statements included in this Form 10-Q for further details. As of March 31, 2023, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics, and expect full-year average leverage to be in line with this commitment in 2023.
Access to credit and future liquidity and funding needs
At March 31, 2023, our remaining borrowing capacity under our credit facility was $626.9 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At March 31, 2023, we had $1,205.7 million commercial paper borrowings under the commercial paper program. At March 31, 2023, the average effective interest rate on the borrowings was 5.76 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
Working Capital Initiatives
We offer to a select group of suppliers a voluntary supply chain finance program as part of our continued efforts to improve our working capital efficiency. We do not believe that changes in the availability of the supply chain finance program would have a significant impact on our liquidity. See Note 2 for more information on the key terms and balances of the program.
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay. See Note 6 for more information on receivables factoring.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(851.3) million and $(597.8) million for the three months ended March 31, 2023 and 2022, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2023	2022
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$304.5	$303.3
Restructuring and other charges (income) and depreciation and amortization	57.2	51.5
Operating income before depreciation and amortization	$361.7	$354.8
Change in trade receivables, net (1)	(288.8)	(317.5)
Change in guarantees of vendor financing	(27.1)	54.9
Change in advance payments from customers (2)	(665.9)	(590.7)
Change in accrued customer rebates (3)	271.4	245.4
Change in inventories (4)	(257.9)	(192.1)
Change in accounts payable (5)	(53.9)	(54.5)
Change in all other operating assets and liabilities (6)	(119.7)	(60.1)
Restructuring and other spending (7)	(2.1)	(6.1)
Environmental spending, continuing, net of recoveries (8)	(5.6)	(3.4)
Pension and other postretirement benefit contributions (9)	(0.6)	(1.7)
Net interest payments (10)	(39.6)	(14.9)
Tax payments, net of refunds (10)	(23.2)	(11.4)
Transaction and integration costs (11)	—	(0.5)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(851.3)	$(597.8)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2023 was driven by timing of collections as well as lower volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2023, we collected approximately $149 million of receivables in Brazil.
(2)Advance payments are primarily within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and transfer of control to the customer takes place.
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
(4)Changes in inventory are a result of inventory levels being adjusted to take into consideration the change in market conditions. Inventory build in 2023 is in line with the projected demand for the year.
(5)The change in cash flows related to accounts payable is primarily due to the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, for the three months ended March 31, 2022, the changes included the effects of the unfavorable contract amortization of approximately $27 million. The contract expired during the 4th quarter of 2022.
(7)See Note 9 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 12 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly overfunded, for the three months ended March 31, 2023 and 2022.
(10)Amounts shown in the chart represent net payments of our continuing operations.
(11)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business. The integration is complete and the 2022 payments are associated with settlement of final amounts payable to various vendors.

Cash provided (required) by operating activities of discontinued operations was $(12.6) million and $(11.0) million for the three months ended March 31, 2023 and 2022, respectively.
Cash (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. Period over period the cash flow impacts of these activities were consistent, as expected.
Cash provided (required) by investing activities of continuing operations was $(54.4) million and $(55.9) million for the three months ended March 31, 2023 and 2022, respectively.
Cash (required) by investing activities of continuing operations during the three months ended March 31, 2023, and March 31, 2022 were relatively consistent. Slightly lower capital expenditures were offset by slightly higher investments made by FMC Ventures during the three months ended March 31, 2023 compared to the same period in 2022.
Cash provided (required) by financing activities of continuing operations was $840.3 million and $515.5 million for the three months ended March 31, 2023 and 2022, respectively.
Cash provided by financing activities of continuing operations increased during the three months ended March 31, 2023, compared to the same period in the prior year as a result of higher commercial paper balances and an increase in short term foreign borrowings. This increase was partially offset by $25 million in repurchases of common stock under the publicly announced program. There were no share repurchases during the three months ended March 31, 2022.

Free Cash Flow (Non-GAAP)
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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2023	2022
Cash provided (required) by operating activities of continuing operations (GAAP)	$(851.3)	$(597.8)
Transaction and integration costs (1)	—	0.5
Adjusted cash from operations (2)	$(851.3)	$(597.3)

Capital expenditures (3)	(46.9)	(50.3)
Other investing activities (3)(4)	(4.4)	(4.6)
Capital additions and other investing activities	$(51.3)	$(54.9)

Cash provided (required) by operating activities of discontinued operations (5)	(12.6)	(11.0)
Transaction and integration costs (1)	—	(0.5)
Legacy and transformation (6)	$(12.6)	$(11.5)

Free cash flow (Non-GAAP)	$(915.2)	$(663.7)
___________________
(1)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business. The integration is now complete with no additional remaining cash spending expected.
(2)Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction-related cash flows, which are included within Legacy and transformation. There are no remaining cash flows expected related to previously incurred transaction costs.
(3)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4)Included in the amounts is cash spending associated with contract manufacturers of $0.6 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our Legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system which were completed in prior years.

2023 Cash Flow Outlook
Our cash needs for 2023 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and Legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2023, our remaining borrowing capacity under our credit facility was $626.9 million.
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
Cash from operating activities of continuing operations
We expect cash from operating activities to be in the range of approximately $800 million to $920 million. Transaction-related cash flows, if applicable, are included within Legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint are complete. Transaction-related cash flows included within Legacy and transformation were completed during 2022. See below for further discussion on Legacy and transformation. Cash from operating activities also includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
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
Projected 2023 spending, net of recoveries includes approximately $35 million to $45 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete.
Total projected 2023 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $70 million to $90 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $15 million to $25 million in 2023, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
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
Legacy and transformation
Projected 2023 Legacy and transformation spending is expected to be in the range of approximately $60 million to $90 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other Legacy liabilities.
Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. During the three months ended March 31, 2023, 193,815 shares were repurchased under the publicly announced repurchase program. At March 31, 2023, $875.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans.
We intend to repurchase, at a minimum, enough FMC shares to offset any dilution from share-based compensation.
Dividends
During the three months ended March 31, 2023 and March 31, 2022, we paid dividends of $72.7 million and $66.8 million, respectively. On April 20, 2023, we paid dividends totaling $72.7 million to our shareholders of record as of March 31, 2023. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments

Information related to our contractual commitments at December 31, 2022 can be found within Part II, Item 7 of our 2022 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2023.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2022 Form 10-K.

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
At March 31, 2023, our financial instrument position was a net liability of $46.8 million compared to a net liability of $4.6 million at December 31, 2022. The change in the net financial instrument position was primarily due to changes in foreign exchange and interest rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2023 and December 31, 2022, with all other variables (including interest rates) held constant. Note, as of March 31, 2023 and December 31, 2022, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2023 and December 31, 2022, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2023	$(53.5)	$14.9	$(121.9)

Net asset (liability) position at December 31, 2022	(17.0)	45.9	(79.7)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2023, we had outstanding interest rate swap contracts in place with an aggregate notional value of $200.0 million.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at March 31, 2023 and December 31, 2022, with all other variables held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at March 31, 2023	$6.7	$28.6	$(15.1)

Net asset (liability) position at December 31, 2022	12.4	33.4	(8.6)

Our debt portfolio, at March 31, 2023, is composed of 48 percent fixed-rate debt and 52 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2021 Term Loan Facility, Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2023, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.5 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $5.5 million for the three months ended March 31, 2023.
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

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2023, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity for the three-month period ended March 31, 2023 and 2022, and the related condensed consolidated statements of cash flows for the three-month period ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 2, 2023

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2022 Form 10-K, see Notes 12 and 19 to the condensed consolidated financial statements as well as Part II, Item 5 included within this Form 10-Q.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the fiscal year ended December 31, 2022 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2023	577	$127.26	—	$—	$900,000,105
February 2023	364,085	129.01	160,000	20,645,564	879,354,541
March 2023	36,776	128.38	33,815	4,354,412	875,000,129
Total Q1 2023	401,438	$128.22	193,815	$24,999,976	$875,000,129
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. During the three months ended March 31, 2023, 193,815 shares were repurchased under the publicly announced repurchase program. At March 31, 2023, $875 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

*10.1	FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1 to the Current Report on the Form 8-K filed on April 27, 2023).

*10.1a	Form of Employee Restricted Stock Unit Award under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1a to the Current Report on the Form 8-K filed on April 27, 2023).

*10.1b	Form of Employee Non-Qualified Stock Option Award under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1b to the Current Report on the Form 8-K filed on April 27, 2023).

*10.1c
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1c to the Current Report on the Form 8-K filed on April 27, 2023).

*10.1d
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1d to the Current Report on the Form 8-K filed on April 27, 2023).

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
Date: May 2, 2023