Form 10-Q
period 2023-09-30
FMC CORP
filed 2023-11-07
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of September 30, 2023, there were 124,758,887 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$981.9	$1,377.2	$3,340.7	$4,180.3
Costs and Expenses
Costs of sales and services	600.7	899.7	1,945.4	2,539.1
Gross margin	$381.2	$477.5	$1,395.3	$1,641.2
Selling, general and administrative expenses	171.3	179.4	562.8	562.7
Research and development expenses	80.9	78.5	247.0	229.8
Restructuring and other charges (income)	28.2	9.0	48.0	98.9
Total costs and expenses	$881.1	$1,166.6	$2,803.2	$3,430.5
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$100.8	$210.6	$537.5	$749.8
Non-operating pension and postretirement charges (income)	4.2	(1.7)	13.4	6.5
Interest expense, net	64.6	41.8	180.5	107.0
Income (loss) from continuing operations before income taxes	$32.0	$170.5	$343.6	$636.3
Provision (benefit) for income taxes	27.4	36.0	77.7	133.0
Income (loss) from continuing operations	$4.6	$134.5	$265.9	$503.3
Discontinued operations, net of income taxes	(8.3)	(16.2)	(41.3)	(42.2)
Net income (loss)	$(3.7)	$118.3	$224.6	$461.1
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	(2.7)	1.6	(1.5)
Net income (loss) attributable to FMC stockholders	$(3.5)	$121.0	$223.0	$462.6
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$4.8	$137.2	$264.3	$504.8
Discontinued operations, net of income taxes	(8.3)	(16.2)	(41.3)	(42.2)
Net income (loss) attributable to FMC stockholders	$(3.5)	$121.0	$223.0	$462.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.04	$1.09	$2.11	$3.99
Discontinued operations	(0.07)	(0.13)	(0.33)	(0.33)
Net income (loss) attributable to FMC stockholders	$(0.03)	$0.96	$1.78	$3.66
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.04	$1.08	$2.10	$3.98
Discontinued operations	(0.07)	(0.13)	(0.33)	(0.33)
Net income (loss) attributable to FMC stockholders	$(0.03)	$0.95	$1.77	$3.65

The accompanying Notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$(3.7)	$118.3	$224.6	$461.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(40.7)	$(92.5)	$(33.3)	$(213.4)
Reclassification of foreign currency translation (gains) losses	—	—	—	4.2
Total foreign currency translation adjustments (1)	$(40.7)	$(92.5)	$(33.3)	$(209.2)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(5.8) and $(17.6) for the three and nine months ended September 30, 2023 and $(6.8) and $(9.4) for the three and nine months ended September 30, 2022, respectively	$21.6	$8.1	$(55.2)	$(36.4)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax (expense) benefit of $9.5 and $18.3 for the three and nine months ended September 30, 2023 and $6.1 and $11.3 for the three and nine months ended September 30, 2022, respectively (2)	22.6	12.0	44.4	20.4
Total derivative instruments, net of tax expense (benefit) of $3.7 and $0.7 for the three and nine months ended September 30, 2023 and $(0.7) and $1.9 for the three and nine months ended September 30, 2022, respectively	$44.2	$20.1	$(10.8)	$(16.0)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero for the three and nine months ended September 30, 2023 and zero for the three and nine months ended September 30, 2022	$—	$(0.1)	$—	$(0.1)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax (expense) benefit of $0.7 and $2.2 for the three and nine months ended September 30, 2023 and zero and $1.8 for the three and nine months ended September 30, 2022, respectively (2)	2.5	—	8.2	6.8
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.7 and $2.2 for the three and nine months ended September 30, 2023 and zero and $1.8 for the three and nine months ended September 30, 2022, respectively	$2.5	$(0.1)	$8.2	$6.7

Other comprehensive income (loss), net of tax	$6.0	$(72.5)	$(35.9)	$(218.5)
Comprehensive income (loss)	$2.3	$45.8	$188.7	$242.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(0.8)	(3.4)	0.6	(3.5)
Comprehensive income (loss) attributable to FMC stockholders	$3.1	$49.2	$188.1	$246.1
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the condensed consolidated statements of income (loss) see Note 14.
The accompanying Notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$323.8	$572.0
Trade receivables, net of allowance of $36.7 in 2023 and $33.9 in 2022	2,564.5	2,871.4
Inventories	1,998.6	1,651.6
Prepaid and other current assets	435.4	343.6
Total current assets	$5,322.3	$5,438.6
Investments	19.3	14.5
Property, plant and equipment, net	872.5	849.6
Goodwill	1,584.7	1,589.3
Other intangibles, net	2,453.1	2,508.1
Other assets including long-term receivables, net	495.2	560.5
Deferred income taxes	209.3	210.7
Total assets	$10,956.4	$11,171.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,092.8	$540.8
Accounts payable, trade and other	662.5	1,252.2
Advance payments from customers	1.7	680.5
Accrued and other liabilities	673.1	601.8
Accrued customer rebates	809.5	465.3
Guarantees of vendor financing	95.6	142.0
Accrued pension and other postretirement benefits, current	3.5	2.3
Income taxes	107.8	114.7
Total current liabilities	$3,446.5	$3,799.6
Long-term debt, less current portion	3,022.9	2,733.2
Accrued pension and other postretirement benefits, long-term	29.6	31.6
Environmental liabilities, continuing and discontinued	416.0	439.1
Deferred income taxes	321.1	321.5
Other long-term liabilities	405.8	445.4
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2023 or 2022	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2023 and 2022; 185,983,792 shares issued in 2023 and 2022	18.6	18.6
Capital in excess of par value of common stock	929.5	909.2
Retained earnings	5,561.1	5,555.9
Accumulated other comprehensive income (loss)	(494.5)	(459.6)
Treasury stock, common, at cost - 2023: 61,224,905 shares, 2022: 60,872,988 shares	(2,723.8)	(2,646.2)
Total FMC stockholders’ equity	$3,290.9	$3,377.9
Noncontrolling interests	23.6	23.0
Total equity	$3,314.5	$3,400.9
Total liabilities and equity	$10,956.4	$11,171.3

The accompanying Notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$224.6	$461.1
Discontinued operations, net of income taxes	41.3	42.2
Income (loss) from continuing operations	$265.9	$503.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$138.4	$126.6
Restructuring and other charges (income)	48.0	98.9
Deferred income taxes	2.4	10.0
Pension and other postretirement benefits	15.5	9.4
Share-based compensation	19.8	18.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	312.4	(203.5)
Guarantees of vendor financing	(46.4)	(22.0)
Advance payments from customers	(678.2)	(627.1)
Accrued customer rebates	348.3	475.0
Inventories	(363.2)	(282.3)
Accounts payable, trade and other	(562.0)	(19.1)
Income taxes	(96.9)	(3.5)
Pension and other postretirement benefit contributions	(1.4)	(3.0)
Environmental spending, continuing, net of recoveries	(22.7)	(18.4)
Restructuring and other spending (1)	(17.2)	(25.7)
Transaction and integration costs	—	(0.5)
Change in other operating assets and liabilities, net (2)	19.1	(21.3)
Cash provided (required) by operating activities of continuing operations	$(618.2)	$15.7
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(34.4)	$(27.7)
Other discontinued spending	(26.6)	(24.1)
Cash provided (required) by operating activities of discontinued operations	$(61.0)	$(51.8)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 9 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the nine months ended September 30, 2023 and 2022 includes spending of $3.4 million and $6.7 million, respectively, related to the Furadan® asset retirement obligations. For additional detail on restructuring and other charges activities, see Note 9.
(2)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying Notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2023	2022
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(108.8)	$(108.4)
Acquisitions, including cost and equity method, net(3)	(16.0)	(191.5)
Proceeds from land disposition(4)	5.8	—
Other investing activities	(7.8)	5.7
Cash provided (required) by investing activities of continuing operations	$(126.8)	$(294.2)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$158.4	$401.4
Repayments of long-term debt	(800.0)	(1.1)
Proceeds from borrowings of long-term debt	1,498.6	—
Financing fees and interest rate swap settlements	(0.4)	(1.5)
Distributions to noncontrolling interests	(0.6)	—
Issuances of common stock, net	5.2	8.4
Dividends paid (5)	(217.9)	(200.6)
Repurchases of common stock under publicly announced program	(75.0)	—
Other repurchases of common stock	(6.2)	(8.9)
Cash provided (required) by financing activities of continuing operations	$562.1	$197.7
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(20.4)
Increase (decrease) in cash and cash equivalents	$(248.2)	$(153.0)

Cash and cash equivalents, beginning of period	$572.0	$516.8
Cash and cash equivalents, end of period	$323.8	$363.8
____________________
(3)The acquisitions, including cost and equity method, net amount in 2023 includes the $11.9 million payment related to the in-process research and development assets acquired during the third quarter. See Note 9 for additional detail. The 2022 activity includes the purchase price of Biophero of approximately $193 million which was primarily paid at closing on July 19, 2022. For additional detail on this transaction see Note 5 to our consolidated financial statements included within this Form 10-Q.
(4)During the nine months ended September 30, 2023, we received the final payment of $5.8 million related to a land transfer agreement with the Shanghai Municipal People's Government, which was executed in December 2022.
(5)See Note 14 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $135.0 million and $91.2 million, and income taxes paid, net of refunds were $143.2 million and $91.7 million for the nine months ended September 30, 2023 and 2022, respectively. Non-cash additions to property, plant and equipment and other assets were $20.2 million and $19.0 million for the nine months ended September 30, 2023 and 2022, respectively. Non-cash investing activities include a $19.3 million investment representing our beneficial interest in a trade receivables securitization program for the nine months ended September 30, 2022.

The accompanying Notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2022	$18.6	$909.2	$5,555.9	$(459.6)	$(2,646.2)	$23.0	$3,400.9
Net income (loss)	—	—	196.0	—	—	(0.1)	195.9
Stock compensation plans	—	7.2	—	—	2.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.9	—	—	2.9
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(31.3)	—	—	(31.3)
Foreign currency translation adjustments (1)	—	—	—	19.2	—	0.9	20.1
Dividends ($0.58 per share)	—	—	(72.7)	—	—	—	(72.7)
Repurchases of common stock	—	—	—	—	(30.8)	—	(30.8)
Balance at March 31, 2023	$18.6	$916.4	$5,679.2	$(468.8)	$(2,674.7)	$23.8	$3,494.5
Net income (loss)	—	—	30.5	—	—	1.9	32.4
Stock compensation plans	—	6.0	—	—	2.4	—	8.4
Shares for benefit plan trust	—	—	—	—	(0.7)	—	(0.7)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.8	—	—	2.8
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(23.7)	—	—	(23.7)
Foreign currency translation adjustments (1)	—	—	—	(11.4)	—	(1.3)	(12.7)
Dividends ($0.58 per share)	—	—	(72.5)	—	—	—	(72.5)
Repurchases of common stock	—	—	—	—	(51.1)	—	(51.1)
Balance at June 30, 2023	$18.6	$922.4	$5,637.2	$(501.1)	$(2,724.1)	$24.4	$3,377.4

Net income (loss)	—	—	(3.5)	—	—	(0.2)	(3.7)
Stock compensation plans	—	7.1	—	—	0.4	—	7.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	44.2	—	—	44.2
Foreign currency translation adjustments (1)	—	—	—	(40.1)	—	(0.6)	(40.7)
Dividends ($0.58 per share)	—	—	(72.6)	—	—	—	(72.6)
Balance at September 30, 2023	$18.6	$929.5	$5,561.1	$(494.5)	$(2,723.8)	$23.6	$3,314.5
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$18.6	$880.4	$5,092.9	$(325.5)	$(2,542.1)	$19.4	$3,143.7
Net income (loss)	—	—	207.4	—	—	4.2	211.6
Stock compensation plans	—	10.5	—	—	4.0	—	14.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.6	—	—	3.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(84.1)	—	—	(84.1)
Foreign currency translation adjustments (1)	—	—	—	(39.4)	—	—	(39.4)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(8.6)	—	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2022	$18.6	$890.9	$5,233.4	$(445.4)	$(2,546.6)	$23.1	$3,174.0

Net income (loss)	—	—	134.2	—	—	(3.0)	131.2
Stock compensation plans	—	6.6	—	—	0.3	—	6.9
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.2	—	—	3.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	48.0	—	—	48.0
Foreign currency translation adjustments (1)	—	—	—	(76.0)	—	(1.3)	(77.3)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Balance at June 30, 2022	$18.6	$897.5	$5,300.7	$(470.2)	$(2,546.3)	$18.8	$3,219.1

Net income (loss)	—	—	121.0	—	—	(2.7)	118.3
Stock compensation plans	—	5.8	—	—	0.1	—	5.9
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	(0.1)	—	—	(0.1)
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	20.1	—	—	20.1
Foreign currency translation adjustments (1)	—	—	—	(91.8)	—	(0.7)	(92.5)
Dividends ($0.53 per share)	—	—	(66.9)	—	—	—	(66.9)
Repurchases of common stock	—	—	—	—	(0.3)	—	(0.3)
Balance at September 30, 2022	$18.6	$903.3	$5,354.8	$(542.0)	$(2,546.5)	$15.4	$3,203.6
____________________
(1)See condensed consolidated statements of comprehensive income (loss).

The accompanying Notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1: Financial Information and Accounting Policies
In our opinion, the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, changes in equity for the three and nine months ended September 30, 2023 and 2022, and our financial positions as of September 30, 2023 and December 31, 2022. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and the related condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2023 and 2022 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022 (the "2022 Form 10-K").
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
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD continues to release additional guidance on the two-pillar framework, which could begin in 2024 for countries that choose to enact the legislation. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
FMC's outstanding obligations confirmed as valid under the SCF was $126.8 million and $307.5 million as of September 30, 2023 and December 31, 2022, respectively.
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table. The disaggregated revenue tables are shown below for the three and nine months ended September 30, 2023 and 2022.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
North America	$159.6	$241.2	$929.4	$995.6
Latin America	466.1	697.1	968.4	1,394.5
Europe, Middle East & Africa (EMEA)	149.0	150.7	739.6	829.7
Asia	207.2	288.2	703.3	960.5
Total Revenue	$981.9	$1,377.2	$3,340.7	$4,180.3
The following table provides information about disaggregated revenue by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Insecticides	$582.4	$872.3	$1,988.0	$2,536.1
Herbicides	268.0	323.6	936.3	1,108.3
Fungicides	55.5	75.3	228.8	247.3
Plant Health	42.6	53.2	138.3	169.3
Other	33.4	52.8	49.3	119.3
Total Revenue	$981.9	$1,377.2	$3,340.7	$4,180.3

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2022	Balance as of September 30, 2023	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,932.2	$2,588.0	$(344.2)
Contract liabilities: Advance Payments from customers	680.5	1.7	(678.8)
____________________
(1)Amount includes $2,564.5 million of trade receivables and $23.5 million of net long-term customer receivables as of September 30, 2023. See Note 6 for more information.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of September 30, 2023. Refer to Note 6 for further information.
The amount of revenue recognized in the nine months ended September 30, 2023 that was included in the opening contract liability balance is $678.8 million.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the condensed consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers were $1.7 million and $680.5 million as of September 30, 2023 and December 31, 2022, respectively.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2022	$1,589.3
Foreign currency adjustments	(4.6)
Balance, September 30, 2023	$1,584.7
We perform our goodwill and indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2023 annual goodwill and indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2023. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. Additionally, no indefinite-lived asset impairment existed and the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets.

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2023			December 31, 2022
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,123.7	$(393.8)	$729.9	$1,127.9	$(351.3)	$776.6
Patents	1.8	(1.5)	0.3	1.7	(1.4)	0.3
Brands (1)	48.6	(11.9)	36.7	16.1	(10.6)	5.5
Purchased and licensed technologies	127.2	(45.0)	82.2	128.4	(42.9)	85.5
Other intangibles	2.3	(1.8)	0.5	1.8	(1.7)	0.1
	$1,303.6	$(454.0)	$849.6	$1,275.9	$(407.9)	$868.0

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.0		$1,259.0	$1,259.0		$1,259.0
Brands (1)	333.7		333.7	370.1		370.1
In-process research & development	10.8		10.8	11.0		11.0
	$1,603.5		$1,603.5	$1,640.1		$1,640.1
Total intangible assets	$2,907.1	$(454.0)	$2,453.1	$2,916.0	$(407.9)	$2,508.1
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Amortization expense	$16.2	$15.0	$48.3	$45.7
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
____________________
(1) Expected life is 15 years and will be amortized based on the pattern of economic benefit

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2021	$37.4
Additions - charged to expense	0.7
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	(4.7)
Balance, December 31, 2022	$33.9
Additions - charged to expense	2.9
Transfer from (to) allowance for credit losses (see below)	(1.5)
Net recoveries, write-offs and other	1.4
Balance, September 30, 2023	$36.7
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $23.5 million as of September 30, 2023. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the condensed consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2021	$27.7
Additions - charged (credited) to expense	(1.2)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	8.1
Net recoveries, write-offs and other	10.4
Balance, December 31, 2022	$44.5
Additions - charged (credited) to expense	0.6
Transfer from (to) allowance for doubtful accounts (see above)	1.5
Foreign currency adjustments	0.2
Net recoveries, write-offs and other(1)	(17.0)
Balance, September 30, 2023	$29.8
____________________
(1) Relates to activity settled during the period that was provisioned for during prior periods.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Cash receipts from the sale of trade receivables under the securitization arrangement, received at the time of sale, are classified as cash flows from operating activities. There were $97.3 million in receivables sold under the securitization program during the nine months ended September 30, 2023. A $6.5 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense during the nine months ended September 30, 2023.
There were $50.5 million in receivables sold under the securitization program during the nine months ended September 30, 2022. As part of the initial funding, approximately $19 million of the 2022 sale was retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. A $5.2 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense during the nine months ended September 30, 2022.
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.
We account for these transactions as true sales and as a result they will no longer be recognized on the condensed consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our condensed consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded as an expense within the condensed consolidated statements of income (loss) and has been inconsequential during each reporting period. During the nine months ended September 30, 2023, there was $155.0 million in non-recourse factoring. There was no non-recourse factoring during the nine months ended September 30, 2022.
Note 7: Inventories

Inventories consisted of the following:

(in Millions)	September 30, 2023	December 31, 2022
Finished goods	$631.2	$577.5
Work in process	1,002.7	807.4
Raw materials, supplies and other	364.7	266.7
Net inventories	$1,998.6	$1,651.6

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 8: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2023	December 31, 2022
Property, plant and equipment	$1,511.3	$1,415.5
Accumulated depreciation	(638.8)	(565.9)
Property, plant and equipment, net	$872.5	$849.6

Note 9: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Restructuring charges	$2.9	$2.0	$2.9	$16.6
Other charges (income), net	25.3	7.0	45.1	82.3
Total restructuring and other charges (income)	$28.2	$9.0	$48.0	$98.9
Restructuring charges
For detail on restructuring activities which commenced prior to 2023, see Note 9 to our consolidated financial statements included within our 2022 Form 10-K.

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Other items (3)	2.5	0.4	—	2.9
Three Months Ended September 30, 2023	$2.5	$0.4	$—	$2.9

DuPont Crop restructuring (4)	$—	$0.1	$—	$0.1
Regional realignment (5)	0.4	0.7	—	1.1
Other items	0.1	0.7	—	0.8
Three Months Ended September 30, 2022	$0.5	$1.5	$—	$2.0

DuPont Crop restructuring	$—	$(8.1)	$2.8	$(5.3)
Other items (3)	6.8	1.4	—	8.2
Nine Months Ended September 30, 2023	$6.8	$(6.7)	$2.8	$2.9

DuPont Crop restructuring (4)	$—	$0.6	$—	$0.6
Regional realignment (5)	3.8	2.2	—	6.0
Other items	—	1.8	8.2	10.0
Nine Months Ended September 30, 2022	$3.8	$4.6	$8.2	$16.6
____________________
(1)Primarily represents costs associated with miscellaneous restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring. The nine months ended September 30, 2023 includes the recognition of a gain of $5.8 million for land disposition related to a transfer agreement with the Shanghai Municipal People's Government, which was executed in December 2022.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
(3)During the nine months ended September 30, 2023, we incurred severance charges associated with a targeted work force reduction initiative, primarily impacting our EMEA and APAC operations.
(4)Restructuring charges related to DuPont Crop restructuring during the three and nine months ended September 30, 2022 represent the remaining in-flight restructuring charges as we completed the established DuPont Crop Restructuring program associated with integration. These charges are primarily associated with accelerated depreciation on certain fixed assets, severance, and other costs as we exit certain facilities.
(5)Beginning in the second quarter of 2021, we began to consolidate our global operations into centralized regional headquarters within EMEA and APAC. The regional realignment restructuring charges during the three and nine months ended September 30, 2022 are primarily related to severance and other exit costs resulting from this consolidation.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, that will result in cash spending. These amounts exclude asset retirement obligations.

(in Millions)	Balance at 12/31/22 (6)	Change in reserves (4)	Cash payments	Other (5)	Balance at 9/30/23 (6)
DuPont Crop restructuring (1)	$5.0	$0.2	$(1.2)	$(0.1)	$3.9
Regional realignment (2)	3.0	0.1	(2.2)	—	0.9
Other workforce related and facility shutdowns (3)	2.6	8.8	(7.2)	0.3	4.5
Total	$10.6	$9.1	$(10.6)	$0.2	$9.3
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
(5)Primarily foreign currency translation adjustments.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.
Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Environmental charges, net	$4.5	$3.4	$14.3	$1.0
Exit from Russian operations	—	—	—	76.1
Currency devaluation charges	4.9	—	11.8	—
IPR&D asset acquisition charge	11.9	—	11.9	—
Other items, net	4.0	3.6	7.1	5.2
Other charges (income), net	$25.3	$7.0	$45.1	$82.3
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
Currency devaluation charges
During the three months ended September 30, 2023, we incurred $4.9 million in losses related to the devaluation of the Argentine peso driven by government actions during the period. The nine months ended September 30, 2023, also includes a $6.9 million remeasurement charge resulting from the significant currency depreciation of the Pakistani Rupee during the first quarter of 2023. On January 25, 2023, the Pakistani Rupee experienced its largest single day drop against the US dollar in over two decades following the removal of the USD-PKR exchange cap in place on the country's currency. This action, combined with the decision by Pakistan's central bank to raise interest rates to record highs during the quarter, resulted in the immediate and significant devaluation of the Pakistani Rupee.
IPR&D asset acquisition charge
During the third quarter of 2023, we finalized a development agreement which will bring to market a new herbicide active ingredient used to control weeds in rice. As part of the agreement, FMC acquired a data set that includes studies and technical research that will be used to support the development of formulations and product registrations. Acquired in-process research and development assets are expensed as incurred and included as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).
Note 10: Debt
Debt maturing within one year:

(in Millions)	September 30, 2023	December 31, 2022
Short-term foreign debt (1)	$132.4	$81.8
Commercial paper (2)	467.3	370.5
Total short-term debt	$599.7	$452.3
Current portion of long-term debt	493.1	88.5
Total short-term debt and current portion of long-term debt (3)	$1,092.8	$540.8
____________________
(1)At September 30, 2023, the average effective interest rate on the borrowings was 14.1 percent.
(2)At September 30, 2023, the average effective interest rate on the borrowings was 6.0 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Long-term debt:

(in Millions)	September 30, 2023
	Interest Rate Percentage	Maturity Date	September 30, 2023	December 31, 2022
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.9 and $0.6, respectively) (2)	3.20% - 6.40%	2024 - 2053	3,398.1	1,899.4
2021 Term Loan Facility	—%	—	—	800.0
Revolving Credit Facility (1)	8.00%	2027	—	—
Foreign debt	0% - 17.90%	2023 - 2024	93.1	88.5
Debt issuance cost			(25.1)	(16.1)
Total long-term debt			$3,516.0	$2,821.7
Less: debt maturing within one year			493.1	88.5
Total long-term debt, less current portion			$3,022.9	$2,733.2
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $243.1 million and available funds under this facility were $1,289.6 million at September 30, 2023.
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
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). On June 30, 2023, the Company entered into Amendment No. 1 to that certain Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, which increased the maximum leverage ratio to 4.0 for a period of time, which has now been amended further as described below. Our actual leverage for the four consecutive quarters ended September 30, 2023 was 3.80, which is below the maximum leverage of 4.00 at September 30, 2023. Our actual interest coverage for the four consecutive quarters ended September 30, 2023 was 4.96, which is above the minimum interest coverage of 3.50. We were in compliance with all covenants at September 30, 2023.
November 7, 2023 Amendment
On November 7, 2023, the Company amended its credit agreement to provide additional financial flexibility given current market challenges, which are expected to persist during the covenant relief period. As defined in the amendment, the maximum leverage ratio is increased to 6.50 through the period ending June 30, 2024. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended September 30, 2025. The amendment also lowers the minimum interest coverage ratio to 2.50 beginning with the quarter ended December 31, 2023 and then incrementally increases during the covenant relief period. The minimum interest coverage ratio will return to the current level of 3.50 beginning with the quarter ended September 30, 2025. Additionally, the Company shall not repurchase shares during the covenant relief period, with the exception of share repurchases under our equity compensation plans.

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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of zero and $(1.3) for the three and nine months ended September 30, 2023, respectively, and $(0.7) and $(2.4) for the three and nine months ended September 30, 2022, respectively	$(0.7)	$(1.6)	$(3.1)	$(5.1)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.5 and $4.8 for the three and nine months ended September 30, 2023, respectively, and $1.0 and $1.9 for the three and nine months ended September 30, 2022, respectively (1)	(1.7)	(2.8)	(15.8)	(5.5)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.6 and $6.0 for the three and nine months ended September 30, 2023, respectively, and $3.1 and $8.4 for the three and nine months ended September 30, 2022, respectively	(5.9)	(11.8)	(22.4)	(31.6)
Discontinued operations, net of income taxes	$(8.3)	$(16.2)	$(41.3)	$(42.2)
(1)The provision for the nine months ended September 30, 2023 includes a $11.7 million charge resulting from a settlement agreement related to one of our foreign environmental remediation sites. The charge recorded adjusts the reserve to the anticipated payment amount. The agreement removes any future remediation obligations for the site.
Note 12: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2022	$543.1	$(13.9)	$529.2
Provision (Benefit)	36.4	(0.6)	35.8
(Spending) Recoveries	(61.4)	1.0	(60.4)
Foreign currency translation adjustments	(1.0)	—	(1.0)
Net change	$(26.0)	$0.4	$(25.6)
Total environmental reserves at September 30, 2023	$517.1	$(13.5)	$503.6

Environmental reserves, current (1)	$88.3	$(0.7)	$87.6
Environmental reserves, long-term (2)	428.8	(12.8)	416.0
Total environmental reserves at September 30, 2023	$517.1	$(13.5)	$503.6
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $200 million at September 30, 2023. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the condensed consolidated balance sheets.

(in Millions)	December 31, 2022	Increase (Decrease) in recoveries	Cash received	September 30, 2023
Environmental recoveries	$6.4	$0.8	$(3.3)	$3.9
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Environmental provisions, net - recorded to liabilities (1)	$7.6	$7.3	$35.8	$10.4
Environmental provisions, net - recorded to assets (2)	(0.9)	(0.1)	(0.9)	(2.0)
Environmental provision, net	$6.7	$7.2	$34.9	$8.4

Continuing operations (3)	$4.5	$3.4	$14.3	$1.0
Discontinued operations (4)	2.2	3.8	20.6	7.4
Environmental provision, net	$6.7	$7.2	$34.9	$8.4
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
(4)Recorded as a component of "Discontinued operations, net of income taxes" on the condensed consolidated statements of income (loss). The nine months ended September 30, 2023 includes a $11.7 million charge resulting from a settlement agreement with the other party involved at one of our foreign environmental remediation sites. See Note 11.
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2023 there were 1.0 million and 0.6 million potential common shares excluded from Diluted EPS, respectively. For the three and nine months ended September 30, 2022 there were 0.5 million and 0.4 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$4.8	$137.2	$264.3	$504.8
Discontinued operations, net of income taxes	(8.3)	(16.2)	(41.3)	(42.2)
Net income (loss) attributable to FMC stockholders	$(3.5)	$121.0	$223.0	$462.6
Less: Distributed and undistributed earnings allocable to restricted award holders	—	(0.3)	0.3	(1.1)
Net income (loss) allocable to common stockholders	$(3.5)	$120.7	$223.3	$461.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.04	$1.09	$2.11	$3.99
Discontinued operations	(0.07)	(0.13)	(0.33)	(0.33)
Net income (loss) attributable to FMC stockholders	$(0.03)	$0.96	$1.78	$3.66
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.04	$1.08	$2.10	$3.98
Discontinued operations	(0.07)	(0.13)	(0.33)	(0.33)
Net income (loss) attributable to FMC stockholders	$(0.03)	$0.95	$1.77	$3.65
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	124,887	126,224	125,109	126,157
Weighted average additional shares assuming conversion of potential common shares	373	667	575	722
Shares – diluted basis	125,260	126,891	125,684	126,879

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Note 14: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
2023 Activity
Other comprehensive income (loss) before reclassifications	(32.3)	(55.2)	—	(87.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	44.4	8.2	52.6
Net current period other comprehensive income (loss)	$(32.3)	$(10.8)	$8.2	$(34.9)
Accumulated other comprehensive income (loss), net of tax at September 30, 2023	$(192.8)	$(62.5)	$(239.2)	$(494.5)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(240.8)	$(325.5)
2022 Activity
Other comprehensive income (loss) before reclassifications	(211.4)	(36.4)	(0.1)	(247.9)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	20.4	6.8	31.4
Net current period other comprehensive income (loss)	$(207.2)	$(16.0)	$6.7	$(216.5)
Accumulated other comprehensive income (loss), net of tax at September 30, 2022	$(269.7)	$(38.2)	$(234.1)	$(542.0)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Foreign currency translation adjustments:
Exit from Russia operations (2)	$—	$—	$—	$(4.2)	Restructuring and other charges (income)

Derivative instruments
Gain (loss) on foreign currency contracts	$(33.4)	$(17.6)	$(64.8)	$(32.7)	Costs of sales and services
Gain (loss) on foreign currency contracts	1.7	0.5	4.3	4.0	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.4)	(1.0)	(2.2)	(3.0)	Interest expense, net
Total before tax	$(32.1)	$(18.1)	$(62.7)	$(31.7)
	9.5	6.1	18.3	11.3	Provision for income taxes
Amount included in net income (loss)	$(22.6)	$(12.0)	$(44.4)	$(20.4)

Pension and other postretirement benefits (3)
Amortization of prior service costs	$—	$—	$—	$—	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(3.2)	0.1	(10.4)	(8.1)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	—	(0.1)	—	(0.5)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(3.2)	$—	$(10.4)	$(8.6)
	0.7	—	2.2	1.8	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.5)	$—	$(8.2)	$(6.8)
Total reclassifications for the period	$(25.1)	$(12.0)	$(52.6)	$(31.4)	Amount included in net income
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Dividends and Share Repurchases
During the nine months ended September 30, 2023 and September 30, 2022, we paid dividends of $217.9 million and $200.6 million, respectively. On October 19, 2023, we paid dividends totaling $72.5 million to our shareholders of record as of September 29, 2023. This amount is included in "Accrued and other liabilities" on the condensed consolidated balance sheet as of September 30, 2023.

During the nine months ended September 30, 2023, 651,052 shares were repurchased under the publicly announced repurchase program. At September 30, 2023, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax imposed by the Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired and was not material during the nine months ended September 30, 2023.
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
The ROU asset and lease liability balances as of September 30, 2023 and December 31, 2022 were as follows:

(in Millions)	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$122.5	$123.8
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$23.5	$22.0
Operating lease noncurrent liabilities	Other long-term liabilities	124.1	128.6
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Lease Cost Classification	2023	2022	2023	2022
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.6	$8.5	$24.4	$25.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	3.6	1.8	9.5	4.4
Total lease cost		$12.2	$10.3	$33.9	$29.7

September 30, 2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.6
Weighted-average discount rate	4.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.7)	$(8.1)	$(25.7)	$(25.2)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4.0	$5.4	$15.9	$15.5

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2023 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2023 (excluding the nine months ending September 30, 2023)	$7.7
2024	27.7
2025	24.0
2026	21.4
2027	20.2
Thereafter	73.6
Total undiscounted lease payments	$174.6
Less: Present value adjustment	(27.0)
Present value of lease liabilities	$147.6
Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$0.6	$0.4	$—	$—	$2.0	$2.7	$—	$—
Interest cost	12.6	7.5	0.1	—	37.7	22.0	0.4	0.2
Expected return on plan assets	(11.8)	(9.3)	—	—	(35.5)	(24.8)	—	—
Amortization of prior service cost (credit)	0.1	—	—	—	0.1	0.1	—	—
Recognized net actuarial and other (gain) loss	3.6	0.2	(0.3)	(0.2)	11.5	9.2	(0.7)	(0.6)
Recognized loss due to settlement (1)	—	0.1	—	—	—	0.5	—	—
Net periodic benefit cost (income)	$5.1	$(1.1)	$(0.2)	$(0.2)	$15.8	$9.7	$(0.3)	$(0.4)
____________________
(1)Settlement charge relates to the U.S. nonqualified defined benefit pension plan.
Note 17: Income Taxes
Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2023 were 85.6 percent and 22.6 percent, respectively. Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2022 were 21.1 percent and 20.9 percent, respectively. The increase in the effective income tax rate for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was driven by the global mix of reduced earnings with minimal tax benefit primarily due to valuation allowances in Latin America. Separately, impacting the effective tax rate for the nine months ended September 30, 2022 was our decision to cease operations and business in Russia during the second quarter of 2022. As a result, we recorded a pre-tax charge of $76.1 million during the nine months ended September 30, 2022 with minimal tax benefit. Refer to Note 9 for additional information on our exit from Russia.

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,937.6 million and $3,118.6 million and the carrying amount is $4,115.7 million and $3,274.0 million as of September 30, 2023 and December 31, 2022, respectively.
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

As of September 30, 2023, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $23.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2024. At September 30, 2023, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,069.4 million.
At September 30, 2023, we had no outstanding interest rate swap contracts.
In conjunction with the issuance of the Senior Notes on May 18, 2023, we settled on various interest rate swap agreements, which were entered into to hedge the variability in treasury rates. This settlement resulted in a gain of $29.7 million, which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes. Refer to Note 11 for further details on the Senior Notes. Additionally, in prior periods, we settled on various interest rate swap agreements related to several bond issuances and recorded a loss in other comprehensive income, which is also being amortized over the various terms of those notes. As of September 30, 2023, there was a remaining net after-tax loss of $28.9 million in AOCI related to these settlements.
As of September 30, 2023, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2023, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $24.0 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending September 30, 2024 if spot rates in the future are consistent with forward rates as of September 30, 2023. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,931.1 million at September 30, 2023.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2023
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$22.4	$3.2	$25.6	$(24.7)	$0.9
Total derivative assets (1)	$22.4	$3.2	$25.6	$(24.7)	$0.9

Foreign exchange contracts	$(49.3)	$(6.1)	$(55.4)	$24.7	$(30.7)
Total derivative liabilities (2)	$(49.3)	$(6.1)	$(55.4)	$24.7	$(30.7)

Net derivative assets (liabilities)	$(26.9)	$(2.9)	$(29.8)	$—	$(29.8)

	December 31, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Condensed Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$10.5	$6.4	$16.9	$(16.1)	$0.8
Interest rate contracts	12.4	—	12.4	—	12.4
Total derivative assets (1)	$22.9	$6.4	$29.3	$(16.1)	$13.2

Foreign exchange contracts	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)
Total derivative liabilities (2)	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)

Net derivative assets (liabilities)	$(2.2)	$(2.4)	$(4.6)	$—	$(4.6)
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended September 30,
(in Millions)	2023	2022	2023	2022	2023	2022
Unrealized hedging gains (losses) and other, net of tax	$21.6	$(3.2)	$—	$11.3	$21.6	$8.1
Reclassification of deferred hedging (gains) losses, net of tax (1)	22.2	11.2	0.4	0.8	22.6	12.0
Total derivative instrument impact on comprehensive income, net of tax	$43.8	$8.0	$0.4	$12.1	$44.2	$20.1

	Contracts
	Foreign Exchange		Interest rate		Total
	Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022	2023	2022
Unrealized hedging gains (losses) and other, net of tax	$(54.8)	$(58.7)	$(0.4)	$22.3	$(55.2)	$(36.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)	42.7	18.0	1.7	2.4	44.4	20.4
Total derivative instrument impact on comprehensive income, net of tax	$(12.1)	$(40.7)	$1.3	$24.7	$(10.8)	$(16.0)
______________
(1)See Note 14 for classification of amounts within the condensed consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Foreign exchange contracts	$(18.8)	$6.3	$(36.7)	$(28.8)
Total	$(18.8)	$6.3	$(36.7)	$(28.8)
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

(in Millions)	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.9	$—	$0.9	$—
Other (2) (3)	43.1	19.9	—	23.2
Total assets	$44.0	$19.9	$0.9	$23.2

Liabilities
Derivatives – Foreign exchange (1)	$30.7	$—	$30.7	$—
Other (2)	23.6	23.6	—	—
Total liabilities	$54.3	$23.6	$30.7	$—

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.8	$—	$0.8	$—
Derivatives - Interest Rate (1)	12.4	—	12.4	—
Other (2) (3)	41.8	22.5	—	19.3
Total assets	$55.0	$22.5	$13.2	$19.3

Liabilities
Derivatives – Foreign exchange (1)	$17.8	$—	$17.8	$—
Other (2)	23.5	23.5	—	—
Total liabilities	$41.3	$23.5	$17.8	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2023. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$95.6
Other debt guarantees (2)	43.1
Total	$138.7
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
Inflation
Current global inflationary pressures have affected our business, primarily due to higher than normal input costs, specifically raw materials, resulting in pressure on our operating margins. Costs impacted by inflation include labor and overhead costs, costs of certain raw materials, freight and logistics costs, tolling services, and equipment costs. We have partially mitigated inflation headwinds through pricing actions, cost saving initiatives, and alternate sourcing options. Costs, specifically input costs, became a tailwind during the third quarter of 2023 representing the peak of inflationary headwinds.
Third Quarter 2023 Highlights
The following items are the more significant developments or financial highlights in our business during the three months ended September 30, 2023:
•While grower consumption remains steady, third quarter results were significantly lower than prior year as a result of volume headwinds from a continuation of channel destocking behavior that began in the second quarter of 2023. Specifically, in Latin America, the decrease in revenue was driven by lower volumes primarily as a result of destocking in Brazil, which was particularly pronounced, and, to a lesser extent, drought conditions in Argentina. As a result of the destocking conditions, we have initiated a restructuring process for our operations in Brazil. In addition, we have launched a broader, more comprehensive process to review and adjust our total Company cost structure as volume pressure persists.
•Revenue of $981.9 million for the three months ended September 30, 2023 decreased $395.3 million, or approximately 29 percent, versus the prior year period. A more detailed review of revenue is discussed under the section titled "Results of Operations". On a regional basis, sales in North America decreased by approximately 34 percent, sales in Latin America decreased approximately 33 percent, and sales in Asia decreased approximately 28 percent, while sales in Europe, Middle East and Africa remained consistent period over period. Volume continued to be negatively impacted by channel destocking across all four regions. However, we experienced some benefits from new product sales, including branded diamides, during the period.
•Our gross margin of $381.2 million decreased versus the prior year quarter by $96.3 million as a result of a decrease in volumes across all regions as well as a decrease in prices in Latin America. Gross margin percent of approximately 39 percent increased compared to approximately 35 percent in the prior year period. Positive input cost and foreign currency improvement, partially offset by price declines in Latin America, during the quarter contributed to our improved gross margin percent.
•Selling, general and administrative expenses decreased from $179.4 million to $171.3 million, or approximately 5 percent versus the prior year period. The decrease in selling, general and administrative expenses is a result of the operating cost mitigation actions implemented during the second quarter and continued in the third quarter.
•Research and development expenses of $80.9 million increased $2.4 million or 3 percent compared to previous year.
•Net income (loss) attributable to FMC stockholders decreased from income of $121.0 million to a loss of $3.5 million which represents a decrease of $124.5 million, or approximately 103 percent, compared to previous year. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $55.4 million decreased compared to the prior year amount of $155.6 million. Results in the quarter were lower than the prior year period as the distribution channel remained focused on active inventory management, which resulted in a decline in volumes year over year. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

2023 Outlook Update
We expect 2023 revenue will be in the range of approximately $4.48 billion to $4.72 billion, down approximately 21 percent at the midpoint versus 2022. Market conditions are expected to persist, specifically in Latin America, resulting in lower volumes continuing into the fourth quarter of 2023. We expect adjusted EBITDA(1) of $0.97 billion to $1.03 billion, down approximately 29 percent at the midpoint versus 2022 results. While volumes will remain a headwind in 2023, we are expecting cost tailwinds and improved mix from new products and launches to continue during the remainder of 2023. Operating costs are expected to be consistent year over year as cost controls remain in place to partially offset lower volumes. 2023 adjusted earnings are expected to be in the range of $3.57 to $4.13 per diluted share(1), down approximately 48 percent at the midpoint versus 2022. For cash flow outlook, refer to the liquidity and capital resources section below.
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

RESULTS OF OPERATIONS
Overview
The following charts provide a reconciliation of Adjusted EBITDA, Adjusted Earnings, and Organic Revenue Growth, all of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA and Organic Revenue Growth are provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, depreciation and amortization, discontinued operations, and corporate special charges. Our Adjusted Earnings measure excludes corporate special charges, net of income taxes, discontinued operations attributable to FMC stockholders, net of income taxes, and certain Non-GAAP tax adjustments. These are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. Organic Revenue Growth excludes the impacts of foreign currency changes, which we believe is a meaningful metric to evaluate our revenue changes. These items are discussed in detail within the "Other Results of Operations" section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)		(unaudited)
Revenue	$981.9	$1,377.2	$3,340.7	$4,180.3
Costs and Expenses
Costs of sales and services	600.7	899.7	1,945.4	2,539.1
Gross margin	$381.2	$477.5	$1,395.3	$1,641.2
Selling, general and administrative expenses	171.3	179.4	562.8	562.7
Research and development expenses	80.9	78.5	247.0	229.8
Restructuring and other charges (income)	28.2	9.0	48.0	98.9
Total costs and expenses	$881.1	$1,166.6	$2,803.2	$3,430.5
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes(1)	$100.8	$210.6	$537.5	$749.8
Non-operating pension and postretirement charges (income)	4.2	(1.7)	13.4	6.5
Income from continuing operations before interest expense, net and income taxes	$96.6	$212.3	$524.1	$743.3
Interest expense, net	64.6	41.8	180.5	107.0
Income (loss) from continuing operations before income taxes	$32.0	$170.5	$343.6	$636.3
Provision (benefit) for income taxes	27.4	36.0	77.7	133.0
Income (loss) from continuing operations	$4.6	$134.5	$265.9	$503.3
Discontinued operations, net of income taxes	(8.3)	(16.2)	(41.3)	(42.2)
Net income (loss) (GAAP)	$(3.7)	$118.3	$224.6	$461.1
Adjustments to arrive at Adjusted EBITDA (Non-GAAP)(2):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$28.2	$9.0	$48.0	$98.9
Non-operating pension and postretirement charges (income)(4)	4.2	(1.7)	13.4	6.5
Discontinued operations, net of income taxes	8.3	16.2	41.3	42.2
Interest expense, net	64.6	41.8	180.5	107.0
Depreciation and amortization	45.6	41.4	138.4	126.6
Provision (benefit) for income taxes	27.4	36.0	77.7	133.0
Adjusted EBITDA (Non-GAAP)	$174.6	$261.0	$723.9	$975.3
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

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(3.5)	$121.0	$223.0	$462.6
Corporate special charges (income), pre-tax (1)	32.4	7.3	61.4	105.4
Income tax expense (benefit) on Corporate special charges (income) (2)	(4.2)	(1.0)	(8.5)	(2.8)
Corporate special charges (income), net of income taxes	$28.2	$6.3	$52.9	$102.6
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	0.4	—	(1.6)	—
Discontinued operations attributable to FMC Stockholders, net of income taxes	8.3	16.2	41.3	42.2
Non-GAAP tax adjustments (3)	22.0	12.1	25.5	32.0
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$55.4	$155.6	$341.1	$639.4
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
ORGANIC REVENUE GROWTH RECONCILIATION

	Three Months Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
Total Revenue Change (GAAP)	(29)%	(20)%
Less: Foreign Currency Impact	—%	(2)%
Organic Revenue Change (Non-GAAP)	(29)%	(18)%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended September 30, 2023 vs. 2022
Revenue of $981.9 million decreased $395.3 million, or approximately 29 percent, versus the prior year period. The decline was primarily driven by a 26 percent decrease from volumes, which were substantially down across all four regions due to continued channel destocking and, to a lesser extent, dry weather conditions in some areas. Unfavorable pricing actions, specifically in Latin America, accounted for an approximate 3 percent decrease.
Nine Months Ended September 30, 2023 vs. 2022
Revenue of $3,340.7 million decreased $839.6 million, or approximately 20 percent, versus the prior year period. The decline was primarily driven by a 21 percent decrease from volumes, which were substantially down across all four regions due to the continued reduction in inventory by growers and the distribution channel. Favorable pricing actions accounted for an approximate 3 percent increase, which was partially offset by unfavorable foreign currency impacts of approximately 2 percent.

Total Revenue by Region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
North America	$159.6	$241.2	$929.4	$995.6
Latin America	466.1	697.1	968.4	1,394.5
Europe, Middle East & Africa (EMEA)	149.0	150.7	739.6	829.7
Asia	207.2	288.2	703.3	960.5
Total Revenue	$981.9	$1,377.2	$3,340.7	$4,180.3
Three Months Ended September 30, 2023 vs. 2022
North America: Revenue decreased approximately 34 percent year-over-year growth primarily due to lower volumes as partners, retailers, and growers continued destocking activity. Dry weather in Canada was an additional volume headwind during the period.
Latin America: Revenue decreased approximately 33 percent versus the third quarter of 2022 (down 36 percent organically). The region experienced volume pressure due to the continued channel inventory reduction, specifically in Brazil. To a lesser extent, drought conditions in Argentina and adjusted pricing also contributed to the decline in revenue during the period.
EMEA: Revenue decreased approximately 1 percent (down 4 percent organically) compared to the prior year period primarily due to the volume pressure from channel destocking impacts, particularly in Germany. The decrease in volumes was partially offset by pricing gains in the region and strong diamides sales.
Asia: Revenue decreased approximately 28 percent (down 23 percent organically) year-over-year due to lower volumes as channel inventory reduction continues to be a focus in the region, particularly in India. Pricing improvement and new product sales were slight tailwinds during the period.
Nine Months Ended September 30, 2023 vs. 2022
North America: Revenue decreased approximately 7 percent year-over-year growth. Partners, retailers, and growers have reduced inventory levels during the second and third quarter of 2023 resulting in a significant decrease in volumes period over period. The decrease in volumes was partially offset by improved product mix in the region due to new branded products launched within the last five years.
Latin America: Revenue decreased approximately 31 percent versus the nine months ended September 30, 2022 driven primarily by the pressure on volumes due to channel destocking, specifically in Brazil, and, to a lesser extent, drought conditions in Argentina. The decrease in volumes was partially offset by positive FX movements during the period.

EMEA: Revenue decreased approximately 11 percent compared to the prior year period as a result of the decline in volumes due to a channel inventory management as well as adverse weather conditions in the region partially offset by positive pricing actions and strong diamides sales in the region.
Asia: Revenue decreased approximately 27 percent versus the prior year period as channel inventory reduction continued during the period resulting in a decline in volumes during the period. FX continued to be a headwind in the region. Pricing improvement and new product sales were slight tailwinds during the period.
Gross margin
Three Months Ended September 30, 2023 vs. 2022
Gross margin of $381.2 million decreased $96.3 million, or approximately 20 percent versus the prior year period. The decrease was primarily caused by the pressure on volumes across all regions due to market conditions as well as a decrease in prices in Latin America. Gross margin percent of approximately 39 percent increased compared to approximately 35 percent in the prior year period, driven primarily by positive input cost and foreign currency improvement during the quarter.
Nine Months Ended September 30, 2023 vs. 2022
Gross margin of $1,395.3 million decreased $245.9 million, or approximately 15 percent versus the prior year period resulting from the decrease in volumes caused by a significant reduction in inventory by the distribution channel. Gross margin percent of approximately 42 percent increased compared to approximately 39 percent in the prior year period, driven primarily by higher prices and positive input cost improvement.
Selling, general and administrative expenses
Three Months Ended September 30, 2023 vs. 2022
Selling, general and administrative expenses of $171.3 million decreased $8.1 million, or 5 percent, versus the prior year period. The decrease in selling, general and administrative expenses is a result of the operating cost mitigation actions implemented during the second quarter and continued in the third quarter.
Nine Months Ended September 30, 2023 vs. 2022
Selling, general and administrative expenses of $562.8 million remained consistent versus the prior year period.
Research and development expenses
Three Months Ended September 30, 2023 vs. 2022
Research and development expenses of $80.9 million increased $2.4 million or 3 percent compared to the previous year.
Nine Months Ended September 30, 2023 vs. 2022
Research and development expenses of $247.0 million increased $17.2 million or 7 percent compared to the previous year. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline, including our recently acquired pheromones business, as well as inflation and labor cost increases.
Depreciation and amortization
Three Months Ended September 30, 2023 vs. 2022
Depreciation and amortization of $45.6 million increased $4.2 million or 10 percent as compared to the prior year period of $41.4 million. The increase was driven by additional assets placed into service during 2023.
Nine Months Ended September 30, 2023 vs. 2022
Depreciation and amortization of $138.4 million increased $11.8 million or 9 percent as compared to the prior year period of $126.6 million. The increase was driven by additional assets placed into service during 2023 and accelerated depreciation associated with certain assets at one of our research facilities.

Interest expense, net
Three Months Ended September 30, 2023 vs. 2022
Interest expense, net of $64.6 million increased $22.8 million or 55 percent compared to the prior year period of $41.8 million. The increase was primarily driven by higher interest rates and, to a lesser extent, higher debt balances in our portfolio. Specifically, higher domestic short-term interest rates increased interest expense by approximately $13.9 million and higher domestic short-term balances increased interest expense by approximately $4.1 million. Higher foreign interest rates and debt balances also contributed to the increase by approximately $2.3 million.
Nine Months Ended September 30, 2023 vs. 2022
Interest expense, net of $180.5 million increased $73.5 million or 69 percent compared to the prior year period of $107.0 million. The increase was primarily driven by higher interest rates and, to a lesser extent, higher debt balances in our portfolio. Specifically, higher domestic interest rates increased interest expense by approximately $67.8 million and higher domestic short-term balances increased interest expense by approximately $2.2 million during the period. Higher foreign interest rates and debt balances also contributed to the increase by approximately $6.9 million.
Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2023	2022	2023	2022
Restructuring charges	$2.9	$2.0	$2.9	$16.6
Other charges (income), net	25.3	7.0	45.1	82.3
Total restructuring and other charges (income)	$28.2	$9.0	$48.0	$98.9
Three Months Ended September 30, 2023 vs. 2022
Restructuring charges during 2023 includes $2.5 million of employee separation and $0.4 million of other exit costs as part of various restructuring initiatives.
Restructuring charges in 2022 of $2.0 million relate to employee separation costs and other exit costs associated with various restructuring initiatives across the globe.
Other charges (income) of $25.3 million is comprised of $11.9 million in charges resulting from the third quarter acquisition of in-process research and development assets that do not meet the criteria for capitalization. Additionally, we incurred $4.9 million in losses related to the devaluation of the Argentine peso driven by government actions, $4.5 million of charges associated with our environmental sites, and $4.0 million of other miscellaneous charges.
Other charges (income), net in 2022 of $7.0 million is primarily the result of $3.4 million of environmental charges.
Nine Months Ended September 30, 2023 vs. 2022
Restructuring charges during 2023 consisted of $6.8 million of severance and employee separation costs as well as $1.9 million of asset impairment and other restructuring charges incurred as part of various restructuring initiatives. These charges were offset by a $5.8 million gain recognized on the disposition of land related to a previously closed manufacturing facility.
Restructuring charges in 2022 of $16.6 million consist of $9.5 million in fixed asset and other charges resulting from the closure of a manufacturing site during the period. Restructuring charges also include an additional $7.1 million in charges from various restructuring initiatives across the globe.

Other charges (income) of $45.1 million, is comprised of $11.9 million in charges resulting from the third quarter acquisition of in-process research and development assets that do not meet the criteria for capitalization. We recognized a $6.9 million remeasurement charge triggered during the period as a result of the significant currency depreciation of the Pakistani Rupee. On January 25, 2023, the Pakistani Rupee experienced its largest single day drop against the US dollar in over two decades following the removal of the USD-PKR exchange cap in place on the country's currency. Additionally, we incurred $4.9 million in losses related to the devaluation of the Argentine peso driven by government actions during the period, $14.3 million of charges associated with our environmental sites, and $7.1 million of other miscellaneous charges.
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
Non-operating pension and postretirement charges (income)
Charges for the three months ended September 30, 2023 were $4.2 million compared to income of $1.7 million for the three months ended September 30, 2022. Higher interest rates during the period resulted in an increase to interest costs for pension and other postretirement benefits.
Charges for the nine months ended September 30, 2023 were $13.4 million compared to $6.5 million for the nine months ended September 30, 2022. Higher interest rates during the period resulted in an increase to interest costs for pension and other postretirement benefits.
Provision for income taxes
Three Months Ended September 30, 2023 vs. 2022
Provision for income taxes for the three months ended September 30, 2023 was $27.4 million resulting in an effective tax rate of 85.6 percent. Provision for income taxes for the three months ended September 30, 2022 was $36.0 million resulting in an effective tax rate of 21.1 percent. The increase in the effective tax rate from GAAP continuing operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was driven by the global mix of reduced earnings with minimal tax benefit primarily due to valuation allowances in Latin America as well as factors shown in the table below.

	Three Months Ended September 30,
	2023			2022
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$32.0	$27.4	85.6%	$170.5	$36.0	21.1%
Corporate special charges (income)	32.4	4.2		7.3	1.0
Tax adjustments (1)	—	(22.0)		—	(12.1)
Non-GAAP - Continuing operations	$64.4	$9.6	15.0%	$177.8	$24.9	14.0%
_______________
(1)     Refer to note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Nine Months Ended September 30, 2023 vs. 2022
Provision for income taxes for the nine months ended September 30, 2023 was $77.7 million resulting in an effective tax rate of 22.6 percent. Provision for income taxes for the nine months ended September 30, 2022 was $133.0 million resulting in an effective tax rate of 20.9 percent. The increase in the effective tax rate from GAAP continuing operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven by the global mix of reduced earnings with minimal tax benefit primarily due to valuation allowances in Latin America as well as factors shown in the table below.

	Nine Months Ended September 30,
	2023			2022
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$343.6	$77.7	22.6%	$636.3	$133.0	20.9%
Corporate special charges (income) (1)	61.4	8.5		105.4	2.8
Tax adjustments (2)	—	(25.5)		—	(32.0)
Non-GAAP - Continuing operations	$405.0	$60.7	15.0%	$741.7	$103.8	14.0%
(1)    Primarily our decision to cease operations and business in Russia during the nine months ended September 30, 2022. As a result, we recorded a charge of approximately $76.1 million during the nine months ended September 30, 2022 with minimal tax benefit.
(2)    Refer to note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended September 30, 2023 vs. 2022
Discontinued operations, net of income taxes represented a loss of $8.3 million for the three months ended September 30, 2023 compared to a loss of $16.2 million for the three months ended September 30, 2022. The loss during both the three months ended September 30, 2023 and 2022 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.
Nine Months Ended September 30, 2023 vs. 2022
Discontinued operations, net of income taxes represented a loss of $41.3 million for the nine months ended September 30, 2023 compared to a loss of $42.2 million for the nine months ended September 30, 2022. The loss during both the nine months ended September 30, 2023 and 2022 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss)
Three Months Ended September 30, 2023 vs. 2022
The net loss recognized during the period was $3.7 million as compared to net income of $118.3 million in the prior year period. Results in the quarter were lower than the prior year period due to substantially lower volumes across all four regions due to continued channel destocking. Additionally, an increase in interest expense of $22.8 million, primarily driven by higher interest rates, and higher restructuring and other charges (income) during the period also contributed to the decrease.
Nine Months Ended September 30, 2023 vs. 2022
Net income decreased to $224.6 million from income of $461.1 million in the prior year period. Results in the current year period were lower than the prior year period as a result of lower volumes caused by channel inventory reductions in the second quarter and third quarter of 2023. An increase in interest expense of $73.5 million, primarily driven by higher interest rates, also contributed to the decrease in net income. The increase in interest expense was partially offset by a charge of approximately $76.1 million related to exiting our Russian operations, which did not repeat during the nine months ended September 30, 2023.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and nine months ended September 30, 2023 and 2022 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended September 30, 2023 vs. 2022
Adjusted EBITDA of $174.6 million decreased $86.4 million, or approximately 33 percent versus the prior year period. The decrease was due to lower volumes impacting adjusted EBITDA by 74 percent as well as unfavorable pricing of 15 percent. The decrease was partially offset by cost and foreign exchange movements, which both increased adjusted EBITDA by approximately 53 percent and 3 percent, respectively.
Nine Months Ended September 30, 2023 vs. 2022
Adjusted EBITDA of $723.9 million decreased $251.4 million, or approximately 26 percent versus the prior year period. The decrease was due to lower volumes impacting adjusted EBITDA by 47 percent as well as unfavorable foreign currency impacts of approximately 7 percent. The decrease was partially offset by price and cost movements, which both increased adjusted EBITDA by approximately 11 percent and 17 percent, respectively.
For 2023, full year Adjusted EBITDA is expected to be in the range of $0.97 billion to $1.03 billion, which represents approximately 29 percent decrease at the midpoint versus 2022. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See note 1 to our 2023 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at September 30, 2023 and December 31, 2022, were $323.8 million and $572.0 million, respectively. Of the cash and cash equivalents balance at September 30, 2023, $314.4 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 13 to the consolidated financial statements included within our 2022 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At September 30, 2023, we had total debt of $4,115.7 million as compared to $3,274.0 million at December 31, 2022. Total debt included $3,022.9 million and $2,733.2 million of long-term debt (excluding current portions of $493.1 million and $88.5 million) at September 30, 2023 and December 31, 2022, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $81.8 million at December 31, 2022 to $132.4 million at September 30, 2023 while outstanding commercial paper increased from $370.5 million at December 31, 2022 to $467.3 million at September 30, 2023. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 10 and Note 19 in the condensed consolidated financial statements included in this Form 10-Q for further details.
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
On June 30, 2023, the Company entered into Amendment No. 1 to that certain Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, which increased the maximum leverage ratio to 4.0 for a period of time, which has now been amended further as described below. As of September 30, 2023, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics.
November 7, 2023 Amendment
On November 7, 2023, the Company amended its credit agreement to provide additional financial flexibility given current market challenges, which are expected to persist during the covenant relief period. As defined in the amendment, the maximum leverage ratio is increased to 6.50 through the period ending June 30, 2024. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended September 30, 2025. The amendment also lowers the minimum interest coverage ratio to 2.50 beginning with the quarter ended December 31, 2023 and then incrementally increases during the covenant relief period. The minimum interest coverage ratio will return to the current level of 3.50 beginning with the quarter ended September 30, 2025. Additionally, the Company shall not repurchase shares during the covenant relief period, with the exception of share repurchases under our equity compensation plans.

Access to credit and future liquidity and funding needs
At September 30, 2023, our remaining borrowing capacity under our credit facility was $1,289.6 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At September 30, 2023, we had $467.3 million commercial paper borrowings under the commercial paper program. At September 30, 2023, the average effective interest rate on the borrowings was 6.0 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(618.2) million and $15.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30,
	2023	2022
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$537.5	$749.8
Restructuring and other charges (income) and depreciation and amortization	186.4	225.5
Operating income before depreciation and amortization	$723.9	$975.3
Change in trade receivables, net (1)	312.4	(203.5)
Change in guarantees of vendor financing	(46.4)	(22.0)
Change in advance payments from customers (2)	(678.2)	(627.1)
Change in accrued customer rebates (3)	348.3	475.0
Change in inventories (4)	(363.2)	(282.3)
Change in accounts payable (5)	(562.0)	(19.1)
Change in all other operating assets and liabilities (6)	(33.5)	(50.1)
Restructuring and other spending (7)	(17.2)	(25.7)
Environmental spending, continuing, net of recoveries (8)	(22.7)	(18.4)
Pension and other postretirement benefit contributions (9)	(1.4)	(3.0)
Net interest payments (10)	(135.0)	(91.2)
Tax payments, net of refunds (10)	(143.2)	(91.7)
Transaction and integration costs (11)	—	(0.5)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(618.2)	$15.7
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2023 was driven by timing of collections as well as lower volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2023, we collected approximately $775.4 million of receivables in Brazil.
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
(5)The change in cash flows related to accounts payable is primarily due to lower raw material inventory purchases due to the decline in demand and, to a lesser extent, the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, for the nine months ended September 30, 2022, the changes included the effects of the unfavorable contract amortization of approximately $82 million. The contract expired during the fourth quarter of 2022.
(7)See Note 9 in our condensed consolidated financial statements included in this Form 10-Q for further details.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 12 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the nine months ended September 30, 2023 and 2022.
(10)Amounts shown in the chart represent net payments of our continued operations.
(11)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business. The integration is complete and the 2022 payments are associated with settlement of final amounts payable.

Cash provided (required) by operating activities of discontinued operations was $(61.0) million and $(51.8) million for the nine months ended September 30, 2023 and 2022, respectively.
Cash (required) by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. During the third quarter of 2023, we paid a portion of the settlement amount related to one of our discontinued foreign environmental remediation sites. The remaining payment is expected in 2024.
Cash provided (required) by investing activities of continuing operations was $(126.8) million and $(294.2) million for the nine months ended September 30, 2023 and 2022, respectively.
Cash (required) by investing activities of continuing operations decreased during the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due the acquisition of Biophero during the nine months ended September 30, 2022. The purchase price of approximately $190 million was paid at closing on July 19, 2022. See Note 5 for further information. Capital expenditures and other investing activities remained generally consistent during the two periods reported.
Cash provided (required) by financing activities of continuing operations was $562.1 million and $197.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Cash provided by financing activities of continuing operations increased during the nine months ended September 30, 2023, compared to the same period in the prior year primarily due to higher commercial paper balances and an increase in short term foreign borrowings as well as the proceeds from the Senior Notes. This increase was partially offset by the repayment of the $800 million term loan, and $75 million in repurchases of common stock under the publicly announced program. There were no share repurchases during the nine months ended September 30, 2022.
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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Nine Months Ended September 30,
	2023	2022
Cash provided (required) by operating activities of continuing operations (GAAP)	$(618.2)	$15.7
Transaction and integration costs (1)	—	0.5
Adjusted cash from operations (2)	$(618.2)	$16.2
Capital expenditures (3)	(108.8)	(108.4)
Other investing activities (3)(4)	(7.8)	5.7
Capital additions and other investing activities	$(116.6)	$(102.7)
Cash provided (required) by operating activities of discontinued operations (5)	(61.0)	(51.8)
Proceeds from land disposition (6)	5.8	—
Transaction and integration costs (1)	—	(0.5)
Legacy and transformation (7)	$(55.2)	$(52.3)
Free cash flow (Non-GAAP)	$(790.0)	$(138.8)
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
(4)Included in the amounts is cash spending associated with contract manufacturers of $2.4 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively.
(5)Refer to the above discussion for further details.
(6)During the nine months ended September 30, 2023, we received the final payment of $5.8 million related to a land transfer agreement with the Shanghai Municipal People's Government, which was executed in December 2022.
(7)Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system which were completed in prior years.
2023 Cash Flow Outlook
Our cash needs for 2023 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2023, our remaining borrowing capacity under our credit facility was $1,289.6 million.
We expect 2023 free cash flow (Non-GAAP) to fall within a range of approximately negative $860 million to a negative $640 million. At the mid-point of the range, there is a significant decrease year over year driven by the decline in adjusted EBITDA as a result of market conditions and a decline in accounts payable as production is adjusted to balance inventory with demand as well as higher interest and taxes. Capital additions are expected to be up slightly to support new product introduction. Legacy and transformation spending is expected to be essentially flat versus the prior year after adjusting for the disposal of an inactive site in 2022.
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

Cash from operating activities of continuing operations
We expect cash from operating activities to be in the range of approximately negative $635 million to negative $435 million. Transaction-related cash flows, if applicable, are included within legacy and transformation, which is consistent with how we evaluate our business operations from a cash flow standpoint are complete. Transaction-related cash flows included within legacy and transformation were completed during 2022. See below for further discussion on Legacy and transformation. Cash from operating activities also includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
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
Restructuring and asset retirement obligations
We expect to make payments of approximately $20 million to $30 million in 2023, of which approximately $10 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
As a result of the destocking conditions, we have initiated a restructuring process for our operations in Brazil. In addition, we have launched a broader, more comprehensive process to review and adjust our total Company cost structure as volume pressure persists. We expect to incur restructuring costs as a result of these actions; however, the projected restructuring spending does not include any charges related to these activities as we have not committed to a program at this point.
Capital additions and other investing activities
Projected 2023 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $135 million to $145 million. The spending is mainly driven by investments for our new products. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2023 legacy and transformation spending is expected to be in the range of approximately $70 million to $80 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other legacy liabilities.

Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. During the nine months ended September 30, 2023, 651,052 shares were repurchased under the publicly announced repurchase program. At September 30, 2023, $825.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans. We do not plan any further share repurchases in 2023. Further, as disclosed in more detail under the November 7, 2023 Amendment caption in the Liquidity and Capital Resources section of this Form 10-Q, in connection with an amendment to the Company’s credit agreement, the Company agreed that it shall not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans.
Dividends
During the nine months ended September 30, 2023 and September 30, 2022, we paid dividends of $217.9 million and $200.6 million, respectively. On October 19, 2023, we paid dividends totaling $72.5 million to our shareholders of record as of September 29, 2023. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2022 can be found within Part II, Item 7 of our 2022 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2023.
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

At September 30, 2023, our financial instrument position was a net liability of $29.8 million compared to a net liability of $4.6 million at December 31, 2022. The change in the net financial instrument position was primarily due to changes in foreign exchange rates.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2023 and December 31, 2022, with all other variables (including interest rates) held constant. Note, as of September 30, 2023 and December 31, 2022, we had no open commodity contracts. As a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2023 and December 31, 2022, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2023	$(29.8)	$30.6	$(74.4)

Net asset (liability) position at December 31, 2022	(17.0)	45.9	(79.7)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2023, we had no outstanding interest rate swap contracts. As a result, there was no sensitivity analysis performed over interest rate risk for the period ended September 30, 2023.

(in Millions)	Net Asset / (Liability) Position on Condensed Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset (liability) position at September 30, 2023	$—	$—	$—

Net asset (liability) position at December 31, 2022	12.4	33.4	(8.6)
Our debt portfolio, at September 30, 2023, is composed of 86 percent fixed-rate debt and 14 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2023, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.5 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $4.5 million for the nine months ended September 30, 2023.

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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of September 30, 2023, the related condensed consolidated statements of income (loss), comprehensive income (loss), and changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2023

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 2023	373	$95.61	—	—	$825,000,141
August 2023	1,480	88.10	—	—	825,000,141
September 2023	2,151	75.34	—	—	825,000,141
Total Q3 2023	4,004	$81.95	—	—	$825,000,141
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. During the nine months ended September 30, 2023, 651,052 shares were repurchased under the publicly announced repurchase program. At September 30, 2023, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
On August 16, 2023, Mark Douglas, President and Chief Executive Officer (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the "Plan") intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Plan provides for the exercise of 9,969 options (granted on February 17, 2014 and set to expire on February 17, 2024) to purchase shares of the Company's stock and the subsequent sale of the shares received from the exercise of such options. The Plan will terminate on the earlier of (i) February 16, 2024, (ii) the execution of all trades contemplated by the Plan, or (iii) the valid exercise of termination rights under the Plan by either Mark Douglas or the broker of the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended September 30, 2023.
ITEM 6.    EXHIBITS

*10.1
Amendment No. 2, dated as of November 7, 2023, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on the Form 8-K filed on November 7, 2023)

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
Date: November 7, 2023