Form 10-K
period 2023-12-31
FMC CORP
filed 2024-02-27
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
__________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, the last day of the registrant’s second fiscal quarter was $12,949,980,232. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2023, there were 124,760,760 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2024 Annual Meeting of Stockholders	Part III

FMC Corporation
2023 Form 10-K

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
FMC Strategy
We are a tier-one leader and the fifth largest global innovator in the agrochemicals/crop protection market. Our strong competitive position is driven by our technology and innovation, as well as our geographic balance and crop diversity.
Our leading conventional and biological technologies that farmers rely on to protect their crops from disease and pests were produced at five active ingredient plants, 16 formulation and packaging sites and sold in approximately 110 countries. Helping farmers grow more food sustainably on less arable land requires a continual stream of new products and technologies. We are investing in one of the agricultural industry’s most productive crop protection pipeline, featuring over 20 new active areas in discovery and 18 new active ingredients in development. More than 25 of these molecules feature new modes of action. In addition, we are focused on strengthening our relationship to the grower as a trusted advisor in order to increase awareness of our products and educate growers on the value these products can provide.
In response to improved security of supply and increased carrying cost of inventory, distributors, retailers and growers rapidly reduced purchases across all four regions beginning in the latter half of the second quarter of 2023 and persisting through the remainder of the year. This inventory destocking has affected the industry broadly and we do not believe it is specific to our products as grower consumption remained steady during 2023. We have experienced a slower sell-through of our inventory due to inventory destocking, and, as a result, volumes were down significantly driving a decline in our revenues, results of operations and cash flows as compared to the prior year.
FMC revenues year over year declined approximately 23 percent during 2023, or 22 percent organically(1) excluding the impacts of foreign currency. While market conditions negatively impacted our results, sales of our newer and more differentiated products, including diamides, outperformed the overall portfolio demonstrating the resilience of these products. Approximately $590 million in 2023 sales came from products launched in the last five years, representing 14 percent of the total revenue. In 2023, we had new product launches in Brazil, including Premio®Star insecticide based on Rynaxypyr® active, and in the United States, including our new insecticide for tree nuts, Altacor® Evo. Products launched in 2023 accounted for approximately $146 million in sales. Our diamides, Rynaxypyr® and Cyazypyr® active ingredients, continued to be a significant part of our portfolio, representing approximately $1.8 billion in combined sales and approximately 39 percent of the total revenue in 2023.
_________________
(1)Organic revenue growth is a non-GAAP term which excludes the impact of foreign currency changes. Refer to the "Results of Operations" section of our Management's Discussion and Analysis in Item 7 for our organic revenue non-GAAP reconciliation.

Acquisitions and Divestitures
We continued to make investments through FMC Ventures, our venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry.

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

# REVENUE BY REGION - 2023
# REVENUE: $4,486.8 MILLION

22%
Asia
27%
North America
20%
Europe, Middle East & Africa
31%
Latin America

# REVENUE BY PRODUCT CATEGORY - 2023

29%
Herbicides
7%
Fungicides
59%
Insecticides
4%
Plant Health
1%
Other

The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2023	2022
Long-lived assets
North America	$1,063.4	$1,060.7
Latin America	714.8	759.0
Europe, Middle East, and Africa	1,718.2	1,684.1
Asia	1,964.1	2,018.2
Total	$5,460.5	$5,522.0

Products and Markets
Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority of our product lines consist of insecticides and herbicides, and we have a growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. In addition, we are also investing substantially in our Plant Health program which includes biologicals, crop nutrition, and seed treatment products. Biological technologies offer excellent sustainability profiles and serve as strong complements to our synthetic products. Our biologicals feature attributes that exceed the competition, such as high stability, long shelf life, low use rates and compatibility with other chemistries.
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
Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides, and fungicides, representing approximately 42 percent, 29 percent and 26 percent of global agricultural crop protection market value, respectively.
The agrochemicals industry is more consolidated following several mergers of the leading crop protection companies, which now include FMC, ChemChina (owner of Syngenta Group, which includes the former Syngenta and Adama), Bayer AG (acquired Monsanto in 2018), BASF AG and Corteva Agriscience. These five innovation companies currently represent approximately 73 percent of the crop protection industry’s global sales. The next group of agrochemical producers include UPL Ltd., Sumitomo Chemical Company Ltd., and Nufarm Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies, while also being supported by a low-cost manufacturing model.
Growth
We are among the leading agrochemical producers in the world. Several products from our portfolio are based on patent-protected active ingredients and position us to grow well above market patterns. Our complementary technologies combine improved formulation capabilities and a broader innovation pipeline, resulting in new and differentiated products. We continue to take advantage of enhanced market access positions and an expanded portfolio to deliver near-term growth.
We have a growth strategy driven by obtaining new and improved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries, biologicals, and related technologies in order to strengthen our product portfolio and our capabilities to effectively service our target markets and customers.

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
In FMC Precision Agriculture, we are broadening our award-winning Arc™ farm intelligence platform, a proprietary mobile solution that helps farmers better understand and manage pest pressure through predictive modeling based on real-time and historical data, entomological models, hyper-local weather information and in-field sensors. Arc™ farm intelligence, which is now available in over 25 countries across 20 million acres, allows growers to address pest pressure more efficiently, manage infestations before they escalate and target applications in a more sustainable manner.
Our venture capital arm, FMC Ventures, continued to build its portfolio in 2023 with new collaborations and strategic investments in start-ups and early stage companies working on new or disruptive technologies. These engagements, which support or augment our internal capabilities, span several important technology segments, including robotics, drone technology, Ag-FinTech, pathogen detection, soil health, peptides and pheromones. FMC Ventures continues to scout for and invest in game changing innovations that will shape the future of crop protection.
Diamide Growth Strategy
Our product portfolio features two key diamide-class molecules – Rynaxypyr® (chlorantraniliprole) and Cyazypyr® (cyantraniliprole) actives – with combined annual revenues of approximately $1.8 billion in 2023. These two molecules are industry-leading in terms of performance, combining highly effective low dose rates with fast-acting, systemic, long residual control. These attributes quickly established Rynaxypyr® active as the world’s leading insect control technology and we expect it to continue a strong growth trajectory notwithstanding the expiration of composition of matter patents covering Rynaxypyr® active in certain countries which started in late 2022. Our Cyazypyr® active, a second-generation diamide, is growing quickly as we obtain more product registrations. We expect Cyazypyr® active to continue to grow strongly notwithstanding the expiration of its active ingredient composition of matter patents starting in early 2024. This expectation is based not only on our broad patent estate and the timing of key patent milestones, but also on other critical elements that we believe will allow FMC to continue to profitably grow the diamide franchise well beyond the expiration of key patents. Some of the critical elements supporting our view of diamide growth include development of new formulations, registration and data protection, commercial strategies, brand recognition, as well as manufacturing and supply chain complexity and FMC efficiencies.
Patents and Trade Secrets. The FMC diamide insect control patent estate is made up of many different patent families which cover: Composition of matter – both active ingredients and certain intermediates; Manufacturing processes – both active ingredients and certain intermediates; Formulations; Uses; and Applications. For Rynaxypyr® and Cyazypyr® actives related patents, as of December 31, 2023, we had 42 families with granted patents filed in up to 76 countries, with a total of 755 active granted patents as well as numerous pending patent applications. See "Patents, Trademarks and Licenses" within this Item 1 for more details. FMC’s process patents cover the manufacturing processes for both active ingredients – chlorantraniliprole and cyantraniliprole – as well as key intermediates that are used to make the final products. Chlorantraniliprole is a complex molecule to produce, requiring 16 separate steps; FMC owns granted patents covering many of these 16 process steps and several of the intermediate chemicals, and we protect other aspects of the manufacturing processes by trade secret. Cyantraniliprole is similarly complex and covered by a comparable range of intellectual property. Many of these intermediate process patents run well past the expiration of the active ingredient composition of matter patents, and in some cases stretch until the end of this decade. Third parties that intend to manufacture and sell generic chlorantraniliprole or cyantraniliprole and rely on FMC’s extensive product safety data will be required to demonstrate that their product has an equivalent regulatory safety profile as FMC's Rynaxypyr® and Cyazypyr® actives. To meet regulatory requirements for such difficult-to-manufacture molecules, we believe that third parties will likely have to produce these active ingredients using the same processes that are patented by FMC and if so, would be infringing before patent expiration and subject to our challenge for infringement. FMC also owns formulation patents which cover the use of chlorantraniliprole or cyantraniliprole in specific formulations found in commercially important end-use products.

Regulatory Requirements. In addition to the patent estate, various pesticide laws and regulations around the world offer added protection to the initial active ingredient registrant in the form of data protection that can extend after the composition or process patents have expired. These rules can effectively provide a product innovator and initial active ingredient registrant such as FMC with a further period of exclusive use of the key reference data even after the applicable active ingredient composition of matter patents have expired. Further, in certain countries, even after the period of exclusive use has expired, a generic entrant seeking to rely on the initial registrant’s reference data may have to pay compensation to the initial registrant. For FMC’s diamide products, such rights apply in key markets including United States and the European Union.
We also have actively advocated with regulatory agencies who are reviewing the applications of generic producers to ensure that regulators are aware of relevant regulatory considerations, such as the legal production status of the producing company, applicable FMC patents, and evidence of potential impurities or other data that are inconsistent with the FMC-registered product safety profile. In some countries, we have initiated administrative proceedings regarding compliance with applicable regulations.
Growing the FMC Diamide Franchise. FMC is executing a strategy to supply end-use products containing Rynaxypyr® and Cyazypyr® actives to a broad range of companies prior to patent expiration, and in return establishing long-term purchase commitments from these companies. These arrangements may also include limited patent, data and/or trademark licenses. Such partner relationships allow us to grow our business by having others develop and sell diamide-based products to meet farmers' needs not within our current portfolio, offering those farmers a better alternative to competing insecticides with product safety or efficacy profiles which are less attractive than Rynaxypyr® or Cyazypyr® actives. These agreements can require the third-party to use the well-known and trusted Rynaxypyr® or Cyazypyr® brand names on the end-use products formulated with active ingredient supplied by FMC. As of December 31, 2023, we had global agreements with five major multinational companies and approximately 56 separate local-country agreements covering over 19 countries. We are continuing to explore opportunities with additional companies beyond those with whom we are already engaged. Furthermore, FMC is developing an extensive portfolio of new diamide-containing products to address grower needs around the world. The first of these Rynaxypyr® active containing products, under the trademarks Elevest®, Vantacor®, and Altacor® eVo, were launched in the US and other countries, including Canada and Australia, starting in late 2020 through 2023 and will be launched in additional countries in 2024 onward. In 2023, Premio® Star insect control formulation was launched in Brazil and launches in other Latin American countries starting in 2025. Cyazypyr® active containing brands, under the trademarks Verimark®, Benevia®, and Exirel® were launched in certain southern European countries starting in 2023. Our current diamide pipeline contains approximately 20 new products to be launched this decade and we continue to explore further innovations based on the diamide chemistry.
Complexity of manufacturing. Today FMC manufactures all the required intermediates in the multi-step processes, as well as the final Rynaxypyr® and Cyazypyr® actives, at our own active ingredient manufacturing plants or through key contract manufacturers who produce under long-term exclusive technology-license agreements. Given our manufacturing know-how, scale of our operations, and continual investment in manufacturing process improvement, we believe FMC’s manufacturing costs will be substantially lower than any other party seeking to produce these diamide products at scale and in compliance with all applicable laws.
Collectively, these four factors – deep patent estate, proprietary regulatory data and regulatory advocacy, strong commercial approach leveraging our brand recognition, and capabilities of managing large scale manufacturing complexity – provide the basis for our expectation that FMC will be the company of choice to supply chlorantraniliprole and cyantraniliprole products to third-party partners, and ultimately to farmers, well into the future.
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
As of December 31, 2023, the Company owned a total of approximately 200 active granted U.S. patents and 2,800 active granted foreign patents (includes Supplemental Patent Certificates); we also have approximately 2,300 patent applications pending globally.
In our current product portfolio, our diamide insect control products based on Rynaxypyr® (Chlorantraniliprole) and Cyazypyr® (Cyantraniliprole) active ingredients have a substantial patent estate which will remain in force well into the future. More details regarding our diamide granted patent estate are set forth in the tables below:

Numbers of active Granted Patents by type*: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2023
	United States	Foreign
Active Ingredients	2	169
Intermediates and Methods of Manufacturing	21	245
Formulations/Mixtures/Applications	7	311
Total	30	725
*Patent families were only placed under one type but may cover several types.

Remaining Life of Granted Patents: Chlorantraniliprole and Cyantraniliprole, as of December 31, 2023
	United States	Foreign
Through December 31, 2028	15	524
2029 - 2033	11	132
2034 - 2039	2	17
2040 - 2043	2	52
Total	30	725

We also own many trademarks that are well recognized by customers or product end-users. Unlike patents, ownership rights in trademarks can be continued indefinitely so long as the trademarks are properly used and renewal fees are paid.
We actively monitor and manage our patents and trademarks to maintain our rights in these assets and we strategically take aggressive action when we believe our intellectual property rights are being infringed. Since 2022, continuing through 2023 and into 2024, we initiated proceedings to enforce several of our patents and trademarks against generic producers and infringers, resulting in multiple favorable judgments and settlements in several countries, including in the United States, India, and China. Patent challenges in response to enforcement efforts is expected as an ordinary defense tactic in patent enforcement cases, and have been raised in several of our enforcement cases to date; we intend to defend vigorously any diamide patents that are challenged. While we believe that the invalidity or loss of any particular patent, trademark or license after appeal would be an unlikely possibility, our patent and trademark estate related to our diamide insect control products based on Rynaxypyr® and Cyazypyr® active ingredients in the aggregate are of material importance to our operations.
The composition of matter patent that covers chlorantraniliprole (also known as Rynaxypyr® active) expired in a number of countries in August 2022; this patent will continue to remain in force in other countries throughout the world, expiring on a country-by-country basis at various dates through 2027. The composition of matter patent that covers cyantraniliprole (also known as Cyazypyr® active) expired in a number of countries starting in January 2024; this patent will continue to remain in force in other countries throughout the world, expiring on a country-by-country basis at various dates through January 2029.
Since expiration of the composition of matter patent on chlorantraniliprole in late 2022, generic competitors have, in some countries, registered and launched generic versions of our Rynaxypyr®-based products. We continue to deploy a multi-pronged strategy to defend that business after active ingredient patent expiration, including enforcement of our patents in many countries which continue to cover chemical intermediates and manufacturing processes that are essential in the production of chlorantraniliprole. Patents involve complex factual and legal issues and thus each case is being litigated on the merits; we often seek preliminary injunctive relief to stop sales of products which we believe to be infringing – since equitable relief at the early stage of a litigation is subject to a higher standard of proof than decisions made after a trial on the merits, we may have difficulty prevailing in all cases at that preliminary stage, and in a number of cases in India and China, we have not obtained that requested relief, allowing products to be launched while the underlying cases on the merits continue. Even in situations in which we are not able to prevail on interim relief, we intend to continue litigating in such cases and seek permanent injunctive relief and recovery of damages after a full trial. Patent challenges in response to enforcement efforts are expected as an ordinary defense tactic in patent enforcement cases; we intend to defend vigorously any diamide patents that are challenged.
In early 2022, we received notice that certain third parties were seeking to invalidate our Chinese patents on a certain intermediate involved in producing chlorantraniliprole and a process to produce chlorantraniliprole. During the third quarter of 2022, the China Patent Review Board ("Review Board") issued rulings which held that the two challenged patents were not valid in China. We believe the Review Board’s decisions are seriously flawed both on procedural and substantive grounds and we have appealed the Review Board's decision to the Beijing IP Court. Under Chinese law, the patents remain valid but are not enforceable pending appeal. As of the date of this Form 10-K, we are awaiting a decision from the Beijing IP Court. Given the unique and specific Chinese patent law issues at issue in that situation, we do not believe that the Review Board’s decisions would materially adversely impact our enforcement of similar patents in other countries.
In several of our pending India patent enforcement cases, defendant infringers have sought to invalidate the asserted FMC patent(s), but as of the date of this Form 10-K no such infringer has prevailed in an invalidation claim.
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
Research and Development Expense
The R&D efforts in our business focus on discovering and developing environmentally sound solutions — both new active ingredients and new product formulations — that meet the needs of farmers to maximize yields and control pests. We are continuously investing into our FMC Stine Research Center in Newark, Delaware, to upgrade the site infrastructure and equipment.
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 11 "Environmental Obligations" in the notes to our consolidated financial statements included in this Form 10-K.

Human Capital
At FMC, employees are guided by our purpose: Innovation for agriculture; Solutions for the planet. We provide farmers innovative solutions that increase the productivity and resilience of their land. From our industry-leading discovery pipeline to novel biologicals and precision technologies, we are passionate about the power of science to solve agriculture's biggest challenges. Our employees’ belief in this purpose and commitment to our core values are key to the company’s success.
Employees
We employ approximately 6,600 people, which is split across our major geographical regions with 24 percent in North America, 12 percent in Latin America, 24 percent in Europe, Middle East & Africa, and 40 percent in Asia as of December 31, 2023.
Approximately 3 percent of our U.S.-based and 31 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded our recent contract negotiations without any material work stoppages. We cannot predict, however, the outcome of future contract negotiations. In 2024, 6 foreign collective-bargaining agreements will be expiring. These contracts affect approximately 21 percent of our foreign-based employees. There are no U.S. collective-bargaining agreements expiring in 2024.
Talent Development and Retention
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
Diversity, Equity and Inclusion
An important element of our company’s growth strategy is our commitment to Diversity Equity & Inclusion ("DEI"). As we continue to evolve as a company, one of our guiding principles is to ensure everyone can be themselves authentically, feel supported, have a sense of belonging, and be treated fairly in opportunities to succeed.
The impact of our global DEI program extends beyond the four walls of FMC, as evidenced in our strategic investments in external partnerships and community outreach. We support STEM education in minority and underrepresented communities and sponsor scholarships for college students in STEM-based career majors at Historically Black Colleges & Universities ("HBCUs") in the United States and scholarships for women in agriculture career tracks at colleges/universities in other countries (e.g., Australia, India, etc.). We also support internship and apprenticeship programs, as well as early career development initiatives at the high school and lower levels, to expose students early to career opportunities in the field of agriculture.
Strong employee engagement is pivotal to fostering an inclusive culture at FMC. This is enabled by our Regional Inclusion Councils which include workstreams that represent our Employee Resource Groups. These employee-led teams provide and host impactful learning and awareness initiatives that help provide stronger allyship & advocacy for employees through informal connections, engagement, and support across various dimensions of diversity. For the fourth year in a row, FMC earned top score in the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index, receiving a 100 percent score in the nation’s foremost benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.
FMC tracks gender and racial representation as part of its recruitment, performance, and development processes to ensure equitable processes and to build a more representative leadership pipeline. Management is expected to actively support diversity initiatives for their respective geographies and business, as applicable, in order to build a more inclusive environment.

Safety
Safety is a core value of FMC. We strive for an injury-free workplace, where every person returns home the same way they arrived. We encourage a culture of open reporting, to learn from our mistakes and work towards continuous improvement in behaviors and processes. As a result of our firm commitment to safety, our Total Recordable Incident Rate of 0.0547 continues to be among the lowest in the industry globally and in the top decile of peer companies in North America, placing our company among the safest organizations in the chemical industry. This level of performance underscores our collective commitment to work safely every day. We empower our people to always put safety first at work and at home.
Sustainability
We are committed to delivering products that improve agricultural productivity protecting the environment for future generations. To reflect this commitment, we established sustainability goals to challenge ourselves and ensure that we are helping to create a better world. We recognize that sustainability goes beyond reducing emissions, it also encompasses human rights, the importance of nature, including biodiversity and how we utilize scarce resources such as water. FMC is aligned with the UN Sustainable Development Goals #2 (Zero Hunger), #8 (Decent Work and Economic Growth), #13 (Climate Action) and #15 (Life on Land). FMC has established 2025 and 2035 sustainability goals. Our 2025 goals include: 100 percent research and development spend on sustainable products, a total recordable incident rate of less than 0.1, and a score of 100 on the Community Engagement Index. Our 2035 goals include: 100 percent implementation of sustainable water practices, 100 percent waste to beneficial reuse, and net-zero greenhouse gas (“GHG”) emissions across the value chain (Scopes 1, 2 and 3). FMC is committed to the Science Based Target initiative ("SBTi"), Net-Zero Standard, in line with keeping the global temperature at 1.5°C above pre-industrial time and is in alignment with the Paris Agreement. FMC received validation on its near-term and net-zero targets in March of 2023. We are committed to a 42% reduction in Scopes 1 and 2, and 25% reduction in Scope 3 by 2030, with a net-zero target across the value chain by 2035. FMC continues to make progress towards achieving our 2025 and 2035 environmental goals and our progress is reported annually in our sustainability report.
FMC developed and utilizes its Sustainability Assessment Tool to determine the sustainability of new active ingredients and formulated products in the research and development pipeline. This assessment, along with other product stewardship processes and tools, promotes the introduction and use of environmentally sustainable agricultural solutions.
At FMC, we embed stewardship at each stage of the product life cycle, and stewardship priorities are built into the core of research and development, portfolio and marketing strategies. We continue to strive for open and transparent communications about our product stewardship successes and challenges. FMC is continuing to phase out Highly Hazardous Pesticides (“HHPs”) from our product portfolio. In 2023, HHPs accounted for approximately 0.1 percent of our total sales. This reduction of HHPs in our portfolio can be attributed to our internal processes which include continuous evaluation, close monitoring and subsequent phase out along with strong stewardship actions.
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
•Climate conditions - Our markets are affected by climatic conditions, both chronic and acute, which could adversely impact crop yields, pricing and pest infestations. For example, drought may reduce the need for fungicides, which could result in fewer sales and greater unsold inventories in the market, whereas excessive rain could lead to increased plant disease or weed growth requiring growers to purchase and use more pesticides. Drought and/or increased temperatures may change insect pest pressures, requiring growers to use more, less, or different insecticides. Natural disasters can impact production at our facilities in various parts of the world. The nature of these events makes them difficult to predict.
•Geographic cyclicality - While our business is well balanced geographically, in any given calendar quarter a certain geography(ies) may predominate the demand for our products in light of seasonal variations typically associated with the crop protection market and the geographic regions in which we operate. Unexpected market conditions in any such predominating geography, such as adverse weather, pest pressures, or other risks described herein, may impact our business if occurring during a calendar quarter in which such geography is predominating.
•Changing regulatory environment and public perception - Changes in the regulatory environment, particularly in the U.S., Brazil, China, India, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. We are sensitive to regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Moreover, we are required to comply with protocols or applicable regulatory requirements of biological products. Protocols and regulations may change, or regulatory agencies may determine that a biological product is not approvable. There is a risk that future regulatory requirements may lead to delays in development of biologicals or limit growth from biologicals. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes the chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which requires manufacturers to verify through a special registration system that their chemicals can be marketed safely. Changes to the regulatory environment may be influenced by non-government public pressure as a result of negative perception regarding the use of our crop protection products. Products reviewed by regulators and labeled safe for use may still be challenged by others which could lead to negative public perception or regulatory action. Competing products labeled safe for use were subject to lawsuits or claims, and a similar situation for our products could result in negative impacts. In addition, climate change may result in changes to the governmental policy around greenhouse gases, including emission caps, trade regulations and other mechanisms to promote reduction of carbon emissions. Depending on their nature and scope, this could subject our manufacturing operations and suppliers to significant additional costs or limits on operations and affect the sources and supply of energy. In addition, corporate Environmental Social and Governance (“ESG”) commitments and shifting market pressures in response to climate regulation and consumer expectations may influence demand of crop protection products.
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
•Climate change and land use impacts - Climate change may impact markets in which we sell our products, where, for example, a prolonged drought may result in decreased demand for our products. The more gradual effects of persistent temperature change in geographies with significant agricultural lands may result in changes in lands suitable for agriculture or changes in the mix of crops suitable for cultivation and the pests that may be present in such geographies. These shifts in pests may become more rapid and persistent with rising temperatures and increasing GHG levels. For example, prolonged increase in average temperature may make northern lands suitable for growing crops not grown historically in such climates, leading growers to shift from crops such as wheat to soybean. It may also result in new or different weed, plant disease or insect pressures and such changes could impact the mix of crop protection products growers would purchase and, depending on the local market and our product offering, may be adverse for us. Growers may need to implement regenerative practices and shift to more climate-adaptive products as climate change impacts global crop yields and shifts harvestable regions and pest pressures.
•Fluctuations in commodity prices - Our operating results could be significantly affected by the cost of commodities such as chemical raw material commodities, energy commodities, and harvested crop commodities. We may not be able to raise prices or improve productivity sufficiently to offset future increases in chemical raw material or energy commodity pricing. Accordingly, increases in such commodity prices may negatively affect our financial results. We use hedging strategies, where available on reasonable terms, to address energy and material commodity price risks. However, we are unable to avoid the risk of medium- and long-term increases. Additionally, fluctuations in harvested crop commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.
•Supply arrangements - Certain raw materials are critical to our production processes and our purchasing strategy and supply chain design are complex. We are closely monitoring raw material and supply chain costs. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products and could lead to operational disruption and increase uncertainties around business performance. We source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China and India. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and contract manufacturers could impact our sales and operating results. In recent years, we have seen some logistics challenges, pointed supply chain shortages, and increased cost of goods due to disruptions in energy markets (such as that caused by the Russian war on Ukraine) and inflation.

Operational Risks:
•Global catastrophic events - A global catastrophic event (e.g., nuclear incident, pandemic, natural disaster) could endanger the lives and safety of our employees, limit market access, constrain supply and would require high levels of cross-functional coordination to maintain business continuity. If not properly managed, FMC could suffer substantial financial losses should the event negatively impact our operations or those of our customers. Global catastrophic events could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products. For example, the COVID-19 pandemic caused significant disruptions in the U.S. and global economies and resulted in persistent uncertainties throughout the duration of the pandemic.
•Business disruptions - We produce products through a combination of owned facilities and contract manufacturers. We own and operate large-scale active ingredient manufacturing facilities in the U.S. (Mobile), Puerto Rico (Manati), China (Jinshan), Denmark (Ronland), and India (Panoli). Our operating results are dependent in part on the continued operation of these production facilities. Interruptions at these facilities may materially reduce the productivity of a particular manufacturing facility, or the profitability of our business as a whole. Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and waste. These potential hazards include explosions, fires, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, cyberattacks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, severe weather and natural disasters, large scale power outages and public health epidemics and pandemics. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.
•Climate change and physical risk to operation sites - The acute and chronic effects of climate change such as rising sea levels, drought, flooding, hurricanes, excessive heat and general volatility in seasonal temperatures could adversely affect our operations globally. Extreme weather events attributable to climate change may result in, among other things, physical damage to our property and equipment, increased resource scarcity, including water, and interruptions to our supply chain. All of these items may have significant costs or capital expenditures.
•Litigation and environmental risks - Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate, which may have a material adverse impact on our results of operations. Products reviewed by regulators and labeled safe for use may still be challenged by others which could result in lawsuits or claims.
•Hazardous materials - We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.
•Environmental compliance - We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, disposal and remediation of hazardous waste and other materials. We may face liability arising out of the normal course of business or now discontinued operations, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities or chemicals that we manufacture, handle or own. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in our manufacturing operations and transportation of chemicals. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

Portfolio Management Risks:
•Portfolio management risks - We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies including expected cost savings and revenue growth. Failure to achieve these anticipated synergies could materially and adversely affect our financial results. In addition to strategic acquisitions we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy, which may result in divestiture of underperforming or non-strategic assets. In implementing this strategy, we may not be successful and the gains or losses on the divestiture of, or lost operating income from, such assets may affect the Company’s earnings and debt levels. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that negatively impact earnings and our financial position.
•Technological and new product discovery/development - Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Our investment in the discovery and development of new pesticidal active ingredients relies on discovery of new chemical molecules, biological strains or formulations. Such discovery processes depend on our scientists being able to find new molecules, strains and formulations, which are novel and outside of patents held by others, and such molecules/strains/formulations being efficacious against target pests. Our process also depends on our ability to develop those molecules, strains and formulations into new products without creating an undue risk to human health and the environment as well as meeting applicable regulatory criteria. The timeline from active ingredient discovery through full development and product launch averages 8-10 years depending on local regulatory requirements; the complexity and duration of developing new products create risks that product concepts may fail during development or, when launched, may not meet then-current market needs or competitive conditions.
•Innovation and intellectual property - Our innovation efforts are protected by patents, trade secrets and other intellectual property rights that cover many of our current products, manufacturing processes, and product uses, as well as many aspects of our research and development activities supporting our new product pipeline. Trademarks protect valuable brands associated with our products. Patents and trademarks are granted by individual jurisdictions and the duration of our patents depends on their respective jurisdictions and payment of annuities. Our future performance will depend on our ability to address expiration of active ingredient composition of matter patents. We address patent expirations through effective enforcement of our patents that continue to cover key chemical intermediates and process patents, as well as portfolio life cycle management, particularly for our high value diamide insecticides (see "Diamide Growth Strategy" and "Patents, Trademarks and Licenses" in Item 1 for more details). If our innovation efforts fail to result in process improvements to reduce costs, such conditions could impede our competitive position. Some of our competitors may secure patents on production methods or uses of products that may limit our ability to compete cost-effectively.
•Enforcement of intellectual property rights - The composition of matter patents on our Rynaxypyr® active ingredient are expiring in several key countries. We have a broad estate of additional patents regarding the production of Rynaxypyr® active ingredient, as well as trademark and data exclusivity protection in certain countries that extend well beyond the scope of the active ingredient composition of matter patents. (See "Diamide Growth Strategy" and "Patents, Trademarks and Licenses" in Item 1). We intend to strategically and vigorously enforce our patents and other forms of intellectual property and have done so already against several third parties. Other third parties may seek to enter markets with infringing products or may find alternative production methods that avoid infringement. We may not be successful in litigating to enforce our patents due to the risks inherent in any litigation. Patents involve complex factual and legal issues and, thus, the scope, validity or enforceability of any patent claims we have or may obtain cannot be clearly predicted. Patents may be challenged in the courts, as well as in various administrative proceedings before U.S. or foreign patent offices, and may be deemed unenforceable, invalidated or circumvented. We are currently and may in the future be a party to various lawsuits or administrative proceedings involving our patents. (See "Patents, Trademarks and Licenses" in Item 1). Such challenges can result in some or all of the claims of the asserted patent being invalidated or deemed unenforceable. As noted in Item 1 "Business," two such patents have been ruled invalid in China and are currently on appeal. In such circumstances, an adverse patent enforcement decision could lead to the entry of competing chlorantraniliprole products in relevant markets and may result in a material adverse impact our financial results.
•ERP governance - We operate on a single global instance of SAP. Unmanaged or poorly managed system and hardware changes across the enterprise may disrupt operations, introduce vulnerabilities, and result in increased maintenance.
•Potential tax implications of FMC Lithium separation - We received an opinion from outside counsel to the effect that the spin-off of FMC Lithium as a distribution to our stockholders, completed in March 2019, qualified as a non-taxable transaction for U.S. federal income tax purposes. The opinion is based on certain assumptions and representations as to factual matters from both FMC and FMC Lithium, as well as certain covenants by those parties. The opinion cannot be relied upon if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect. The opinion of counsel is not binding upon the IRS or the courts and there is no assurance that the IRS or a court will not take a contrary position. It is possible that the IRS or a state or local taxing authority could take the position that the aforementioned transaction results in the recognition of significant taxable gain by FMC, in which case FMC may be subject to material tax liabilities.

Financial Risks:
•Foreign exchange rate risks - We are an international company operating in many countries around the world, and thus face foreign exchange rate risks in the normal course of business. We are particularly sensitive to the movements of the Brazilian real, Chinese yuan, Indian rupee, Euro, Mexican peso and Argentine peso. While we engage in hedging and other strategies to mitigate these risks, unexpected severe changes in foreign exchange may create risks that could materially and adversely affect our expected performance.
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
•Uncertain recoverability of investments in long-lived assets - We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities. We may recognize future impairments of long-lived assets, which could adversely affect our results of operations.
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
•Economic and geopolitical change - Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete including: trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; inflation rates and inflationary pressures leading to higher input costs, recessions; and other external factors over which we have no control. Continued inflationary pressures may negatively impact our revenue, gross and operating margins, and net income. For additional details, refer to the "Inflation" section of our Management's Discussion and Analysis in Item 7. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries could result in fluctuations in demand, price volatility, loss of property, state sponsored cyberattacks, supply disruptions, or other disruptions. An open conflict or war across any region significant to our business could result in plant closures, employee displacement, and an inability to obtain key supplies and materials. In mid-April 2022, we announced the decision to discontinue our operations and business in Russia, as a result of their invasion of Ukraine, which resulted in a charge to our results of operations related to noncash asset write offs. Our values as a company did not allow us to operate and grow our business in Russia. The current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations in Ukraine; and related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, business partners or customers in other countries beyond Ukraine. In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Losses may be incurred as a result of various government actions in the country such as the devaluation of the Argentine peso, changes in tax policies, and changes in capital controls/policies. Realignment of change in regional economic arrangements could have an operational impact on our businesses. Our enforcement of intellectual property rights in jurisdictions outside of the United States may be impacted by geopolitical tensions between the United States and those other countries. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns in broad geographic areas, impacting our contract manufacturers and raw material suppliers.
•Information technology security and data privacy risks - As with all enterprise information systems, our information technology systems and systems operated by our vendors and third parties could be penetrated by outside parties’ intent on observing or gathering information, extracting information, corrupting information, deploying ransomware, or disrupting business processes. Remote and other work arrangements may leave the Company more vulnerable to a cyberattack. Our systems have in the past been, and likely will in the future be, subject to unauthorized access attempts. Implementing system updates or security patches in an untimely manner could leave our company exposed to security breaches. Unauthorized access to our networks or systems could disrupt our business operations and potentially result in failures or interruptions in our information systems, lockouts due to ransomware, or in the loss of assets and could have a material adverse effect on our business, financial condition or results of operations. We engage in response planning, simulations, trainings, tabletop exercises, and other efforts to mitigate risks associated with cybersecurity. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary, sensitive, or confidential information about the Company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and potentially result in a liability. We have not experienced a significant or material impact from these events to date and we may need to expend significant resources to maintain or continue to mature our protective and preventative measures to stay abreast of the ever-changing cybersecurity threat. We maintain a multifaceted cybersecurity program designed to identify, protect, detect, respond, and recover from a cybersecurity event. We ensure that the program is aligned with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Additionally, we continually engage in response planning, simulations, trainings, tabletop exercises, and other efforts to mitigate risk and prepare for a rapid response to any cybersecurity events. While we have taken measures to assess the requirements of, and to comply with the rapidly growing cybersecurity and data privacy regulations in multiple jurisdictions, these measures may be challenged by authorities that regulate cybersecurity and data-related compliance. We could incur significant expense in facilitating and responding to investigations and if the measures we have taken prove to be inadequate, we could face fines or penalties. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations.
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
•Restructuring – On December 15, 2023, the Board of Directors authorized management to proceed with a global restructuring plan which is referred to as “Project Focus.” Project Focus is designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity in light of the precipitous drop in demand across the crop protection industry in 2023. We cannot guarantee that the activities under the restructuring program will result in the desired efficiencies and estimated cost savings, if any. In addition, our failure to effectively manage organizational changes as part of the restructuring program may lead to increased attrition and harm our ability to attract and retain key talent. Failure to successfully execute and realize the expected synergies from the restructuring program could materially and adversely affect our expected performance.
•Channel inventory behavior – The Company relies in many countries and in varying degrees on distribution channels to access the market and reach farmers or other end use customers. An abrupt and widespread shift in purchasing behaviors (e.g., the current inventory destocking phenomenon) by channel partners and end use customers has and may continue to negatively and materially impact the Company’s volumes across important markets, which has adversely affected and may continue to adversely affect our results of operations. Such adverse effects could include but not be limited to materially reduced volumes purchased by customers, resulting in not only reduced sales, but also the Company bearing higher volumes of unsold product inventory, excess raw materials, and correspondingly increased carrying costs.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Processes
As noted in Item 1A. Risk Factors, FMC recognizes that the threat of cybersecurity breaches may create significant risks for the Company. Accordingly, we are committed to an ongoing and comprehensive program to protect all company data, as well as data in our supply chain, from these threats. Our cybersecurity program includes governance defined by IT policies and standards and a robust IT risk management program. FMC uses several tools and controls to manage IT risk including, but not limited to, controls for the management of privileged access, anti-malware tools, required trainings for employees including an annual training module, simulated email phishing attacks, and other email security tools to detect and prevent intrusions as well as monitor threats. FMC employees have access to formal IT policies that define and clarify expected behaviors with respect to IT resources in various areas. The Company has a Cyber Incident Response Plan, which establishes procedures to prepare for and respond to a variety of cyber incidents, and continuously engages in response planning, simulations, trainings, tabletop exercises, and other efforts to mitigate risk and prepare for a rapid response to any incidents should they occur. Additionally, our contracts with third-party providers require those organizations to notify FMC of any cyber incident that occurs when our information has been impacted. FMC frequently communicates with our third-party service providers to ensure timely notification of any matters that may impact our data security.
Periodically, the Company has its cybersecurity programs audited by independent third parties using the NIST Cybersecurity Framework, which provides guidance to organizations on how to identify, prevent, detect, respond, and recover from cybersecurity threats. The most-recent audit was performed in 2022 over the Company’s 2021 cybersecurity program. The audit results showed that FMC has a mature and robust cybersecurity program that is rated at or above peer industry benchmarks and also provided insight for areas of future improvement in risk mitigation and further program development.
Management Oversight in Cybersecurity Governance
FMC’s senior management Operating Committee, which includes the Chief Executive Officer and all Company vice presidents, is responsible for review and oversight of the Company’s cybersecurity programs and risk assessment as well as the strategic direction of the program to address evolving risks. Specifically, David Kotch, Vice President and Chief Information Officer, serves as management’s expert in cybersecurity management. He has held various positions within the Company's IT department, has an educational background in Information Systems, and contributes technical expertise to the Company’s Operating Committee. He serves as a member of the Chemical Information Technology Center’s CIO organization and the CIO Executive Summit. Mr. Kotch also belongs to various business associations, including industry and government associations, to ensure timely receipt of critical threat information as well as access resources useful in developing cost-effective security solutions to protect the Company's personnel and information. Additionally, Andrew Sandifer, Executive Vice President and Chief Financial Officer, has completed continuing professional education courses covering the role of management and the board of directors in cybersecurity governance. Members of the management team are encouraged to engage in education opportunities related to cybersecurity.
FMC has established a process to assess the nature, scope and timing of a cyber incident and communicate the facts of the incident to management and the board of directors and, if needed, investors. In the event of a cybersecurity incident, the incident response team, which is managed by IT personnel, is responsible for ensuring the Chief Executive Officer and Operating Committee are notified in a timely manner. For any cybersecurity incident, there will be a cross-functional review, including the IT, legal, and finance teams, to evaluate qualitative and quantitative factors related to the incident to determine if the impact of the event is material. Individuals from other departments may be involved in this review depending on the facts and circumstances of the incident. These individuals will be responsible for responding to the event and monitoring the impacts on the Company’s operations, financial position, and results of operations. This team will also evaluate cyber incidents in the aggregate if related events occur. During the response and recovery related to a cyber incident, this team will meet daily or weekly depending on the severity of the event and continuously evaluate the nature, scope, and timing of the event. Members of the senior management Operating Committee, including the Chief Information Officer, Chief Financial Officer, Chief Accounting Officer, and General Counsel will be briefed as to the facts and circumstances of a cyber incident and determine if the event is considered material to the business. If such determination is made, the matter will be escalated to Board of Directors. For material incidents, the Company will provide information regarding the nature and scope of the incident to investors in compliance with SEC regulations. Throughout this process and the recovery following an incident, the Company is focused on considering the ever-changing facts and circumstances of the event and remaining as transparent with the investment community as possible.
During 2023, FMC did not directly experience a cybersecurity breach in any FMC system. During 2023, we did receive notification of cybersecurity breaches affecting third-party vendors, but none were material in nature for FMC.

Board of Directors Oversight in Cybersecurity Governance
FMC’s Board of Directors oversees the Company’s cybersecurity program primarily through its Audit Committee, which is comprised of independent directors whose prior work experience provides them with insights as to potential cybersecurity risks and mitigation strategies. Company executives along with external and internal cybersecurity experts update the Audit Committee at least quarterly on risks related to cybersecurity and the steps taken to monitor and control risk exposure. Additionally, the results of periodic audits performed on the Company’s cybersecurity programs, described above, are communicated to the Audit Committee upon completion.
In addition to the routine updates provided to the Audit Committee, FMC has an established policy for communication of cybersecurity incidents with the Board of Directors and, if material, the investor community. Refer to the discussion above for further details of this policy.
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
ITEM 3.    LEGAL PROCEEDINGS
Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. The machinery and equipment businesses we owned or operated did not fabricate the asbestos-containing component parts at issue in the litigation. Further, the asbestos-containing parts for this machinery and equipment were accessible only at the time of infrequent repair and maintenance. A few jurisdictions have permitted claims to proceed against equipment manufacturers relating to insulation installed by other companies on such machinery and equipment. We believe that, overall, the claims against FMC are without merit.
As of December 31, 2023, there were approximately 10,976 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 122,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $207 million.
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
Please see Note 1 "Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 11 "Environmental Obligations" and Note 20 "Guarantees, Commitments and Contingencies" in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of FMC Corporation, the offices they currently hold, their previous business experience and their ages as of December 31, 2023, are as follows.

Name	Age	Office and year of election
Mark A. Douglas	61	President, Chief Executive Officer, and Director (20-present); President and Chief Operating Officer (18-19), President, FMC Agricultural Solutions (12-18); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Board Member, Quaker Houghton (13-present); Board Member CropLife International (17-present); Board Member Pennsylvania Academy of the Fine Arts (16-present)
Andrew D. Sandifer	54
Executive Vice President and Chief Financial Officer (18-present); Vice President and Treasurer (16-18); Vice President, Corporate Transformation (14-16); Vice President, Strategic Development (10–14); Board Member, Philabundance (14-22); Board Trustee, Germantown Academy (17-present); Board Member, Koppers Holdings Inc. (23-present)

Ronaldo Pereira	51
Executive Vice President and President, FMC Americas (21-Present); President, FMC Americas (19-21); Vice President, FMC LATAM (17-19); General Director, Brazil (16); Regional Head Brazil, Rotam (14-15); various Director positions, FMC Corporation (06-14)

Michael F. Reilly	60	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (19-present); Vice President, Associate General Counsel and Chief Compliance Officer (16-19); Associate General Counsel (13-16); Board Member, First State Montessori Academy, Inc. (18-present)
Diane Allemang	64
Executive Vice President, Chief Marketing Officer (21-present); Vice President, Chief Marketing Officer (18-21); Global Marketing Director (15-18); Executive Vice President, North America, Cheminova Inc (11-15); Vice President, Global Regulatory Affairs, Cheminova Inc (08-11)

Jacqueline Scanlan	51	Executive Vice President, Chief Human Resources Officer (23-present); Senior Vice President, CHRO, Axalta (21-23); Senior Vice President, CHRO, Haemonetics (17-21); Corporate Vice President, Novo Nordisk (14-16); Vice President, Campbell Soup Company (07-14)
Vsevolod Rostovtsev	49	Vice President, Chief Technology Officer (23-present); Director of Discovery Chemistry for Agricultural Solutions (17-23); Various research and technical leadership roles at DuPont (12-17)
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock of $0.10 par value is traded on the New York Stock Exchange (Symbol: FMC). There were 2,101 registered common stockholders as of December 31, 2023.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 30, 2024 via live webcast at https://www.virtualshareholdermeeting.com/FMC2024. Notice of the meeting, together with instructions on how to access proxy materials, will be mailed approximately five weeks prior to the meeting to stockholders of record as of March 4, 2024.

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
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2018, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2018	2019	2020	2021	2022	2023
FMC Corporation	$100.00	$137.13	$160.30	$155.95	$180.12	$94.35
S&P 500 Index	100.00	131.22	154.95	199.12	163.22	205.79
S&P 500 Chemicals Index	100.00	121.78	143.19	179.97	160.03	177.51
The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October	829	$63.04	—	$—	$825,000,142
November	882	53.43	—	—	825,000,142
December	726	55.88	—	—	825,000,142
Total	2,437	$57.45	—	$—
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program replaced in its entirety the previous authorization. In 2023, 651,052 shares were repurchased under the publicly announced repurchase program. At December 31, 2023, approximately $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.
As disclosed in more detail under the Outstanding debt caption in the Liquidity and Capital Resources section of this Form 10-K, in connection with an amendment to the Company's credit agreement, the Company agreed that it shall not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans.
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

In some cases, FMC has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. Additional factors include, among other things, the risk factors and other cautionary statements filed with the SEC included within this Form 10-K as well as other SEC filings and public communications. FMC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement. FMC undertakes no obligation, and specifically disclaims any duty, to update or revise any forward-looking statements to reflect events or circumstances arising after the date of such statements or to reflect the occurrence of anticipated events, except as otherwise required by law.

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

2023 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2023:
•As a result of increased inventory carrying costs and improved security of supply, distributors, retailers and growers rapidly reduced purchases across all four regions beginning in the latter half of the second quarter of 2023 and persisting through the remainder of the year. While grower consumption remained steady during 2023, volumes were down significantly driving a decline in results compared to the prior year. As a result of the destocking conditions and the related volume pressure, we initiated a global restructuring plan during the fourth quarter of 2023, which we refer to as "Project Focus" and discuss further under the section titled "Results of Operations."
•Revenue of $4,486.8 million in 2023 decreased $1,315.5 million or approximately 23 percent versus last year. A more detailed review of revenues is included under the section entitled "Results of Operations". On a regional basis, sales in Latin America decreased by 33 percent, sales in Asia decreased 21 percent, sales in North America decreased 16 percent, and sales in Europe, Middle East and Africa decreased by 14 percent. Volume was negatively impacted by channel destocking across all four regions. Despite the challenging environment, revenues from products launched in the last five years were down only 2 percent, while our branded diamides were only down by 7 percent, outperforming the rest of our portfolio.

•Our gross margin, excluding the $25.8 million charge related to the application of the PAIS tax in Argentina, of $1,856.8 million decreased $470.0 million or approximately 20 percent versus last year as a result of a decrease in volumes across all regions as well as a decrease in prices in Latin America. Positive input cost improvement partially offset by unfavorable foreign currency movements also contributed to the change in gross margin during the period. Gross margin as a percent of revenue, excluding the impact of the Argentine PAIS tax, of 41.4 percent slightly increased compared to gross margin of 40.1 percent in the prior year period. Refer to Note 8 to the consolidated financial statements included within this Form 10-K for further details of the Argentine PAIS tax.
•Selling, general and administrative expenses decreased from $775.2 million to $734.3 million, or approximately 5 percent. The decrease in selling, general and administrative expenses is a result of the operating cost mitigation actions implemented beginning in the second quarter as a result of the lower business performance.
•Research and development expenses of $328.8 million increased $14.6 million or 5 percent. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline, including our acquired pheromones business, as well as inflation and labor cost increases. However, inflationary conditions improved in the second half of the year indicating the peak of inflationary headwinds.
•Net income (loss) attributable to FMC stockholders of $1,321.5 million increased $585.0 million from $736.5 million in the prior year period. As discussed further under the section titled "Results of Operations", the change in the provision (benefit) for income taxes was the primary driver of the increase in net income (loss) attributable to FMC stockholders. During the fourth quarter, we recognized significant one-time tax benefits related to new tax incentives granted to the Company's Swiss subsidiaries. In addition, we released our FMC Brazil valuation allowance as a result of new tax laws enacted in the country, resulting in the recognition of additional tax benefit. The increase in the benefit for income taxes was partially offset by the unprecedented decline in volumes as the distribution channel focused on channel destocking which significantly impacted our results. Additionally, we incurred severance and employee separation costs associated with Project Focus in 2023 as well as $101.0 million in currency related charges primarily driven by the significant actions taken by the Argentine Government during the fourth quarter of 2023. Interest expense, net increased $85.4 million compared to the prior year due to higher interest rates during the period. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $474.5 million decreased $463.9 million or approximately 49 percent. See the disclosure of our adjusted earnings Non-GAAP financial measurement under the section titled "Results of Operations".

2024 Outlook
We expect 2024 revenue will be in the range of approximately $4.50 billion to $4.70 billion, up approximately 2.5 percent at the midpoint versus 2023. The increase is largely driven by growth of new products, primarily in the second half, and assumes the crop protection market is flat-to-down low-single digits as modest market growth during the second half is offset by market contraction in the first half. We expect adjusted EBITDA(1) of $900 million to $1.05 billion, essentially flat vs the midpoint versus 2023 results. Headwinds to adjusted EBITDA in the first half are expected from continued destocking, higher inventory costs and modest pricing pressure. Tailwinds in the second half are expected from sales growth of new products, a greater portion of savings from restructuring actions and some benefit from market recovery. 2024 adjusted earnings are expected to be in the range of $3.23 to $4.41 per diluted share(1), up approximately 1 percent at the midpoint versus 2023, due to lower interest expense and depreciation and amortization. The estimate for adjusted earnings excludes any impact from potential share repurchases in 2024. For cash flow outlook, refer to the liquidity and capital resources section below.
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

Results of Operations — 2023, 2022 and 2021
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

(in Millions)	Year Ended December 31,
	2023	2022	2021
Revenue	$4,486.8	$5,802.3	$5,045.2
Costs and Expenses
Costs of sales and services	2,655.8	3,475.5	2,883.9
Gross Margin	$1,831.0	$2,326.8	$2,161.3
Selling, general and administrative expenses	734.3	775.2	714.1
Research and development expenses	328.8	314.2	304.7
Restructuring and other charges (income)	212.3	93.1	108.0
Total costs and expenses	$3,931.2	$4,658.0	$4,010.7
Income from continuing operations before non-operating pension and postretirement charges (income), interest income, interest expense, and provision for income taxes (1)	$555.6	$1,144.3	$1,034.5
Non-operating pension and postretirement charges (income)	18.2	8.6	5.6
Interest expense, net	237.2	151.8	131.1
Income (loss) from continuing operations before income taxes	$300.2	$983.9	$897.8
Provision (benefit) for income taxes	(1,119.3)	145.2	92.5
Income (loss) from continuing operations	$1,419.5	$838.7	$805.3
Discontinued operations, net of income taxes	(98.5)	(97.2)	(68.2)
Net income (loss) (GAAP)	$1,321.0	$741.5	$737.1
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$238.1	$93.1	$108.0
Non-operating pension and postretirement charges (income) (4)	18.2	8.6	5.6
Transaction-related charges (5)	—	—	0.4
Discontinued operations, net of income taxes	98.5	97.2	68.2
Interest expense, net	237.2	151.8	131.1
Depreciation and amortization	184.3	169.4	170.9
Provision (benefit) for income taxes	(1,119.3)	145.2	92.5
Adjusted EBITDA (Non-GAAP) (2)	$978.0	$1,406.8	$1,313.8
____________________
(1)Referred to as operating profit.

(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.
(3)See Note 8 to the consolidated financial statements included within this Form 10-K for details of restructuring and other charges (income). Includes $25.8 million of charges related to the expansion of the scope and rates of the existing Impuesto PAIS tax ("PAIS") in Argentina, which was recorded to "Cost of Sales and services" on the consolidated statements of income (loss), as well as $212.3 million shown as Restructuring and other charges (income) on the consolidated statements of income (loss) for the twelve months ended December 31, 2023.
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

ADJUSTED EARNINGS RECONCILIATION

(in Millions)	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to FMC stockholders (GAAP)	$1,321.5	$736.5	$739.6
Corporate special charges (income), pre-tax (1)	256.3	101.7	114.0
Income tax expense (benefit) on Corporate special charges (income) (2)	(32.8)	1.5	(20.3)
Corporate special charges (income), net of income taxes	$223.5	$103.2	$93.7
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	(1.6)	6.8	—
Discontinued operations attributable to FMC Stockholders, net of income taxes	98.5	97.2	68.2
Non-GAAP tax adjustments (3)	(1,167.4)	(5.3)	(14.8)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$474.5	$938.4	$886.7
____________________
(1)Represents restructuring and other charges (income), non-operating pension and postretirement charges (income) and transaction-related charges. Includes $25.8 million of charges related to the PAIS tax which was recorded to "Cost of Sales and services" on the consolidated statements of income (loss) as well as $212.3 million shown as Restructuring and other charges (income) on the consolidated statements of income (loss) for the twelve months ended December 31, 2023.
(2)The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.
(3)We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and instead include a Non-GAAP tax provision based upon the annual Non-GAAP effective tax rate. The GAAP tax provision includes, and the Non-GAAP tax provision excludes, certain discrete tax items including, but not limited to: income tax expenses or benefits that are not related to current year ongoing business operations; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets; and changes in tax law. Management believes excluding these discrete tax items assists investors and securities analysts in understanding the tax provision and the effective tax rate related to ongoing operations thereby providing investors with useful supplemental information about FMC's operational performance. Refer to the explanation below on the provision for income taxes for further detail of the increase in non-GAAP tax adjustments for the twelve months ended December 31, 2023.

ORGANIC REVENUE GROWTH RECONCILIATION

Twelve Months Ended December 31, 2023 vs. 2022
Total Revenue Change (GAAP)	(23)%
Less: Foreign Currency Impact	(1)%
Organic Revenue Change (Non-GAAP)	(22)%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
2023 vs. 2022
Revenue of $4,486.8 million decreased $1,315.5 million, or approximately 23 percent versus the prior year period. The decrease was primarily driven by a 22 percent decrease from volumes, which were down across all four regions due to the channel destocking by growers and the distribution channel. The decrease in revenues was also due to an unfavorable foreign currency impact of approximately 1 percent.
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
See below for a discussion of revenue by region.

Total Revenue by Region
	Year Ended December 31,
(in Millions)	2023	2022	2021
North America	$1,204.8	$1,435.8	$1,117.2
Latin America	1,401.1	2,088.2	1,633.4
Europe, Middle East and Africa (EMEA)	899.2	1,039.7	1,040.0
Asia	981.7	1,238.6	1,254.6
Total Revenue	$4,486.8	$5,802.3	$5,045.2

2023 vs. 2022
North America: Revenue decreased approximately 16 percent in the year ended December 31, 2023. The significant decrease in volumes period over period was due to the channel destocking by growers and the distribution channel. The decrease in volumes was partially offset by improved product mix in the region due to new branded products launched within the last five years as well as positive pricing actions.
Latin America: Revenue decreased approximately 33 percent, or approximately 35 percent organically, for the year ended December 31, 2023 compared to the prior year period driven primarily by the pressure on volumes due to channel destocking as well as drought conditions in Brazil. Additionally, pricing actions were a headwind during the period. The decreases in volumes and pricing were partially offset by positive FX movements during the period. During the fourth quarter, we successfully launched Premio® Star insecticide in Brazil contributing to branded diamide sales in Latin America.
EMEA: Revenue decreased approximately 14 percent, or approximately 10 percent organically, versus the prior year period as a result of the decline in volumes due to a channel destocking as well as adverse weather conditions in the region partially offset by positive pricing actions and strong diamides sales in the region.
Asia: Revenue decreased approximately 21 percent, or approximately 16 percent organically, versus the prior year period caused by channel destocking during the period resulting in a decline in volumes during the period. FX continued to be a headwind in the region.
For 2024, full-year revenue is expected to be in the range of approximately $4.50 billion to $4.70 billion, which represents an increase of approximately 2.5 percent at the midpoint versus 2023.

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
Gross margin
2023 vs. 2022
Gross margin of $1,831.0 million decreased by $495.8 million, or approximately 21 percent versus the prior year period resulting from a 29 percent decrease in volumes caused by a significant channel destocking partially offset by a 10 percent increase due to positive input cost improvement. Unfavorable foreign currency impacts of 2 percent also contributed to the decline in gross margin during the period. Gross margin, excluding the $25.8 million charge related to the application of the PAIS tax in Argentina, of $1,856.8 million decreased $470.0 million or approximately 20 percent versus last year.
Gross margin percent of approximately 40.8 percent remained consistent with gross margin percent of 40.1 percent in the prior year period. Gross margin as a percent of revenue, excluding the impact of the Argentine PAIS tax, was 41.4 percent.
Refer to Note 8 to the consolidated financial statements included within this Form 10-K for further details of the Argentine PAIS tax.
2022 vs. 2021
Gross margin of $2,326.8 million increased by $165.5 million, or approximately 8 percent versus the prior year period. The increase was primarily due to top line revenue growth which was partially offset by higher costs due to rising input costs from inflationary pressures and foreign currency headwinds.
Gross margin percent of approximately 40 percent slightly decreased from approximately 43 percent in the prior year period, driven by significant cost headwinds, primarily due to input cost inflation, and foreign currency headwinds.
Selling, general and administrative expenses
2023 vs. 2022
Selling, general and administrative expenses of $734.3 million decreased by $40.9 million, or approximately 5 percent versus the prior year period. The decrease in selling, general and administrative expenses is a result of the operating cost mitigation actions we undertook beginning in the latter half second quarter in response to the volume pressures.
2022 vs. 2021
Selling, general and administrative expenses of $775.2 million increased by $61.1 million, or approximately 9 percent versus the prior year period. Spending increased globally to support our revenue growth. Additionally, spending was driven by inflation from labor costs and third party spend, as well as market access expansion.

Research and development expenses
2023 vs. 2022
Research and development expenses of $328.8 million increased by $14.6 million, or approximately 5 percent versus the prior year period. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline, including our recently acquired pheromones business, as well as inflation and labor cost increases. However, inflation conditions improved in the second half of the year indicating the peak of inflationary headwinds.
2022 vs. 2021
Research and development expenses of $314.2 million increased by $9.5 million, or approximately 3 percent versus the prior year period. The increase in research and development expenditures is related to continued investment in our new active ingredient pipeline as well as inflation and labor cost increases.
Other Results of Operations
Depreciation and amortization
2023 vs. 2022
Depreciation and amortization of $184.3 million increased $14.9 million, or approximately 9 percent, as compared to 2022 of $169.4 million. The increase was driven by additional assets placed into service during 2023 and accelerated depreciation associated with certain assets at one of our research facilities.
2022 vs. 2021
Depreciation and amortization of $169.4 million decreased $1.5 million, or approximately 1 percent, as compared to 2021 of $170.9 million.
Interest expense, net
2023 vs. 2022
Interest expense, net of $237.2 million increased by $85.4 million, or approximately 56 percent, compared to $151.8 million in 2022. The increase was primarily driven by higher interest rates and, to a lesser extent, higher debt balances in our portfolio. Specifically, higher domestic interest rates increased interest expense by approximately $63 million and higher domestic short-term balances increased interest expense by approximately $18 million during the period. Higher foreign interest rates and debt balances also contributed to the increase by approximately $7 million.
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
Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Restructuring charges	$48.4	$(26.1)	$41.1
Other charges (income), net	163.9	119.2	66.9
Total restructuring and other charges (income) (1)	$212.3	$93.1	$108.0
_______________
(1)    See Note 8 to the consolidated financial statements included in this Form 10-K for more information.

2023
Restructuring and other charges (income) includes $40.1 million of severance and employee separation costs and $5.4 million of provider costs associated with the Project Focus restructuring initiative. In connection with Project Focus, the Company expects to incur pre-tax restructuring charges in the range of approximately $180 to $215 million, inclusive of charges incurred during 2023. This estimate, which is subject to future changes, includes severance and related benefit costs in the range of $85 to $100 million, asset write-off charges of approximately $80 to $90 million, consulting and other professional service fees in the range of $5 to $15 million, and other charges of up to $10 million. We may incur additional asset write-off charges, inventory and other working capital charges, primarily associated with the liquidation of excess inventory in select markets, relocation charges, and contract termination charges in connection with Project Focus and will provide an estimate of charges when known.
Other restructuring costs of $8.7 million relate to employee separation and asset impairment costs incurred as part of various ongoing initiatives. These restructuring charges were offset by a $5.8 million gain recognized on the disposition of land related to a previously closed manufacturing facility.
Other charges (income) of $163.9 million is comprised of $75.2 million in currency related charges primarily driven by the significant actions taken by the Argentine Government during the 4th quarter of 2023. We incurred $63.4 million related to the adjustment of the official exchange rate in Argentina announced during December 2023. Additionally, similar devaluation actions in Argentina and Pakistan during previous quarters resulted in $11.8 million of currency related charges. Other charges (income) also includes $13.0 million in charges primarily resulting from the third quarter acquisition of in-process research and development assets that do not meet the criteria for capitalization. We also incurred $66.9 million in environmental charges associated with remediation and other miscellaneous charges of $8.8 million.
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
Non-operating pension and postretirement charges (income)
2023 vs. 2022
The charge for 2023 was $18.2 million compared to $8.6 million in 2022. Higher interest rates during the period resulted in an increase to interest costs for pension and other postretirement benefits.
2022 vs. 2021
The charge for 2022 was $8.6 million compared to $5.6 million in 2021. The increase is primarily due to rising interest rates during 2022 compared to 2021 partially offset by higher expected return on plan assets.

Provision for income taxes
Provision for income taxes for 2023 was a benefit of $1,119.3 million resulting in an effective tax rate of negative 372.9 percent. Provision for income taxes for 2022 was expense of $145.2 million resulting in an effective tax rate of 14.8 percent. Provision for income taxes for 2021 was expense of $92.5 million resulting in an effective tax rate of 10.3 percent. Note 12 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes.
We believe showing the reconciliation below of our GAAP to Non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Year Ended December 31,
	2023			2022			2021
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$300.2	$(1,119.3)	(372.9)%	$983.9	$145.2	14.8%	$897.8	$92.5	10.3%
Corporate special charges (income) (1)	256.3	32.8		101.7	(1.5)		114.0	20.3
Tax adjustments (2)		1,167.4			5.3			14.8
Non-GAAP - Continuing operations	$556.5	$80.9	14.5%	$1,085.6	$149.0	13.7%	$1,011.8	$127.6	12.6%
_______________
(1)Primarily our decision to cease operations and business in Russia in 2022. As a result, we recorded a pre-tax charge of $76.8 million with minimal tax benefit.
(2)Refer to note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-K for an explanation of tax adjustments.

The primary drivers for the fluctuations in the effective tax rate for each period are provided in the table above. During the three months ended December 31, 2023, the Company’s Swiss subsidiaries were granted ten-year tax incentives effective for 2023 and retroactively for 2021 and 2022. The tax incentives were awarded for the Company’s commitment to invest in additional headcount and transfer significant intellectual property, which is planned for 2024, as well as commitment to establish a new global technology and innovation center in Switzerland. Deferred tax benefits of $1,149 million and related valuation allowances of $318 million were recorded during the three months ended December 31, 2023 to reflect the net estimated future reductions in tax of $831 million associated with the incentives.
Historically, FMC’s Brazil valuation allowance position was based on long-standing local transfer pricing rules, as well as certain material favorable permanent statutory tax deductions available to FMC Brazil as part of local tax law. During the three months ended June 30, 2023, Brazil passed legislation to conform to Organization for Economic Cooperation and Development ("OECD") transfer pricing rules effective in 2024. Conformity to OECD transfer pricing rules favorably impacts the statutory income level of FMC Brazil. In 2023, the Company continued to monitor its valuation allowance throughout the third and fourth quarters considering this law change. Further, on December 29, 2023, the Brazilian Government enacted new tax law that significantly limits FMC Brazil’s ability to benefit in the future from the material favorable permanent statutory tax deductions previously available as part of local tax law. During the three months ended December 31, 2023, the Company released its FMC Brazil valuation allowance and recorded a tax benefit of approximately $223 million.
Excluding the items in the table above, changes in the non-GAAP effective tax rate were primarily due to the impact of geographic mix of earnings among our global subsidiaries. See Note 12 to the consolidated financial statements included within this Form 10-K for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
Discontinued operations, net of income taxes
Our discontinued operations primarily reflect adjustments to retained liabilities from previously discontinued operations and include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. See Note 10 to the consolidated financial statements included within this Form 10-K for additional details on our discontinued operations.

2023 vs. 2022
Discontinued operations, net of income taxes represented a loss of $98.5 million in 2023 compared to a loss of $97.2 million in 2022. The loss during both periods was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.
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
Net income (loss)
2023 vs. 2022
Net income increased to $1,321.0 million from $741.5 million. Results in the current year period were higher than the prior year period primarily as a result of a decrease to our provision for income taxes of $1,264.5 million resulting in an income tax benefit for the year. During the fourth quarter, we recognized significant one-time tax benefits related to new tax incentives granted to the Company's Swiss subsidiaries. In addition, we released our FMC Brazil valuation allowance as a result of new tax laws enacted in the country, resulting in the recognition of additional tax benefit. The increase in the benefit for income taxes was partially offset by the unprecedented decline in volumes as the distribution channel focused on channel destocking significantly decreasing our revenues and gross margin as discussed above. Additionally, an increase in interest expense of $85.4 million, primarily driven by higher interest rates, also offset the increase in net income as well as higher restructuring and other charges.
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
Adjusted EBITDA (Non-GAAP)
2023 vs. 2022
Adjusted EBITDA of $978.0 million decreased $428.8 million, or approximately 30 percent versus the prior year period. The decrease was due to lower volumes impacting adjusted EBITDA by 48 percent as well as unfavorable foreign currency impacts of approximately 2 percent. The decrease was partially offset by cost and price movements, which both increased adjusted EBITDA by approximately 18 percent and 2 percent, respectively.
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
Cash
Cash and cash equivalents at December 31, 2023 and 2022, were $302.4 million and $572.0 million, respectively. Of the cash and cash equivalents balance at December 31, 2023, $286.9 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 12 to the consolidated financial statements included within this Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At December 31, 2023, we had total debt of $3,957.6 million as compared to $3,274.0 million at December 31, 2022. Total debt included $3,023.6 million and $2,733.2 million of long-term debt (excluding current portions of $96.5 million and $88.5 million) at December 31, 2023 and 2022, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $81.8 million at December 31, 2022 to $98.0 million at December 31, 2023 while outstanding commercial paper increased from $370.5 million at December 31, 2022 to $739.5 million at December 31, 2023. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
On May 18, 2023, we issued $500.0 million aggregate principal amount of 5.150% Senior Notes due 2026, $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 and $500.0 million aggregate principal amount of 6.375% Senior Notes due 2053. The net proceeds from the offering were used to pay down both outstanding commercial paper and the 2021 Term Loan Facility as well as for general corporate purposes. Fees incurred to secure the Senior Notes have been deferred and will be amortized over the terms of the arrangement. In conjunction with the issuance of the Senior Notes, we settled on various interest rate swap agreements, which were entered into to hedge the variability in treasury rates. See Note 19 for details on the interest rate swap settlement, which will be amortized over the terms of the arrangement.
In June 2023, the Company entered into Amendment No. 1 to that certain Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022. In November 2023, the Company further amended its credit agreement to provide additional financial flexibility given current market challenges, which are expected to persist during the covenant relief period. As defined in the amendment, the maximum leverage ratio is increased to 6.50 through the period ending June 30, 2024. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended September 30, 2025. The amendment also lowers the minimum interest coverage ratio to 2.50 beginning with the quarter ended December 31, 2023 and then incrementally increases during the covenant relief period. The minimum interest coverage ratio will return to the current level of 3.50 beginning with the quarter ended September 30, 2025. Additionally, the Company shall not repurchase shares during the covenant relief period, with the exception of share repurchases under our equity compensation plans.
As of December 31, 2023, we were in compliance with all of our debt covenants. See Note 13 to the consolidated financial statements included within this Form 10-K for further details. We remain committed to solid investment grade credit metrics.
Our total debt maturities, excluding discounts, is $3,984.0 million at December 31, 2023, with $934.0 million payable in the next 12 months. As of December 31, 2023, we had contractual interest obligations of $2,017.1 million outstanding, with $144.9 million payable in the next 12 months. Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We do not have any long-term debt subject to variable interest rates at December 31, 2023.

Access to credit and future liquidity and funding needs
At December 31, 2023, our remaining borrowing capacity under our credit facility was $1,009.0 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At December 31, 2023, we had $739.5 million borrowings outstanding under the commercial paper program at an average borrowing rate of 6.11 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
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
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay. See Note 9 for more information on receivables factoring.
Commitments
We provide guarantees to financial institutions on behalf of certain customers, principally customers in Brazil for their seasonal borrowing. The total of these guarantees was $137.5 million at December 31, 2023. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
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
Taxes, Pension, Environmental, and Other Discontinued Liabilities
As of December 31, 2023, the liability for uncertain tax positions was $62.4 million. We also have a liability attributable to the transition tax on deemed repatriated foreign earnings incurred as a result of the Tax Cuts and Jobs Act (the "Act") of $62.6 million. Our consolidated balance sheets contain accrued pension and other postretirement benefits, our environmental liabilities, and our other discontinued liabilities for which we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid beyond 2024. See our discussion under 2024 Cash Flow Outlook in the Free Cash Flow section within this Form 10-K for information on these liabilities and the related expected payments in 2024.
Derivatives
At times we can be in a derivative liability position that can require future cash obligations. As of December 31, 2023, we had derivative contract obligations of $11.4 million, with the full amount payable in the next 12 months.
Leases
We have lease arrangements for equipment and facilities, including office spaces, IT equipment, transportation equipment, and machinery equipment. As of December 31, 2023, we had fixed lease payment obligations of $173.8 million, with $29.9 million payable within 12 months.

Purchase obligations
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. As of December our purchase obligations were $325.4 million, with $150.3 million payable in the first 12 months. The majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract and not a year by year take-or-pay, and as such, the obligations related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.
Statement of Cash Flows
Cash provided (required) by operating activities was $(300.3) million, $660.0 million and $898.6 million for 2023, 2022 and 2021, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Year ended December 31,
	2023	2022	2021
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension expense postretirement charges, interest expense, net and income taxes (GAAP)	$555.6	$1,144.3	$1,034.5
Restructuring and other charges (income), transaction-related charges and depreciation and amortization	396.6	262.5	279.3
Operating income before depreciation and amortization	$952.2	$1,406.8	$1,313.8
Change in trade receivables, net (1)	192.4	(443.9)	(241.1)
Change in guarantees of vendor financing	(72.4)	(64.2)	65.6
Change in advance payments from customers (2)	(199.1)	52.1	283.6
Change in accrued customer rebates (3)	16.0	69.6	108.7
Change in inventories (4)	(72.8)	(182.3)	(320.7)
Change in accounts payable (5)	(626.0)	165.3	144.4
Change in all other operating assets and liabilities (6)	(13.7)	(10.3)	(77.6)
Restructuring and other spending (7)	(30.3)	(35.2)	(34.7)
Environmental spending, continuing, net of recoveries (8)	(34.5)	(26.9)	(63.6)
Pension and other postretirement benefit contributions (9)	(2.4)	(4.5)	(5.3)
Net interest payments (10)	(229.6)	(144.0)	(125.8)
Tax payments, net of refunds (11)	(180.1)	(122.0)	(139.2)
Transaction and integration costs (12)	—	(0.5)	(9.5)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(300.3)	$660.0	$898.6
____________________
(1)The change in trade receivables in all periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2023 was driven by timing of collections as well as lower volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for all periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During 2023, we collected approximately $1.1 billion of receivables in Brazil.
(2)Advance payments are typically received in the fourth quarter of each year, primarily in our North America operations as revenue associated with advance payments is recognized, generally in the first half of each year following the seasonality of that business, as shipments are made and title, ownership and risk of loss pass to the customer. The change in 2023 was driven by lower advance payments received during 2023 compared to the same period in 2022 as well as a higher application of those advances against current period sales. The change in 2022 and 2021 was related to higher overall payments received primarily due to strong North America seasons in both years.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The change in 2023 compared to 2022 and 2021 are mostly associated with the mix in sales eligible for rebates and incentives which includes lower revenues for eligible products compared to the prior periods.

(4)The change in inventory during 2023 is the result of lower than expected sales volume during the period. The change in cash flows during 2022 reflect the inventory build required to meet forecasted business demand. The change in cash flows during 2021 include an inventory build to help manage supply chain volatility as well as higher input costs.
(5)The change in cash flows related to accounts payable in 2023 is primarily due to lower raw material inventory purchases due to the decline in demand and, to a lesser extent, the timing of payments made to suppliers and vendors. The changes in accounts payable in 2022 and 2021 are primarily due to timing of payments made to suppliers and vendors. In 2022, the change in cash flows related to accounts payable was also impacted by cost inflation.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, the 2022 and 2021 period includes the effects of the unfavorable contracts amortization of approximately $82 million and $103 million, respectively. The contract expired during the fourth quarter of 2022.
(7)See Note 8 to the consolidated financial statements included within this Form 10-K for further details.
(8)Included in our results for each of the years presented are environmental charges for environmental remediation of $66.9 million, $34.7 million and $27.1 million, respectively. The amounts in 2023 will be spent in future years. The amounts represent environmental remediation spending which were recorded against pre-existing reserves, net of recoveries. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. Amounts in 2021 include payments of $32.2 million related to the Pocatello Tribal Litigation. Refer to Note 11 to the consolidated financial statements included within this Form 10-K for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, in 2023, 2022 and 2021.
(10)Interest payments were higher during 2023 largely due to higher interest rates and, to a lesser extent, higher debt balances in our portfolio.
(11)Amounts shown in the chart represent net tax payments of our continuing operations across various jurisdictions.
(12)Represents payments for legal and professional fees associated with integrating the DuPont Crop Protection Business. The integration is complete and the 2022 payments are associated with settlement of final amounts payable.

Cash provided (required) by operating activities of discontinued operations was $(86.1) million, $(77.6) million and $(78.5) million for 2023, 2022 and 2021, respectively.
Cash required by operating activities of discontinued operations in 2023 is directly related to environmental spending of $54.5 million as well as $31.6 million for other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings, collectively. 2022 and 2021 spending were of a similar nature. Additionally, during 2023, we paid $16.5 million for a portion of settlement amount related to one of our discontinued foreign environmental remediation sites. The remaining payment of $11.3 million is expected in 2024.
Cash provided (required) by investing activities of continuing operations was $(154.4) million, $(266.4) million and $(131.7) million for 2023, 2022 and 2021, respectively.
Cash required for 2023 is primarily related to capital expenditures for increased capacity, and to a lesser extent, acquisition related spending associated with the acquired IPR&D assets completed during the third quarter of 2023.
Cash required for 2022 is primarily related to capital expenditures needed for increased capacity, as well the consideration paid for the BioPhero acquisition. Capital expenditures in 2022 increased due to spending directed towards capacity expansion. This usage of cash was offset by the proceeds received on the disposition of land on a previously shutdown manufacturing facility.
Cash required in 2021 is primarily due to capital expenditures and spending related to our contract manufacturing arrangements. We completed the final stage of our SAP system implementation during the early part of 2021.
Cash provided (required) by investing activities of discontinued operations was zero, zero and $19.7 million for 2023, 2022 and 2021, respectively.
Cash provided by investing activities of discontinued operations in 2021 represents the proceeds from the sale of land at one of our discontinued sites. This resulted in a gain recognized within discontinued operations of approximately $15.4 million net of taxes.
Cash provided (required) by financing activities was $331.5 million, $(237.4) million and $(747.9) million in 2023, 2022 and 2021, respectively.
The change in cash provided by financing activities in 2023 is primarily due to higher commercial paper balances and an increase in short term foreign borrowings as well as the proceeds from the Senior Notes. This increase was partially offset by the repayment of the $800 million term loan, and $75 million in repurchases of common stock under the publicly announced program.

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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure.

FREE CASH FLOW RECONCILIATION

(in Millions)	Year ended December 31,
	2023	2022	2021
Cash provided (required) by operating activities of continuing operations (GAAP)	$(300.3)	$660.0	$898.6
Transaction and integration costs (1)	—	0.5	9.5
Adjusted cash from operations (2)	$(300.3)	$660.5	$908.1

Capital expenditures (3)	(133.9)	(142.3)	(100.1)
Other investing activities (3)(4)	(9.8)	23.6	(13.7)
Capital additions and other investing activities	$(143.7)	$(118.7)	$(113.8)

Cash provided (required) by operating activities of discontinued operations (5)	(86.1)	(77.6)	(78.5)
Proceeds from land disposition (6)	5.8	50.5	—
Cash provided (required) by investing activities of discontinued operations (5)	—	—	19.7
Transaction and integration costs (1)	—	(0.5)	(9.5)
Investment in Enterprise Resource Planning system (3)	—	—	(12.7)
Legacy and transformation (7)	$(80.3)	$(27.6)	$(81.0)

Free cash flow (Non-GAAP)	$(524.3)	$514.2	$713.3
___________________
(1)Represents payments for legal and professional fees associated with the DuPont Crop Protection Business Acquisition in addition to costs related to integrating the DuPont Crop Protection Business. See Note 4 to the consolidated financial statements included within this Form 10-K for more information. Cash spending associated with these initiatives is complete.

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
(4)Included in the amounts is cash spending associated with contract manufacturers of $2.9 million, $6.8 million and $18.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(5)Refer to the above discussion for further details.
(6)During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. We received cash proceeds of $50.5 million for the land transfer. During 2023, we received the final payment of $5.8 million related to the agreement. For additional detail on this transaction, see Note 8 to our consolidated financial statements included within this Form 10-K.
(7)Includes our legacy liabilities such as environmental remediation and other legal matters and our discontinued investing activities that are reported in discontinued operations as well as business integration costs associated with the DuPont Crop Protection Business Acquisition and the implementation of our new SAP system.
2024 Cash Flow Outlook
Our cash needs for 2024 include operating cash requirements (particularly working capital as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments and, if applicable, share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2023 our remaining borrowing capacity under our credit facility was $1,009.0 million.
We expect 2024 free cash flow (Non-GAAP) to fall within a range of approximately $400 million to $600 million. At the mid-point of the range, there is a significant increase year over year driven largely by the rebuilding of payables and lower inventory.
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
Cash from operating activities of continuing operations
We expect cash from operating activities to be in the range of approximately $670 million to $850 million. Cash from operating activities also includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2024. The plan is slightly overfunded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2024 spending, net of recoveries includes approximately $35 million to $45 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Projected 2024 spending, net of recoveries includes approximately $50 million to $60 million of net environmental remediation spending for our discontinued sites, which is part of legacy and transformation noted below. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete as well as a settlement agreement reached during the second quarter of 2023 with the other party involved at one of our foreign environmental remediation sites.
Total projected 2024 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of $85 million to $105 million.

Restructuring and asset retirement obligations
We expect to make payments of approximately $80 million to $100 million in 2024, of which approximately $5 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
In response to the unprecedented downturn in the global crop protection market that resulted in severe channel destocking, we initiated the Project Focus global restructuring plan. This program is designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity. As noted in the section titled "Results of Operations," we expect to incur approximately $180 to $215 million of pre-tax restructuring charges in total over the life of the program, which includes $80 to $90 million of non-cash asset write-off charges. Included within the estimated charges are costs needed to transition various activities to Switzerland in order to realize the benefits associated with the recently awarded tax incentives of approximately $1.4 billion granted to the Company’s Swiss subsidiaries. The estimate also includes, but is not limited to, employee severance and related benefit costs, and consulting and other professional service fees. We may incur additional asset write-off charges, inventory and other working capital charges, primarily associated with the liquidation of excess inventory in select markets, relocation charges, and contract termination charges in connection with Project Focus and will provide an estimate of charges when known. The projected restructuring spending for 2024 includes $70 million to $90 million related to the Project Focus activities which will be presented within Legacy and transformation as part of our Free Cash Flow Reconciliation in 2024. The Company expects Project Focus to deliver $50 to $75 million in contributions to adjusted EBITDA in 2024. The targeted annual run-rate savings is $150 million or more by the end of 2025 from the program once fully implemented, which is expected by the end of 2025.
Capital additions and other investing activities
Projected 2024 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $95 million to $105 million. The spending is mainly driven by investments for our new products. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2024 legacy and transformation spending are expected to be in the range of approximately $155 million to $165 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other legacy liabilities as well as transformation spending associated with Project Focus also discussed above.
Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. During the year ended December 31, 2023, 651,052 shares were repurchased under the publicly announced repurchase program. At December 31, 2023, approximately $825.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans. In connection with an amendment to the Company’s credit agreement, disclosed in more detail under the Outstanding debt caption in the Liquidity and Capital Resources section of this Form 10-K, the Company agreed that it shall not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans.
Dividends
On January 18, 2024, we paid dividends aggregating $72.5 million to our shareholders of record as of December 29, 2023. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, we paid $290.5 million, $267.5 million and $247.2 million in dividends, respectively. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Contingencies
See Note 20 to our consolidated financial statements included within this Form 10-K.

Climate Change
We are concerned about the consequences of climate change and will take prudent and cost-effective actions that reduce GHG emissions to the atmosphere.
FMC is committed to continuing to do its part to address climate change and its impacts on nature and communities, establishing goals related to waste, water, and net-zero emissions by 2035. FMC published its first sustainability report in 2011 and has been reporting its GHG emissions and mitigation strategy to CDP since 2016. FMC details the business risks and opportunities we have due to climate change and its impacts in our CDP climate change and water security reports and has been recognized as a leader in climate disclosures.
Even as we take action to minimize the release of GHG emissions, additional warming is anticipated. Long-term, higher average global temperatures could result in induced changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain FMC’s production capacity and could lead to possible increased sourcing costs. Extreme weather events attributable to climate change may result in, among other things, physical damage to our property and equipment, and interruptions to our supply chain. In addition, depending on how pervasive the climate impacts are in the different geographic locations, FMC’s customers could be impacted by chronic or acute climate events. Demand for FMC’s products is dependent upon growers’ livelihood and ability to adapt to the impacts of climate change.
Though the nature of these events makes them difficult to predict, to respond to the uncertainty and better understand our risks and opportunities, we have conducted climate related scenario analyses consistent with the recommendations provided by the Taskforce for Climate-Related Financial Disclosures (“TCFD”). As part of the TCFD scenario analysis, we have evaluated both physical and transitional risks and opportunities across multiple time horizons. In accordance with the TCFD guidance, we leveraged scenarios published by the International Energy Agency (“IEA”) and the United Nations’ Intergovernmental Panel on Climate Change (IPCC), including a scenario below 2°C. Results of this analysis are integrated in our enterprise risk management process, long-term business strategy, and are used to determine where strategic capital could be deployed to address risks and opportunities. Risks identified in Item 1A are aligned with the TCFD requirements. Additionally, the Taskforce for Nature-Related Financial Disclosures (“TNFD”) has outlined recommendations for companies to identify and disclose nature-related impacts and dependencies. FMC is a supporter of TNFD and is in the process of evaluating the adoption of TNFD recommendations. Appropriate updates will be included in our annual sustainability report and CDP submissions.
In our product portfolio, we see transition market opportunities for our products to enable customers to address climate change impacts. For example, FMC’s product solutions can help growers adapt to climate change and protect biodiversity by maximizing yield and utilizing resources more efficiently Our solutions can also help growers adapt to more unpredictable growing conditions and the effects these types of threats have on crops. FMC has committed to investing 100 percent of our research and development pipeline budget to developing sustainable products and solutions.
We are improving existing products and developing new platforms and technologies that help mitigate impacts of climate change. These opportunities could lead to new products and services for our existing and potential customers. Beyond our products and operations, FMC recognizes that energy consumption and dependencies on nature throughout our supply chain can impact climate change and product costs. FMC has a SBTi-validated target of net-zero GHG emissions, which includes reductions across our entire supply chain. Therefore, we will actively work with our entire value chain – suppliers, contractors, and customers – with a goal to reduce their GHG emissions and to mitigate their potential impacts on climate change.
We continue to follow legislative and regulatory developments regarding climate change, including climate-related financial disclosures and green taxes. The regulation of GHGs, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations and transport of our products. Future GHG regulatory requirements may result in increased costs of energy, additional capital costs for emissions control or new equipment, and/or costs associated with cap and trade or carbon taxes. For instance, FMC is subject to climate change regulation such as the EU Emissions Trading Scheme and subsequent Carbon Border Adjustment Mechanism. Additional green taxes, extended producer responsibility requirements, and mandated sustainability disclosures may continue to impact FMC as a part of the EU Green Deal and other global regulations. Many countries FMC does business in are in the process of establishing mandates for non-financial disclosures by aligning with ISSB or other directives such as the EU Corporate Sustainability Reporting Directive, California SB 253 and 261 and the SEC climate proposal. FMC is closely following regulatory developments, and the cost of complying with future global regulations, including reporting requirements and green taxes, is difficult to estimate at this time.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 "Principal Accounting Policies and Related Financial Information" to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. Our most critical accounting estimates and assumptions, which are those that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations, include: Impairments and valuation of long-lived and indefinite-lived assets, Pension and other postretirement benefits, valuation allowance on deferred tax assets and the Allowance for credit losses on our trade receivables. Additional critical accounting policies are included within the list below:
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
See Note 11 to our consolidated financial statements included within this Form 10-K for changes in estimates associated with our environmental obligations.

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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing our evaluation, we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices.
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
See Note 8 to our consolidated financial statements included within this Form 10-K for charges associated with long-lived asset disposal costs and the activity associated with the restructuring reserves.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2023, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 4.97 percent for our U.S. qualified plan, 4.78 percent for our U.S. nonqualified, and 4.83 percent for our U.S. other postretirement benefit plans.
The discount rates used to determine projected benefit obligation at our December 31, 2023 and 2022 measurement dates for the U.S. qualified plan were 4.97 percent and 5.16 percent, respectively. The effect of the change in the discount rate from 5.16 percent to 4.97 percent at December 31, 2023 resulted in a $16.8 million increase to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate used to determine net annual benefit cost (income) from 2.84 percent at December 31, 2022 to 5.16 percent at December 31, 2023 resulted in a $5.7 million increase to the 2023 U.S. qualified pension expense.
The change in discount rate from 5.16 percent at December 31, 2022 to 4.97 percent at December 31, 2023 was attributable to an increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2022 and 2023 measurement dates. Using the December 31, 2023 and 2022 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 4.97 percent and 5.16 percent, respectively.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. Our long-term rate of return for the fiscal year ended December 31, 2023, 2022 and 2021 was 4.75 percent, 2.50 percent and 2.25 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $42.4 million and $43.5 million at December 31, 2023 and 2022, respectively, and increased pension and other postretirement benefit costs by $0.5 million, $0.1 million and $0.4 million for 2023, 2022 and 2021, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $46.1 million and $47 million at December 31, 2023 and 2022, respectively, and decreased pension and other postretirement benefit costs by $0.1 million in 2023, zero in 2022, and $0.4 million in 2021.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $5.0 million, $6.6 million and $6.3 million for 2023, 2022 and 2021, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $5.0 million, $6.6 million and $6.3 million for 2023, 2022 and 2021, respectively.
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
See Note 12 to our consolidated financial statements included within this Form 10-K for additional discussion surrounding income taxes.

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
At December 31, 2023, our net financial instrument position was a net liability of $11.4 million compared to a net liability of $4.6 million at December 31, 2022. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios as well as the lack of outstanding interest rate swap contracts.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2023 and 2022, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2023	$(11.4)	$34.4	$(56.2)

Net asset/(liability) position at December 31, 2022	(17.0)	45.9	(79.7)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2023, we had no outstanding interest rate swap contracts.
To analyze the effects of changing interest rates, we have performed a sensitivity analysis in which we assume an instantaneous one percent change in the interest rates from their levels at December 31, 2022, with all other variables held constant. As a result of having no outstanding interest rate swaps at December 31, 2023, there was no sensitivity analysis performed over interest rate risk for that period.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	1% Increase	1% Decrease
Net asset/(liability) position at December 31, 2023	$—	$—	$—

Net asset/(liability) position at December 31, 2022	12.4	33.4	(8.6)

Our debt portfolio at December 31, 2023 is composed of 79 percent fixed-rate debt and 21 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2023, a one percentage point increase in interest rates would have increased gross interest expense by $8.4 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $8.4 million for the year ended December 31, 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2023	2022	2021
Revenue	$4,486.8	$5,802.3	$5,045.2
Costs and Expenses
Costs of sales and services	2,655.8	3,475.5	2,883.9
Gross Margin	$1,831.0	$2,326.8	$2,161.3
Selling, general and administrative expenses	734.3	775.2	714.1
Research and development expenses	328.8	314.2	304.7
Restructuring and other charges (income)	212.3	93.1	108.0
Total costs and expenses	$3,931.2	$4,658.0	$4,010.7
Income from continuing operations, non-operating pension and postretirement charges (income), interest expense, net and income taxes	$555.6	$1,144.3	$1,034.5
Non-operating pension and postretirement charges (income)	18.2	8.6	5.6
Interest expense	237.2	151.8	131.1
Income (loss) from continuing operations before income taxes	$300.2	$983.9	$897.8
Provision (benefit) for income taxes	(1,119.3)	145.2	92.5
Income (loss) from continuing operations	$1,419.5	$838.7	$805.3
Discontinued operations, net of income taxes	(98.5)	(97.2)	(68.2)
Net income (loss)	$1,321.0	$741.5	$737.1
Less: Net income (loss) attributable to noncontrolling interests	(0.5)	5.0	(2.5)
Net income (loss) attributable to FMC stockholders	$1,321.5	$736.5	$739.6
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$1,420.0	$833.7	$807.8
Discontinued operations, net of income taxes	(98.5)	(97.2)	(68.2)
Net income (loss) attributable to FMC stockholders	$1,321.5	$736.5	$739.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$11.34	$6.60	$6.29
Discontinued operations	(0.79)	(0.77)	(0.53)
Net income (loss) attributable to FMC stockholders	$10.55	$5.83	$5.76
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$11.31	$6.58	$6.26
Discontinued operations	(0.78)	(0.77)	(0.53)
Net income (loss) attributable to FMC stockholders	$10.53	$5.81	$5.73

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$1,321.0	$741.5	$737.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$29.7	$(103.1)	$(87.0)
Reclassification of foreign currency translation (gains) losses	$—	$4.2	$—
Total foreign currency adjustments (1)	$29.7	$(98.9)	$(87.0)
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(29.1) in 2023, $(17.2) in 2022 and $5.4 in 2021	$(72.4)	$(65.4)	$44.1
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax (expense) benefit of $31.7 in 2023, $19.1 in 2022 and $1.7 in 2021 (3)	73.9	35.9	5.5
Total derivative instruments, net of tax expense (benefit) of $2.6 in 2023, $1.9 in 2022 and $7.1 in 2021	$1.5	$(29.5)	$49.6
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $2.9 in 2023, $(4.3) in 2022 and $(4.5) in 2021 (2)	$11.4	$(15.7)	$(17.4)
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax (expense) benefit of $2.9 in 2023, $2.4 in 2022 and $2.5 in 2021 (3)	11.0	9.1	9.5
Total pension and other postretirement benefits, net of tax expense (benefit) of $5.8 in 2023, $(1.9) in 2022 and $(2.0) in 2021	$22.4	$(6.6)	$(7.9)

Other comprehensive income (loss), net of tax	$53.6	$(135.0)	$(45.3)
Comprehensive income (loss)	$1,374.6	$606.5	$691.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	4.1	(3.0)
Comprehensive income (loss) attributable to FMC stockholders	$1,374.6	$602.4	$694.8
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
(3)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 16 to the consolidated financial statements included within this Form 10-K for further details.

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$302.4	$572.0
Trade receivables, net of allowance of $29.1 in 2023 and $33.9 in 2022	2,703.2	2,871.4
Inventories	1,724.6	1,651.6
Prepaid and other current assets	398.9	343.6
Total current assets	$5,129.1	$5,438.6
Investments	19.8	14.5
Property, plant and equipment, net	892.5	849.6
Goodwill	1,593.6	1,589.3
Other intangibles, net	2,465.1	2,508.1
Other assets including long-term receivables, net	489.5	560.5
Deferred income taxes	1,336.6	210.7
Total assets	$11,926.2	$11,171.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$934.0	$540.8
Accounts payable, trade and other	602.4	1,252.2
Advance payments from customers	482.1	680.5
Accrued and other liabilities	684.8	601.8
Accrued customer rebates	480.9	465.3
Guarantees of vendor financing	69.6	142.0
Accrued pension and other postretirement benefits, current	6.4	2.3
Income taxes	124.4	114.7
Total current liabilities	$3,384.6	$3,799.6
Long-term debt, less current portion	3,023.6	2,733.2
Accrued pension and other postretirement benefits, long-term	24.4	31.6
Environmental liabilities, continuing and discontinued	494.7	439.1
Deferred income taxes	158.1	321.5
Other long-term liabilities	407.4	445.4
Commitments and contingent liabilities (Note 20)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2023 or 2022	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2023 and 2022; 185,983,792 shares issued in 2023 and 2022	18.6	18.6
Capital in excess of par value of common stock	935.6	909.2
Retained earnings	6,587.1	5,555.9
Accumulated other comprehensive income (loss)	(406.5)	(459.6)
Treasury stock, common, at cost - 2023: 61,223,032 shares, 2022: 60,872,988 shares	(2,723.9)	(2,646.2)
Total FMC stockholders’ equity	$4,410.9	$3,377.9
Noncontrolling interests	22.5	23.0
Total equity	$4,433.4	$3,400.9
Total liabilities and equity	$11,926.2	$11,171.3
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2023	2022	2021
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$1,321.0	$741.5	$737.1
Discontinued operations, net of income taxes	98.5	97.2	68.2
Income (loss) from continuing operations	$1,419.5	$838.7	$805.3
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$184.3	$169.4	$170.9
Restructuring and other charges (income)	212.3	93.1	108.0
Deferred income taxes	(1,292.8)	(52.7)	10.6
Pension and other postretirement benefits	20.9	12.5	10.5
Share-based compensation	25.9	24.2	17.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$192.4	$(443.9)	$(241.1)
Guarantees of vendor financing	(72.4)	(64.2)	65.6
Advance payments from customers	(199.1)	52.1	283.6
Accrued customer rebates	16.0	69.6	108.7
Inventories	(72.8)	(182.3)	(320.7)
Accounts payable, trade and other	(626.0)	165.3	144.4
Income taxes	(62.8)	19.1	(90.3)
Pension and other postretirement benefit contributions	(2.4)	(4.5)	(5.3)
Environmental spending, continuing, net of recoveries	(34.5)	(26.9)	(63.6)
Restructuring and other spending (1)	(30.3)	(35.2)	(34.7)
Transaction and integration costs	—	(0.5)	(9.5)
Change in other operating assets and liabilities, net (2)	21.5	26.2	(61.6)
Cash provided (required) by operating activities of continuing operations	$(300.3)	$660.0	$898.6
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(54.5)	$(47.0)	$(57.5)
Other discontinued spending	(31.6)	(30.6)	(21.0)
Cash provided (required) by operating activities of discontinued operations	$(86.1)	$(77.6)	$(78.5)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-K, the restructuring and other spending amount above for the years ended December 31, 2023 and 2022 includes spending of $9.7 million and $10.0 million, respectively, related to the Furadan® asset retirement obligations and $1.1 million and $3.2 million, respectively, for certain historical India indirect tax matters. For additional detail on restructuring and other charges activities, see Note 8 to our consolidated financial statements included within this Form 10-K.
(2)Changes in all periods represent timing of payments associated with all other operating assets and liabilities.

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2023	2022	2021
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(133.9)	$(142.3)	$(100.1)
Investment in Enterprise Resource Planning system	—	—	(12.7)
Acquisitions, including cost and equity method, net (3)	(16.5)	(198.2)	(5.2)
Proceeds from land disposition (4)	5.8	50.5	—
Other investing activities (5)	(9.8)	23.6	(13.7)
Cash provided (required) by investing activities of continuing operations	$(154.4)	$(266.4)	$(131.7)
Cash provided (required) by investing activities of discontinued operations:
Proceeds from disposal of property, plant and equipment	—	—	19.7
Cash provided (required) by investing activities of discontinued operations	$—	$—	$19.7
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$400.7	$115.2	$104.9
Proceeds from borrowing of long-term debt	1,498.6	—	1,000.0
Financing fees and interest rate swap settlements	(0.8)	16.3	(2.4)
Repayments of long-term debt	(1,200.0)	(1.4)	(1,203.1)
Distributions to minority partners	(0.6)	(0.5)	—
Dividends paid (6)	(290.5)	(267.5)	(247.2)
Issuances of common stock, net	5.3	9.4	7.9
Repurchases of common stock under publicly announced program	(75.0)	(100.0)	(400.0)
Other repurchases of common stock	(6.2)	(8.9)	(8.0)
Cash provided (required) by financing activities of continuing operations	$331.5	$(237.4)	$(747.9)
Effect of exchange rate changes on cash and cash equivalents	(60.3)	(23.4)	(12.3)
Increase (decrease) in cash and cash equivalents	$(269.6)	$55.2	$(52.1)

Cash and cash equivalents, beginning of period	572.0	516.8	568.9
Cash and cash equivalents, end of period	$302.4	$572.0	$516.8
____________________
(3)The acquisitions, including cost and equity method, net amount in 2023 includes an $11.9 million payment related to the in-process research and development assets acquired. For additional detail on this transaction, see Note 8 to our consolidated financial statements included within this Form 10-K. The 2022 activity includes the purchase price of Biophero of approximately $193 million. For additional detail on this transaction, see Note 4 to our consolidated financial statements included within this Form 10-K.
(4)During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. In the years ended December 31, 2023 and 2022, we received cash proceeds of $5.8 million and $50.5 million, respectively, for the land transfer. For additional detail on this transaction, see Note 8 to our consolidated financial statements included within this Form 10-K.
(5)Included in the above is cash spending associated with contract manufacturers was $2.9 million, $6.8 million and $18.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(6)See Note 16 to the consolidated financial statements included within this Form 10-K regarding our quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $229.6 million, $144.0 million and $125.8 million, and income taxes paid, net of refunds was $180.1 million, $122.0 million and $139.2 million in December 31, 2023, 2022 and 2021, respectively. Non-cash additions to property, plant and equipment and other assets at December 31, 2023, 2022 and 2021 were $18.6 million, $40.4 million and $45.5 million, respectively. Non-cash investing activities includes investments representing our beneficial interest in a trade receivables securitization program of $19.3 million at December 31, 2022.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2020	$18.6	$860.2	$4,604.9	$(280.7)	$(2,141.2)	$22.4	$3,084.2
Net income (loss)	—	—	739.6	—	—	(2.5)	737.1
Stock compensation plans	—	20.2	—	—	5.5	—	25.7
Shares for benefit plan trust	—	—	—	—	1.6	—	1.6
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	(7.9)	—	—	(7.9)
Net hedging gains (losses) and other, net of income tax	—	—	—	49.6	—	—	49.6
Foreign currency translation adjustments	—	—	—	(86.5)	—	(0.5)	(87.0)
Dividends ($1.96 per share)	—	—	(251.6)	—	—	—	(251.6)
Repurchases of common stock	—	—	—	—	(408.0)	—	(408.0)
Balance December 31, 2021	$18.6	$880.4	$5,092.9	$(325.5)	$(2,542.1)	$19.4	$3,143.7
Net income (loss)	—	—	736.5	—	—	5.0	741.5
Stock compensation plans	—	28.8	—	—	4.7	—	33.5
Shares for benefit plan trust	—	—	—	—	0.1	—	0.1
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	(6.6)	—	—	(6.6)
Net hedging gains (losses) and other, net of income tax	—	—	—	(29.5)	—	—	(29.5)
Foreign currency translation adjustments	—	—	—	(98.0)	—	(0.9)	(98.9)
Dividends ($2.17 per share)	—	—	(273.5)	—	—	—	(273.5)
Repurchases of common stock	—	—	—	—	(108.9)	—	(108.9)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance December 31, 2022	$18.6	$909.2	$5,555.9	$(459.6)	$(2,646.2)	$23.0	$3,400.9
Net income (loss)	—	—	1,321.5	—	—	(0.5)	1,321.0
Stock compensation plans	—	26.4	—	—	5.2	—	31.6
Shares for benefit plan trust	—	—	—	—	(1.7)	—	(1.7)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	22.4	—	—	22.4
Net hedging gains (losses) and other, net of income tax	—	—	—	1.5	—	—	1.5
Foreign currency translation adjustments	—	—	—	29.2	—	0.5	29.7
Dividends ($2.32 per share)	—	—	(290.3)	—	—	—	(290.3)
Repurchases of common stock	—	—	—	—	(81.2)	—	(81.2)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance December 31, 2023	$18.6	$935.6	$6,587.1	$(406.5)	$(2,723.9)	$22.5	$4,433.4

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
The allowance for trade receivables was $29.1 million and $33.9 million as of December 31, 2023 and 2022, respectively. The allowance for long-term receivables was $27.1 million and $44.5 million at December 31, 2023 and 2022, respectively. The provision to the allowance for receivables charged against operations was $6.3 million, $(0.5) million and $21.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 9 to the consolidated financial statements included within this Form 10-K for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Investments. Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings and losses of these investments. Majority owned investments in which our control is restricted are also accounted for using the equity method. As of December 31, 2023 and 2022, we do not own any equity method investments. All other investments are carried at their fair values or at cost, as appropriate and are not material to our consolidated financial statements. FMC Ventures, which was established in 2020, is our venture capital arm targeting strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. The accounting guidance requires these nonmarketable equity securities to be recorded at cost and adjusted to fair value each reporting period. However, the guidance allows for a measurement alternative, which is to record the investment at cost, less impairment, if any, and subsequently adjust for observable price changes. Each reporting period, we review the portfolio for any observable price changes or potential indicators of impairment. At December 31, 2023, our investments made through FMC Ventures individually and in the aggregate are not significant to our financial results.
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
Capitalized interest. We capitalized interest costs of $9.3 million, $5.6 million, and $3.4 million in 2023, 2022, and 2021, respectively. These costs were primarily associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
We have obligations at the majority of our manufacturing facilities in the event of permanent plant shutdown. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was inconsequential at December 31, 2023 and 2022.
The carrying amounts for the AROs for the years ended December 31, 2023 and 2022 are $6.4 million and $16.0 million, respectively. These amounts are included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheet.
Restructuring and other charges. We continually perform strategic reviews and assess the return on our business. This sometimes results in a plan to restructure the operations of our business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.
See Note 8 to the consolidated financial statements included within this Form 10-K for more information on Project Focus, the global restructuring program announced in December 2023.

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
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. Based upon our annual impairment assessments conducted in 2023, 2022 and 2021, we did not record any goodwill or intangible asset impairments.
Finite-lived intangible assets consist of primarily customer relationships as well as patents, brands, registration rights, industry licenses, and other intangibles and are generally being amortized over periods of approximately 3 to 20 years. See Note 5 to the consolidated financial statements included within this Form 10-K for additional information on goodwill and intangible assets.
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
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations where the functional currency is not the U.S. dollar we record translation gains and losses as a component of accumulated other comprehensive income (loss) in equity. The foreign operations' income statements are translated at the monthly exchange rates for the period.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We record remeasurement gains and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in income as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See "Derivative financial instruments" within this Note and Note 19 to the consolidated financial statements included within this Form 10-K.
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
Pension and other postretirement benefits. We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increase for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 14 to the consolidated financial statements included within this Form 10-K for additional information relating to pension and other postretirement benefits.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Changes to the Disclosure Requirements for Income Taxes, to improve the transparency and decision usefulness of income tax disclosures. The standard requires companies to disclose a tabular effective rate reconciliation with certain reconciling items broken out by nature and/or jurisdiction as well as more robust disclosures of income taxes paid, specifically broken out between federal, state and foreign. The standard can be applied prospectively or retrospectively and early adoption is permitted. The ASU is effective for FMC beginning with the Form 10-K for the year ended December 31, 2025. We are currently evaluating the impacts this standard will have on our income tax disclosures.
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity's reportable segments and expenses. The standard requires disclosure of the chief operating decision maker's (the "CODM") title and position as well as multiple measures of segment profit and loss reviewed by the CODM. Companies with multiple reportable segments as well as companies with a single reportable segment are required to adopt the standard and it should be applied retrospectively to all periods presented. The ASU is effective for FMC beginning with the Form 10-K for the year ended December 31, 2024. Early adoption is permitted. As we operate as a single reportable segment, we are currently evaluating the impacts this standard will have on our existing segment disclosures.
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The accounting impact of new enacted tax laws based on the Pillar Two rules will occur when they become effective, which will generally be in 2024. Calendar-year public companies will be required to report on the forecasted effects of Pillar Two in their Q1 2024 income tax provision. Unlike many current tax systems, the Pillar Two minimum tax is determined based on consolidated financial reporting results (with certain modifications) and will result in a complex set of calculations that will likely require new processes, controls, and systems.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance for a limited period of time to ease the potential burden in accounting for contracts and hedging relationships affected by reference rate reform. This applies to contracts that reference LIBOR or another rate that is expected to be discontinued as a result of rate reform and have modified terms that affect or have the potential to affect the amount and timing of contractual cash flows resulting from the discontinuance of reference rate. In December 2022, the FASB finalized ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date for Topic 848 from December 31, 2022, to December 31, 2024. This standard amends the definition of the SOFR Swap Rate under Topic 815 so that it is not limited to the Overnight Indexed Swap rate based on SOFR and includes other rates based on SOFR. These amendments should be applied prospectively. We are evaluating the impacts this standard will have on accounting for contracts and hedging relationships but do not believe it will have a material impact on our consolidated financial statements.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
FMC's outstanding obligations confirmed as valid under the SCF was $71.9 million and $307.5 million as of December 31, 2023 and 2022, respectively.
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the table below. The disaggregated revenue tables are shown below for the years ended December 31, 2023, 2022 and 2021.

The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2023	2022	2021
North America (1)	$1,204.8	$1,435.8	$1,117.2
Latin America (1)	1,401.1	2,088.2	1,633.4
Europe, Middle East & Africa	899.2	1,039.7	1,040.0
Asia	981.7	1,238.6	1,254.6
Total Revenue	$4,486.8	$5,802.3	$5,045.2
____________________
(1)Countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31 2023, 2022, and 2021 for the U.S. totaled $978.1 million, $1,288.8 million and $1,018.1 million, respectively, and for Brazil totaled $1,017.3 million, $1,621.1 million and $1,224.4 million, respectively.

The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Insecticides	$2,639.4	$3,346.6	$3,020.0
Herbicides	1,278.4	1,651.6	1,375.3
Fungicides	317.6	383.9	325.5
Plant Health	186.9	234.1	216.8
Other	64.5	186.1	107.6
Total Revenue	$4,486.8	$5,802.3	$5,045.2

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The majority of our product lines consist of insecticides and herbicides, with a smaller portfolio of fungicides mainly used in high value crop segments. We are investing in plant health, which includes our growing biological products. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as smaller classes of pesticides, growth promoters, and other miscellaneous revenue sources.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2022	Balance as of December 31, 2023	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,932.2	$2,722.7	$(209.5)
Contract liabilities: Advance payments from customers	680.5	482.1	(198.4)

The amount of revenue recognized in the year ended December 31, 2023 that was included in the opening contract liability balance was $680.5 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables for any period is representative of the impairment or the write-off of receivables. Refer to Note 9 to the consolidated financial statements included within this Form 10-K for further information.
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
We recognize these prepayments as a liability under "Advance payments from customers" on the consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place. Advance payments from customers was $482.1 million as of December 31, 2023 and $680.5 million as of December 31, 2022.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
____________________
(1) Expected life is 15 years and will be amortized based on the pattern of economic benefit

Note 5: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are presented in the table below:

(in Millions)	Total
Balance, December 31, 2021	$1,463.3
Acquisitions (See Note 4)	130.7
Foreign currency and other adjustments	(4.7)
Balance, December 31, 2022	$1,589.3
Foreign currency and other adjustments	4.3
Balance, December 31, 2023	$1,593.6

Our fiscal year 2023 annual goodwill and indefinite life impairment test was performed during the third quarter ended September 30, 2023. We determined no goodwill impairment existed and that the fair value was substantially in excess of the carrying value. Additionally, no indefinite-lived asset impairment existed and the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Our intangible assets, other than goodwill, consist of the following:

		December 31, 2023			December 31, 2022
(in Millions)	Weighted avg. useful life remaining at December 31, 2023	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	13 years	$1,136.7	$(414.2)	$722.5	$1,127.9	$(351.3)	$776.6
Patents	4 years	1.8	(1.6)	0.2	1.7	(1.4)	0.3
Brands (1)	9 years	49.3	(12.9)	36.4	16.1	(10.6)	5.5
Purchased and licensed technologies	12 years	131.1	(46.2)	84.9	128.4	(42.9)	85.5
Other intangibles	8 years	2.3	(1.8)	0.5	1.8	(1.7)	0.1
		$1,321.2	$(476.7)	$844.5	$1,275.9	$(407.9)	$868.0

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,259.0		$1,259.0	$1,259.0		$1,259.0
Brands (1)	350.3		350.3	370.1		370.1
In-process research and development	11.3		11.3	11.0		11.0
	$1,620.6		$1,620.6	$1,640.1		$1,640.1
Total intangible assets	$2,941.8	$(476.7)	$2,465.1	$2,916.0	$(407.9)	$2,508.1
____________________
(1)    Represents trademarks, trade names and know-how.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Year Ended December 31,
(in Millions)	2023	2022	2021
Amortization expense	$64.3	$60.6	$62.7

The estimated pre-tax amortization expense for each of the five years ending December 31, 2024 to 2028 is $63.7 million, $67.9 million, $69.9 million, $69.5 million, and $69.8 million, respectively.

Note 6: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2023	2022
Finished goods	$643.8	$577.5
Work in process	732.2	807.4
Raw materials, supplies and other	348.6	266.7
Net inventories	$1,724.6	$1,651.6

All inventories are determined on a first-in, first-out ("FIFO") basis.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2023	2022
Land and land improvements	$98.1	$103.6
Buildings and building equipment	540.0	522.9
Machinery and equipment	717.2	613.1
Construction in progress	204.5	175.9
Total cost	$1,559.8	$1,415.5
Accumulated depreciation	(667.3)	(565.9)
Property, plant and equipment, net	$892.5	$849.6
____________________

Depreciation expense was $73.5 million, $71.1 million, and $70.8 million in 2023, 2022 and 2021, respectively.
Note 8: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges (income) included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2023	2022	2021
Restructuring charges (income)	$48.4	$(26.1)	$41.1
Other charges (income), net	163.9	119.2	66.9
Total restructuring and other charges (income)	$212.3	$93.1	$108.0

Restructuring charges (income)

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (2)	Total

Project Focus	$40.1	$5.4	$—	$45.5
DuPont Crop restructuring	—	(8.1)	2.8	(5.3)
Other items	6.9	1.3	—	8.2
Year ended December 31, 2023	$47.0	$(1.4)	$2.8	$48.4

DuPont Crop restructuring	$—	$(49.9)	$1.2	$(48.7)
Regional realignment	3.8	4.1	—	7.9
Other items	2.1	2.6	10.0	14.7
Year ended December 31, 2022	$5.9	$(43.2)	$11.2	$(26.1)

DuPont Crop restructuring	$1.2	$4.5	$11.0	$16.7
Regional realignment	5.5	5.3	0.2	11.0
Other items	6.0	0.5	6.9	13.4
Year ended December 31, 2021	$12.7	$10.3	$18.1	$41.1
____________________

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(1)Primarily represents third-party costs associated with miscellaneous restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring. The years ended December 31, 2023 and 2022 includes the recognition of a gain for land disposition, described below.
(2)Primarily represents asset write-offs (recoveries), and accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.
Project Focus
In response to the unprecedented downturn in the global crop protection market that resulted in severe channel destocking, which has materially impacted volumes in 2023, we initiated a global restructuring plan, referred to as "Project Focus." This program is designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity. We expect to fully implement the plan by the end of 2025.
We currently expect to incur pre-tax restructuring charges in the range of approximately $180 to $215 million, including but not limited to employee severance and related benefit costs, asset write-off charges, and consulting and other professional service fees. We may incur additional asset write-off charges, inventory and other working capital charges, primarily associated with the liquidation of excess inventory in select markets, relocation charges, and contract termination charges in connection with Project Focus and will provide an estimate of charges when known.
For the year ended December 31, 2023, we have incurred $40.1 million in severance charges related to a voluntary separation program in select jurisdictions and workforce reduction actions in our Brazil business as well as $5.4 million of provider costs. The charges incurred during 2023 are included in the total estimated range for Project Focus discussed above. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable in accordance with the relevant accounting guidance.
DuPont Crop Restructuring
On November 1, 2017, we acquired the DuPont Crop Protection Business. We completed the integration of the DuPont Crop Protection Business in 2020 except for the completion of certain in-flight initiatives including restructuring program efforts. For the year ended December 31, 2023, we recognized income of $5.3 million, which primarily relates to the gain recorded for the disposition of land discussed further below. For the year ended December 31, 2022 we recognized income of $48.7 million, which primarily reflects the gain recorded in the fourth quarter on the disposition of a manufacturing site, slightly offset by other restructuring charges. For the year ended December 31, 2021 we incurred restructuring charges of $16.7 million, which primarily represented severance and other employee related costs as well as accelerated depreciation on fixed assets for the planned exit of certain facilities.
During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. Under the terms of the agreement, we relinquished control of a previously shutdown manufacturing facility that was acquired as part of the DuPont Crop Protection Business and that had been operating under a state- owned land use certificate. Previous shutdown charges associated with closing this plant were included in "Restructuring and other charges ("income")". As part of the land transfer, we received cash proceeds of $5.8 million in 2023 and $50.5 million in 2022 for the disposition of land as well as a recognition of a gain in the same amount that was also included in the "Restructuring and other charges ("income")" line item.
Restructuring charges associated with the DuPont program are complete and any future charges are not expected to be material.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations:

(in Millions)	Balance at 12/31/21	Change in reserves (5)	Cash payments	Other (6)	Balance at 12/31/22 (7)	Change in reserves (5)	Cash payments	Other (6)	Balance at 12/31/23 (7)
DuPont Crop restructuring (1)	$8.6	$0.6	$(4.7)	$0.5	$5.0	$—	$(1.0)	$(0.1)	$3.9
Regional realignment (2)	4.0	7.9	(9.3)	0.4	3.0	—	(2.2)	—	0.8
Project Focus (3)	—	—	—	—	—	45.5	(2.4)	—	43.1
Other workforce related and facility shutdowns (4)	2.3	4.7	(4.2)	(0.2)	2.6	9.9	(10.3)	0.4	2.6
Total	$14.9	$13.2	$(18.2)	$0.7	$10.6	$55.4	$(15.9)	$0.3	$50.4
____________________
(1)Primarily consists of real estate exit costs and severance associated with DuPont Crop restructuring activities.
(2)Primarily consists of severance and employee relocation costs as well as other costs associated with the relocation of our European headquarters and the consolidation of our Asia Pacific operations into a single regional headquarters in Singapore.
(3)Relates to the global restructuring plan initiated in 2023 and primarily consists of severance charges related to a voluntary separation program in select jurisdictions as well as workforce reduction actions in our Brazil business.
(4)Primarily severance costs related to workforce reductions and facility shutdowns.
(5)Primarily other miscellaneous exit costs. The accelerated depreciation and impairment charges associated with these restructurings that have impacted our property, plant and equipment or intangible balances are not included in this table.
(6)Primarily foreign currency translation adjustments.
(7)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2023	2022	2021
Environmental charges, net	$66.9	$34.7	$27.1
Exit from Russian Operations	—	76.8	—
Currency related matters	75.2	—	—
IPR&D asset acquisition charges	13.0	—	—
Other items, net	8.8	7.7	39.8
Other charges (income), net	$163.9	$119.2	$66.9

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
Currency related matters
During the twelve months ended December 31, 2023, we incurred $101.0 million in currency related charges driven by specific events in Argentina, and to a lesser extent, Pakistan. These charges relate primarily from the recent and substantial actions implemented by the Argentine Government during the fourth quarter of 2023.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

On December 12th, 2023, Argentina’s Economy Minister announced emergency measures which included an increase in the official exchange rate to an average of 800 Argentine Pesos per USD. The devaluation of the currency by over 50% resulted in $63.4 million in losses related to the remeasurement of our monetary net assets. Additionally, we incurred $4.9 million in remeasurement losses during the third quarter of 2023 following similar devaluation actions taken by the government during that period. The combined $68.3 million in losses have been recorded as part of our Restructuring and Other Charges (Income) line item within on our Consolidated Statements of Income (Loss).
Second, in combination with the devaluation actions, the government enacted two new decrees which expanded the scope of certain tax and foreign exchange measures under the Impuesto PAIS tax, “PAIS”. The first decree extends the application of the PAIS tax to include foreign denominated payments related to the imports of goods and services. The second decree substantially increased the rates applicable to these operations. The application of the tax became effective immediately and was applied retrospectively to import activity that will ultimately be settled in a currency other than Argentina Pesos. As a result of the initial period adoption, we recognized a charge of $25.8 million. Due to the nature of the tax, the charge has been recorded as part of Cost of Sales and Services within our Consolidated Statements of Income (Loss). Based on this classification, this activity is excluded from the table above.
The twelve months ended December 31, 2023, also includes a $6.9 million remeasurement charge resulting from the significant currency depreciation of the Pakistani Rupee during the first quarter of 2023. On January 25, 2023, the Pakistani Rupee experienced its largest single day drop against the US dollar in over two decades following the removal of the USD-PKR exchange cap in place on the country's currency. This action, combined with the decision by Pakistan's central bank to raise interest rates to record highs during the quarter, resulted in the immediate and significant devaluation of the Pakistani Rupee. These losses have been recorded as part of our Restructuring and Other Charges (Income) line item within our Consolidated Statements of Income (Loss).

IPR&D asset acquisition charges
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
Note 9: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2021	$37.4
Additions — charged (credited) to expense	0.7
Transfer from (to) allowance for credit losses (see below)	0.5
Net recoveries, write-offs and other	(4.7)
Balance, December 31, 2022	$33.9
Additions — charged (credited) to expense	4.7
Transfer from (to) allowance for credit losses (see below)	(1.5)
Net recoveries, write-offs and other	(8.0)
Balance, December 31, 2023	$29.1

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $19.5 million as of December 31, 2023. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.

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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2021	$27.7
Additions — charged (credited) to expense	(1.2)
Transfer from (to) allowance for doubtful accounts (see above)	(0.5)
Foreign currency adjustments	8.1
Net recoveries, write-offs and other	10.4
Balance, December 31, 2022	$44.5
Additions — charged (credited) to expense	1.6
Transfer from (to) allowance for doubtful accounts (see above)	1.5
Foreign currency adjustments	0.8
Net recoveries, write-offs and other	(21.3)
Balance, December 31, 2023	$27.1

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
There were $148.3 million in receivables sold under the securitization program during the period ended December 31, 2023. A $11.9 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense during the period ended December 31, 2023.
As part of the initial funding, approximately $19 million of the sale was retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. This asset is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.

Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We account for these transactions as true sales and as a result they will no longer be recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded as an expense within the consolidated statements of income (loss) and has been inconsequential during each reporting period. There was approximately $155.0 million and $58 million in non-recourse factoring during the year ended December 31, 2023 and 2022.
Note 10: Discontinued Operations

Our discontinued operations in our financial statements include adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2023	2022	2021
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $(0.9) in 2023, $(2.5) in 2022 and $(10.2) in 2021	$(3.0)	$(3.9)	$(8.3)
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $18.0 in 2023, $13.8 in 2022, and $8.2 in 2021 (1)(2)	(65.6)	(53.8)	(29.7)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $7.9 in 2023, $10.5 in 2022, and $12.2 in 2021	(29.9)	(39.5)	(45.6)
Gain on sales of land, net of income tax benefit (expense) of zero in 2023, zero in 2022, and $(4.1) in 2021 (3)	—	—	15.4
Discontinued operations, net of income taxes	$(98.5)	$(97.2)	$(68.2)
____________________
(1)The provision for the year ended December 31, 2023 includes a $11.7 million charge resulting from a settlement agreement related to one of our foreign environmental remediation sites. The charge recorded adjusts the reserve to the anticipated payment amount. The agreement removes any future remediation obligations for the site.
(2)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 11 to the consolidated financial statements included within this Form 10-K.
(3)This represents the gain on sale of land at various discontinued sites.
Reserves for Discontinued Operations, other than Environmental at December 31, 2023 and 2022

(in Millions)	December 31,
	2023	2022
Workers’ compensation, product liability, and indemnification reserves	$7.3	$8.0
Postretirement medical and life insurance benefits reserve, net	4.4	4.7
Reserves for legal proceedings	123.9	114.5
Reserve for discontinued operations (1)	$135.6	$127.2
____________________
(1)Included in "Other long-term liabilities" on the consolidated balance sheets. See Note 11 to the consolidated financial statements included within this Form 10-K on discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $2.2 million ($1.0 million after-tax) and $2.9 million ($1.7 million after-tax) at December 31, 2023 and 2022, respectively.
Net spending in 2023, 2022 and 2021 was $3.1 million, $2.4 million and $1.6 million, respectively, for workers’ compensation, product liability and other claims; $0.2 million, $0.3 million and $0.4 million, respectively, for other postretirement benefits; and $28.3 million, $27.9 million and $19.0 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $601.8 million and $543.1 million, respectively, before recoveries, existed at December 31, 2023 and 2022.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at December 31, 2023. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2020 to December 31, 2023.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2020	$564.4
2021 Activity
Provision	65.8
Spending, net of recoveries	(121.8)
Foreign currency translation adjustments	(5.2)
Net Change	$(61.2)
Total environmental reserves, net of recoveries at December 31, 2021	$503.2

2022 Activity
Provision	104.8
Spending, net of recoveries	(74.5)
Foreign currency translation adjustments	(4.3)
Net Change	$26.0
Total environmental reserves, net of recoveries at December 31, 2022	$529.2

2023 Activity
Provision	152.3
Spending, net of recoveries	(92.6)
Foreign currency translation adjustments and other adjustments	3.2
Net Change	$62.9
Total environmental reserves, net of recoveries at December 31, 2023	$592.1

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2023 and 2022, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the "Environmental liabilities, continuing and discontinued" or as "Other assets including long-term receivables, net" on the consolidated balance sheets.

The table below is a roll forward of our total recorded recoveries from December 31, 2021 to December 31, 2023:

(in Millions)	December 31, 2021	Increase (Decrease) in Recoveries	Cash Received	December 31, 2022	Increase (Decrease) in Recoveries	Cash Received	December 31, 2023
Environmental liabilities, continuing and discontinued	$11.4	$2.5	$—	$13.9	$(3.1)	$(1.1)	$9.7
Other assets (1)	4.5	2.5	(0.6)	6.4	2.1	(3.6)	4.9
Total	$15.9	$5.0	$(0.6)	$20.3	$(1.0)	$(4.7)	$14.6
______________
(1)     The amounts are included within "Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 22 to the consolidated financial statements included within this Form 10-K for more details.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2023	2022
Environmental reserves, current, net of recoveries (1)	$97.4	$90.1
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	494.7	439.1
Total environmental reserves, net of recoveries	$592.1	$529.2
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

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Continuing operations (1)	$66.9	$34.7	$27.1
Discontinued operations (2)	83.6	67.6	37.9
Net environmental provision	$150.5	$102.3	$65.0
______________
(1)Recorded as a component of "Restructuring and other charges (income)" on our consolidated statements of income. See Note 8 to the consolidated financial statements included within this Form 10-K. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(2)Recorded as a component of "Discontinued operations, net of income taxes" on our consolidated statements of income (loss). The year ended December 31, 2023 includes a $11.7 million charge resulting from a settlement agreement with the other party involved at one of our foreign environmental remediation sites. See Note 10 to the consolidated financial statements included within this Form 10-K for further details.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Environmental reserves (1)	$152.3	$104.8	$65.8
Other assets (2)	(1.8)	(2.5)	(0.8)
Net environmental provision	$150.5	$102.3	$65.0
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
The amount of the reserve for this site was $82.9 million and $75.8 million at December 31, 2023 and 2022, respectively. The reserve includes $31.1 million at December 31, 2023 for the Pocatello Tribal Litigation as described below.
Annual Tribal Waste Permit Fee
After prolonged litigation with the Tribes concerning an annual $1.5 million waste permit fee, we were ordered to pay this annual fee for the duration of time that waste material remains buried on site. Given that on-site waste burial is the approved remedy, this fee is presumptively without end.
Our reserves reflect this annual waste permit fee. In calculating the net present value of these future annual permit fees, we used a discount rate of 4.20%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Estimates for expenditures for 2023 and beyond are $1.5 million in annual fees payable each year thereafter. The expected aggregate undiscounted amount related to this matter is $75.0 million of which $31.1 million, on a discounted basis, has been recognized in environmental liabilities on the balance sheet.
Middleport
Our Middleport, NY facility is currently a formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent entered into with the EPA and New York State Department of Environmental Conservation ("NYSDEC", and collectively with EPA, the "Agencies") in 1991, which was replaced by a New Order on Consent and Administrative Settlement with the NYSDEC, effective June 6, 2019 ("2019 Order"). Like the prior order, the 2019 Order requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Measure Alternatives ("CMA") for discrete contaminated areas, known as operable units ("OUs") of which there are 11.
We have defined the nature and extent of the contamination in certain areas, have constructed an engineered cover, taken certain closure actions regarding RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. To date, we have evaluated and proposed CMAs for six of the 11 identified operable units.
Middleport Reserves
Our total reserve for the Middleport site is $130.8 million and $108.2 million at December 31, 2023 and 2022, respectively. FMC is in various stages of evaluating the remaining operable units. The reserve represents the estimated remediation costs for OUs 2,4 and 5 as well as our best estimate for remediation costs associated with the operable unit that comprises the southern portion of the tributary ("OU 6") plus the impact of inflation.
In 2023 and 2022, the Middleport site resulted in cash outflows of $12.5 million and $11.7 million respectively. In accordance with the 2019 Order, cash outflows will not exceed an average of $10 million per year until the remediation is complete for activities associated with the 2019 Order.
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
FMC and several other parties have been sued by the Confederated Bands and Tribes of the Yakama Nation for reimbursement of cleanup costs and the costs of performing a natural damage assessment. Based on the information known to date, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to defend this matter. In addition, the Portland Harbor Natural Resource Trustee Council ("Trustee Council"), composed of federal, state and tribal trustees, was formed in 2002 to develop and coordinate an assessment of injury to natural resources associated with the Portland Harbor Superfund Site, the restoration of injured natural resources associated with Portland Harbor, and pursue the recovery of natural resources damages associated with Portland Harbor. The Trustee Council has advised the Company that it intends to pursue litigation for the recovery of natural resources damages and of the costs of assessment. To date, no lawsuit has been filed by the Trustee Council against the Company.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Currently, FMC and approximately 100 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. The allocation process has been ongoing since November 2021 and a final report is expected to be issued in 2025 under the current schedule. We intend to continue defending this matter vigorously. Because of this uncertainty related to the cost of the remedy and the potential share allocable to FMC, we cannot say whether the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, adverse results in the outcome of the allocation could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
Other Potentially Responsible Party ("PRP") Sites
In addition to Portland Harbor, we have been named a PRP at 28 sites on the NPL, at which our potential liability has not yet been settled. We have received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 46 sites at which we have determined that it is probable that we have an environmental liability for which we have recorded an estimate of our potential liability in the consolidated financial statements. At other sites, such as at a former phosphorus facility in Carteret, NJ, we are performing remedial investigation work under state regulatory programs but have not established reserves due to the inability to estimate potential liability at this time.
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

Note 12: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Domestic	$(312.7)	$(89.6)	$(57.5)
Foreign	612.9	1,073.5	955.3
Total	$300.2	$983.9	$897.8

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Current:
Federal	$58.5	$45.7	$(15.1)
Foreign	113.9	152.1	96.6
State	1.1	0.1	0.4
Total current	$173.5	$197.9	$81.9
Deferred:
Federal	$(82.7)	$(28.6)	$18.4
Foreign	(1,212.0)	(27.4)	(7.1)
State	1.9	3.3	(0.7)
Total deferred	$(1,292.8)	$(52.7)	$10.6
Total	$(1,119.3)	$145.2	$92.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
(in Millions)	2023	2022	2021
U.S. Federal statutory rate	$63.0	$206.6	$188.6
Foreign earnings subject to different tax rates (1)	(130.7)	(152.7)	(182.4)
State and local income taxes, less federal income tax benefit	2.5	5.5	7.6
Research and development and miscellaneous tax credits(2)	(1,154.6)	(5.7)	(8.6)
Tax on dividends, deemed dividends, and GILTI (3)	37.0	24.6	44.5
Changes to unrecognized tax benefits	10.5	10.5	(28.7)
Nondeductible expenses	9.3	19.6	11.5
Change in valuation allowance (4)	172.5	71.3	84.7
Exchange gains and losses (5)	(18.4)	(12.0)	(8.6)
Other (6)	(110.4)	(22.5)	(16.1)
Total Tax Provision	$(1,119.3)	$145.2	$92.5
____________________
(1)A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Singapore, Hong Kong, and Switzerland), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions.
(2)The year ended December 31, 2023 is primarily related to ten-year nonrefundable tax credits granted to the Company's Swiss subsidiaries, as discussed further below.
(3)The years ended December 31, 2023, 2022, and 2021 includes tax expense of $25.5 million, $17.8 million, and $36.2 million, respectively, associated with the global intangible low-taxed income (GILTI) provisions.
(4)The year ended December 31, 2023 is primarily related to the estimated portion of nonrefundable tax credits within our Swiss operations that are not expected to be utilized and net operating losses and other deferred tax assets within our Argentina operations, partially offset by the release of the valuation allowance within our Brazil operations, as described further below. The year ended December 31, 2022 is primarily related to net operating losses and other deferred tax assets within our Brazil and Argentina operations. The year ended December 31, 2021 is primarily related to net operating losses and other deferred tax assets within our Brazil and Luxembourg operations.
(5)Includes the impact of transaction gains or losses on net monetary assets for which no corresponding tax expense or benefit is realized and the tax provision for statutory taxable gains or losses in foreign jurisdictions for which there is no corresponding amount in income before taxes.
(6)The year ended December 31, 2023 includes a net decrease of approximately $120 million related to adjustments of deferred tax balances in Singapore, Puerto Rico, and Switzerland. The year ended December 31, 2022 included a $39.7 million decrease related to certain deferred tax liabilities as a result of the extension of our incentive tax rate in Puerto Rico. The year ended December 31, 2021 included a $37.1 million decrease related to deferred tax liabilities associated with intercompany investments in foreign subsidiaries.
During the three months ended December 31, 2023, the Company’s Swiss subsidiaries were granted ten-year tax incentives effective for 2023 and retroactively for 2021 and 2022. The tax incentives were awarded for the Company’s commitment to invest in additional headcount and transfer significant intellectual property, which is planned for 2024, as well as commitment to establish a new global technology and innovation center in Switzerland. Specifically, the Company was awarded $1,353 million in non-refundable tax credits available for use against Swiss cantonal income taxes. The tax credits are taxable for Swiss federal tax purposes, therefore we have provided a deferred tax liability of approximately $204 million associated with future Swiss federal tax. Net deferred tax benefits of $1,149 million and related valuation allowances of $318 million were recorded during the three months ended December 31, 2023 to reflect the estimated net future reductions in tax of $831 million associated with the incentives.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Historically, FMC’s Brazil valuation allowance position was based on long-standing local transfer pricing rules, as well as certain material favorable permanent statutory tax deductions available to FMC Brazil as part of local tax law. During the three months ended June 30, 2023, Brazil passed legislation to conform to Organization for Economic Cooperation and Development ('OECD') transfer pricing rules effective in 2024. Conformity to OECD transfer pricing rules favorably impacts the statutory income level of FMC Brazil. In 2023, the Company continued to monitor its valuation allowance throughout the third and fourth quarters considering this law change. Further, on December 29, 2023, the Brazilian Government enacted new tax law that significantly limits FMC Brazil’s ability to benefit in the future from the material favorable permanent statutory tax deductions previously available as part of local tax law. During the three months ended December 31, 2023, the Company released its FMC Brazil valuation allowance and recorded a tax benefit of approximately $223 million.
Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2023	2022
Reserves for discontinued operations, environmental and restructuring	$144.7	$121.4
Accrued pension and other postretirement benefits	9.8	9.6
Capital loss, foreign tax and other credit carryforwards	1,136.0	3.5
Net operating loss carryforwards	411.2	315.2
Deferred expenditures capitalized for tax	94.5	71.3
Other accruals and reserves	234.0	219.3
Deferred tax assets	$2,030.2	$740.3
Valuation allowance, net	(588.4)	(457.6)
Deferred tax assets, net of valuation allowance	$1,441.8	$282.7
Intangibles, Property, plant and equipment, and Investments, net	263.3	393.5
Deferred tax liabilities	$263.3	$393.5
Net deferred tax assets (liabilities)	$1,178.5	$(110.8)

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
At December 31, 2023, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $20.3 million (tax-effected) expiring in future tax years through 2042, foreign net operating loss carryforwards of $390.9 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $1,136.0 million expiring in various future years through 2034.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2023, the U.S. federal and state income tax returns are open for examination and adjustment for the years 2017 - 2023 and 2003 - 2023, respectively. Our significant foreign jurisdictions, which total 13, are open for examination and adjustment during varying periods from 2013 - 2023.
As of December 31, 2023, we had total unrecognized tax benefits of $51.2 million, of which $37.1 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2022, we had total unrecognized tax benefits of $46.1 million, of which $29.5 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, we had interest and penalties for a net expense (benefit) of $4.3 million, $2.6 million, and $(4.5) million, respectively, in the consolidated statements of income (loss). As of December 31, 2023 and 2022, we have accrued interest and penalties in the consolidated balance sheets of $16.3 million and $12.0 million, respectively.
Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for unrecognized tax benefits will decrease within the next 12 months by a range of $7.1 million to $27.1 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in Millions)	2023	2022	2021
Balance at beginning of year	$46.1	$41.9	$76.2
Increases related to positions taken in the current year	2.4	4.8	2.4
Increases and decreases related to positions taken in prior years	3.5	2.9	(26.4)
Decreases related to lapse of statutes of limitations	(0.8)	(3.5)	(10.3)
Settlements during the current year	—	—	—
Decreases for tax positions on dispositions	—	—	—
Balance at end of year (1)	$51.2	$46.1	$41.9
____________________
(1)At December 31, 2023, 2022, and 2021 we recognized an offsetting non-current asset of $12.9 million, $12.8 million, and $14.4 million respectively, relating to the indirect income tax benefits associated with specific uncertain tax positions presented above.

Note 13: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2023	2022
Short-term foreign debt (1)	$98.0	$81.8
Commercial paper (2)	739.5	370.5
Total short-term debt	$837.5	$452.3
Current portion of long-term debt	96.5	88.5
Total short-term debt and current portion of long-term debt (3)	$934.0	$540.8
____________________
(1)At December 31, 2023, the average effective interest rate on the borrowings was 14.2 percent.
(2)At December 31, 2023, the average effective interest rate on the borrowings was 6.11 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2023		December 31,
	Interest Rate Percentage	Maturity Date	2023	2022
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discounts of $1.8 and $0.6, respectively)	3.2% - 6.4%	2026 - 2053	2,998.2	1,899.4
2021 Term Loan Facility	—%	—	—	800.0
Revolving Credit Facility (1)	8.0%	2027	—	—
Foreign debt	14.6% - 17.4%	2024	96.5	88.5
Debt issuance cost			(24.5)	(16.1)
Total long-term debt			$3,120.1	$2,821.7
Less: debt maturing within one year			96.5	88.5
Total long-term debt, less current portion			$3,023.6	$2,733.2
____________________
(1)Letters of credit outstanding under the Revolving Credit Facility totaled $251.5 million and available funds under this facility were $1,009.0 million at December 31, 2023.

Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2023, are $96.5 million in 2024, $0.0 million in 2025, $1,000.0 million in 2026, $0.0 million in 2027, $0.0 million in 2028 and $2,050.0 million thereafter.
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
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). In June 2023, the Company entered into Amendment No. 1 to that certain Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022. In November 2023, the Company further amended its credit agreement to provide additional financial flexibility given current market challenges, which are expected to persist during the covenant relief period. As defined in the amendment, the maximum leverage ratio is increased to 6.50 through the period ending June 30, 2024. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended September 30, 2025. The amendment also lowers the minimum interest coverage ratio to 2.50 beginning with the quarter ended December 31, 2023 and then incrementally increases during the covenant relief period. The minimum interest coverage ratio will return to the current level of 3.50 beginning with the quarter ended September 30, 2025. Additionally, the Company shall not repurchase shares during the covenant relief period, with the exception of share repurchases under our equity compensation plans.
Our actual leverage for the four consecutive quarters ended December 31, 2023 was 4.17 which is below the maximum leverage of 6.50. Our actual interest coverage for the four consecutive quarters ended December 31, 2023 was 4.13 which is above the minimum interest coverage of 2.50. We were in compliance with all covenants at December 31, 2023.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2023	2022
Discount rate qualified	4.97%	5.16%
Discount rate nonqualified plan	4.78%	4.99%
Discount rate other benefits	4.83%	5.03%
Rate of compensation increase	3.10%	3.10%

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2023	2022	2023	2022
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,044.3	$1,354.0	$11.2	$13.7
Service cost	2.6	3.6	—	—
Interest cost	50.4	29.3	0.5	0.3
Actuarial loss (gain) (2)	19.0	(256.2)	(1.4)	(1.7)
Foreign currency exchange rate changes and other	—	(0.5)	—	—
Plan participants’ contributions	—	—	0.3	0.3
Settlements	(1.0)	(2.2)	—	—
Benefits paid	(83.1)	(83.7)	(1.4)	(1.4)
Projected benefit obligation at December 31	$1,032.2	$1,044.3	$9.2	$11.2
Change in plan assets
Fair value of plan assets at January 1	$1,044.1	$1,372.0	$(0.1)	$—
Actual return on plan assets	79.2	(245.3)	—	—
Foreign currency exchange rate changes	0.3	3.1	—	—
Company contributions	1.2	3.5	1.2	1.0
Plan participants’ contributions	—	—	0.3	0.3
Settlements	(0.4)	(5.5)	—	—
Benefits paid	(83.1)	(83.7)	(1.4)	(1.4)
Fair value of plan assets at December 31	$1,041.3	$1,044.1	$—	$(0.1)
Funded Status
U.S. plans with assets	$30.7	$22.4	$—	$—
U.S. plans without assets	(14.7)	(14.6)	(9.2)	(11.3)
Non-U.S. plans with assets	(1.6)	(1.2)	—	—
All other plans	(5.3)	(6.8)	—	—
Net funded status of the plan (liability)	$9.1	$(0.2)	$(9.2)	$(11.3)
Amount recognized in the consolidated balance sheets:
Pension asset (3)	$30.7	$22.4	$—	$—
Accrued benefit liability (4)	(21.6)	(22.6)	(9.2)	(11.3)
Total	$9.1	$(0.2)	$(9.2)	$(11.3)
____________________
(1)Refer to Note 10 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.
(2)The actuarial loss in 2023 and gain in 2022 were primarily driven by the change in discount rate on the U.S. qualified plan.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2023	2022	2023	2022
Prior service (cost) credit	$(0.1)	$(0.3)	$—	$—
Net actuarial (loss) gain	(309.9)	(337.6)	5.3	4.9
Accumulated other comprehensive income (loss) – pretax	$(310.0)	$(337.9)	$5.3	$4.9
Accumulated other comprehensive income (loss) – net of tax	(229.9)	(252.7)	3.9	3.6
____________________
(1)     Refer to Note 10 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

The accumulated benefit obligation for all pension plans was $1,027.0 million and $1,036.7 million at December 31, 2023 and 2022, respectively. The following table presents the information for pension plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022.

(in Millions)	December 31
	2023	2022
Projected benefit obligations	$25.2	$26.2
Accumulated benefit obligations	26.1	26.2
Fair value of plan assets	3.6	3.6

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2023	2022	2023	2022
Current year net actuarial loss (gain)	$(12.2)	$22.1	$(1.4)	$(1.7)
Amortization of net actuarial (loss) gain	(15.5)	(12.4)	1.0	0.8
Amortization of prior service (cost) credit	(0.1)	(0.2)	—	—
Settlement loss	(0.1)	(0.5)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(27.9)	$9.0	$(0.4)	$(0.9)
Total recognized in other comprehensive (income) loss, after taxes	(22.8)	7.2	(0.3)	(1.1)
____________________
(1)     Refer to Note 10 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2023	2022	2021	2023	2022	2021
Discount rate	5.16%	2.84%	2.49%	5.03%	2.39%	1.91%
Expected return on plan assets	4.75%	2.50%	2.25%	—	—	—
Rate of compensation increase	3.10%	3.10%	3.10%	—	—	—
Components of net annual benefit cost:
Service cost	$2.6	$3.6	$4.7	$—	$—	$—
Interest cost	50.4	29.3	24.5	0.5	0.3	0.3
Expected return on plan assets	(47.5)	(33.1)	(31.9)	—	—	—
Amortization of prior service cost	0.1	0.2	0.2	—	—	—
Amortization of net actuarial and other (gain) loss	15.3	12.4	12.5	(0.9)	(0.8)	(0.8)
Recognized (gain) loss due to curtailments (2)	0.4	—	—	—	—	—
Recognized (gain) loss due to settlement	—	0.5	1.0	—	—	—
Net annual benefit cost (income)	$21.3	$12.9	$11.0	$(0.4)	$(0.5)	$(0.5)
___________________
(1)     Refer to Note 10 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.
(2)    During the year ended December 31, 2023, as a result of restructuring activities planned in connection with Project Focus, we triggered a curtailment of our U.S. pension plans. The associated curtailment expense is recorded within "Non-operating pension and postretirement charges (income)" on the consolidated statements of income (loss).
Our U.S. qualified defined benefit pension plan ("U.S. Plan") holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 4.75 percent for the year ended December 31, 2023, 2.50 percent for the year ended December 31, 2022, and 2.25 percent for the year ended December 31, 2021. The expected long-term rate of return on these plan assets increased by 2.25 percent in 2023 compared to 2022 primarily due to fluctuating yields on corporate bonds. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.3 percent, is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2023 by asset category continues to be 100 percent fixed income investments.
Our U.S. Plan is fully funded and, effective July 1, 2007, all newly hired and rehired salaried and nonunion hourly employees are not eligible for the U.S. Plan. As such, the primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is also limited. The portfolio is comprised of 100 percent fixed income securities and cash. Investment performance and related risks are measured and monitored on an ongoing basis through monthly liability measurements, periodic asset liability studies, and quarterly investment portfolio reviews. We use the fair value approach for our liability-hedging asset class. This class of assets is comprised solely of fixed income securities and therefore, provides a natural hedge (liability-hedging assets) against the changes in the recorded amount of net periodic benefit cost.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 19 to the consolidated financial statements included within this Form 10-K for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$3.0	$3.0	$—	$—
Fixed income investments:
Investment contracts	114.9	—	114.9	—
U.S. Government Securities	204.6	204.6	—	—
Mutual funds	13.1	13.1	—	—
Corporate debt instruments	705.7	—	705.7	—
Total assets	$1,041.3	$220.7	$820.6	$—

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$22.8	$22.8	$—	$—
Fixed income investments:
Investment contracts	116.4	—	116.4	—
U.S. Government Securities	207.4	207.4	—	—
Mutual funds	29.3	29.3	—	—
Corporate debt instruments	668.2	—	668.2	—
Total assets	$1,044.1	$259.5	$784.6	$—

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2023	2022
U.S. qualified pension plan	$—	$—
U.S. nonqualified pension plan	1.1	3.4
Non-U.S. plans	0.1	0.1
Other postretirement benefits	1.2	1.0
Total	$2.4	$4.5
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

	Estimated Net Future Benefit Payments
(in Millions)	2024	2025	2026	2027	2028	2029 - 2033
Pension Benefits	$88.5	$85.5	$85.3	$83.3	$81.9	$382.4
Other Benefits	1.3	1.2	1.1	1.1	1.0	3.6

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to 5 percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of 5 percent of the employee’s eligible compensation. Charges against income for all contributions were $19.1 million in 2023, $17.5 million in 2022, and $15.6 million in 2021.
Note 15: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation 2023 Incentive Stock Plan (the "Plan") was approved on April 27, 2023, and provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the "Committee"), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The Plan replaced the FMC Corporation Incentive Compensation and Stock Plan (the "2017 Plan"), as amended and restated on April 25, 2017. The maximum number of shares of our common stock that may be issued under the Plan is based on the sum of: (i) 5.0 million shares, (ii) the number of shares remaining available for grant under the 2017 Plan (1.6 million shares), and (iii) the number of shares underlying the 2017 Plan awards that were outstanding as of April 27, 2023, to the extent those shares are recycled into the Plan (in connection with the forfeiture, termination, cancellation or expiration). Historically, forfeitures of awards have been immaterial and this population is not expected to have a significant impact on the total approved share balance. Approximately 6.6 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2023. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
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
At December 31, 2023 and 2022, there were restricted stock units representing an aggregate of 173,487 shares and 284,201 shares of common stock, respectively, credited to the directors’ accounts.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2023	2022	2021
Stock option expense, net of taxes of $1.5 in 2023, $1.3 in 2022 and $1.0 in 2021 (1)	$5.9	$4.9	$3.7
Restricted stock expense, net of taxes of $2.4 in 2023, $2.3 in 2022 and $1.9 in 2021 (2)	9.0	8.5	7.2
Performance based expense, net of taxes of $1.5 in 2023, $1.5 in 2022 and $0.8 in 2021	5.6	5.7	3.2
Total stock compensation expense, net of taxes of $5.4 in 2023, $5.1 in 2022 and $3.7 in 2021 (3)	$20.5	$19.1	$14.1
____________________
(1)We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.
(2)We applied an estimated forfeiture rate of 2.0% of outstanding grants in the calculation of the expense.
(3)This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss).

We received $5.3 million, $9.4 million and $7.9 million in cash related to stock option exercises for the years ended December 31, 2023, 2022 and 2021, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2023, 2022 and 2021 came from treasury shares.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2023, 2022 and 2021 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The dividend yield assumption reflects anticipated dividends on our common stock. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2023	2022	2021
Expected dividend yield	1.80%	1.85%	1.83%
Expected volatility	31.99%	33.18%	32.75%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	4.00%	1.91%	0.92%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $42.08, $33.53 and $28.31 per share, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2023:

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2020 (388 shares exercisable and 818 shares expected to vest or be exercised)	1,235	7.0 years	$70.44	$54.9
Granted	235		105.00
Exercised	(166)		49.56	9.8
Forfeited	(50)		89.18
December 31, 2021 (605 shares exercisable and 622 shares expected to vest or be exercised)	1,254	6.2 years	$78.95	$38.8
Granted	248		114.90
Exercised	(166)		62.74	9.6
Forfeited	(31)		102.32
December 31, 2022 (672 shares exercisable and 607 shares expected to vest or be exercised)	1,305	6.1 years	$87.35	$48.9
Granted	222		128.92
Exercised	(88)		62.42	4.6
Forfeited	(43)		114.15
December 31, 2023 (824 shares exercisable and 551 shares expected to vest or be exercised)	1,396	5.6 years	$94.73	$1.6

The number of stock options indicated in the above table as being exercisable as of December 31, 2023, had an intrinsic value of $1.6 million, a weighted-average remaining contractual term of 3.9 years, and a weighted-average exercise price of $79.37.
As of December 31, 2023, we had total remaining unrecognized compensation cost related to unvested stock options of $6.7 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.55 years.
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
We grant performance based share awards which represent a target number of shares of common stock to be awarded upon settlement based on the achievement of certain performance metrics. The primary performance metric is based on a total shareholder return ("TSR") relative to peer companies over a three year period. The secondary performance metric is based on a three year cumulative operating cash flow metric. The fair value of the equity classified performance-based share awards is determined based on the number of shares of common stock expected to be awarded and a Monte Carlo valuation model.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2023:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value Per Share	Number of awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	298	$79.91	202	$88.48
Granted	95	102.10	79	103.26
Vested	(108)	73.82	(86)	77.44
Forfeited	(15)	90.05	—	—
Nonvested at December 31, 2021	270	$89.56	195	$96.18
Granted	103	114.50	45	140.32
Vested	(102)	77.80	(102)	83.74
Forfeited	(14)	102.64	(2)	125.60
Nonvested at December 31, 2022	257	$104.54	136	$120.47
Granted	118	110.71	81	137.18
Vested	(78)	93.32	(58)	108.57
Forfeited	(15)	114.88	(6)	136.25
Nonvested at December 31, 2023	282	$109.67	153	$131.60

As of December 31, 2023, we had total remaining unrecognized compensation cost related to unvested restricted awards of $12.2 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.85 years.

Note 16: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2020	185,983,792	56,630,209
Stock options and awards	—	(300,594)
Repurchases of common stock, net	—	3,954,698
December 31, 2021	185,983,792	60,284,313
Stock options and awards	—	(286,805)
Repurchases of common stock, net	—	875,480
December 31, 2022	185,983,792	60,872,988
Stock options and awards	—	(301,008)
Repurchases of common stock, net	—	651,052
December 31, 2023	185,983,792	61,223,032

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$24.0	$(71.8)	$(232.9)	$(280.7)
2021 Activity
Other comprehensive income (loss) before reclassifications	$(86.5)	$44.1	$(17.4)	$(59.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5.5	9.5	15.0
Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$(62.5)	$(22.2)	$(240.8)	$(325.5)
2022 Activity
Other comprehensive income (loss) before reclassifications	$(102.2)	$(65.4)	$(15.7)	$(183.3)
Amounts reclassified from accumulated other comprehensive income (loss)	4.2	35.9	9.1	49.2

Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
2023 Activity
Other comprehensive income (loss) before reclassifications	$29.2	$(72.4)	$11.4	$(31.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	73.9	11.0	84.9
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
____________________
(1)See Note 19 to the consolidated financial statements included within this Form 10-K for more information.
(2)See Note 14 to the consolidated financial statements included within this Form 10-K for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income (loss) for each of the periods presented.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item in the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2023	2022	2021
Foreign currency translation adjustments:
Exit from Russian Operations (2)	$—	$(4.2)	$—	Restructuring and other charges (income)

Derivative instruments:
Gain (loss) on foreign currency contracts	$(110.5)	$(57.5)	$(4.7)	Costs of sales and services
Gain (loss) on foreign currency contracts	7.3	6.5	1.7	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(2.4)	(4.0)	(4.2)	Interest expense, net
Total before tax	$(105.6)	$(55.0)	$(7.2)
	31.7	19.1	1.7	Provision for income taxes
Amount included in net income	$(73.9)	$(35.9)	$(5.5)

Pension and other postretirement benefits (3):
Amortization of prior service costs	$(0.1)	$(0.1)	$(0.2)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(13.8)	(10.9)	(10.8)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	—	(0.5)	(1.0)	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(13.9)	$(11.5)	$(12.0)
	2.9	2.4	2.5	Provision for income taxes; Discontinued operations, net of income taxes
Amount included in net income	$(11.0)	$(9.1)	$(9.5)

Total reclassifications for the period	$(84.9)	$(49.2)	$(15.0)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)The reclassification of historical cumulative translation adjustments was the result of the exit from our Russian operations. See Note 8 within these consolidated financial statements for more information.
(3)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 14 to the consolidated financial statements included within this Form 10-K.
Dividends and Share Repurchases
On January 18, 2024, we paid dividends totaling $72.5 million to our shareholders of record as of December 29, 2023. This amount is included in "Accrued and other liabilities" on the consolidated balance sheets as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, we paid $290.5 million, $267.5 million and $247.2 million in dividends, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The $1 billion share repurchase program replaced in its entirety the previous authorization. In 2023, 651,052 shares were repurchased under the publicly announced repurchase program. At December 31, 2023, approximately $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax imposed by the Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired and was not material during the year ended December 31, 2023.

Note 17: Leases
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
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable or our incremental borrowing rate at the lease commencement date. When determining our incremental borrowing rate, we consider our centralized treasury function and our current credit profile. We then make adjustments to this rate for securitization, the length of the lease term, and leases denominated in foreign currencies. Minimum lease payments are expensed over the term of the lease on a straight-line basis. Some leases may require additional contingent or variable lease payments based on factors specific to the individual agreement. Variable lease payments for which we are typically responsible include payment of vehicle insurance, real estate taxes, and maintenance expenses.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We rent or sublease a small number of assets including equipment and office space to third-party companies. These third-party arrangements include a small number of transition service arrangements from recent acquisitions. Rental income from all subleases is not material to our business.

The ROU asset and lease liability balances as of December 31, 2023 and 2022 were as follows:

(in Millions)	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$121.8	$123.8
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$24.4	$22.0
Operating lease noncurrent liabilities	Other long-term liabilities	123.2	128.6

The components of lease expense for the year ended December 31, 2023, 2022, and 2021 were as follows:

(in Millions)	Lease Cost Classification	2023	2022	2021
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$33.2	$32.9	$33.9
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	13.3	6.3	4.7
Total lease cost		$46.5	$39.2	$38.6

December 31, 2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	4.4%

(in Millions)	Year ended December 31, 2023	Year ended December 31, 2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(35.9)	$(33.9)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$21.4	$20.1

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table represents our future minimum operating lease payments as of, and subsequent to, December 31, 2023 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2024	$29.9
2025	25.8
2026	22.5
2027	20.8
2028	17.7
Thereafter	57.1
Total undiscounted lease payments	$173.8
Less: Present value adjustment	(26.2)
Present value of lease liabilities	$147.6

Note 18: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2023, 2022 and 2021 there were 0.7 million, 0.4 million and 0.2 million potential common shares excluded from Diluted EPS, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2023	2022	2021
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$1,420.0	$833.7	$807.8
Discontinued operations, net of income taxes	(98.5)	(97.2)	(68.2)
Net income (loss) attributable to FMC stockholders	$1,321.5	$736.5	$739.6
Less: Distributed and undistributed earnings allocable to restricted award holders	(2.7)	(1.7)	(1.8)
Net income (loss) allocable to common stockholders	$1,318.8	$734.8	$737.8

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$11.34	$6.60	$6.29
Discontinued operations	(0.79)	(0.77)	(0.53)
Net income (loss)	$10.55	$5.83	$5.76

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$11.31	$6.58	$6.26
Discontinued operations	(0.78)	(0.77)	(0.53)
Net income (loss)	$10.53	$5.81	$5.73

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,060	125,975	128,403
Weighted average additional shares assuming conversion of potential common shares	473	732	743
Shares – diluted basis	125,533	126,707	129,146

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts, commodity forward and option contracts, and interest rate contracts are included in the tables within this Note. The estimated fair value of debt is $3,988.2 million and $3,118.6 million and the carrying amount is $3,957.6 million and $3,274.0 million as of December 31, 2023 and 2022, respectively.

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
As of December 31, 2023, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $5.3 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2024. At December 31, 2023, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $841.7 million.
At December 31, 2023 we had no interest rate swap contracts.
In conjunction with the issuance of the Senior Notes on May 18, 2023, we settled on various interest rate swap agreements, which were entered into to hedge the variability in treasury rates. This settlement resulted in a gain of $29.7 million, which was recorded in other comprehensive income and will be amortized over the various terms of the Senior Notes. Refer to Note 13 for further details on the Senior Notes. Additionally, in prior periods, we settled on various interest rate swap agreements related to several bond issuances to hedge the variability in treasury rates and recorded a loss in other comprehensive income, which is also being amortized over the various terms of those notes. As of December 31, 2023, there was a remaining net after-tax loss of $27.8 million in AOCI related to these settlements.
As of December 31, 2023, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2023, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $5.3 million of net after-tax losses, representing open foreign currency exchange contracts will be realized in earnings during the twelve months ending December 31, 2024 if spot rates in the future are consistent with forward rates as of December 31, 2023. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the "Costs of sales and services" line in the consolidated statements of income (loss).

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,860.7 million at December 31, 2023.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2023 and 2022:

	December 31, 2023
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$2.7	$3.0	$5.7	$(5.5)	$0.2
Total derivative assets (1)	$2.7	$3.0	$5.7	$(5.5)	$0.2

Foreign exchange contracts	$(9.7)	$(7.4)	$(17.1)	$5.5	$(11.6)
Total derivative liabilities (2)	$(9.7)	$(7.4)	$(17.1)	$5.5	$(11.6)

Net derivative assets (liabilities)	$(7.0)	$(4.4)	$(11.4)	$—	$(11.4)

	December 31, 2022
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$10.5	$6.4	$16.9	$(16.1)	$0.8
Interest rate contracts	12.4	—	12.4	—	12.4
Total derivative assets (1)	$22.9	$6.4	$29.3	$(16.1)	$13.2

Foreign exchange contracts	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)
Total derivative liabilities (2)	$(25.1)	$(8.8)	$(33.9)	$16.1	$(17.8)

Net derivative assets (liabilities)	$(2.2)	$(2.4)	$(4.6)	$—	$(4.6)
____________________
(1)    Net balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments:

Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Interest rate	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2020	$(11.6)	$(60.2)	$(71.8)
2021 Activity
Unrealized hedging gains (losses) and other, net of tax	$40.5	$3.6	$44.1
Reclassification of deferred hedging (gains) losses, net of tax (1)	2.2	3.3	5.5
Total derivative instrument impact on comprehensive income, net of tax	$42.7	$6.9	$49.6

Accumulated other comprehensive income (loss), net of tax at December 31, 2021	$31.1	$(53.3)	$(22.2)
2022 Activity
Unrealized hedging gains (losses) and other, net of tax	$(86.3)	$20.9	$(65.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)	32.8	3.1	35.9
Total derivative instrument impact on comprehensive income, net of tax	$(53.5)	$24.0	$(29.5)

Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(22.4)	$(29.3)	$(51.7)
2023 Activity
Unrealized hedging gains (losses) and other, net of tax	$(72.0)	$(0.4)	$(72.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)	72.0	1.9	73.9
Total derivative instrument impact on comprehensive income, net of tax	$—	$1.5	$1.5

Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(22.4)	$(27.8)	$(50.2)
____________________
(1)Amounts are included in "Costs of sales and services", "Selling, general and administrative expenses", and "Interest expense" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Year Ended December 31,
(in Millions)	2023	2022	2021
Foreign exchange contracts	$(33.7)	$(37.2)	$(47.7)
Total	$(33.7)	$(37.2)	$(47.7)
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

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets:

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2) (3)	47.1	23.8	—	23.3
Total Assets	$47.3	$23.8	$0.2	$23.3

Liabilities
Derivatives – Foreign exchange (1)	$11.6	$—	$11.6	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2)	24.4	24.4	—	—
Total Liabilities	$36.0	$24.4	$11.6	$—

(in Millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.8	$—	$0.8	$—
Derivatives - Interest Rate (1)	12.4	—	12.4	—
Other (2) (3)	41.8	22.5	—	19.3
Total Assets	$55.0	$22.5	$13.2	$19.3

Liabilities
Derivatives – Foreign exchange (1)	$17.8	$—	$17.8	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2)	23.5	23.5	—	—
Total Liabilities	$41.3	$23.5	$17.8	$—
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
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2023. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$69.6
Other debt guarantees (2)	67.9
Total	$137.5
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

Commitments
Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $325.4 million as of December 31, 2023. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Contingencies
Securities Litigation. On November 9, 2023, a purported FMC shareholder filed a putative class action complaint (Heeg v. FMC Corporation, et al.) in the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) and named as defendants FMC and certain of its current executives (the “Defendants”). The complaint alleges, generally, that FMC made misrepresentations regarding business, operations, and prospects, including allegations that the Defendants failed to disclose: (1) the diminishment of patent protection for flagship products in certain markets, including India, China, and Brazil; and (2) the status of proceedings related to FMC’s patent protection efforts. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired FMC stock during the period November 2, 2022 to October 20, 2023. On November 14, 2023, a purported FMC shareholder filed Employer-Teamsters Local v. FMC Corporation, et al., a putative class action complaint in the EDPA, asserting similar claims against the same defendants, based on similar substantive allegations as Heeg. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired FMC stock during the period November 2, 2022 to October 20, 2023. On December 7, 2023, a purported FMC shareholder filed Oklahoma Firefighters Pension v. FMC Corporation, et al., a putative class action complaint in the EDPA, asserting similar claims against the same defendants, based on similar substantive allegations as Heeg. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired FMC stock during the period February 9, 2022 to October 20, 2023. In January 2024, certain shareholders filed motions to consolidate the various putative cases and to appoint them as lead plaintiff. The district court has not yet ruled on the motions. By stipulation of the parties, the Defendants have no obligation to respond to the complaints until after a lead plaintiff is appointed and an operative complaint is identified or a consolidated amended complaint is filed. FMC believes the Defendants have meritorious defenses and intends to defend itself and the Defendants vigorously.
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
Paraquat cases. Along with Chevron USA Inc. and Syngenta AG, FMC has been named in approximately 500 cases pending in the Philadelphia Court of Common Pleas Mass Tort Program; these cases are in a preliminary pleading phase under review by the presiding judge. In general, plaintiffs allege they were exposed to paraquat, and as a result of this exposure, they developed disease or other health conditions. Chevron and Syngenta (or their predecessors) were registrants of paraquat products in the United States. FMC is not aware of ever having registered any paraquat products in the United States. FMC believes the Company has meritorious defenses and intends to defend itself vigorously.
Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments or obligations incident to the ordinary course of business.
In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters and labor cases related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $5.8 million and $6.2 million as of December 31, 2023 and 2022, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $92 million at December 31, 2023. We defend these cases vigorously through to final judgment at the final level of adjudication. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In India, we are subject to audits or other proceedings by tax authorities regarding certain alleged additional indirect taxes related to our operations. Indian tax authorities have recently begun auditing or investigating many companies, including our FMC subsidiary in India, on the goods and service tax ("GST") indirect tax law which came into force in 2017. Such proceedings and potential future litigations, in which the tax authorities are challenging the technical tax position taken by the Company, take many years to resolve as the matters are heard and decided upon by tax authorities or courts. We have provided reserves for such historical Indian tax matters that we consider probable and a reasonable estimate of the obligation as of December 31, 2021 was approximately $33.5 million. As of December 31, 2023, the majority of these matters have been settled and the remaining obligation is immaterial. The timing and amount of the remaining obligations will vary based on final negotiations and the reserve will be reduced as these payments are made.
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
See Note 11 to the consolidated financial statements included within this Form 10-K for the Portland Harbor site for legal proceedings associated with our environmental contingencies.

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

For revenue by major geographical region, refer to Note 3 to the consolidated financial statements included within this Form 10-K. The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2023	2022
Long-lived assets (1)
North America (2)	$1,063.4	$1,060.7
Latin America	714.8	759.0
Europe, Middle East, and Africa (2)	1,718.2	1,684.1
Asia (2)	1,964.1	2,018.2
Total	$5,460.5	$5,522.0
____________________
(1)Geographic long-lived assets exclude long-term deferred income taxes.
(2)The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2023 and 2022 are Singapore, which totaled $1,699.6 million and $1,745.0 million, the U.S., which totaled $1,036.7 million and $1,047.4 million and Denmark, which totaled $1,334.0 million and $1,075.7 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 22: Supplemental Information
The following tables present details of prepaid and other current assets, other assets including long-term receivables, net, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2023	2022
Prepaid and other current assets
Prepaid insurance	$15.3	$12.6
Tax related items including value added tax receivables	241.9	172.4
Refund asset (1)	59.5	36.8
Environmental obligation recoveries (Note 11)	1.5	3.2
Derivative assets (Note 19)	0.2	13.2
Other prepaid and current assets	80.5	105.4
Total	$398.9	$343.6

(in Millions)	December 31,
	2023	2022
Other assets including long-term receivables, net
Non-current receivables (Note 9)	$19.5	$60.8
Advance to contract manufacturers	97.1	119.4
Capitalized software, net	123.3	133.0
Environmental obligation recoveries (Note 11)	3.4	3.2
Beneficial interest in trade receivables securitization (Note 19)	23.3	19.3
Income taxes indirect benefits	19.7	21.2
Operating lease ROU asset (Note 17)	121.8	123.8
Deferred compensation arrangements (Note 19)	23.8	22.5
Pension and other postretirement benefits (Note 14)	30.7	22.4
Other long-term assets	26.9	34.9
Total	$489.5	$560.5
(1)In accordance with revenue standard requirements, a sales return liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding refund asset to recover the product from the customer. See (1) below.

(in Millions)	December 31,
	2023	2022
Accrued and other liabilities
Restructuring reserves (Note 8)	$47.4	$7.6
Dividend payable (Note 16)	72.5	72.7
Accrued payroll	55.5	99.8
Environmental reserves, current, net of recoveries (Note 11)	97.4	90.1
Derivative liabilities (Note 19)	11.6	17.8
Furadan® product exit asset retirement obligations (Note 1)	5.0	10.0
Operating lease current liabilities (Note 17)	24.4	22.0
Other accrued and other liabilities (1)	371.0	281.8
Total	$684.8	$601.8

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2023	2022
Other long-term liabilities
Restructuring reserves (Note 8)	$3.0	$3.0
Asset retirement obligations, long-term (Note 1)	1.4	6.0
Transition tax related to Tax Cuts and Jobs Act (2)	23.3	62.6
Contingencies related to uncertain tax positions (Note 12)	62.4	52.4
Deferred compensation arrangements (Note 19)	24.4	23.5
Self-insurance reserves (primarily workers' compensation)	2.3	3.4
Lease obligations (Note 17)	123.2	128.6
Reserve for discontinued operations (Note 10)	135.6	127.2
Unfavorable contracts	5.6	10.1
Other long-term liabilities	26.2	28.6
Total	$407.4	$445.4
____________________
(1)Other accrued and other liabilities includes our estimated liability for sales returns.
(2)Represents noncurrent portion of overall transition tax to be paid over the next two years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 23: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2023				2022
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$1,344.3	$1,014.5	$981.9	$1,146.1	$1,350.8	$1,452.3	$1,377.2	$1,622.0
Gross margin	581.3	432.8	381.2	435.7	572.7	591.0	477.5	685.6
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, non-operating pension and postretirement charges (income), interest expense, net and income taxes	304.5	132.2	100.8	18.1	303.3	235.9	210.6	394.5
Income (loss) from continuing operations	207.4	53.9	4.6	1,153.6	226.8	142.0	134.5	335.4
Discontinued operations, net of income taxes	(11.5)	(21.5)	(8.3)	(57.2)	(15.2)	(10.8)	(16.2)	(55.0)
Net income (loss)	$195.9	$32.4	$(3.7)	$1,096.4	$211.6	$131.2	$118.3	$280.4
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	1.9	(0.2)	(2.1)	4.2	(3.0)	(2.7)	6.5
Net income (loss) attributable to FMC stockholders	$196.0	$30.5	$(3.5)	$1,098.5	$207.4	$134.2	$121.0	$273.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$207.5	$52.0	$4.8	$1,155.7	$222.6	$145.0	$137.2	$328.9
Discontinued operations, net of income taxes	(11.5)	(21.5)	(8.3)	(57.2)	(15.2)	(10.8)	(16.2)	(55.0)
Net income (loss)	$196.0	$30.5	$(3.5)	$1,098.5	$207.4	$134.2	$121.0	$273.9
Basic earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.65	$0.41	$0.04	$9.23	$1.77	$1.15	$1.09	$2.61
Discontinued operations	(0.09)	(0.17)	(0.07)	(0.46)	(0.12)	(0.09)	(0.13)	(0.44)
Basic net income (loss) per common share	$1.56	$0.24	$(0.03)	$8.77	$1.65	$1.06	$0.96	$2.17
Diluted earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$1.64	$0.41	$0.04	$9.23	$1.76	$1.15	$1.08	$2.61
Discontinued operations	(0.09)	(0.17)	(0.07)	(0.46)	(0.12)	(0.09)	(0.13)	(0.44)
Diluted net income (loss) per common share	$1.55	$0.24	$(0.03)	$8.77	$1.64	$1.06	$0.95	$2.17
Weighted average shares outstanding:
Basic	125.3	125.1	124.9	124.9	126.1	126.2	126.2	125.6
Diluted	126.1	125.7	125.3	125.2	126.8	126.9	126.9	126.4
____________________
(1)The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of unrecognized tax benefits
As discussed in Note 12, the Company has $51.2 million of unrecognized tax benefits as of December 31, 2023. The Company recognizes the largest amount of tax benefit that it believes is more than 50 percent likely to be sustained. A significant amount of the Company’s earnings are generated by certain foreign subsidiaries whose earnings are taxed at lower rates than the United States federal statutory rate.
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
•Evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions
•Considering applicable settlements with taxing authorities; and
•Evaluating the Company’s determination of unrecognized tax benefits.

/s/ KPMG LLP

We have served as the Company's auditor since 1928.

Philadelphia, Pennsylvania
February 27, 2024

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2023, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2023, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2024

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Provision (Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries, write-offs and other (1)	Balance, End of Year
December 31, 2023
Reserve for doubtful accounts (2)	$78.4	6.3	—	(28.5)	$56.2
Deferred tax valuation allowance	457.6	130.5	0.3	—	588.4
December 31, 2022
Reserve for doubtful accounts (2)	$65.1	(0.5)	—	13.8	$78.4
Deferred tax valuation allowance	398.7	61.5	(2.6)	—	457.6
December 31, 2021
Reserve for doubtful accounts (2)	$52.6	21.1	—	(8.6)	$65.1
Deferred tax valuation allowance	335.6	61.4	1.7	—	398.7
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

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal controls over financing reporting.

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2023, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 30, 2024 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee" in the Proxy Statement, and information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy" in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled "VI. Executive Compensation" with respect to executive compensation, in the section titled "IV. Information About the Board of Directors and Corporate Governance—Director Compensation" and "—Corporate Governance—Compensation and Human Capital Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled "V. Security Ownership of FMC Corporation" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2023. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

(Shares in thousands)	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,004	$94.73	6,600
____________________
(1)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $94.73 and the weighted-average term-to-expiration is 5.6 years.
(2)Includes 1,396 thousand stock options and 435 thousand restricted stock awards granted to employees and 173 thousand restricted stock units held by directors.
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
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA. Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2023, 2022, and 2021	112
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

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through April 30, 2019 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 8, 2019)

*3.2	Restated By-Laws of FMC Corporation as of December 14, 2022 (Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2022)

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

*4.7
Fifth Supplemental Indenture, dated as of May 18, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on May 18, 2023)

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
Amendment No. 1, dated as of June 27, 2022, to the Term Loan Agreement, dated as of November 22, 2021, among FMC Corporation, the lenders party thereto, and Citibank, N.A., as administrative agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2022)

*10.1g
Amendment No. 1, dated as of June 30, 2023, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2023)

*10.1h
Amendment No. 2, dated as of November 7, 2023, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2023)

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

†*10.19
Executive Severance Agreement, dated April 1, 2019, between FMC Corporation and Michael Reilly (Exhibit 10.19 to the Annual Report on Form 10-K filed on February 25, 2021). Pursuant to Instruction 2 to Item 601 of Regulation S-K, Executive Severance Agreements that are substantially identical in all material respects, except as to the parties thereto and the dates thereof, between FMC Corporation and each of Ronaldo Pereira, Diane Allemang, Vsevolod Rostovtsev, and Jacqueline Scanlan were not filed.

†*10.20	Letter Agreement dated April 27, 2020 between FMC Corporation and Pierre Brondeau (Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2020)

†*10.21	FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 3, 2023).

†10.21a	Form of Employee Restricted Stock Unit Award under the FMC Corporation 2023 Incentive Stock Plan

†10.21b	Form of Employee Non-Qualified Stock Option Award under the FMC Corporation 2023 Incentive Stock Plan

†10.21c	Form of Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant under the FMC Corporation 2023 Incentive Stock Plan

†10.21d	Form of Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant under the FMC Corporation 2023 Incentive Stock Plan

†10.21e	Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Return on Invested Capital Metric)

†10.21f	Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Relative Total Shareholder Return Metric)

†10.21g	Form of Key Manager Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan

†10.22	FMC Corporation Compensation Policy for Non-Employee Directors (As Amended and Restated Effective April 27, 2023)

*18	KPMG LLP Preferability Letter Pension Accounting Change (Exhibit 18 to the Quarterly Report on Form 10-Q filed on November 2, 2022)

*18.1	KPMG LLP Preferability Letter Inventory Accounting Change (Exhibit 18.1 to the Quarterly Report on Form 10-Q filed on November 2, 2022)

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

97	Policy Relating to Recovery of Erroneously Awarded Compensation (Effective as of October 2, 2023)

101	Interactive Data File
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

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ ANDREW D. SANDIFER Andrew D. Sandifer	Executive Vice President and Chief Financial Officer	February 27, 2024

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Chief Accounting Officer, and Corporate Controller	February 27, 2024

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman	February 27, 2024

/S/ MARK A. DOUGLAS Mark A. Douglas	President, Chief Executive Officer, and Director	February 27, 2024

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 27, 2024

/S/ CAROL ANTHONY ("JOHN") DAVIDSON Carol Anthony ("John") Davidson	Director	February 27, 2024

/S/ KATHY L. FORTMANN Kathy L. Fortmann	Director	February 27, 2024

/S/ C. SCOTT GREER C. Scott Greer	Director	February 27, 2024

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 27, 2024

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 27, 2024

/S/ MARGARETH ØVRUM Margareth Øvrum	Director	February 27, 2024

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 27, 2024

/S/ PATRICIA VERDUIN PH.D. Patricia Verduin Ph.D.	Director	February 27, 2024