Form 10-Q
period 2024-03-31
FMC CORP
filed 2024-05-07
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of March 31, 2024, there were 124,817,570 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$918.0	$1,344.3
Costs and Expenses
Costs of sales and services	578.3	763.0
Gross margin	$339.7	$581.3
Selling, general and administrative expenses	163.9	185.9
Research and development expenses	60.9	78.4
Restructuring and other charges (income)	40.9	12.5
Total costs and expenses	$844.0	$1,039.8
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$74.0	$304.5
Non-operating pension and postretirement charges (income)	4.3	4.6
Interest expense, net	61.7	51.4
Income (loss) from continuing operations before income taxes	$8.0	$248.5
Provision (benefit) for income taxes	(1.4)	41.1
Income (loss) from continuing operations	$9.4	$207.4
Discontinued operations, net of income taxes	(12.5)	(11.5)
Net income (loss)	$(3.1)	$195.9
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	(0.1)
Net income (loss) attributable to FMC stockholders	$(2.7)	$196.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$9.8	$207.5
Discontinued operations, net of income taxes	(12.5)	(11.5)
Net income (loss) attributable to FMC stockholders	$(2.7)	$196.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.08	$1.65
Discontinued operations	(0.10)	(0.09)
Net income (loss) attributable to FMC stockholders	$(0.02)	$1.56
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.08	$1.64
Discontinued operations	(0.10)	(0.09)
Net income (loss) attributable to FMC stockholders	$(0.02)	$1.55

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023
(in Millions)	(unaudited)
Net income (loss)	$(3.1)	$195.9
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(36.7)	$20.1
Total foreign currency translation adjustments (1)	$(36.7)	$20.1
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $1.9 and $(4.1) for the three months ended March 31, 2024 and 2023, respectively	$3.7	$(37.3)
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax (expense) benefit of $(0.1) and $2.2 for the three months ended March 31, 2024 and 2023, respectively (2)	(0.3)	6.0
Total derivative instruments, net of tax expense (benefit) of $1.8 and $(1.9) for the three months ended March 31, 2024 and 2023, respectively	$3.4	$(31.3)
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three months ended March 31, 2024 and 2023, respectively	$(0.1)	$0.1
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax (expense) benefit of $0.7 and $0.8 for the three months ended March 31, 2024 and 2023, respectively (2)	2.6	2.8
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.7 and $0.8 for the three months ended March 31, 2024 and 2023, respectively	$2.5	$2.9
Other comprehensive income (loss), net of tax	$(30.8)	$(8.3)
Comprehensive income (loss)	$(33.9)	$187.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(1.1)	0.8
Comprehensive income (loss) attributable to FMC stockholders	$(32.8)	$186.8
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$417.8	$302.4
Trade receivables, net of allowance of $30.4 in 2024 and $29.1 in 2023	2,817.9	2,703.2
Inventories	1,587.1	1,724.6
Prepaid and other current assets	375.2	398.9
Total current assets	$5,198.0	$5,129.1
Investments	20.1	19.8
Property, plant and equipment, net	875.6	892.5
Goodwill	1,587.9	1,593.6
Other intangibles, net	2,432.9	2,465.1
Other assets including long-term receivables, net	488.8	489.5
Deferred income taxes	1,375.1	1,336.6
Total assets	$11,978.4	$11,926.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,311.1	$934.0
Accounts payable, trade and other	589.3	602.4
Advance payments from customers	88.7	482.1
Accrued and other liabilities	691.5	684.8
Accrued customer rebates	669.3	480.9
Guarantees of vendor financing	80.4	69.6
Accrued pension and other postretirement benefits, current	6.4	6.4
Income taxes	116.2	124.4
Total current liabilities	$3,552.9	$3,384.6
Long-term debt, less current portion	3,024.6	3,023.6
Accrued pension and other postretirement benefits, long-term	24.3	24.4
Environmental liabilities, continuing and discontinued	477.9	494.7
Deferred income taxes	151.6	158.1
Other long-term liabilities	414.2	407.4
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2024 or 2023	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2024 and 2023; 185,983,792 shares issued in 2024 and 2023	18.6	18.6
Capital in excess of par value of common stock	942.4	935.6
Retained earnings	6,511.8	6,587.1
Accumulated other comprehensive income (loss)	(436.6)	(406.5)
Treasury stock, common, at cost - 2024: 61,166,222 shares, 2023: 61,223,032 shares	(2,724.7)	(2,723.9)
Total FMC stockholders’ equity	$4,311.5	$4,410.9
Noncontrolling interests	21.4	22.5
Total equity	$4,332.9	$4,433.4
Total liabilities and equity	$11,978.4	$11,926.2

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(3.1)	$195.9
Discontinued operations, net of income taxes	12.5	11.5
Income (loss) from continuing operations	$9.4	$207.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$45.7	$44.7
Restructuring and other charges (income)	40.9	12.5
Deferred income taxes	(56.7)	(5.6)
Pension and other postretirement benefits	5.0	5.4
Share-based compensation	7.5	7.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(143.6)	(288.8)
Guarantees of vendor financing	10.8	(27.1)
Advance payments from customers	(393.4)	(665.9)
Accrued customer rebates	193.2	271.4
Inventories	127.3	(257.9)
Accounts payable, trade and other	1.6	(53.9)
Income taxes	27.4	23.0
Pension and other postretirement benefit contributions	(0.5)	(0.6)
Environmental spending, continuing, net of recoveries	(5.2)	(5.6)
Restructuring and other spending (1)	(42.4)	(2.1)
Change in other operating assets and liabilities, net (2)	30.1	(115.5)
Cash provided (required) by operating activities of continuing operations	$(142.9)	$(851.3)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(15.7)	$(6.4)
Other discontinued spending	(5.8)	(6.2)
Cash provided (required) by operating activities of discontinued operations	$(21.5)	$(12.6)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the three months ended March 31, 2024 and 2023 includes spending of $0.7 million and $0.5 million, respectively, related to the Furadan® asset retirement obligations. For additional detail on restructuring and other charges activities, see Note 8.
(2)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying Notes are an integral part of these consolidated financial statements.
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2024	2023
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(20.7)	$(46.9)
Acquisitions, including cost and equity method, net	(0.3)	(3.1)
Other investing activities	(2.7)	(4.4)
Cash provided (required) by investing activities of continuing operations	$(23.7)	$(54.4)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$379.9	$941.4
Issuances of common stock, net	—	2.3
Dividends paid (3)	(72.5)	(72.7)
Repurchases of common stock under publicly announced program	—	(25.0)
Other repurchases of common stock	(1.7)	(5.7)
Cash provided (required) by financing activities of continuing operations	$305.7	$840.3
Effect of exchange rate changes on cash and cash equivalents	(2.2)	0.4
Increase (decrease) in cash and cash equivalents	$115.4	$(77.6)
Cash and cash equivalents, beginning of period	$302.4	$572.0
Cash and cash equivalents, end of period	$417.8	$494.4
____________________
(3)See Note 13 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $27.2 million and $39.6 million, and income taxes paid, net of refunds were $20.9 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively. Non-cash additions to property, plant and equipment and other assets were $8.9 million and $22.5 million for the three months ended March 31, 2024 and 2023, respectively. Non-cash investing activities include a $9.9 investment representing the deferred purchase price in a trade receivables securitization program.

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2023	$18.6	$935.6	$6,587.1	$(406.5)	$(2,723.9)	$22.5	$4,433.4
Net income (loss)	—	—	(2.7)	—	—	(0.4)	(3.1)
Stock compensation plans	—	6.8	—	—	1.4	—	8.2
Shares for benefit plan trust	—	—	—	—	(0.5)	—	(0.5)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustments (1)	—	—	—	(36.0)	—	(0.7)	(36.7)
Dividends ($0.58 per share)	—	—	(72.6)	—	—	—	(72.6)
Repurchases of common stock	—	—	—	—	(1.7)	—	(1.7)
Balance at March 31, 2024	$18.6	$942.4	$6,511.8	$(436.6)	$(2,724.7)	$21.4	$4,332.9
____________________
(1)See consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2022	$18.6	$909.2	$5,555.9	$(459.6)	$(2,646.2)	$23.0	$3,400.9
Net income (loss)	—	—	196.0	—	—	(0.1)	195.9
Stock compensation plans	—	7.2	—	—	2.4	—	9.6
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.9	—	—	2.9
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(31.3)	—	—	(31.3)
Foreign currency translation adjustments (1)	—	—	—	19.2	—	0.9	20.1
Dividends ($0.58 per share)	—	—	(72.7)	—	—	—	(72.7)
Repurchases of common stock	—	—	—	—	(30.8)	—	(30.8)
Balance at March 31, 2023	$18.6	$916.4	$5,679.2	$(468.8)	$(2,674.7)	$23.8	$3,494.5
____________________
(1)See consolidated statements of comprehensive income (loss).

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited)
Note 1: Financial Information and Accounting Policies
In our opinion, the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, changes in equity for the three months ended March 31, 2024 and 2023, and our financial positions as of March 31, 2024 and December 31, 2023. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the related consolidated statements of income (loss) and consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023, consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and consolidated statements of changes in equity for the three months ended March 31, 2024 and 2023 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2023 (the "2023 Form 10-K").
Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and periodic reports. The required disclosures will include, but are not limited to, specific disclosures about climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the governance of climate-related risks and relevant risk management processes; Scope 1 and 2 greenhouse gas (GHG) emissions, if material or included in announced emission targets; certain climate-related financial statement metrics and related disclosures in a note to the audited financial statements; and information about climate-related targets and goals. The rules are effective on a rolling basis for various fiscal years, beginning for the Company with annual reports for the year ending December 31, 2025. However, the SEC voluntarily stayed the rules on April 4, 2024 in response to various legal challenges, which may impact the effective date of the rules. We are currently gathering the required data and information to comply with the rules by the current effective date and we will continue to monitor any developments on these rules and expected timing for compliance.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Recently adopted accounting guidance
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15 percent. The OECD continues to release additional guidance on the two-pillar framework. Pillar Two legislation has been enacted in certain jurisdictions in which the Company operates, which became effective for the Company’s financial year beginning January 1, 2024. We have performed an assessment of our potential exposure to Pillar Two income taxes for these jurisdictions, which was not material. We are continuing to evaluate this estimate as well as the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. In accordance with the new disclosure requirements, which we have adopted beginning January 1, 2023, we have included information regarding our key program terms and the amount outstanding that remains unpaid at period end as further described below. We will adopt the roll forward disclosure requirement when it becomes effective beginning with the Form 10-K for the year ended December 31, 2024.
We work with suppliers to optimize payment terms and conditions on accounts payable to improve working capital and cash flows. We offer to a select group of suppliers a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Obligations outstanding under this program are recorded within "Accounts payable, trade and other" in our consolidated balance sheets and the associated payments are included in operating activities within our consolidated statements of cash flows.
Our payment terms with our suppliers are consistent, regardless of whether a supplier participates in the program. We deem these terms to be commercially reasonable and consistent with the range of industry standards within their respective regions. Under the terms of the agreement, we do not pledge assets as security or make any other forms of guarantees.
FMC's outstanding obligations confirmed as valid under the SCF was $62.4 million and $71.9 million as of March 31, 2024 and December 31, 2023, respectively.
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table. The disaggregated revenue tables are shown below for the three months ended March 31, 2024 and 2023.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2024	2023
North America	$259.1	$497.3
Latin America	188.0	233.6
Europe, Middle East & Africa (EMEA)	306.8	383.0
Asia	164.1	230.4
Total Revenue	$918.0	$1,344.3

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table provides information about disaggregated revenue by product category:

	Three Months Ended March 31,
(in Millions)	2024	2023
Insecticides	$501.3	$746.7
Herbicides	294.9	442.8
Fungicides	70.4	101.0
Plant Health	44.8	52.3
Other	6.6	1.5
Total Revenue	$918.0	$1,344.3
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
For additional detail on revenue recognition policies and procedures, see Note 3 to our consolidated financial statements included within our 2023 Form 10-K.
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2023	Balance as of March 31, 2024	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,722.7	$2,832.9	$110.2
Contract liabilities: Advance Payments from customers (2)	482.1	88.7	(393.4)
____________________
(1)Amount includes $2,817.9 million of trade receivables and $15.0 million of net long-term customer receivables as of March 31, 2024. See Note 5 for more information.
(2)The amount of revenue recognized in the three months ended March 31, 2024 that was included in the opening contract liability balance is $393.4 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2024. Refer to Note 5 for further information.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2023	$1,593.6
Foreign currency adjustments	(5.7)
Balance, March 31, 2024	$1,587.9
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2024.
Our intangible assets, other than goodwill, consist of the following:

	March 31, 2024			December 31, 2023
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,129.7	$(425.9)	$703.8	$1,136.7	$(414.2)	$722.5
Patents	1.8	(1.6)	0.2	1.8	(1.6)	0.2
Brands (1)	49.0	(13.1)	35.9	49.3	(12.9)	36.4
Purchased and licensed technologies	129.0	(46.7)	82.3	131.1	(46.2)	84.9
Other intangibles	2.3	(1.8)	0.5	2.3	(1.8)	0.5
	$1,311.8	$(489.1)	$822.7	$1,321.2	$(476.7)	$844.5

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.0		$1,259.0	$1,259.0		$1,259.0
Brands (1)	340.1		340.1	350.3		350.3
In-process research & development	11.1		11.1	11.3		11.3
	$1,610.2		$1,610.2	$1,620.6		$1,620.6
Total intangible assets	$2,922.0	$(489.1)	$2,432.9	$2,941.8	$(476.7)	$2,465.1
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2024	2023
Amortization expense	$16.4	$16.0
The full year estimated pre-tax amortization expense for the year ended December 31, 2024 and each of the succeeding five years is approximately $63 million, $68 million, $70 million, $69 million, $69 million, and $69 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2022	$33.9
Additions - charged to expense	4.7
Transfer from (to) allowance for credit losses (see below)	(1.5)
Net recoveries, write-offs and other	(8.0)
Balance, December 31, 2023	$29.1
Additions - charged to expense	1.4
Transfer from (to) allowance for credit losses (see below)	0.1
Net recoveries, write-offs and other	(0.2)
Balance, March 31, 2024	$30.4
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $15.0 million as of March 31, 2024. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2022	$44.5
Additions - charged (credited) to expense	1.6
Transfer from (to) allowance for doubtful accounts (see above)	1.5
Foreign currency adjustments	0.8
Net recoveries, write-offs and other	(21.3)
Balance, December 31, 2023	$27.1
Additions - charged (credited) to expense	0.4
Transfer from (to) allowance for doubtful accounts (see above)	(0.1)
Foreign currency adjustments	(0.4)
Balance, March 31, 2024	$27.0
Receivables Securitization Facility:
FMC participates in certain trade receivables securitization programs, primarily impacting our Brazilian operations. On a revolving basis, FMC may sell certain trade receivables into the facilities in exchange for cash. A portion of the total receivables sold are deferred as an asset on our consolidated balance sheets representing FMC’s beneficial interest in the securitization funds.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In all instances, the transferred financial assets are sold on a non-recourse basis and have met the true sale criteria under ASC Topic 860. FMC has surrendered control of the receivables and as a result they are no longer recognized on the consolidated balance sheets. FMC may be engaged to serve as a special servicer for any delinquent receivables. In that capacity, we are entitled to market rate compensation for those services.
Cash receipts from the sale of trade receivables under the securitization arrangements, received at the time of sale, are classified as cash flows from operating activities.
There were $61.0 million in receivables sold under the securitization programs during the three months ended March 31, 2024. A $4.4 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense during the three months ended March 31, 2024. There was no activity for the three months ended March 31, 2023.
As part of funding our interest for all outstanding arrangements under the securitization programs, approximately $29.1 million of the sales have been retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. This asset is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay.
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been inconsequential during each reporting period. During the three months ended March 31, 2024, there was $21.3 million in non-recourse factoring. There was no non-recourse factoring during the three months ended March 31, 2023.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	March 31, 2024	December 31, 2023
Finished goods	$669.2	$643.8
Work in process	647.8	732.2
Raw materials, supplies and other	270.1	348.6
Net inventories	$1,587.1	$1,724.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2024	December 31, 2023
Property, plant and equipment	$1,567.8	$1,559.8
Accumulated depreciation	(692.2)	(667.3)
Property, plant and equipment, net	$875.6	$892.5

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2024	2023
Restructuring charges	$33.7	$0.9
Other charges (income), net	7.2	11.6
Total restructuring and other charges (income)	$40.9	$12.5
Restructuring charges
For detail on restructuring activities which commenced prior to 2024, see Note 8 to our consolidated financial statements included within our 2023 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$18.9	$12.2	$2.3	$33.4
Other items	—	0.3	—	0.3
Three Months Ended March 31, 2024	$18.9	$12.5	$2.3	$33.7

DuPont Crop restructuring	$—	$(2.4)	$2.8	$0.4
Other items	—	0.5	—	0.5
Three Months Ended March 31, 2023	$—	$(1.9)	$2.8	$0.9
____________________
(1)Primarily represents other charges associated with restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

Project Focus
In response to the unprecedented downturn in the global crop protection market that resulted in severe channel destocking, which materially impacted volumes in 2023, we initiated a global restructuring plan, referred to as "Project Focus." This program is designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity. We expect the plan to be fully executed by the end of 2025.
During the three months ended March 31, 2024, charges incurred related to Project Focus include $18.9 million of severance and employee separation costs in connection with various global workforce reduction actions, $11.7 million of professional service provider costs associated with the project, accelerated depreciation of $2.3 million on assets identified for disposal in connection with the restructuring initiative, and $0.5 million of other miscellaneous charges. The charges incurred during the three months ended March 31, 2024 are included in the total estimated range for Project Focus. See Note 8 to our consolidated financial statements in our 2023 Form 10-K for details of the costs previously incurred for Project Focus. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Contract Manufacturing Termination Agreement - Subsequent Event
As previously disclosed as part of Project Focus, we are evaluating our manufacturing footprint which includes a combination of owned facilities and a network of contract manufacturers. During the second quarter of 2024, we finalized a termination agreement to exit a contract with one of our third-party manufacturers. The decision to exit the agreement was driven in part by our ability to source these materials from lower cost locations.

As a result, we expect to incur an asset write-off charge of approximately $53 million, which is the unamortized balance on a prepaid asset representing advances made and established as part of the original contract terms. The asset is recorded within "Other assets, including long-term receivables, net" on the consolidated balance sheet as of March 31, 2024. The non-cash charge will be recorded during the three months ended June 30, 2024. There are no other cash charges associated with the termination.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, that will result in cash spending. These amounts exclude accelerated depreciation on fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at 12/31/23 (6)	Change in reserves (4)	Cash payments	Other (5)	Balance at 3/31/24 (6)
Project Focus (1)	$43.1	$30.5	$(39.9)	$—	$33.7
DuPont Crop restructuring (2)	3.9	—	(0.4)	—	3.5
Other workforce related and facility shutdowns (3)	3.4	0.3	(1.4)	(0.4)	1.9
Total	$50.4	$30.8	$(41.7)	$(0.4)	$39.1
____________________
(1)Relates to the global restructuring plan initiated in 2023 and primarily consists of severance charges related to workforce reduction actions across all regions.
(2)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(3)Exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(4)Primarily severance and employee separation costs as well as third-party provider fees. The accelerated depreciation and asset impairment charges associated with these restructurings that have impacted our property, plant and equipment or intangible balances are not included in this table.
(5)Primarily foreign currency translation and other non-cash adjustments.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2024	2023
Environmental charges, net	$3.3	$2.3
Currency related matters	—	6.9
Other items, net	3.9	2.4
Other charges (income), net	$7.2	$11.6
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Currency related matters
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
Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2024	December 31, 2023
Short-term foreign debt (1)	$108.2	$98.0
Commercial paper (2)	1,109.2	739.5
Total short-term debt	$1,217.4	$837.5
Current portion of long-term debt	93.7	96.5
Total short-term debt and current portion of long-term debt (3)	$1,311.1	$934.0
____________________
(1)At March 31, 2024, the average effective interest rate on the borrowings was 13.0 percent.
(2)At March 31, 2024, the average effective interest rate on the borrowings was 6.1 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.

Long-term debt:

(in Millions)	March 31, 2024
	Interest Rate Percentage	Maturity Date	March 31, 2024	December 31, 2023
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.8 and $1.8, respectively)	3.2% - 6.4%	2026 - 2053	2,998.2	2,998.2
Revolving Credit Facility (1)	8.0%	2027	—	—
Foreign debt	14.6% - 17.4%	2024	93.7	96.5
Debt issuance cost			(23.5)	(24.5)
Total long-term debt			$3,118.3	$3,120.1
Less: debt maturing within one year			93.7	96.5
Total long-term debt, less current portion			$3,024.6	$3,023.6
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $251.2 million and available funds under this facility were $639.6 million at March 31, 2024.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). The maximum leverage ratio through the period ending June 30, 2024 is 6.50 and will incrementally step down over time ending at 3.75 for the quarter ended September 30, 2025. Our actual leverage for the four consecutive quarters ended March 31, 2024 was 5.71, which is below the maximum leverage of 6.50. The minimum interest coverage ratio is 2.50 through the period ending September 30, 2024 and will incrementally increase over time ending at 3.50 for the quarter ended September 30, 2025. Our actual interest coverage for the four consecutive quarters ended March 31, 2024 was 3.08, which is above the minimum interest coverage of 2.50. We were in compliance with all covenants at March 31, 2024.
Note 10: Discontinued Operations
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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2024	2023
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(0.6) and $(0.4) for the three months ended March 31, 2024 and 2023, respectively	$(1.0)	$(0.1)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.5 and $0.5 for the three months ended March 31, 2024 and 2023, respectively	(1.7)	(2.2)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.6 and $2.4 for the three months ended March 31, 2024 and 2023, respectively	(9.8)	(9.2)
Discontinued operations, net of income taxes	$(12.5)	$(11.5)
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2023	$601.8	$(9.7)	$592.1
Provision (Benefit)	6.1	(0.2)	5.9
(Spending) Recoveries	(21.4)	0.1	(21.3)
Foreign currency translation adjustments	(2.7)	—	(2.7)
Net change	$(18.0)	$(0.1)	$(18.1)
Total environmental reserves at March 31, 2024	$583.8	$(9.8)	$574.0

Environmental reserves, current (1)	$97.2	$(1.1)	$96.1
Environmental reserves, long-term (2)	486.6	(8.7)	477.9
Total environmental reserves at March 31, 2024	$583.8	$(9.8)	$574.0
____________________
(1)These amounts are included within "Accrued and other liabilities" on the consolidated balance sheets.
(2)These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.
(3)These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at March 31, 2024. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the consolidated balance sheets.

(in Millions)	December 31, 2023	Increase (Decrease) in recoveries	Cash received	March 31, 2024
Environmental recoveries	$4.9	$0.1	$(0.4)	$4.6
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2024	2023
Environmental provisions, net - recorded to liabilities (1)	$5.9	$5.3
Environmental provisions, net - recorded to assets (2)	(0.4)	(0.3)
Environmental provision, net	$5.5	$5.0

Continuing operations (3)	$3.3	$2.3
Discontinued operations (4)	2.2	2.7
Environmental provision, net	$5.5	$5.0
____________________
(1)See above roll forward of our total environmental reserves as presented on the consolidated balance sheets.
(2)See above roll forward of our total environmental recoveries as presented on the consolidated balance sheets.
(3)Recorded as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss). See Note 8. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(4)Recorded as a component of "Discontinued operations, net of income taxes" on the consolidated statements of income (loss).
A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 11 to our consolidated financial statements in our 2023 Form 10-K. See Note 11 to our consolidated financial statements in our 2023 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2023 Form 10-K.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2024 and 2023 there were 1.7 million and 0.3 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2024	2023
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$9.8	$207.5
Discontinued operations, net of income taxes	(12.5)	(11.5)
Net income (loss) attributable to FMC stockholders	$(2.7)	$196.0
Less: Distributed and undistributed earnings allocable to restricted award holders	—	(0.4)
Net income (loss) allocable to common stockholders	$(2.7)	$195.6
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.08	$1.65
Discontinued operations	(0.10)	(0.09)
Net income (loss) attributable to FMC stockholders	$(0.02)	$1.56
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.08	$1.64
Discontinued operations	(0.10)	(0.09)
Net income (loss) attributable to FMC stockholders	$(0.02)	$1.55
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	124,945	125,341
Weighted average additional shares assuming conversion of potential common shares	297	790
Shares – diluted basis	125,242	126,131

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
2024 Activity
Other comprehensive income (loss) before reclassifications	(36.0)	3.7	(0.1)	(32.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	2.6	2.3
Net current period other comprehensive income (loss)	$(36.0)	$3.4	$2.5	$(30.1)
Accumulated other comprehensive income (loss), net of tax at March 31, 2024	$(167.3)	$(46.8)	$(222.5)	$(436.6)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
2023 Activity
Other comprehensive income (loss) before reclassifications	19.2	(37.3)	0.1	(18.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.0	2.8	8.8
Net current period other comprehensive income (loss)	$19.2	$(31.3)	$2.9	$(9.2)
Accumulated other comprehensive income (loss), net of tax at March 31, 2023	$(141.3)	$(83.0)	$(244.5)	$(468.8)
____________________
(1)    See Note 17 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income (loss) for each of the periods presented:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2024	2023
Foreign currency translation adjustments:
Derivative instruments
Gain (loss) on foreign currency contracts	$0.8	$(7.4)	Costs of sales and services
Gain (loss) on foreign currency contracts	0.1	0.3	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(1.1)	Interest expense, net
Total before tax	$0.4	$(8.2)
	(0.1)	2.2	Provision (benefit) for income taxes
Amount included in net income (loss)	$0.3	$(6.0)

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	(3.2)	(3.6)	Non-operating pension and postretirement charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.1)	—	Non-operating pension and postretirement charges (income)
Total before tax	$(3.3)	$(3.6)
	0.7	0.8	Provision (benefit) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.6)	$(2.8)
Total reclassifications for the period	$(2.3)	$(8.8)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.
Dividends and Share Repurchases
During the three months ended March 31, 2024 and March 31, 2023, we paid dividends of $72.5 million and $72.7 million, respectively. On April 18, 2024, we paid dividends totaling $72.6 million to our shareholders of record as of March 28, 2024. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of March 31, 2024.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2024. At March 31, 2024, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 17 to our consolidated financial statements included within our 2023 Form 10-K.
The ROU asset and lease liability balances as of March 31, 2024 and December 31, 2023 were as follows:

(in Millions)	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$125.0	$121.8
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$28.1	$24.4
Operating lease noncurrent liabilities	Other long-term liabilities	120.9	123.2
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2024	2023
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$9.3	$8.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	2.8	2.5
Total lease cost		$12.1	$10.8

March 31, 2024
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.9
Weighted-average discount rate	4.6%

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31,
(in Millions)	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(15.3)	$(9.0)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.6	$9.8

The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2024 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2024 (excluding the three months ending March 31, 2024)	$25.7
2025	28.8
2026	24.0
2027	21.3
2028	18.0
Thereafter	56.6
Total undiscounted lease payments	$174.4
Less: Present value adjustment	(25.4)
Present value of lease liabilities	$149.0
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2024	2023	2024	2023
Service cost	$0.8	$0.7	$—	$—
Interest cost	11.9	12.6	0.1	0.1
Expected return on plan assets	(11.2)	(11.9)	—	—
Amortization of net actuarial and other (gain) loss	3.5	4.0	(0.2)	(0.2)
Recognized (gain) loss due to curtailments, settlements, and other	0.1	—	—	—
Net periodic benefit cost (income)	$5.1	$5.4	$(0.1)	$(0.1)

Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three months ended March 31, 2024 and 2023 were negative 17.8 percent and 16.5 percent, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by the global mix of reduced earnings.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,301.8 million and $3,988.2 million and the carrying amount is $4,335.7 million and $3,957.6 million as of March 31, 2024 and December 31, 2023, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 19 to our consolidated financial statements on our 2023 Form 10-K.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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

As of March 31, 2024, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $3.4 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2025. At March 31, 2024, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $775.7 million.
At March 31, 2024, we had no outstanding interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of March 31, 2024, there was a remaining net after-tax loss of $28.2 million in AOCI related to these settlements.
As of March 31, 2024, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2024, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $3.4 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending March 31, 2025 if spot rates in the future are consistent with forward rates as of March 31, 2024. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,209.5 million at March 31, 2024.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2024
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$24.4	$11.6	$36.0	$(33.3)	$2.7
Total derivative assets (1)	$24.4	$11.6	$36.0	$(33.3)	$2.7

Foreign exchange contracts	$(28.7)	$(9.8)	$(38.5)	$33.3	$(5.2)
Total derivative liabilities (2)	$(28.7)	$(9.8)	$(38.5)	$33.3	$(5.2)

Net derivative assets (liabilities)	$(4.3)	$1.8	$(2.5)	$—	$(2.5)

	December 31, 2023
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$2.7	$3.0	$5.7	$(5.5)	$0.2
Total derivative assets (1)	$2.7	$3.0	$5.7	$(5.5)	$0.2

Foreign exchange contracts	$(9.7)	$(7.4)	$(17.1)	$5.5	$(11.6)
Total derivative liabilities (2)	$(9.7)	$(7.4)	$(17.1)	$5.5	$(11.6)

Net derivative assets (liabilities)	$(7.0)	$(4.4)	$(11.4)	$—	$(11.4)
______________
(1)    Net balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2024	2023	2024	2023	2024	2023
Unrealized hedging gains (losses) and other, net of tax	$3.7	$(32.8)	$—	$(4.5)	$3.7	$(37.3)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(0.7)	5.2	0.4	0.8	(0.3)	6.0
Total derivative instrument impact on comprehensive income, net of tax	$3.0	$(27.6)	$0.4	$(3.7)	$3.4	$(31.3)
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended March 31,
(in Millions)	2024	2023
Foreign exchange contracts	$(16.1)	$1.2
Total	$(16.1)	$1.2
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
Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets. During the periods presented there were no transfers between fair value hierarchy levels.

(in Millions)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$2.7	$—	$2.7	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2) (3)	53.4	24.3	—	29.1
Total assets	$56.1	$24.3	$2.7	$29.1

Liabilities
Derivatives – Foreign exchange (1)	$5.2	$—	$5.2	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2)	26.2	26.2	—	—
Total liabilities	$31.4	$26.2	$5.2	$—

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2) (3)	47.1	23.8	—	23.3
Total assets	$47.3	$23.8	$0.2	$23.3

Liabilities
Derivatives – Foreign exchange (1)	$11.6	$—	$11.6	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2)	24.4	24.4	—	—
Total liabilities	$36.0	$24.4	$11.6	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classification on the consolidated balance sheets.
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
(3)FMC maintains a beneficial interest in a trade receivables securitization fund. The fair value of the beneficial interest is determined by calculating the expected amount of cash to be received on the fund’s outstanding credit notes. As part of this evaluation, we rely on unobservable inputs, including estimating the anticipated credit losses. We consider historical information, current conditions and other reasonable factors as part of this assessment. The amount is included in "Other assets including long-term receivables, net" in the consolidated balance sheets.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the consolidated balance sheets during the periods presented.
Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2024. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$80.4
Other debt guarantees (2)	59.4
Total	$139.8
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within "Guarantees of vendor financing" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
Excluded from the chart above are parent-company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries, the consolidated financial position is not affected by the issuance of these guarantees. Also excluded from the chart, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to certain liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. Therefore, we have not recorded any specific liabilities for these guarantees. If triggered, we may be able to recover some of the indemnity payments from third parties. For certain obligations related to our divestitures for which we can make a reasonable estimate of the maximum potential loss or range of loss and is probable, a liability in those instances has been recorded.
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 20 to our consolidated financial statements included within our 2023 Form 10-K. There have been no significant updates since the information included in our 2023 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
In some cases, we have identified these forward-looking statements by such words or phrases as "outlook," "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2023 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement.
We specifically decline to undertake any obligation, and specifically disclaim any duty, to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2023 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies and Estimates" section in our 2023 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
•Revenue recognition and trade receivables
•Environmental obligations and related recoveries
•Impairment and valuation of long-lived assets and indefinite-lived assets
•Pensions and other postretirement benefits
•Income taxes
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to the consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

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
First Quarter 2024 Highlights
The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2024:
•As a result of increased inventory carrying costs and improved security of supply, distributors, retailers and growers rapidly reduced purchases across all four regions beginning in the latter half of the second quarter of 2023 and persisting through first quarter of 2024, which negatively impacted volumes driving a decline in results compared to the prior year. In response to the unprecedented downturn in the global crop protection market, in November 2023 we initiated a global restructuring plan, referred to as "Project Focus," designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity. Refer to the section titled "Results of Operations" for further discussion of the program.
•Revenue of $918.0 million for the three months ended March 31, 2024 decreased $426.3 million, or approximately 32 percent, versus the prior year period. Volume continued to be negatively impacted by channel destocking across all four regions. On a regional basis, sales in North America decreased by approximately 48 percent, sales in Latin America decreased approximately 20 percent, sales in Europe, Middle East and Africa decreased approximately 20 percent and sales in Asia decreased approximately 29 percent. A more detailed review of revenue is discussed under the section titled "Results of Operations".
•Our gross margin of $339.7 million decreased versus the prior year quarter by $241.6 million as a result of the decrease in volumes across all regions as well as a decrease in prices in Latin America. Positive input cost improvement partially offset the change in gross margin during the period. Gross margin as a percent of revenue of approximately 37 percent decreased compared to approximately 43 percent in the prior year period.
•Selling, general and administrative expenses decreased from $185.9 million to $163.9 million, or approximately 12 percent versus the prior year period. Research and development expenses of $60.9 million decreased $17.5 million, or 22 percent, compared to previous year. The decreases in both selling, general and administrative expenses and research and development costs are primarily due to cost reduction measures implemented in connection with our Project Focus initiative as well as operating cost mitigation actions that have been in effect since last year due to lower business performance. Reductions in research and development spending were done without sacrificing investments in areas such as Plant Health and our new active ingredient pipeline.
•Net loss attributable to FMC stockholders of $2.7 million decreased from net income of $196.0 million, which represents a decrease of $198.7 million, or approximately 101 percent, compared to previous year. Results in the quarter were lower than the prior year period primarily due to the decline in volumes caused by the continued destocking behavior of the distribution channel. Additionally, we incurred various charges associated with Project Focus during the period, including severance and employee separation costs, provider costs, and accelerated depreciation on assets identified for disposal in connection with the program. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $45.4 million decreased compared to the prior year amount of $223.1 million or approximately 80 percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

2024 Outlook Update
We expect 2024 revenue will be in the range of approximately $4.50 billion to $4.70 billion, up approximately 2.5 percent at the midpoint versus 2023. The increase is largely driven by growth of new products, primarily in the second half, and assumes the crop protection market is flat-to-down low-single digits as modest market growth during the second half is offset by market contraction in the first half. We expect adjusted EBITDA(1) of $900 million to $1.05 billion, essentially flat at the midpoint versus 2023 results. Headwinds to adjusted EBITDA in the first half are expected from continued destocking, sell through of higher cost inventory and pricing pressure. Tailwinds in the second half are expected from sales growth of new products, a greater portion of savings from restructuring actions and some benefit from market recovery. 2024 adjusted earnings are expected to be in the range of $3.23 to $4.41 per diluted share(1), up approximately 1 percent at the midpoint versus 2023 due to lower interest expense and depreciation and amortization. The estimate for adjusted earnings excludes any impact from potential share repurchases in 2024. For cash flow outlook, refer to the liquidity and capital resources section below.
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

	Three Months Ended March 31,
	2024	2023
(in Millions)	(unaudited)
Revenue	$918.0	$1,344.3
Costs and Expenses
Costs of sales and services	578.3	763.0
Gross margin	$339.7	$581.3
Selling, general and administrative expenses	163.9	185.9
Research and development expenses	60.9	78.4
Restructuring and other charges (income)	40.9	12.5
Total costs and expenses	$844.0	$1,039.8
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes(1)	$74.0	$304.5
Non-operating pension and postretirement charges (income)	4.3	4.6
Income from continuing operations before interest expense, net and income taxes	$69.7	$299.9
Interest expense, net	61.7	51.4
Income (loss) from continuing operations before income taxes	$8.0	$248.5
Provision (benefit) for income taxes	(1.4)	41.1
Income (loss) from continuing operations	$9.4	$207.4
Discontinued operations, net of income taxes	(12.5)	(11.5)
Net income (loss) (GAAP)	$(3.1)	$195.9
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$40.9	$12.5
Non-operating pension and postretirement charges (income)(4)	4.3	4.6
Discontinued operations, net of income taxes	12.5	11.5
Interest expense, net	61.7	51.4
Depreciation and amortization	45.7	44.7
Provision (benefit) for income taxes	(1.4)	41.1
Adjusted EBITDA (Non-GAAP)(2)	$160.6	$361.7
____________________

(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding restructuring and other charges (income) and depreciation and amortization expense.
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

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended March 31,
	2024	2023
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(2.7)	$196.0
Corporate special charges (income), pre-tax (1)	45.2	17.1
Income tax expense (benefit) on Corporate special charges (income) (2)	(9.6)	(2.0)
Corporate special charges (income), net of income taxes	$35.6	$15.1
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	—	(2.8)
Discontinued operations attributable to FMC Stockholders, net of income taxes	12.5	11.5
Non-GAAP tax adjustments (3)	—	3.3
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$45.4	$223.1
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
ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended March 31, 2024 vs. 2023
Total Revenue Change (GAAP)	(32)%
Less: Foreign Currency Impact	(1)%
Organic Revenue Change (Non-GAAP)	(31)%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2024 vs. 2023
Revenue of $918.0 million decreased $426.3 million, or approximately 32 percent, versus the prior year period. The decrease was primarily driven by a 27 percent decrease from volumes, which were down due to ongoing channel destocking in all regions. The decrease in revenues was also due to unfavorable pricing actions, which accounted for an approximate 4 percent decrease, and foreign currency headwinds of approximately 1 percent.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2024	2023
North America	$259.1	$497.3
Latin America	188.0	233.6
Europe, Middle East & Africa (EMEA)	306.8	383.0
Asia	164.1	230.4
Total Revenue	$918.0	$1,344.3
Three Months Ended March 31, 2024 vs. 2023
North America: Revenue decreased approximately 48 percent year-over-year almost entirely due to a decline in volumes against a record-breaking prior-year period. Fungicide sales out-performed the portfolio with growth from new products Xyway® and Adastrio® fungicide.
Latin America: Revenue decreased approximately 20 percent versus the first quarter of 2023 (down 22 percent organically) driven primarily by pricing pressure as well as lower sales volumes. The decrease in sales due to pricing and volumes was partially offset by branded diamides and new products, which both reported higher sales versus prior year aided by recently launched Premio® Star insecticide and Onsuva® fungicide.
EMEA: Revenue decreased approximately 20 percent (down 17 percent organically) compared to the prior year period as a result of the decline in volumes caused in part by registration removals and rationalization of some lower margin products. Pricing actions in the region were a slight tailwind during the period.
Asia: Revenue decreased approximately 29 percent (down 28 percent organically) year-over-year caused by lower volumes primarily in China due to poor weather. Channel destocking continued in India although dry weather limited applications of crop protection products. Pricing pressure was an additional headwind in the region.
Gross margin
Three Months Ended March 31, 2024 vs. 2023
Gross margin of $339.7 million decreased by $241.6 million, or approximately 42 percent versus the prior year period resulting from a 38 percent decrease in volumes and a 10 percent decrease in price caused by the continued channel destocking. The decline in gross margin was partially offset by a 5 percent increase due to favorable costs and favorable foreign currency impacts of 1 percent. Gross margin percent of approximately 37 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by product mix and lower prices partially offset by favorable costs.
Selling, general and administrative expenses
Three Months Ended March 31, 2024 vs. 2023
Selling, general and administrative expenses of $163.9 million decreased by $22.0 million, or 12 percent, versus the prior year period. The decrease in selling, general and administrative expenses is primarily due to cost reduction measures implemented in connection with our Project Focus initiative as well as result of the operating cost mitigation actions in effect since last year due to lower business performance.

Research and development expenses
Three Months Ended March 31, 2024 vs. 2023
Research and development expenses of $60.9 million decreased by $17.5 million or 22 percent compared to the previous year primarily as a result of cost reduction measures implemented in connection with our Project Focus initiative. Reductions in research and development spending were done without sacrificing investments in areas such as Plant Health and our new active ingredient pipeline.
Depreciation and amortization
Three Months Ended March 31, 2024 vs. 2023
Depreciation and amortization of $45.7 million increased by $1.0 million or 2 percent as compared to the prior year period of $44.7 million.
Interest expense, net
Three Months Ended March 31, 2024 vs. 2023
Interest expense, net of $61.7 million increased by $10.3 million or 20 percent compared to the prior year period of $51.4 million. The increase was primarily driven by higher interest rates and higher debt balances in our portfolio. Specifically, higher domestic short-term interest rates increased interest expense by approximately $3.0 million and higher domestic short-term balances increased interest expense by approximately $7.3 million.
Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2024	2023
Restructuring charges	$33.7	$0.9
Other charges (income), net	7.2	11.6
Total restructuring and other charges (income)	$40.9	$12.5
Three Months Ended March 31, 2024 vs. 2023
Restructuring and other charges (income) primarily consists of costs associated with the Project Focus restructuring initiative, including $18.9 million of severance and employee separation costs in connection with various global workforce reduction actions, $11.7 million of provider costs associated with the project, accelerated depreciation of $2.3 million on assets identified for disposal, and $0.5 million of other miscellaneous charges. In connection with the restructuring initiative, the Company continues to expect to incur pre-tax restructuring charges in the range of approximately $180 million to $215 million, inclusive of charges incurred through March 31, 2024. This estimate, which is subject to future changes, includes severance and related benefit costs in the range of $85 to $100 million, asset write-off charges of approximately $80 to $90 million, and other costs, including other professional service and compliance fees, of up to $25 million. We may incur additional asset write-off charges, inventory and other working capital charges, primarily associated with the liquidation of excess inventory in select markets, relocation charges, and contract termination charges in connection with Project Focus and will provide an estimate of charges when known. During the three months ended March 31, 2024, we also incurred $0.3 million of other miscellaneous charges related to previously implemented restructuring initiatives.
Restructuring charges during 2023 of $0.9 million primarily relate to facility exit costs associated with various restructuring initiatives across the globe.
Other charges (income) of $7.2 million is comprised of $3.3 million of charges associated with our environmental sites, and $3.9 million of other miscellaneous charges.

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
Non-operating pension and postretirement charges (income)
Three Months Ended March 31, 2024 vs. 2023
Non-operating pension and post retirement charges for the three months ended March 31, 2024 were $4.3 million compared to income of $4.6 million for the three months ended March 31, 2023.
Provision for income taxes
Three Months Ended March 31, 2024 vs. 2023
The benefit for income taxes for the three months ended March 31, 2024 was $1.4 million resulting in an effective tax rate of negative 17.8 percent. The provision for income taxes for the three months ended March 31, 2023 was $41.1 million resulting in an effective tax rate of 16.5 percent. The decrease in the effective tax rate from GAAP continuing operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by the global mix of reduced earnings as well as the factors shown in the table below.

	Three Months Ended March 31,
	2024			2023
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$8.0	$(1.4)	(17.8)%	$248.5	$41.1	16.5%
Corporate special charges (income)	45.2	9.6		17.1	2.0
Impacts of valuation allowances of deferred tax assets	—	1.6		—	—
Foreign currency and other discrete items (1)	—	(1.6)		—	(3.3)
Non-GAAP - Continuing operations	$53.2	$8.2	15.5%	$265.6	$39.8	15.0%
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
Three Months Ended March 31, 2024 vs. 2023
Discontinued operations, net of income taxes represented a loss of $12.5 million for the three months ended March 31, 2024 compared to a loss of $11.5 million for the three months ended March 31, 2023. The loss during both the three months ended March 31, 2024 and 2023 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations.

Net income (loss)
Three Months Ended March 31, 2024 vs. 2023
The net loss recognized during the period was $3.1 million as compared to net income of $195.9 million in the prior year period. Results in the quarter were lower than the prior year period due to the continued negative impact of channel destocking by the distribution channel, which has significantly decreased our revenues and gross margin since the second quarter of 2023, as discussed above. Additionally, an increase in interest expense of $10.3 million, primarily driven by higher domestic short-term balances, and higher restructuring charges, specifically related to Project Focus, also contributed to the decrease in results during the period.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three months ended March 31, 2024 and 2023 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended March 31, 2024 vs. 2023
Adjusted EBITDA of $160.6 million decreased $201.1 million, or approximately 56 percent versus the prior year period. The decrease was due to lower volumes impacting adjusted EBITDA by 62 percent as well as unfavorable pricing of 16 percent. The decrease was partially offset by cost improvements, including the positive impacts of restructuring actions, and foreign exchange tailwinds, which both increased adjusted EBITDA by approximately 20 percent and 2 percent, respectively.
For 2024, full year Adjusted EBITDA is expected to be in the range of $900 million to $1.05 billion, essentially flat at the midpoint versus 2023 results. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See note 1 to our 2024 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at March 31, 2024 and December 31, 2023, were $417.8 million and $302.4 million, respectively. Of the cash and cash equivalents balance at March 31, 2024, $396.2 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 12 to the consolidated financial statements included within our 2023 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At March 31, 2024, we had total debt of $4,335.7 million as compared to $3,957.6 million at December 31, 2023. Total debt included $3,024.6 million and $3,023.6 million of long-term debt (excluding current portions of $93.7 million and $96.5 million) at March 31, 2024 and December 31, 2023, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $98.0 million at December 31, 2023 to $108.2 million at March 31, 2024 while outstanding commercial paper increased from $739.5 million at December 31, 2023 to $1,109.2 million at March 31, 2024. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.
As of March 31, 2024, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics.
Access to credit and future liquidity and funding needs
At March 31, 2024, our remaining borrowing capacity under our credit facility was $639.6 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At March 31, 2024, we had $1,109.2 million commercial paper borrowings under the commercial paper program. At March 31, 2024, the average effective interest rate on the borrowings was 6.1 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
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
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay. See Note 5 for more information on receivables factoring.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(142.9) million and $(851.3) million for the three months ended March 31, 2024 and 2023, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2024	2023
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$74.0	$304.5
Restructuring and other charges (income) and depreciation and amortization	86.6	57.2
Operating income before depreciation and amortization	$160.6	$361.7
Change in trade receivables, net (1)	(143.6)	(288.8)
Change in guarantees of vendor financing	10.8	(27.1)
Change in advance payments from customers (2)	(393.4)	(665.9)
Change in accrued customer rebates (3)	193.2	271.4
Change in inventories (4)	127.3	(257.9)
Change in accounts payable (5)	1.6	(53.9)
Change in all other operating assets and liabilities (6)	(3.2)	(119.7)
Restructuring and other spending (7)	(42.4)	(2.1)
Environmental spending, continuing, net of recoveries (8)	(5.2)	(5.6)
Pension and other postretirement benefit contributions (9)	(0.5)	(0.6)
Net interest payments (10)	(27.2)	(39.6)
Tax payments, net of refunds (11)	(20.9)	(23.2)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(142.9)	$(851.3)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2024 was driven by timing of collections, which includes the benefit of leveraging our receivable purchase facilities, as well as lower volumes for revenue year over year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2024, we collected approximately $197 million of receivables in Brazil.
(2)Advance payments are primarily within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and transfer of control to the customer takes place. The change in 2024 was driven by lower advanced payments at December 31, 2023 compared to December 31, 2022 as well as lower application of those advances against current period sales.
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
(4)Changes in inventory reflect the lower inventory build required during Q1 2024 following the lower sales volume during 2023.
(5)The change in cash flows related to accounts payable for 2024 was flat as the accounts payable and purchasing levels were consistent as of March 31, 2024 and December 31, 2023. The 2023 change in accounts payable was primarily due to lower raw material inventory purchases and, to a lesser extent, the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.
(7)See Note 8 in our consolidated financial statements included in this Form 10-Q for further details. Project Focus transformation spending is included within our Legacy and Transformation category of the Free Cash Flow Reconciliation. In addition to cash payments shown in Note 8, the restructuring and other spending amount above for the three months ended March 31, 2024 and 2023 includes spending of $0.7 million and $0.5 million, respectively, related to the Furadan® asset retirement obligations.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 11 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the three months ended March 31, 2024 and 2023.

(10)Cash paid for interest, net was lower during 2024 primarily due to the timing of interest payments as well as the absence of an interest payment associated with the 2021 Term Loan Facility, which was paid down during the second quarter of 2023. The decrease in cash paid for interest, net was partially offset by higher interest rates on commercial paper balances.
(11)Amounts shown in the chart represent net payments of our continued operations.
Cash provided (required) by operating activities of discontinued operations was $(21.5) million and $(12.6) million for the three months ended March 31, 2024 and 2023, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. During the first quarter of 2024, we paid the remaining portion of the settlement amount related to one of our discontinued foreign environmental remediation sites.
Cash provided (required) by investing activities of continuing operations was $(23.7) million and $(54.4) million for the three months ended March 31, 2024 and 2023, respectively.
Cash required by investing activities of continuing operations decreased during the three months ended March 31, 2024 compared to the same period in the prior year primarily due to lower capital expenditures during the period. Capital additions were lower as we continue to constrain investment to only the most critical, high-return projects.
Cash provided (required) by financing activities of continuing operations was $305.7 million and $840.3 million for the three months ended March 31, 2024 and 2023, respectively.
Cash provided by financing activities of continuing operations decreased during the three months ended March 31, 2024, compared to the same period in the prior year primarily due to significantly lower commercial paper borrowings during the period. There were no share repurchases during the three months ended March 31, 2024 under the publicly announced program. There was $25 million in repurchases of common stock under the publicly announced program during the three months ended March 31, 2023.
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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2024	2023
Cash provided (required) by operating activities of continuing operations (GAAP)	$(142.9)	$(851.3)
Project Focus transformation spending (1)	39.9	—
Adjusted cash from operations (2)	$(103.0)	$(851.3)

Capital expenditures (3)	(20.7)	(46.9)
Other investing activities (3)(4)	(2.7)	(4.4)
Capital additions and other investing activities	$(23.4)	$(51.3)

Cash provided (required) by operating activities of discontinued operations (5)	(21.5)	(12.6)
Project Focus transformation spending (1)	(39.9)	—
Legacy and transformation (6)	$(61.4)	$(12.6)

Free cash flow (Non-GAAP)	$(187.8)	$(915.2)
___________________
(1)Represents cash payments made in connection with our Project Focus transformation spending. For additional detail on Project Focus, see Note 8.
(2)Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of Project Focus transformation-related cash flows, which are included within legacy and transformation spending.
(3)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4)Included in the amounts is cash spending associated with contract manufacturers of $1.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations. 2024 includes cash spending associated with the Project Focus transformation initiative.
2024 Cash Flow Outlook
Our cash needs for 2024 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt, dividend payments, and share repurchases. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2024, our remaining borrowing capacity under our credit facility was $639.6 million.
We expect 2024 free cash flow (Non-GAAP) to fall within a range of approximately $400 million to $600 million. At the mid-point of the range, there is a significant increase year over year driven largely by the rebuilding of payables and lower inventory. As previously announced, we are planning to sell our non-crop Global Specialty Solutions business in connection with the Project Focus initiative. The anticipated proceeds of such sale have not been included in our forecasted free cash flow (Non-GAAP) and will be excluded when results are reported as we plan to use the proceeds to pay down outstanding debt if a sale is completed.
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
Adjusted cash from operating activities of continuing operations
We expect adjusted cash from operating activities to be in the range of approximately $670 million to $850 million. Adjusted cash from operating activities also includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.

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
Projected 2024 spending, net of recoveries includes approximately $50 million to $60 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete as well as a remaining payment related to a settlement agreement reached during the second quarter of 2023 with the other party involved at one of our foreign environmental remediation sites.
Total projected 2024 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $85 million to $105 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $85 million to $105 million in 2024, of which approximately $5 million is related to exit and disposal costs as a result of our previous decision in 2019 to exit sales of all carbofuran formulations (including Furadan® insecticide/nematicide, as well as Curaterr® insecticide/nematicide and any other brands used with carbofuran products).
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
The projected restructuring spending for 2024 includes $70 million to $90 million related to the Project Focus activities which is being presented, as and when incurred, within Legacy and transformation as part of our Free Cash Flow Reconciliation in 2024. The Company expects Project Focus to deliver $50 to $75 million in contributions to adjusted EBITDA in 2024. The targeted annual run-rate savings is $150 million or more by the end of 2025 from the program once fully implemented, which is expected by the end of 2025.
Capital additions and other investing activities
Projected 2024 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $95 million to $105 million. The spending is mainly driven by investments for our new products. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2024 legacy and transformation spending is expected to be in the range of approximately $155 million to $165 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other legacy liabilities as well as transformation spending associated with Project Focus also discussed above.

Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2024. At March 31, 2024, $825.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans. We do not plan any share repurchases in 2024 in compliance with the amendment to the Company's credit agreement.
Dividends
During the three months ended March 31, 2024 and March 31, 2023, we paid dividends of $72.5 million and $72.7 million, respectively. On April 18, 2024, we paid dividends totaling $72.6 million to our shareholders of record as of March 28, 2024. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2023 can be found within Part II, Item 7 of our 2023 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2024.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2023 Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Fair Value Measurements
See Note 17 to the consolidated financial statements in this Form 10-Q for additional discussion surrounding our fair value measurements.
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
At March 31, 2024, our financial instrument position was a net liability of $2.5 million compared to a net liability of $11.4 million at December 31, 2023. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.

Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2024 and December 31, 2023, with all other variables (including interest rates) held constant. As of March 31, 2024 and December 31, 2023, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2024 and December 31, 2023, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2024	$(2.5)	$98.5	$(134.6)

Net asset (liability) position at December 31, 2023	(11.4)	34.4	(56.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2024 and December 31, 2023, we had no outstanding interest rate swap contracts. As a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at March 31, 2024, is composed of 72 percent fixed-rate debt and 28 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2024, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $3.0 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $3.0 million for the three months ended March 31, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of March 31, 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 7, 2024

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2023 Form 10-K, see Notes 11 and 18 to the consolidated financial statements as well as Part II, Item 5 included within this Form 10-Q.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") for the fiscal year ended December 31, 2023 and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2024	1,482	$57.95	—	$—	$825,000,142
February 2024	31,033	52.44	—	—	825,000,142
March 2024	7,306	59.63	—	—	825,000,142
Total Q1 2024	39,821	$52.56	—	$—	$825,000,142
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2024. At March 31, 2024, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Diamide Patents
The following is an update on certain matters related to enforcement of our diamide patents, described in our 2023 Form 10-K in Item 1 (“Patents, Trademarks and Licenses”).
As noted in prior disclosure, during the third quarter of 2022, the China Patent Review Board issued rulings regarding patents covering certain claims related to production of chlorantraniliprole which held that the two challenged patents were not valid in China. We appealed these decisions to the Beijing IP Court. On March 28, 2024, the Beijing IP Court issued an administrative judgment dismissing FMC’s challenge to the Patent Review Board’s decision invalidating FMC’s patent covering a chemical intermediate involved in the production of chlorantraniliprole. We believe that this decision of the Beijing IP Court, like the underlying Patent Review Board’s decision, was seriously flawed both on procedural and substantive grounds. We have filed an appeal of this decision to the People’s Supreme Court of China. At this time, the Beijing IP Court has not issued a ruling on a separate appeal regarding the patentability of FMC’s process to manufacture chlorantraniliprole. Under Chinese law, the patents remain valid but are not enforceable pending appeal. Given the unique and specific Chinese patent law issues at issue in that situation, we continue to believe that the China Patent Review Board’s decisions as well as the more recent Beijing IP Court decision, would not materially adversely impact our enforcement of similar patents in other countries. Patent challenges in response to enforcement efforts are expected as an ordinary defense tactic in patent enforcement cases; we intend to defend vigorously any diamide patents that are challenged.
As described in our 2023 Form 10-K, we are deploying a multi-pronged strategy to defend the diamide business after active ingredient patent expiration, including enforcement of our patents in many countries which continue to cover chemical intermediates and manufacturing processes that are essential in the production of chlorantraniliprole. Patents involve complex factual and legal issues and thus each case must be litigated on its own merits. We often seek preliminary injunctive relief to stop sales of products which we believe to be infringing, but given the higher standards for obtaining preliminary injunctive relief, we may have difficulty prevailing in all cases at that preliminary stage. However, even in situations in which we are not able to prevail on interim relief, we intend to continue litigating in such cases and seek permanent injunctive relief and recovery of damages after a full trial on the merits.

Securities Trading Plans of Directors and Officers
On March 14, 2024, Thaisa Hugenneyer, Executive Vice President, Operations, Supply Chain and Procurement (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the "Hugenneyer Plan") intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Hugenneyer Plan provides for the exercise of 3,521 options (of which 1,084 were granted on February 27, 2015 and set to expire on February 27, 2025 and 2,437 were granted on February 27, 2017 and set to expire on February 27, 2027) to purchase shares of the Company's stock and the subsequent sale of up to 49 percent of the shares received from the exercise of such options. The Hugenneyer Plan will terminate on the earlier of (i) February 28, 2025, (ii) the execution of all trades contemplated by the Hugenneyer Plan, or (iii) the valid exercise of termination rights under the Hugenneyer Plan by either Thaisa Hugenneyer or the broker of the Hugenneyer Plan.
On March 6, 2024, Michael Reilly, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the "Reilly Plan") intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Reilly Plan provides for the exercise of 7,177 options (of which 2,958 were granted on February 27, 2015 and set to expire on February 27, 2025 and 4,219 were granted on February 27, 2017 and set to expire on February 27, 2027) to purchase shares of the Company's stock and the subsequent sale of the shares received from the exercise of such options. The Reilly Plan will terminate on the earlier of (i) February 20, 2025, (ii) the execution of all trades contemplated by the Reilly Plan, or (iii) the valid exercise of termination rights under the Reilly Plan by either Michael Reilly or the broker of the Reilly Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended March 31, 2024.
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
Date: May 7, 2024