Form 10-Q
period 2024-06-30
FMC CORP
filed 2024-08-01
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of June 30, 2024, there were 124,824,364 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,038.4	$1,014.5	$1,956.4	$2,358.8
Costs and Expenses
Costs of sales and services	640.3	581.7	1,218.6	1,344.7
Gross margin	$398.1	$432.8	$737.8	$1,014.1
Selling, general and administrative expenses	164.8	205.6	328.7	391.5
Research and development expenses	75.9	87.7	136.8	166.1
Restructuring and other charges (income)	95.1	7.3	136.0	19.8
Total costs and expenses	$976.1	$882.3	$1,820.1	$1,922.1
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$62.3	$132.2	$136.3	$436.7
Non-operating pension and postretirement charges (income)	4.2	4.6	8.5	9.2
Interest expense, net	63.6	64.5	125.3	115.9
Income (loss) from continuing operations before income taxes	$(5.5)	$63.1	$2.5	$311.6
Provision (benefit) for income taxes	(303.5)	9.2	(304.9)	50.3
Income (loss) from continuing operations	$298.0	$53.9	$307.4	$261.3
Discontinued operations, net of income taxes	(2.8)	(21.5)	(15.3)	(33.0)
Net income (loss)	$295.2	$32.4	$292.1	$228.3
Less: Net income (loss) attributable to noncontrolling interests	0.1	1.9	(0.3)	1.8
Net income (loss) attributable to FMC stockholders	$295.1	$30.5	$292.4	$226.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$297.9	$52.0	$307.7	$259.5
Discontinued operations, net of income taxes	(2.8)	(21.5)	(15.3)	(33.0)
Net income (loss) attributable to FMC stockholders	$295.1	$30.5	$292.4	$226.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.37	$0.41	$2.45	$2.07
Discontinued operations	(0.02)	(0.17)	(0.12)	(0.26)
Net income (loss) attributable to FMC stockholders	$2.35	$0.24	$2.33	$1.81
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.37	$0.41	$2.45	$2.06
Discontinued operations	(0.02)	(0.17)	(0.12)	(0.26)
Net income (loss) attributable to FMC stockholders	$2.35	$0.24	$2.33	$1.80

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$295.2	$32.4	$292.1	$228.3
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(9.2)	$(12.7)	$(45.9)	$7.4
Total foreign currency translation adjustments (1)	$(9.2)	$(12.7)	$(45.9)	$7.4
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $3.6 and $5.5 for the three and six months ended June 30, 2024 and $(7.7) and $(11.8) for the three and six months ended June 30, 2023, respectively	$17.4	$(39.5)	$21.1	$(76.8)
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax (expense) benefit of $0.8 and $0.7 for the three and six months ended June 30, 2024 and $6.6 and $8.8 for the three and six months ended June 30, 2023, respectively (2)	1.4	15.8	1.1	21.8
Total derivative instruments, net of tax expense (benefit) of $4.4 and $6.2 for the three and six months ended June 30, 2024 and $(1.1) and $(3.0) for the three and six months ended June 30, 2023, respectively	$18.8	$(23.7)	$22.2	$(55.0)
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero for the three and six months ended June 30, 2024 and June 30, 2023	$(0.1)	$(0.1)	$(0.2)	$—
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax (expense) benefit of $0.6 and $1.3 for the three and six months ended June 30, 2024 and $0.7 and $1.5 for the three and six months ended June 30, 2023, respectively (2)	2.6	2.9	5.2	5.7
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.6 and $1.3 for the three and six months ended June 30, 2024 and $0.7 and $1.5 for the three and six months ended June 30, 2023, respectively	$2.5	$2.8	$5.0	$5.7
Other comprehensive income (loss), net of tax	$12.1	$(33.6)	$(18.7)	$(41.9)
Comprehensive income (loss)	$307.3	$(1.2)	$273.4	$186.4
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(0.1)	0.6	(1.2)	1.4
Comprehensive income (loss) attributable to FMC stockholders	$307.4	$(1.8)	$274.6	$185.0
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$471.5	$302.4
Trade receivables, net of allowance of $34.4 in 2024 and $29.1 in 2023	2,702.4	2,703.2
Inventories	1,435.0	1,724.6
Prepaid and other current assets	601.3	398.9
Total current assets	$5,210.2	$5,129.1
Investments	22.8	19.8
Property, plant and equipment, net	861.1	892.5
Goodwill	1,509.2	1,593.6
Other intangibles, net	2,413.2	2,465.1
Other assets including long-term receivables, net	450.1	489.5
Deferred income taxes	1,664.1	1,336.6
Total assets	$12,130.7	$11,926.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,153.3	$934.0
Accounts payable, trade and other	697.3	602.4
Advance payments from customers	0.8	482.1
Accrued and other liabilities	700.3	684.8
Accrued customer rebates	780.8	480.9
Guarantees of vendor financing	63.9	69.6
Accrued pension and other postretirement benefits, current	6.4	6.4
Income taxes	120.3	124.4
Total current liabilities	$3,523.1	$3,384.6
Long-term debt, less current portion	3,025.8	3,023.6
Accrued pension and other postretirement benefits, long-term	23.5	24.4
Environmental liabilities, continuing and discontinued	466.3	494.7
Deferred income taxes	109.9	158.1
Other long-term liabilities	401.4	407.4
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2024 or 2023	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2024 and 2023; 185,983,792 shares issued in 2024 and 2023	18.6	18.6
Capital in excess of par value of common stock	955.6	935.6
Retained earnings	6,734.2	6,587.1
Accumulated other comprehensive income (loss)	(424.3)	(406.5)
Treasury stock, common, at cost - 2024: 61,159,428 shares, 2023: 61,223,032 shares	(2,724.7)	(2,723.9)
Total FMC stockholders’ equity	$4,559.4	$4,410.9
Noncontrolling interests	21.3	22.5
Total equity	$4,580.7	$4,433.4
Total liabilities and equity	$12,130.7	$11,926.2
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$292.1	$228.3
Discontinued operations, net of income taxes	15.3	33.0
Income (loss) from continuing operations	$307.4	$261.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$90.0	$92.8
Restructuring and other charges (income)	136.0	19.8
Deferred income taxes	(421.6)	(1.8)
Pension and other postretirement benefits	10.1	10.7
Share-based compensation	12.4	13.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(94.8)	132.2
Guarantees of vendor financing	(5.7)	(35.7)
Advance payments from customers	(481.4)	(677.1)
Accrued customer rebates	307.3	274.2
Inventories	244.1	(423.3)
Accounts payable, trade and other	108.8	(197.3)
Income taxes	3.5	(72.6)
Pension and other postretirement benefit contributions	(1.7)	(1.0)
Environmental spending, continuing, net of recoveries	(13.6)	(14.5)
Restructuring and other spending (1)	(68.2)	(6.2)
Change in other operating assets and liabilities, net (2)	16.7	(94.9)
Cash provided (required) by operating activities of continuing operations	$149.3	$(719.8)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(23.1)	$(11.7)
Other discontinued spending(3)	4.2	(15.2)
Cash provided (required) by operating activities of discontinued operations	$(18.9)	$(26.9)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the six months ended June 30, 2024 and 2023 includes spending of $3.0 million and $1.3 million, respectively, related to the Furadan® asset retirement obligations. For additional detail on restructuring and other charges activities, see Note 8.
(2)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.
(3)Discontinued operations for the six months ended June 30, 2024 includes cash proceeds, net of fees of $18.0 million received as the result of an insurance settlement for retained legal reserves.

The accompanying Notes are an integral part of these consolidated financial statements.
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2024	2023
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(30.6)	$(75.8)
Acquisitions, including cost and equity method, net	(1.8)	(3.2)
Proceeds from land disposition (4)	—	5.8
Other investing activities	(7.2)	(5.3)
Cash provided (required) by investing activities of continuing operations	$(39.6)	$(78.5)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$231.5	$719.1
Repayments of long-term debt	—	(800.0)
Proceeds from borrowings of long-term debt	—	1,498.6
Financing fees and interest rate swap settlements	—	(0.4)
Issuances of common stock, net	0.2	3.9
Dividends paid (5)	(145.2)	(145.4)
Repurchases of common stock under publicly announced program	—	(75.0)
Other repurchases of common stock	(1.8)	(6.2)
Cash provided (required) by financing activities of continuing operations	$84.7	$1,194.6
Effect of exchange rate changes on cash and cash equivalents	(6.4)	0.1
Increase (decrease) in cash and cash equivalents	$169.1	$369.5
Cash and cash equivalents, beginning of period	$302.4	$572.0
Cash and cash equivalents, end of period	$471.5	$941.5
____________________
(4)During the six months ended June 30, 2023, we received the final payment of $5.8 million related to a land transfer agreement with the Shanghai Municipal People's Government, which was executed in December 2022.
(5)See Note 13 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $125.2 million and $101.1 million, and income taxes paid, net of refunds were $107.9 million and $105.2 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash additions to property, plant and equipment and other assets were $10.6 million and $20.5 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash investing activities include a $10.5 million investment representing the deferred purchase price in a trade receivables securitization program for the six months ended June 30, 2024.

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2023	$18.6	$935.6	$6,587.1	$(406.5)	$(2,723.9)	$22.5	$4,433.4
Net income (loss)	—	—	(2.7)	—	—	(0.4)	(3.1)
Stock compensation plans	—	6.8	—	—	1.4	—	8.2
Shares for benefit plan trust	—	—	—	—	(0.5)	—	(0.5)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustments (1)	—	—	—	(36.0)	—	(0.7)	(36.7)
Dividends ($0.58 per share)	—	—	(72.6)	—	—	—	(72.6)
Repurchases of common stock	—	—	—	—	(1.7)	—	(1.7)
Balance at March 31, 2024	$18.6	$942.4	$6,511.8	$(436.6)	$(2,724.7)	$21.4	$4,332.9
Net income (loss)	—	—	295.1	—	—	0.1	295.2
Stock compensation plans	—	13.2	—	—	—	—	13.2
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	18.8	—	—	18.8
Foreign currency translation adjustments (1)	—	—	—	(9.0)	—	(0.2)	(9.2)
Dividends ($0.58 per share)	—	—	(72.7)	—	—	—	(72.7)
Balance at June 30, 2024	$18.6	$955.6	$6,734.2	$(424.3)	$(2,724.7)	$21.3	$4,580.7
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
In our opinion, the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, changes in equity for the three and six months ended June 30, 2024 and 2023, and our financial positions as of June 30, 2024 and December 31, 2023. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of June 30, 2024, and the related consolidated statements of income (loss) and consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and consolidated statements of changes in equity for the three and six months ended June 30, 2024 and 2023 have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. The consolidated balance sheet as of December 31, 2023 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2023 (the "2023 Form 10-K").
Assets Held for Sale
The Global Specialty Solutions ("GSS") business met the criteria to be presented as assets held for sale for the period ended June 30, 2024. Additionally, on July 11, 2024, we signed a definitive agreement to sell this business to Environmental Science US, LLC d/b/a Envu for a purchase price of $350 million, subject to closing working capital adjustments. The fair value, less costs to sell, is expected to exceed the preliminary carrying value. Assets of approximately $160 million consist primarily of $50 million in trade receivables, $33 million in inventories, and $77 million representing an allocated portion of goodwill. The assets are presented within the Prepaid and other current assets line item on the Consolidated Balance Sheet. Liabilities expected to be transferred with the business are not material. We expect to complete the sale by the end of 2024. The GSS business does not qualify for discontinued operations and, therefore, its results are included in income (loss) from continuing operations for all periods presented.
Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and periodic reports. The required disclosures will include, but are not limited to, specific disclosures about climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the governance of climate-related risks and relevant risk management processes; Scope 1 and 2 greenhouse gas (GHG) emissions, if material or included in announced emission targets; certain climate-related financial statement metrics and related disclosures in a note to the audited financial statements; and information about climate-related targets and goals. The rules are effective on a rolling basis for various fiscal years, beginning for the Company with annual reports for the year ending December 31, 2025. However, in response to various legal challenges, the SEC voluntarily stayed the rules on April 4, 2024, which may impact the ultimate effective date of the rules. We are currently gathering the required data and information to comply with the rules by the current effective date and we will continue to monitor any developments on these rules and expected timing for compliance.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity's reportable segments and expenses. The standard requires disclosure of the chief operating decision maker's (the "CODM") title and position and allows for disclosure of multiple measures of segment profit and loss reviewed by the CODM. Companies with multiple reportable segments as well as companies with a single reportable segment are required to adopt the standard and it should be applied retrospectively to all periods presented. The ASU is effective for FMC beginning with the Form 10-K for the year ended December 31, 2024. Early adoption is permitted. Because we operate as a single reportable segment, most of the required information is currently available in our quarterly or annual filings. We expect to update our disclosures to present the required information, which may result in new disclosures as well as updates to the geography of certain disclosures.
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
FMC's outstanding obligations confirmed as valid under the SCF was $100.0 million and $71.9 million as of June 30, 2024 and December 31, 2023, respectively.
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table. The disaggregated revenue tables are shown below for the three and six months ended June 30, 2024 and 2023.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
North America	$338.8	$272.5	$597.9	$769.8
Latin America	307.2	268.7	495.2	502.3
Europe, Middle East & Africa (EMEA)	201.2	207.6	508.0	590.6
Asia	191.2	265.7	355.3	496.1
Total Revenue	$1,038.4	$1,014.5	$1,956.4	$2,358.8
The following table provides information about disaggregated revenue by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Insecticides	$569.1	$658.9	$1,070.4	$1,405.6
Herbicides	336.6	225.5	631.5	668.3
Fungicides	74.5	72.3	144.9	173.3
Plant Health	43.5	43.4	88.3	95.7
Other	14.7	14.4	21.3	15.9
Total Revenue	$1,038.4	$1,014.5	$1,956.4	$2,358.8
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of June 30, 2024	Balance as of December 31, 2023	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,726.1	$2,722.7	$3.4
Contract liabilities: Advance Payments from customers (2)	0.8	482.1	(481.3)
____________________
(1)Amount includes $2,702.4 million of trade receivables and $23.7 million of net long-term customer receivables as of June 30, 2024. See Note 5 for more information.
(2)The amount of revenue recognized in the six months ended June 30, 2024 that was included in the opening contract liability balance is $481.3 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents our best estimate of the probable losses associated with potential customer defaults. We determine the allowance based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2024. Refer to Note 5 for further information.
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
Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2023	$1,593.6
GSS allocation to held for sale (See Note 1.)	(77.0)
Foreign currency adjustments	(7.4)
Balance, June 30, 2024	$1,509.2
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2024.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2024			December 31, 2023
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,127.6	$(435.8)	$691.8	$1,136.7	$(414.2)	$722.5
Patents	1.8	(1.6)	0.2	1.8	(1.6)	0.2
Brands (1)	48.8	(17.4)	31.4	49.3	(12.9)	36.4
Purchased and licensed technologies	128.4	(47.3)	81.1	131.1	(46.2)	84.9
Other intangibles	2.3	(1.8)	0.5	2.3	(1.8)	0.5
	$1,308.9	$(503.9)	$805.0	$1,321.2	$(476.7)	$844.5

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,259.0		$1,259.0	$1,259.0		$1,259.0
Brands (1)	338.2		338.2	350.3		350.3
In-process research & development	11.0		11.0	11.3		11.3
	$1,608.2		$1,608.2	$1,620.6		$1,620.6
Total intangible assets	$2,917.1	$(503.9)	$2,413.2	$2,941.8	$(476.7)	$2,465.1
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Amortization expense	$16.4	$16.1	$32.8	$32.1
The full year estimated pre-tax amortization expense for the year ended December 31, 2024 and each of the succeeding five years is approximately $63 million, $67 million, $69 million, $69 million, $69 million, and $68 million, respectively.
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2022	$33.9
Additions - charged to expense	4.7
Transfer from (to) allowance for credit losses (see below)	(1.5)
Net recoveries, write-offs and other	(8.0)
Balance, December 31, 2023	$29.1
Additions - charged to expense	6.7
Transfer from (to) allowance for credit losses (see below)	0.1
Net recoveries, write-offs and other	(1.5)
Balance, June 30, 2024	$34.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $23.7 million as of June 30, 2024. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2022	$44.5
Additions - charged (credited) to expense	1.6
Transfer from (to) allowance for doubtful accounts (see above)	1.5
Foreign currency adjustments	0.8
Net recoveries, write-offs and other	(21.3)
Balance, December 31, 2023	$27.1
Additions - charged (credited) to expense	1.0
Transfer from (to) allowance for doubtful accounts (see above)	(0.1)
Foreign currency adjustments	(1.9)
Balance, June 30, 2024	$26.1
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
There were $82.4 million in receivables sold under the securitization programs during the six months ended June 30, 2024. A $5.7 million charge associated with the transfer of these financial assets is included as a component within selling, general and administrative expense during the six months ended June 30, 2024. There were $67.5 million in receivables sold under the securitization program during the six months ended June 30, 2023.
As part of funding our interest for all outstanding arrangements under the securitization programs, approximately $29.9 million of the sales have been retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. This asset is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables originate.
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been inconsequential during each reporting period. Non-recourse factoring during the six months ended June 30, 2024 and 2023 was $71.3 million and $155.0 million, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	June 30, 2024	December 31, 2023
Finished goods	$550.8	$643.8
Work in process	660.1	732.2
Raw materials, supplies and other	224.1	348.6
Net inventories	$1,435.0	$1,724.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2024	December 31, 2023
Property, plant and equipment	$1,568.5	$1,559.8
Accumulated depreciation	(707.4)	(667.3)
Property, plant and equipment, net	$861.1	$892.5

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Restructuring charges	$83.8	$(0.9)	$117.5	$—
Other charges (income), net	11.3	8.2	18.5	19.8
Total restructuring and other charges (income)	$95.1	$7.3	$136.0	$19.8

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities that commenced prior to 2024, see Note 8 to our consolidated financial statements included within our 2023 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$18.6	$6.5	$59.2	$84.3
Other items	—	(0.5)	—	(0.5)
Three Months Ended June 30, 2024	$18.6	$6.0	$59.2	$83.8

DuPont Crop restructuring	$—	$(5.7)	$—	$(5.7)
Other items	4.8	—	—	4.8
Three Months Ended June 30, 2023	$4.8	$(5.7)	$—	$(0.9)

Project Focus	$37.5	$18.7	$61.5	$117.7
Other items	—	(0.2)	—	(0.2)
Six Months Ended June 30, 2024	$37.5	$18.5	$61.5	$117.5

DuPont Crop restructuring	$—	$(8.1)	$2.8	$(5.3)
Other items	4.8	0.5	—	5.3
Six Months Ended June 30, 2023	$4.8	$(7.6)	$2.8	$—
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
During the six months ended June 30, 2024, charges incurred related to Project Focus include $37.5 million of severance and employee separation costs, including costs associated with the previously announced CEO transition, $18.7 million of professional service provider costs and other miscellaneous charges associated with the project, and accelerated depreciation of $8.2 million on assets identified for disposal in connection with the restructuring initiative. Additionally, as part of the evaluation of our manufacturing footprint in connection with Project Focus, we finalized a termination agreement to exit a contract with one of our third-party manufacturers during the second quarter of 2024, which resulted in an asset write-off charge of approximately $53.3 million. The decision to exit the agreement was driven in part by our ability to source these materials from lower cost locations.
The charges incurred during the six months ended June 30, 2024 are included in the total estimated range for Project Focus. See Note 8 to our consolidated financial statements in our 2023 Form 10-K for details of the costs previously incurred for Project Focus. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, that will result in cash spending. These amounts exclude accelerated depreciation on fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at 12/31/23 (6)	Change in reserves (4)	Cash payments	Other (5)	Balance at 6/30/24 (6)
Project Focus (1)	$43.1	$47.2	$(63.5)	$(0.2)	$26.6
DuPont Crop restructuring (2)	3.9	—	(0.7)	—	3.2
Other workforce related and facility shutdowns (3)	3.4	—	(1.0)	(0.4)	2.0
Total	$50.4	$47.2	$(65.2)	$(0.6)	$31.8
____________________
(1)Relates to the global restructuring plan initiated in 2023 and primarily consists of severance charges related to workforce reduction actions across all regions.
(2)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(3)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(4)Primarily consists of severance and employee separation costs as well as third-party provider fees. The accelerated depreciation and asset impairment charges associated with these restructurings that have impacted our property, plant and equipment, intangible balances or other asset balances are not included in this table.
(5)Primarily comprised of foreign currency translation and other non-cash adjustments.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Environmental charges, net	$5.7	$7.5	$9.0	$9.8
Currency related matters	—	—	—	6.9
Other items, net	5.6	0.7	9.5	3.1
Other charges (income), net	$11.3	$8.2	$18.5	$19.8
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Note 9: Debt
Debt maturing within one year:

(in Millions)	June 30, 2024	December 31, 2023
Short-term foreign debt (1)	$116.9	$98.0
Commercial paper (2)	952.0	739.5
Total short-term debt	$1,068.9	$837.5
Current portion of long-term debt	84.4	96.5
Total short-term debt and current portion of long-term debt (3)	$1,153.3	$934.0
____________________
(1)At June 30, 2024, the average effective interest rate on the borrowings was 11.6 percent.
(2)At June 30, 2024, the average effective interest rate on the borrowings was 6.1 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Long-term debt:

(in Millions)	June 30, 2024
	Interest Rate Percentage	Maturity Date	June 30, 2024	December 31, 2023
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.7 and $1.8, respectively)	3.2% - 6.4%	2026 - 2053	2,998.3	2,998.2
Revolving Credit Facility (1)	8.0%	2027	—	—
Foreign debt	12.2% - 17.4%	2024 - 2025	84.4	96.5
Debt issuance cost			(22.4)	(24.5)
Total long-term debt			$3,110.2	$3,120.1
Less: debt maturing within one year			84.4	96.5
Total long-term debt, less current portion			$3,025.8	$3,023.6
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $252.6 million and available funds under this facility were $795.4 million at June 30, 2024.
Covenants
Among other restrictions, our Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). The maximum leverage ratio through the period ending June 30, 2024 is 6.50 and will incrementally step down over time ending at 3.75 for the quarter ended September 30, 2025. Our actual leverage for the four consecutive quarters ended June 30, 2024 was 5.35, which is below the maximum leverage of 6.50. The minimum interest coverage ratio is 2.50 through the period ending September 30, 2024 and will incrementally increase over time ending at 3.50 for the quarter ended September 30, 2025. Our actual interest coverage for the four consecutive quarters ended June 30, 2024 was 3.13, which is above the minimum interest coverage of 2.50. We were in compliance with all covenants at June 30, 2024.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(1.4) and $(2.0) for the three and six months ended June 30, 2024, respectively, and $(0.9) and $(1.3) for the three and six months ended June 30, 2023, respectively	$(1.5)	$(2.3)	$(2.5)	$(2.4)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.7 and $1.2 for the three and six months ended June 30, 2024, respectively, and $3.8 and $4.3 for the three and six months ended June 30, 2023, respectively	(2.7)	(11.9)	(4.4)	(14.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $(0.4) and $2.2 for the three and six months ended June 30, 2024, respectively, and $2.0 and $4.4 for the three and six months ended June 30, 2023, respectively(1)	1.4	(7.3)	(8.4)	(16.5)
Discontinued operations, net of income taxes	$(2.8)	$(21.5)	$(15.3)	$(33.0)
____________________
(1)Discontinued operations for the three and six months ended June 30, 2024 includes a gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2023	$601.8	$(9.7)	$592.1
Provision (Benefit)	15.4	(0.5)	14.9
(Spending) Recoveries	(37.2)	0.1	(37.1)
Foreign currency translation adjustments	(3.1)	—	(3.1)
Net change	(24.9)	(0.4)	(25.3)
Total environmental reserves at June 30, 2024	576.9	(10.1)	566.8

Environmental reserves, current (1)	$101.8	$(1.3)	$100.5
Environmental reserves, long-term (2)	475.1	(8.8)	466.3
Total environmental reserves at June 30, 2024	$576.9	$(10.1)	$566.8
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $240 million at June 30, 2024. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the consolidated balance sheets.

(in Millions)	December 31, 2023	Increase (Decrease) in recoveries	Cash received	June 30, 2024
Environmental recoveries	$4.9	$0.3	$(0.4)	$4.8
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Environmental provisions, net - recorded to liabilities (1)	$9.0	$22.9	$14.9	$28.2
Environmental provisions, net - recorded to assets (2)	0.1	(0.1)	(0.3)	(0.4)
Environmental provision, net	$9.1	$22.8	$14.6	$27.8

Continuing operations (3)	$5.7	$7.5	$9.0	$9.8
Discontinued operations (4)	3.4	15.3	5.6	18.0
Environmental provision, net	$9.1	$22.8	$14.6	$27.8
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2024, there were 2.1 million and 2.0 million potential common shares excluded from Diluted EPS, respectively. For the three and six months ended June 30, 2023, there were 0.7 million and 0.4 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$297.9	$52.0	$307.7	$259.5
Discontinued operations, net of income taxes	(2.8)	(21.5)	(15.3)	(33.0)
Net income (loss) attributable to FMC stockholders	$295.1	$30.5	$292.4	$226.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.9)	(0.1)	(0.7)	(0.4)
Net income (loss) allocable to common stockholders	$294.2	$30.4	$291.7	$226.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.37	$0.41	$2.45	$2.07
Discontinued operations	(0.02)	(0.17)	(0.12)	(0.26)
Net income (loss) attributable to FMC stockholders	$2.35	$0.24	$2.33	$1.81
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.37	$0.41	$2.45	$2.06
Discontinued operations	(0.02)	(0.17)	(0.12)	(0.26)
Net income (loss) attributable to FMC stockholders	$2.35	$0.24	$2.33	$1.80
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,009	125,085	124,976	125,201
Weighted average additional shares assuming conversion of potential common shares	343	579	310	682
Shares – diluted basis	125,352	125,664	125,286	125,883

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
2024 Activity
Other comprehensive income (loss) before reclassifications	(45.0)	21.1	(0.2)	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	5.2	6.3
Net current period other comprehensive income (loss)	$(45.0)	$22.2	$5.0	$(17.8)
Accumulated other comprehensive income (loss), net of tax at June 30, 2024	$(176.3)	$(28.0)	$(220.0)	$(424.3)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
2023 Activity
Other comprehensive income (loss) before reclassifications	7.8	(76.8)	—	(69.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	21.8	5.7	27.5
Net current period other comprehensive income (loss)	$7.8	$(55.0)	$5.7	$(41.5)
Accumulated other comprehensive income (loss), net of tax at June 30, 2023	$(152.7)	$(106.7)	$(241.7)	$(501.1)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Foreign currency translation adjustments:
Derivative instruments
Gain (loss) on foreign currency contracts	$(1.8)	$(24.0)	$(1.0)	$(31.4)	Costs of sales and services
Gain (loss) on foreign currency contracts	0.1	2.3	0.2	2.6	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.7)	(1.0)	(1.8)	Interest expense, net
Total before tax	$(2.2)	$(22.4)	$(1.8)	$(30.6)
	0.8	6.6	0.7	8.8	Provision (benefit) for income taxes
Amount included in net income (loss)	$(1.4)	$(15.8)	$(1.1)	$(21.8)

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	(3.1)	(3.6)	(6.3)	(7.2)	Non-operating pension and postretirement charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.1)	—	(0.2)	—	Non-operating pension and postretirement charges (income)
Total before tax	$(3.2)	$(3.6)	$(6.5)	$(7.2)
	0.6	0.7	1.3	1.5	Provision (benefit) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.6)	$(2.9)	$(5.2)	$(5.7)
Total reclassifications for the period	$(4.0)	$(18.7)	$(6.3)	$(27.5)	Amount included in net income

____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.
Dividends and Share Repurchases
During the six months ended June 30, 2024 and June 30, 2023, we paid dividends of $145.2 million and $145.4 million, respectively. On July 18, 2024, we paid dividends totaling $72.7 million to our shareholders of record as of June 28, 2024. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of June 30, 2024.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2024. At June 30, 2024, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 17 to our consolidated financial statements included within our 2023 Form 10-K.
The ROU asset and lease liability balances as of June 30, 2024 and December 31, 2023 were as follows:

(in Millions)	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$120.1	$121.8
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$27.0	$24.4
Operating lease noncurrent liabilities	Other long-term liabilities	115.9	123.2
The components of lease expense for the six months ended June 30, 2024 and 2023 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Lease Cost Classification	2024	2023	2024	2023
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.5	$7.5	$17.8	$15.8
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	3.0	3.4	5.8	5.9
Total lease cost		$11.5	$10.9	$23.6	$21.7

June 30, 2024
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	4.6%

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.2)	$(8.0)	$(23.5)	$(17.0)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2.8	$2.1	$19.4	$11.9

The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2024 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2024 (excluding the six months ending June 30, 2024)	$16.9
2025	29.0
2026	24.4
2027	21.7
2028	18.2
Thereafter	56.5
Total undiscounted lease payments	$166.7
Less: Present value adjustment	(23.8)
Present value of lease liabilities	$142.9
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$0.7	$0.7	$—	$—	$1.5	$1.4	$—	$—
Interest cost	11.9	12.5	0.1	0.2	23.9	25.1	0.2	0.3
Expected return on plan assets	(11.2)	(11.8)	—	—	(22.4)	(23.7)	—	—
Amortization of net actuarial and other (gain) loss	3.5	3.9	(0.2)	(0.2)	7.0	7.9	(0.4)	(0.4)
Recognized (gain) loss due to curtailments, settlements, and other	0.1	—	—	—	0.2	—	—	—
Net periodic benefit cost (income)	$5.0	$5.3	$(0.1)	$—	$10.2	$10.7	$(0.2)	$(0.1)

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three and six months ended June 30, 2024 were 5,518.2 percent and negative 12,196.0 percent respectively. Our effective income tax rates from continuing operations for the three and six months ended June 30, 2023 were 14.6 percent and 16.1 percent respectively. The change in the effective tax rate for the three and six months ended June 30, 2024 was primarily driven by a $300 million tax benefit recorded during the second quarter of 2024, discussed further below, as well as the global mix of reduced earnings.

In connection with our plans to establish a global technology and innovation center in Switzerland, we initiated changes to our corporate entity structure, including intra-entity transfers of certain intellectual property, during the second quarter of 2024. As a result, we recorded a total net tax benefit of approximately $300 million. This benefit, net of valuation allowance, was primarily a result of the recognition of a step-up in tax basis to the fair value of the transferred intellectual property by the Company’s Swiss subsidiary. The resulting gains on these intra-entity intellectual property transfers were eliminated for purposes of the consolidated financial statements. In addition, local tax impacts associated with the disposition of the transferred intellectual property were recorded as well as an increase in our valuation allowance associated with Swiss nonrefundable tax credits as a result of indirect effects of the transferred intellectual property. See Note 12 to the consolidated financial statements included within our 2023 Form 10-K for discussion on the Swiss nonrefundable tax credits awarded in 2023.
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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
contracts are included in the tables within this Note. The estimated fair value of debt is $4,114.1 million and $3,988.2 million and the carrying amount is $4,179.1 million and $3,957.6 million as of June 30, 2024 and December 31, 2023, respectively.
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

As of June 30, 2024, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $8.3 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2025. At June 30, 2024, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $574.2 million.
At June 30, 2024, we had no outstanding interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of June 30, 2024, there was a remaining net after-tax loss of $27.8 million in AOCI related to these settlements.
As of June 30, 2024, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2024, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $8.5 million of the net gains after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending June 30, 2025 if spot rates in the future are consistent with forward rates as of June 30, 2024. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,939.0 million at June 30, 2024.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2024
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$20.5	$15.4	$35.9	$(18.8)	$17.1
Total derivative assets (1)	$20.5	$15.4	$35.9	$(18.8)	$17.1

Foreign exchange contracts	$(7.8)	$(14.8)	$(22.6)	$18.8	$(3.8)
Total derivative liabilities (2)	$(7.8)	$(14.8)	$(22.6)	$18.8	$(3.8)

Net derivative assets (liabilities)	$12.7	$0.6	$13.3	$—	$13.3

	December 31, 2023
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Foreign exchange contracts	$2.7	$3.0	$5.7	$(5.5)	$0.2
Total derivative assets (1)	$2.7	$3.0	$5.7	$(5.5)	$0.2

Foreign exchange contracts	$(9.7)	$(7.4)	$(17.1)	$5.5	$(11.6)
Total derivative liabilities (2)	$(9.7)	$(7.4)	$(17.1)	$5.5	$(11.6)

Net derivative assets (liabilities)	$(7.0)	$(4.4)	$(11.4)	$—	$(11.4)
______________
(1)    Net balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Net balance is included in "Accrued and other liabilities" in the consolidated balance sheets.
(3)    Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended June 30,
(in Millions)	2024	2023	2024	2023	2024	2023
Unrealized hedging gains (losses) and other, net of tax	$17.4	$(43.6)	$—	$4.1	$17.4	$(39.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)	1.0	15.3	0.4	0.5	1.4	15.8
Total derivative instrument impact on comprehensive income, net of tax	$18.4	$(28.3)	$0.4	$4.6	$18.8	$(23.7)

	Contracts
	Foreign Exchange		Interest rate		Total
	Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023	2024	2023
Unrealized hedging gains (losses) and other, net of tax	$21.1	$(76.4)	$—	$(0.4)	$21.1	$(76.8)
Reclassification of deferred hedging (gains) losses, net of tax (1)	0.3	20.5	0.8	1.3	1.1	21.8
Total derivative instrument impact on comprehensive income, net of tax	$21.4	$(55.9)	$0.8	$0.9	$22.2	$(55.0)
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Foreign exchange contracts	$3.1	$(19.1)	$(13.0)	$(17.9)
Total	$3.1	$(19.1)	$(13.0)	$(17.9)
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

(in Millions)	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$17.1	$—	$17.1	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2) (3)	59.2	24.6	—	34.6
Total assets	$76.3	$24.6	$17.1	$34.6

Liabilities
Derivatives – Foreign exchange (1)	$3.8	$—	$3.8	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2)	26.2	26.2	—	—
Total liabilities	$30.0	$26.2	$3.8	$—

(in Millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.2	$—	$0.2	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2) (3)	47.1	23.8	—	23.3
Total assets	$47.3	$23.8	$0.2	$23.3

Liabilities
Derivatives – Foreign exchange (1)	$11.6	$—	$11.6	$—
Derivatives – Interest rate (1)	—	—	—	—
Other (2)	24.4	24.4	—	—
Total liabilities	$36.0	$24.4	$11.6	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2024. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$63.9
Other debt guarantees (2)	80.2
Total	$144.1
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to the consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance and regulatory items.

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
Second Quarter 2024 Highlights
The following items are the more significant developments or financial highlights in our business during the three months ended June 30, 2024:
•In response to the unprecedented downturn in the global crop protection market during 2023, we initiated a global restructuring plan, referred to as "Project Focus," in November 2023 designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity. Refer to the section titled "Results of Operations" for further discussion of the program.
•Revenue of $1,038.4 million for the three months ended June 30, 2024 increased $23.9 million, or approximately 2 percent, versus the prior year period. During the second quarter, demand improved with a pronounced increase in sales volume, most notably within the United States and Brazil, despite customers continuing to actively manage inventory. On a regional basis, sales in North America increased by approximately 24 percent, sales in Latin America increased approximately 14 percent, sales in Europe, Middle East and Africa decreased approximately 3 percent and sales in Asia decreased approximately 28 percent. A more detailed review of revenue is discussed under the section titled "Results of Operations".
•Our gross margin of $398.1 million decreased versus the prior year quarter by $34.7 million as a result of pricing pressure and cost deterioration during the period. Volumes improved during the period partially offsetting the decrease in gross margin. Gross margin as a percent of revenue of approximately 38 percent decreased compared to approximately 43 percent in the prior year period.
•Selling, general and administrative expenses decreased from $205.6 million to $164.8 million, or approximately 20 percent versus the prior year period. Research and development expenses of $75.9 million decreased $11.8 million or 13 percent, compared to the previous year. The decreases in both selling, general and administrative expenses and research and development costs are primarily due to cost reduction measures implemented in connection with our Project Focus initiative. Reductions in research and development spending were done without sacrificing investments in areas such as Plant Health and our new active ingredient pipeline.
•Net income attributable to FMC stockholders of $295.1 million increased from net income of $30.5 million, which represents an increase of $264.6 million. Results in the current year period were higher than the prior year period primarily as a result of a decrease to our provision for income taxes of $312.7 million resulting in an income tax benefit for the year. As a result of changes to our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland, we recorded a net tax benefit of approximately $300 million. Additionally, we recognized a gain of $18.0 million in discontinued operations as the result of an insurance settlement for retained legal reserves. The income tax benefit and the gain from insurance settlement were partially offset by higher restructuring charges related to Project Focus. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $79.1 million increased compared to the prior year amount of $62.6 million or approximately 26 percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
Other Highlights
On July 11, 2024, we signed a definitive agreement to sell our Global Specialty Solutions ("GSS") business to Environmental Science US, LLC ("Envu"). Envu will purchase the GSS business for a purchase price of $350 million subject to closing working capital adjustment.

2024 Outlook Update
We have updated our full-year 2024 revenue outlook to be in the range of approximately $4.30 billion to $4.50 billion, down approximately 2 percent at the midpoint versus 2023. The decrease is largely driven by lower first half sales and a delayed market recovery. We still anticipate growth of new products as well as improving market conditions in the second half of the year. We expect adjusted EBITDA(1) of $880 million to $940 million, down approximately 7 percent at the midpoint versus 2023 results primarily driven by the lower revenue outlook, sell through of higher cost inventory and pricing pressure. Tailwinds in the second half are expected from sales growth of new products and savings from restructuring actions. 2024 adjusted earnings are expected to be in the range of $3.02 to $3.64 per diluted share(1), down approximately 12 percent at the midpoint versus 2023. For cash flow outlook, refer to the liquidity and capital resources section below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,038.4	$1,014.5	$1,956.4	$2,358.8
Costs and Expenses
Costs of sales and services	640.3	581.7	1,218.6	1,344.7
Gross margin	$398.1	$432.8	$737.8	$1,014.1
Selling, general and administrative expenses	164.8	205.6	328.7	391.5
Research and development expenses	75.9	87.7	136.8	166.1
Restructuring and other charges (income)	95.1	7.3	136.0	19.8
Total costs and expenses	$976.1	$882.3	$1,820.1	$1,922.1
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes(1)	$62.3	$132.2	$136.3	$436.7
Non-operating pension and postretirement charges (income)	4.2	4.6	8.5	9.2
Income from continuing operations before interest expense, net and income taxes	$58.1	$127.6	$127.8	$427.5
Interest expense, net	63.6	64.5	125.3	115.9
Income (loss) from continuing operations before income taxes	$(5.5)	$63.1	$2.5	$311.6
Provision (benefit) for income taxes	(303.5)	9.2	(304.9)	50.3
Income (loss) from continuing operations	$298.0	$53.9	$307.4	$261.3
Discontinued operations, net of income taxes	(2.8)	(21.5)	(15.3)	(33.0)
Net income (loss) (GAAP)	$295.2	$32.4	$292.1	$228.3
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$95.1	$7.3	$136.0	$19.8
Non-operating pension and postretirement charges (income)(4)	4.2	4.6	8.5	9.2
Discontinued operations, net of income taxes	2.8	21.5	15.3	33.0
Interest expense, net	63.6	64.5	125.3	115.9
Depreciation and amortization	44.3	48.1	90.0	92.8
Provision (benefit) for income taxes	(303.5)	9.2	(304.9)	50.3
Adjusted EBITDA (Non-GAAP)(2)	$201.7	$187.6	$362.3	$549.3
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

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$295.1	$30.5	$292.4	$226.5
Corporate special charges (income), pre-tax (1)	99.3	11.9	144.5	29.0
Income tax expense (benefit) on Corporate special charges (income) (2)	(13.8)	(2.3)	(23.4)	(4.3)
Corporate special charges (income), net of income taxes	$85.5	$9.6	$121.1	$24.7
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	—	0.8	—	(2.0)
Discontinued operations attributable to FMC Stockholders, net of income taxes	2.8	21.5	15.3	33.0
Non-GAAP tax adjustments (3)	(304.3)	0.2	(304.3)	3.5
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$79.1	$62.6	$124.5	$285.7
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
ORGANIC REVENUE GROWTH RECONCILIATION

	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Total Revenue Change (GAAP)	2%	(17)%
Less: Foreign Currency Impact	(2)%	(1)%
Organic Revenue Change (Non-GAAP)	4%	(16)%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended June 30, 2024 vs. 2023
Revenue of $1,038.4 million increased $23.9 million, or approximately 2 percent, versus the prior year period. Volumes increased by 14 percent versus the prior year period when global destocking was first observed. The increase in volumes was partially offset by a 10 percent decrease due to unfavorable pricing actions and foreign currency headwinds of approximately 2 percent. The unfavorable pricing actions were due to competitive pressure as demand returns, strategic pricing actions to take back market positions in less differentiated products, and one-time customer incentives offered to address high cost inventory in the channel.
Six Months Ended June 30, 2024 vs. 2023
Revenue of $1,956.4 million decreased $402.4 million, or approximately 17 percent, versus the prior year period. The decrease was primarily driven by a 9 percent decrease in volumes, which was the result of continued channel destocking in all regions during the first quarter partially offset by improved sales volume during the second quarter. Unfavorable pricing actions accounted for a 7 percent decrease and foreign currency headwinds during the period were approximately 1 percent.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
North America	$338.8	$272.5	$597.9	$769.8
Latin America	307.2	268.7	495.2	502.3
Europe, Middle East & Africa (EMEA)	201.2	207.6	508.0	590.6
Asia	191.2	265.7	355.3	496.1
Total Revenue	$1,038.4	$1,014.5	$1,956.4	$2,358.8
Three Months Ended June 30, 2024 vs. 2023
North America: Revenue increased approximately 24 percent year-over-year primarily due to higher volumes, specifically in the herbicides category. New product sales also grew during the period due to strong performance of new diamide insecticide formulations and fluindapyr based fungicides.
Latin America: Revenue increased approximately 14 percent versus the second quarter of 2023 (up 15 percent organically) driven primarily by volume improvement, almost entirely in Brazil, during the period. Branded diamides and new products also reported higher sales versus prior year aided by recently launched Premio® Star and Coragen® Evo insecticides. Pricing pressure due to competition in the market as well as one-time customer incentives partially offset the volume increase.
EMEA: Revenue decreased approximately 3 percent (flat organically) compared to the prior year period. Volume growth in the region was driven by branded diamides and fungicides. The increase in volumes was offset by lower revenues to diamide partners and pricing pressure during the period.
Asia: Revenue decreased approximately 28 percent (down 24 percent organically) year-over-year largely driven by ongoing channel destocking, most significantly in India. Pricing pressure was an additional headwind in the region.
Six Months Ended June 30, 2024 vs. 2023
North America: Revenue decreased approximately 22 percent year-over-year due to a significant decline in volumes during the first quarter as a result of continued pressure from channel destocking behavior. Volumes, specifically in the herbicides category, improved during the second quarter partially offsetting the decrease.
Latin America: Revenue decreased approximately 1 percent (down 2 percent organically) year-over-year driven primarily by volume recovery in Brazil during the second quarter. Branded diamides and new product sales contributed to the increase in volumes during the period. The increase in volumes was partially offset by unfavorable pricing actions during the period, which were caused by competitive pressure as demand returns as well as one-time customer incentives offered to address high cost inventory in the channel.

EMEA: Revenue decreased approximately 14 percent (down 11 percent organically) compared to the prior year period as a result of the decline in volumes caused in part by registration removals and rationalization of some lower margin products.
Asia: Revenue decreased approximately 28 percent (down 26 percent organically) year-over-year caused by lower volumes, primarily due to poor weather in China and ongoing destocking in India. Pricing pressure was an additional headwind in the region.
Gross margin
Three Months Ended June 30, 2024 vs. 2023
Gross margin of $398.1 million decreased by $34.7 million, or approximately 8 percent versus the prior year period resulting from a 23 percent decrease in price and a 4 percent decrease in costs. Volume recovery during the period resulted in a 17 percent increase and favorable foreign currency impacts during the period were 2 percent. Gross margin percent of approximately 38 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by product mix and lower prices.
Six Months Ended June 30, 2024 vs. 2023
Gross margin of $737.8 million decreased by $276.3 million, or approximately 27 percent versus the prior year period resulting from a 15 percent decrease in volumes and a 15 percent decrease in price caused by the continued impacts of channel destocking during the first quarter. The decline in gross margin was partially offset by a 2 percent increase due to favorable costs and favorable foreign currency impacts of 1 percent. Gross margin percent of approximately 38 percent decreased compared to approximately 43 percent in the prior year period, driven primarily by product mix and lower prices partially offset by favorable costs.
Selling, general and administrative expenses
Three Months Ended June 30, 2024 vs. 2023
Selling, general and administrative expenses of $164.8 million decreased by $40.8 million, or 20 percent, versus the prior year period. The decrease in selling, general and administrative expenses is primarily due to cost reduction measures implemented in connection with our Project Focus initiative as well as operating cost mitigation actions in effect since last year due to lower business performance.
Six Months Ended June 30, 2024 vs. 2023
Selling, general and administrative expenses of $328.7 million decreased by $62.8 million, or 16 percent, versus the prior year period. The decrease in selling, general and administrative expenses is primarily a result of cost reduction measures related to Project Focus as well as operating cost mitigation actions in effect since last year due to lower business performance.
Research and development expenses
Three Months Ended June 30, 2024 vs. 2023
Research and development expenses of $75.9 million decreased by $11.8 million or 13 percent compared to the previous year primarily as a result of cost reduction measures implemented in connection with our Project Focus initiative.
Six Months Ended June 30, 2024 vs. 2023
Research and development expenses of $136.8 million decreased by $29.3 million or 18 percent compared to the previous year primarily as a result of cost reduction efforts related to Project Focus.
Reductions in research and development spending were done without sacrificing investments in areas such as Plant Health and our new active ingredient pipeline.
Depreciation and amortization
Three Months Ended June 30, 2024 vs. 2023
Depreciation and amortization of $44.3 million decreased by $3.8 million or 8 percent as compared to the prior year period of $48.1 million.

Six Months Ended June 30, 2024 vs. 2023
Depreciation and amortization of $90.0 million decreased by $2.8 million or 3 percent as compared to the prior year period of $92.8 million.
Interest expense, net
Three Months Ended June 30, 2024 vs. 2023
Interest expense, net of $63.6 million decreased by $0.9 million or 1 percent compared to the prior year period of $64.5 million.

Six Months Ended June 30, 2024 vs. 2023
Interest expense, net of $125.3 million increased by $9.4 million or 8 percent compared to the prior year period of $115.9 million. The increase was primarily driven by higher interest rates and higher debt balances in our portfolio. Specifically, higher domestic short-term interest rates increased interest expense by approximately $3 million and higher domestic short-term balances increased interest expense by approximately $7 million. The increase was partially offset by lower interest rates and lower debt balances in our foreign debt portfolio.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2024	2023	2024	2023
Restructuring charges	$83.8	$(0.9)	$117.5	$—
Other charges (income), net	11.3	8.2	18.5	19.8
Total restructuring and other charges (income)	$95.1	$7.3	$136.0	$19.8
Three Months Ended June 30, 2024 vs. 2023
Restructuring and other charges (income) primarily consists of costs associated with the Project Focus restructuring initiative, Charges incurred related to Project Focus consist of $53.3 million of non-cash asset write-off charges resulting from the contract termination with one of our third-party manufacturers, $18.6 million of severance and employee separation costs, including costs associated with the previously announced CEO transition, $6.5 million of professional service provider costs and other miscellaneous charges, and accelerated depreciation of $5.9 million on assets identified for disposal. In connection with the restructuring initiative, the Company continues to expect to incur pre-tax restructuring charges in the range of approximately $180 million to $215 million, inclusive of charges incurred through June 30, 2024. This estimate, which is subject to future changes, includes severance and related benefit costs in the range of $85 to $100 million, asset write-off charges of approximately $80 to $90 million, and other costs, including other professional service and compliance fees, of up to $25 million. We may incur additional asset write-off charges, inventory and other working capital charges, primarily associated with the liquidation of excess inventory in select markets, relocation charges, and contract termination charges in connection with Project Focus and will provide an estimate of charges when known. During the three months ended June 30, 2024, we also recognized income of $0.5 million related to previously implemented restructuring initiatives.
Restructuring charges during 2023 were $(0.9) million, which includes $4.3 million of severance and employee separation costs as well as $0.6 million of other restructuring charges incurred as part of various restructuring initiatives. These charges were offset by a $5.8 million gain recognized on the disposition of land related to a previously closed manufacturing facility.
Other charges (income) of $11.3 million is comprised of $5.7 million of charges associated with our environmental sites, and $5.6 million of other miscellaneous charges.
Other charges (income), net in 2023 were $8.2 million, which primarily relate to environmental sites of $7.5 million as well as $0.7 million of other miscellaneous charges.
Six Months Ended June 30, 2024 vs. 2023

Restructuring and other charges (income) primarily includes costs associated with the Project Focus restructuring initiative. Charges incurred in connection with the initiative consist of $53.3 million of non-cash asset write off charges resulting from the contract termination with one of our third-party manufacturers, $37.5 million of severance and employee separation costs, including costs associated with the previously announced CEO transition, $18.7 million of professional service provider costs and other miscellaneous charges, and accelerated depreciation of $8.2 million on assets identified for disposal. During the six months ended June 30, 2024, we also recognized income of $0.2 million related to previously implemented restructuring initiatives.
Restructuring charges during 2023 consisted of $4.3 million of severance and employee separation costs as well as $1.5 million of asset impairment and other restructuring charges incurred as part of various restructuring initiatives. These charges were offset by a $5.8 million gain recognized on the disposition of land related to a previously closed manufacturing facility.
Other charges (income) of $18.5 million is comprised of $9.0 million of charges associated with our environmental sites and $9.5 million of other miscellaneous charges.
Other charges (income), net in 2023 were $11.6 million. $6.9 million relates to a remeasurement charge resulting from the significant currency depreciation of the Pakistani Rupee. On January 25, 2023, the Pakistani Rupee experienced its largest single day drop against the US dollar in over two decades following the removal of the USD-PKR exchange cap in place on the country's currency. This action, combined with the decision by Pakistan's central bank to raise interest rates to record highs during the quarter, resulted in the immediate and significant devaluation of the Pakistani Rupee. Additionally, other charges relating to environmental sites of $9.8 million were recognized during the period as well as $3.1 million of other miscellaneous charges.
Non-operating pension and postretirement charges (income)
Three Months Ended June 30, 2024 vs. 2023
Charges for the three months ended June 30, 2024 were $4.2 million compared to income of $4.6 million for the three months ended June 30, 2023.
Six Months Ended June 30, 2024 vs. 2023
Charges for the six months ended June 30, 2024 were $8.5 million compared to income of $9.2 million for the six months ended June 30, 2023.
Provision for income taxes
Three Months Ended June 30, 2024 vs. 2023
The benefit for income taxes for the three months ended June 30, 2024 was $303.5 million resulting in an effective tax rate of 5,518.2 percent. The provision for income taxes for the three months ended June 30, 2023 was $9.2 million resulting in an effective tax rate of 14.6 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by a $300 million tax benefit recorded during the second quarter 2024, discussed further below, as well as the global mix of reduced earnings and the factors shown in the table below.

	Three Months Ended June 30,
	2024			2023
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(5.5)	$(303.5)	5,518.2%	$63.1	$9.2	14.6%
Corporate special charges (income)	99.3	13.8		11.9	2.3
Impacts of valuation allowances of deferred tax assets	—	—		—	—
Foreign currency and other discrete items (1)	—	304.3		—	(0.2)
Non-GAAP - Continuing operations	$93.8	$14.6	15.5%	$75.0	$11.3	15.0%
_______________
(1)     In connection with our plans to establish a global technology and innovation center in Switzerland, we initiated changes to our corporate entity structure, including intra-entity transfers of certain intellectual property, during the second quarter of 2024. As a result, we recorded a net tax benefit of approximately $300 million. This benefit, net of valuation allowance, was primarily a result of the recognition of a step-up in tax basis to the fair value of the transferred intellectual property by the Company’s Swiss subsidiary. In addition, local tax impacts associated with the disposition of the transferred intellectual property were recorded as well as an increase in our valuation allowance associated with Swiss nonrefundable tax credits as a result of indirect effects of the transferred intellectual property. Refer to Note 16 of this Form 10-Q for further discussion and note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Six Months Ended June 30, 2024 vs. 2023
The benefit for income taxes for the six months ended June 30, 2024 was $304.9 million resulting in an effective tax rate of negative 12,196.0%. The provision for income taxes for the six months ended June 30, 2023 was $50.3 million resulting in an effective tax rate of 16.1 percent. The change in the effective tax rate from GAAP continuing operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by a $300 million tax benefit recorded during the second quarter 2024, discussed further below, as well as the global mix of reduced earnings and the factors shown in the table below.

	Six Months Ended June 30,
	2024			2023
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$2.5	$(304.9)	(12,196.0)%	$311.6	$50.3	16.1%
Corporate special charges (income)	144.5	23.4		29.0	4.3
Impacts of valuation allowances of deferred tax assets	—	1.6		—	—
Foreign currency and other discrete items (1)	—	302.7		—	(3.5)
Non-GAAP - Continuing operations	$147.0	$22.8	15.5%	$340.6	$51.1	15.0%
_____________
(1)     In connection with our plans to establish a global technology and innovation center in Switzerland, we initiated changes to our corporate entity structure, including intra-entity transfers of certain intellectual property, during the second quarter of 2024. As a result, we recorded a net tax benefit of approximately $300 million. This benefit, net of valuation allowance, was primarily a result of the recognition of a step-up in tax basis to the fair value of the transferred intellectual property by the Company’s Swiss subsidiary. In addition, local tax impacts associated with the disposition of the transferred intellectual property were recorded as well as an increase in our valuation allowance associated with Swiss nonrefundable tax credits as a result of indirect effects of the transferred intellectual property. Refer to Note 16 of this Form 10-Q for further discussion and note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended June 30, 2024 vs. 2023
Discontinued operations, net of income taxes represented a loss of $2.8 million for the three months ended June 30, 2024 compared to a loss of $21.5 million for the three months ended June 30, 2023. The loss during both the three months ended June 30, 2024 and 2023 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. The three months ended June 30, 2024 includes an offsetting gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.
Six Months Ended June 30, 2024 vs. 2023
Discontinued operations, net of income taxes represented a loss of $15.3 million for the six months ended June 30, 2024 compared to a loss of $33.0 million for the six months ended June 30, 2023. The loss during both the six months ended June 30, 2024 and 2023 was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. The six months ended June 30, 2024 includes an offsetting gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.

Net income (loss)
Three Months Ended June 30, 2024 vs. 2023
The net income recognized during the period was $295.2 million as compared to net income of $32.4 million in the prior year period. Results in the current year period were higher than the prior year period primarily as a result of a decrease to our provision for income taxes of $312.7 million resulting in an income tax benefit for the year. As a result of changes to our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland, we recorded a net tax benefit of approximately $300 million. Additionally, we recognized a gain of $18.0 million in discontinued operations as the result of an insurance settlement for retained legal reserves. The income tax benefit and the gain from insurance settlement were partially offset by higher restructuring charges related to Project Focus.
Six Months Ended June 30, 2024 vs. 2023
The net income recognized during the period was $292.1 million as compared to net income of $228.3 million in the prior year period, an increase of $65.9 million. Our provision for income taxes decreased by $355.2 million primarily due to a $300 million income tax benefit recorded in the quarter from changes to our corporate entity structure made as part of establishing our global technology and innovation center in Switzerland. Additionally, we also recognized a gain of $18.0 million in discontinued operations as the result of an insurance settlement for retained legal reserves. Our research and development expenses and our selling, general, and administrative expenses were also lower as a result of cost containment. The above increases were offset by lower gross margin from the negative impacts of channel destocking in the distribution channel which persisted in the first quarter of 2024 as well an increase of $116.2 million in restructuring and other charges related to Project Focus which also partially offset the increase in results during the period.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and six months ended June 30, 2024 and 2023 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended June 30, 2024 vs. 2023
Adjusted EBITDA of $201.7 million increased $14.1 million, or approximately 8 percent versus the prior year period. The increase was due to higher volumes and cost improvements, including the positive impacts of restructuring actions, impacting adjusted EBITDA by 38 percent and 8 percent, respectively. Unfavorable pricing partially offset these increases by 53 percent during the period. Foreign exchange tailwinds resulted in an increase to adjusted EBITDA of 15 percent.
Six Months Ended June 30, 2024 vs. 2023
Adjusted EBITDA of $362.3 million decreased $187.0 million, or approximately 34 percent versus the prior year period. The decrease was due to lower volumes impacting adjusted EBITDA by 28 percent as well as unfavorable pricing of 28 percent. The decrease was partially offset by cost improvements, including the positive impacts of restructuring actions, and foreign exchange tailwinds, which both increased adjusted EBITDA by approximately 16 percent and 6 percent, respectively.
For 2024, full year Adjusted EBITDA is expected to be in the range of $880 million to $940 million, down approximately 7 percent at the midpoint versus 2023. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See note 1 to our 2024 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at June 30, 2024 and December 31, 2023, were $471.5 million and $302.4 million, respectively. Of the cash and cash equivalents balance at June 30, 2024, $455.4 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 12 to the consolidated financial statements included within our 2023 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At June 30, 2024, we had total debt of $4,179.1 million as compared to $3,957.6 million at December 31, 2023. Total debt included $3,025.8 million and $3,023.6 million of long-term debt (excluding current portions of $84.4 million and $96.5 million) at June 30, 2024 and December 31, 2023, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $98.0 million at December 31, 2023 to $116.9 million at June 30, 2024 while outstanding commercial paper increased from $739.5 million at December 31, 2023 to $952.0 million at June 30, 2024. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.
As of June 30, 2024, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics.
Access to credit and future liquidity and funding needs
At June 30, 2024, our remaining borrowing capacity under our credit facility was $795.4 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At June 30, 2024, we had $952.0 million commercial paper borrowings under the commercial paper program. At June 30, 2024, the average effective interest rate on the borrowings was 6.1 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $149.3 million and $(719.8) million for the six months ended June 30, 2024 and 2023, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2024	2023
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$136.3	$436.7
Restructuring and other charges (income) and depreciation and amortization	226.0	112.6
Operating income before depreciation and amortization	$362.3	$549.3
Change in trade receivables, net (1)	(94.8)	132.2
Change in guarantees of vendor financing	(5.7)	(35.7)
Change in advance payments from customers (2)	(481.4)	(677.1)
Change in accrued customer rebates (3)	307.3	274.2
Change in inventories (4)	244.1	(423.3)
Change in accounts payable (5)	108.8	(197.3)
Change in all other operating assets and liabilities (6)	25.3	(114.1)
Restructuring and other spending (7)	(68.2)	(6.2)
Environmental spending, continuing, net of recoveries (8)	(13.6)	(14.5)
Pension and other postretirement benefit contributions (9)	(1.7)	(1.0)
Net interest payments (10)	(125.2)	(101.1)
Tax payments, net of refunds (11)	(107.9)	(105.2)
Cash provided (required) by operating activities of continuing operations (GAAP)	$149.3	$(719.8)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2024 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2024, we collected approximately $438 million of receivables in Brazil.
(2)Advance payments are primarily within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and transfer of control to the customer takes place. The change in 2024 was driven by lower advanced payments at December 31, 2023 compared to December 31, 2022.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with the mix in sales eligible for rebates and incentives as well as timing of certain rebate payments.
(4)Changes in inventory reflect the lower inventory build required during 2024 following the lower sales volume during 2023 resulting from the channel destocking.
(5)The 2024 change in cash flows is driven by the timing of payments made to suppliers and vendors following a period of reducing spending in the prior period. The 2023 change in accounts payable was primarily due to lower raw material inventory purchases and, to a lesser extent, the timing of payments made to suppliers and vendors.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.
(7)See Note 8 in our consolidated financial statements included in this Form 10-Q for further details. Project Focus transformation spending is included within our Legacy and Transformation category of the Free Cash Flow Reconciliation. In addition to cash payments shown in Note 8, the restructuring and other spending amount above for the six months ended June 30, 2024 and 2023 includes spending of $3.0 million and $1.3 million, respectively, related to the Furadan® asset retirement obligations.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 11 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the six months ended June 30, 2024 and 2023.
(10)Cash paid for interest, net was higher during 2024 primarily due to the timing of interest payments as well as higher commercial paper rates.
(11)Amounts shown in the chart represent net payments of our continued operations.

Cash provided (required) by operating activities of discontinued operations was $(18.9) million and $(26.9) million for the six months ended June 30, 2024 and 2023, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. During the first quarter of 2024, we paid the remaining portion of the settlement amount related to one of our discontinued foreign environmental remediation sites. Discontinued operations for the six months ended June 30, 2024 includes cash proceeds, net of fees of $18.0 million received as the result of an insurance settlement for retained legal reserves.
Cash provided (required) by investing activities of continuing operations was $(39.6) million and $(78.5) million for the six months ended June 30, 2024 and 2023, respectively.
Cash required by investing activities of continuing operations decreased during the six months ended June 30, 2024 compared to the same period in the prior year primarily due to lower capital expenditures during the period. Capital additions were lower as we continue to constrain investment to only the most critical, high-return projects.
Cash provided (required) by financing activities of continuing operations was $84.7 million and $1,194.6 million for the six months ended June 30, 2024 and 2023, respectively.
Cash provided by financing activities of continuing operations decreased during the six months ended June 30, 2024, compared to the same period in the prior year primarily due to lower commercial paper borrowings during the period as well as the absence of the net impact of the 2023 bond issuance and repayment of the 2021 term loan. There were no share repurchases during the six months ended June 30, 2024 under the publicly announced program. There was $75.0 million in repurchases of common stock under the publicly announced program during the six months ended June 30, 2023.
Free Cash Flow (Non-GAAP)
We define free cash flow, a Non-GAAP financial measure, as all cash inflows and outflows excluding those related to financing activities (such as debt repayments, dividends, and share repurchases) and acquisition related investing activities. Additionally, in 2024, free cash flow will exclude the proceeds, net of transaction costs, from the sale of our GSS business. Free cash flow is calculated as all cash from operating activities reduced by spending for capital additions and other investing activities as well as legacy and transformation spending. Therefore, our calculation of free cash flow will almost always result in a lower amount than cash from operating activities from continuing operations, the most directly comparable U.S. GAAP measure. However, the free cash flow measure is consistent with management's assessment of operating cash flow performance and we believe it provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions including cost and equity method investments, and return capital to shareholders through share repurchases and dividends.
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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Six Months Ended June 30,
	2024	2023
Cash provided (required) by operating activities of continuing operations (GAAP)	$149.3	$(719.8)
Project Focus transformation spending (1)	63.5	—
Adjusted cash from operations (2)	$212.8	$(719.8)
Capital expenditures (3)	(30.6)	(75.8)
Other investing activities (3)(4)	(7.2)	(5.3)
Capital additions and other investing activities	$(37.8)	$(81.1)
Cash provided (required) by operating activities of discontinued operations (5)	(18.9)	(26.9)
Proceeds from land disposition (6)	—	5.8
Project Focus transformation spending (1)	(63.5)	—
Legacy and transformation (6)	$(82.4)	$(21.1)
Free cash flow (Non-GAAP)	$92.6	$(822.0)
___________________
(1)Represents cash payments made in connection with our Project Focus transformation spending. For additional detail on Project Focus, see Note 8.
(2)Adjusted cash from operations is defined as cash provided (required) by operating activities of continuing operations excluding the effects of transaction costs and Project Focus transformation-related cash flows, which are included within legacy and transformation spending.
(3)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(4)Included in the amounts is cash spending associated with contract manufacturers of $2.7 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
(5)Refer to the above discussion for further details.
(6)Includes our legacy liabilities such as environmental remediation and other legal matters that are reported in discontinued operations. 2024 includes cash spending associated with the Project Focus transformation initiative.
2024 Cash Flow Outlook
Our cash needs for 2024 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, and legacy and transformation spending, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2024, our remaining borrowing capacity under our credit facility was $795.4 million.
We expect 2024 free cash flow (Non-GAAP) to fall within a range of approximately $400 million to $500 million. At the mid-point of the range, there is a significant increase year over year driven largely by the rebuilding of payables and lower inventory. As previously announced, we are planning to sell our non-crop Global Specialty Solutions business in connection with the Project Focus initiative. The anticipated proceeds of such sale, net of transaction costs, have not been included in our forecasted free cash flow (Non-GAAP) and will be excluded when results are reported as we plan to use the proceeds to pay down outstanding debt if a sale is completed.
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
Adjusted cash from operating activities of continuing operations
We expect adjusted cash from operating activities to be in the range of approximately $655 million to $735 million. Adjusted cash from operating activities also includes cash requirements related to our pension plans, environmental sites, restructuring and asset retirement obligations, taxes and interest on borrowings.

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
Projected 2024 spending, net of recoveries includes approximately $45 million to $55 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete as well as a remaining payment, which was made during the first quarter of 2024, related to a settlement agreement reached during the second quarter of 2023 with the other party involved at one of our foreign environmental remediation sites.
Total projected 2024 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $80 million to $100 million.
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
In response to the unprecedented downturn in the global crop protection market that resulted in severe channel destocking, we initiated the Project Focus global restructuring plan. This program is designed to right-size our cost base and optimize our footprint and organizational structure with a focus on driving significant cost improvement and productivity. As noted in the section titled "Results of Operations," we expect to incur approximately $180 million to $215 million of pre-tax restructuring charges in total over the life of the program, which includes $80 to $90 million of non-cash asset write-off charges. Included within the estimated charges are costs needed to transition various activities to Switzerland in order to realize the benefits associated with the recently awarded tax incentives of approximately $1.4 billion granted to the Company’s Swiss subsidiaries. The estimate also includes, but is not limited to, employee severance and related benefit costs, and consulting and other professional service fees. We may incur additional asset write-off charges, inventory and other working capital charges, primarily associated with the liquidation of excess inventory in select markets, relocation charges, and contract termination charges in connection with Project Focus and will provide an estimate of charges when known.
The projected restructuring spending for 2024 includes $75 million to $95 million related to the Project Focus activities which is being presented, as and when incurred, within Legacy and transformation as part of our Free Cash Flow Reconciliation in 2024. The Company expects Project Focus to deliver $75 to $100 million in contributions to adjusted EBITDA in 2024. The targeted annual run-rate savings is $150 million or more by the end of 2025 from the program once fully implemented, which is expected by the end of 2025.
Capital additions and other investing activities
Projected 2024 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $80 million to $90 million. The spending is mainly driven by investments for our new products. Expenditures related to contract manufacturers are included within "other investing activities".
Legacy and transformation
Projected 2024 legacy and transformation spending is expected to be in the range of approximately $155 million to $165 million. This is primarily driven by environmental remediation spending for our discontinued sites, discussed above, and other legacy liabilities as well as transformation spending associated with Project Focus also discussed above.

Share repurchases
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2024. At June 30, 2024, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connections with vesting, exercise and forfeiture of awards under our equity compensation plans. We do not plan any share repurchases in 2024 in compliance with the amendment to the Company's credit agreement.
Dividends
During the six months ended June 30, 2024 and June 30, 2023, we paid dividends of $145.2 million and $145.4 million, respectively. On July 18, 2024, we paid dividends totaling $72.7 million to our shareholders of record as of June 28, 2024. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2023 can be found within Part II, Item 7 of our 2023 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2024.
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
At June 30, 2024, our financial instrument position was a net asset of $13.3 million compared to a net liability of $11.4 million at December 31, 2023. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.

Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2024 and December 31, 2023, with all other variables (including interest rates) held constant. As of June 30, 2024 and December 31, 2023, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2024 and December 31, 2023, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2024	$13.3	$102.9	$(102.9)

Net asset (liability) position at December 31, 2023	(11.4)	34.4	(56.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2024 and December 31, 2023, we had no outstanding interest rate swap contracts. As a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at June 30, 2024, is composed of 75 percent fixed-rate debt and 25 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2024, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $5.4 million for the six months ended June 30, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of FMC Corporation and subsidiaries (the Company) as of June 30, 2024, the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2024 and 2023, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, the related consolidated statements of changes in equity for the three-month periods ended June 30 and March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 1, 2024

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2024	930	$57.84	—	$—	$825,000,142
May 2024	1,977	64.42	—	—	825,000,142
June 2024	791	56.28	—	—	825,000,142
Total Q2 2024	3,698	$64.87	—	$—	$825,000,142
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares until September 30, 2025, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2024. At June 30, 2024, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2024, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.
ITEM 6.    EXHIBITS

†*10.1	Offer Letter, dated June 11, 2024, between FMC Corporation and Pierre R. Brondeau (Exhibit 10.1 to the Current Report on the Form 8-K filed on June 11, 2024)

†*10.2	Separation Agreement, dated June 11, 2024, between FMC Corporation and Mark A. Douglas (Exhibit 10.2 to the Current Report on the Form 8-K filed on June 11, 2024)

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

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
Date: August 1, 2024