Form 10-Q
period 2025-03-31
FMC CORP
filed 2025-05-01
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of March 31, 2025, there were 124,909,227 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
(in Millions, Except Per Share Data)	(unaudited)
Revenue	$791.4	$918.0
Costs and Expenses
Costs of sales and services	474.7	578.3
Gross margin	$316.7	$339.7
Selling, general and administrative expenses	172.0	163.9
Research and development expenses	68.7	60.9
Restructuring and other charges (income)	17.8	40.9
Total costs and expenses	$733.2	$844.0
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes	$58.2	$74.0
Non-operating pension and postretirement charges (income)	3.2	4.3
Interest expense, net	50.1	61.7
Income (loss) from continuing operations before income taxes	$4.9	$8.0
Provision (benefit) for income taxes	13.5	(1.4)
Income (loss) from continuing operations	$(8.6)	$9.4
Discontinued operations, net of income taxes	(7.0)	(12.5)
Net income (loss)	$(15.6)	$(3.1)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.4)
Net income (loss) attributable to FMC stockholders	$(15.5)	$(2.7)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(8.5)	$9.8
Discontinued operations, net of income taxes	(7.0)	(12.5)
Net income (loss) attributable to FMC stockholders	$(15.5)	$(2.7)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.06)	$0.08
Discontinued operations	(0.06)	(0.10)
Net income (loss) attributable to FMC stockholders	$(0.12)	$(0.02)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.06)	$0.08
Discontinued operations	(0.06)	(0.10)
Net income (loss) attributable to FMC stockholders	$(0.12)	$(0.02)
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
(in Millions)	(unaudited)
Net income (loss)	$(15.6)	$(3.1)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$6.7	$(36.7)
Total foreign currency adjustments (1)	$6.7	$(36.7)
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $(6.3) and $1.9 for the three months ended March 31, 2025 and 2024, respectively	$(16.7)	$3.7
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax (expense) benefit of $0.9 and $(0.1) for the three months ended March 31, 2025 and 2024, respectively (2)	3.3	(0.3)
Total derivative instruments, net of tax expense (benefit) of $(5.4) and $1.8 for the three months ended March 31, 2025 and 2024, respectively	$(13.4)	$3.4
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of zero and zero for the three months ended March 31, 2025 and 2024, respectively	$—	$(0.1)
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax (expense) benefit of $0.6 and $0.7 for the three months ended March 31, 2025 and 2024, respectively (2)	2.5	2.6
Total pension and other postretirement benefits, net of tax expense (benefit) of $0.6 and $0.7 for the three months ended March 31, 2025 and 2024, respectively	$2.5	$2.5
Other comprehensive income (loss), net of tax	$(4.2)	$(30.8)
Comprehensive income (loss)	$(19.8)	$(33.9)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.2	(1.1)
Comprehensive income (loss) attributable to FMC stockholders	$(20.0)	$(32.8)
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$315.3	$357.3
Trade receivables, net of allowance of $40.4 in 2025 and $39.4 in 2024	2,900.1	2,903.2
Inventories	1,374.4	1,201.6
Prepaid and other current assets	487.8	496.2
Total current assets	$5,077.6	$4,958.3
Investments	26.1	25.6
Property, plant and equipment, net	858.7	849.7
Goodwill	1,515.1	1,507.0
Other intangibles, net	2,366.6	2,360.7
Other assets including long-term receivables, net	429.6	428.2
Deferred income taxes	1,527.2	1,523.8
Total assets	$11,800.9	$11,653.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$975.8	$337.4
Accounts payable, trade and other	801.8	768.5
Advance payments from customers	1.8	453.8
Accrued and other liabilities	776.6	755.2
Accrued customer rebates	570.1	489.9
Guarantees of vendor financing	73.4	85.5
Accrued pension and other postretirement benefits, current	3.0	6.4
Income taxes	102.8	122.5
Total current liabilities	$3,305.3	$3,019.2
Long-term debt, less current portion	3,027.7	3,027.9
Accrued pension and other postretirement benefits, long-term	21.9	19.4
Environmental liabilities, continuing and discontinued	518.0	521.3
Deferred income taxes	86.5	86.0
Other long-term liabilities	429.9	470.7
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2025 or 2024	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2025 and 2024; 185,983,792 shares issued in 2025 and 2024	18.6	18.6
Capital in excess of par value of common stock	953.7	966.5
Retained earnings	6,549.2	6,637.5
Accumulated other comprehensive income (loss)	(415.1)	(410.6)
Treasury stock, common, at cost - 2025: 61,074,565 shares, 2024: 61,142,890 shares	(2,724.4)	(2,724.5)
Total FMC stockholders’ equity	$4,382.0	$4,487.5
Noncontrolling interests	29.6	21.3
Total equity	$4,411.6	$4,508.8
Total liabilities and equity	$11,800.9	$11,653.3
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(15.6)	$(3.1)
Discontinued operations, net of income taxes	7.0	12.5
Income (loss) from continuing operations	$(8.6)	$9.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$43.7	$45.7
Restructuring and other charges (income)	17.8	40.9
Deferred income taxes	18.4	(56.7)
Pension and other postretirement benefits	3.6	5.0
Share-based compensation	4.2	7.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	19.5	(143.6)
Guarantees of vendor financing	(12.1)	10.8
Advance payments from customers	(452.0)	(393.4)
Accrued customer rebates	77.9	193.2
Inventories	(164.9)	127.3
Accounts payable, trade and other	46.1	1.6
Income taxes	(48.0)	27.4
Pension and other postretirement benefit contributions	(1.3)	(0.5)
Environmental spending, continuing, net of recoveries	(6.2)	(5.2)
Restructuring and other spending (1)	(57.2)	(42.4)
Change in other operating assets and liabilities, net (2)	(25.9)	30.1
Cash provided (required) by operating activities of continuing operations	$(545.0)	$(142.9)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(5.4)	$(15.7)
Other discontinued spending	(7.9)	(5.8)
Cash provided (required) by operating activities of discontinued operations	$(13.3)	$(21.5)
____________________
(1)For additional detail on restructuring and other charges activities, see Note 8.
(2)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.

The accompanying Notes are an integral part of these consolidated financial statements.
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2025	2024
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(31.6)	$(20.7)
Acquisitions, including cost and equity method, net	(0.6)	(0.3)
Other investing activities	(5.8)	(2.7)
Cash provided (required) by investing activities of continuing operations	$(38.0)	$(23.7)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$634.9	$379.9
Acquisition of noncontrolling interest	(7.6)	—
Financing fees and interest rate swap settlements	(1.3)	—
Issuances of common stock, net	0.2	—
Dividends paid (3)	(72.7)	(72.5)
Other repurchases of common stock	(1.4)	(1.7)
Cash provided (required) by financing activities of continuing operations	$552.1	$305.7
Effect of exchange rate changes on cash and cash equivalents	2.2	(2.2)
Increase (decrease) in cash and cash equivalents	$(42.0)	$115.4
Cash and cash equivalents, beginning of period	$357.3	$302.4
Cash and cash equivalents, end of period	$315.3	$417.8
____________________
(3)See Note 13 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $15.4 million and $27.2 million, and income taxes paid, net of refunds were $37.2 million and $20.9 million for the three months ended March 31, 2025 and 2024, respectively. Non-cash additions to property, plant and equipment and other assets were $9.7 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively. Non-cash investing activities include a $3.3 million and $9.9 million investment representing the deferred purchase price in a trade receivables securitization program for the three months ended March 31, 2025 and 2024, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(15.5)	—	—	(0.1)	(15.6)
Stock compensation plans	—	2.9	—	—	1.6	—	4.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(13.4)	—	—	(13.4)
Foreign currency translation adjustments (1)	—	—	—	6.4	—	0.3	6.7
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Repurchases of common stock	—	—	—	—	(1.4)	—	(1.4)
Acquisitions of noncontrolling interest (2)	—	(15.7)	—	—	—	8.1	(7.6)
Balance at March 31, 2025	$18.6	$953.7	$6,549.2	$(415.1)	$(2,724.4)	$29.6	$4,411.6
___________________________________
(1)See consolidated statements of comprehensive income (loss).
(2)See Note 13 for more detail on transactions with noncontrolling interest.

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
___________________________________
(1)See consolidated statements of comprehensive income (loss).
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited)
Note 1: Financial Information and Accounting Policies
In our opinion, the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024, changes in equity for the three months ended March 31, 2025 and 2024, and our financial positions as of March 31, 2025 and December 31, 2024. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of December 31, 2024 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2024 (the "2024 Form 10-K").
GSS Divestiture
On November 1, 2024, we completed the sale of our Global Specialty Solutions ("GSS") business to Environmental Science US, LLC d/b/a Envu ("Envu") and received proceeds, net of the preliminary working capital adjustment, of approximately $340 million. Due to local timing constraints at the time of sale, certain foreign assets are expected to transfer during 2025. The net assets of these locations consist primarily of working capital balances and are not material. We received consideration for these assets at closing of the sale and no additional consideration will be received at the date of transfer.
Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to require disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements. The standard is effective for FMC beginning with the Form 10-K for the year ended December 31, 2027, and early adoption is permitted. The guidance is required to be applied prospectively and amendments in the ASU may be applied prospectively or retrospectively. We are currently evaluating the impacts this standard will have on our disclosures.
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
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2025	2024
North America	$186.4	$259.1
Latin America	206.8	188.0
Europe, Middle East & Africa (EMEA)	272.8	306.8
Asia	125.4	164.1
Total Revenue	$791.4	$918.0
The following table provides information about disaggregated revenue by major product category:

	Three Months Ended March 31,
(in Millions)	2025	2024
Insecticides	$402.7	$501.3
Herbicides	272.2	294.9
Fungicides	52.7	70.4
Plant Health	45.2	44.8
Other	18.6	6.6
Total Revenue	$791.4	$918.0
We earn revenue from the sale of a wide range of products to a diversified base of customers around the world. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease. The majority of our product lines consist of insecticides and herbicides, with a smaller portfolio of fungicides mainly used in high value crop segments. We are investing in plant health which includes our growing biological products. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. Products in the other category include various agricultural products such as smaller classes of pesticides, growth promoters, and other miscellaneous revenue sources.
For additional detail on revenue recognition policies and procedures, see Note 3 to our consolidated financial statements included within our 2024 Form 10-K.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of March 31, 2025	Balance as of December 31, 2024	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,936.0	$2,942.9	$(6.9)
Contract liabilities: Advance Payments from customers (2)	1.8	453.8	(452.0)
____________________
(1)Amount includes $2,900.1 million of trade receivables and $35.9 million of net long-term customer receivables as of March 31, 2025. See Note 5 for more information.
(2)The amount of revenue recognized in the three months ended March 31, 2025 that was included in the opening contract liability balance is $452.0 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of March 31, 2025. Refer to Note 5 for further information.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2024	$1,507.0
Foreign currency adjustments	8.1
Balance, March 31, 2025	$1,515.1
There were no events or circumstances indicating that goodwill should be evaluated for impairment as of March 31, 2025.
Our intangible assets, other than goodwill, consist of the following:

	March 31, 2025			December 31, 2024
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,130.1	$(479.1)	$651.0	$1,117.5	$(458.9)	$658.6
Patents	1.7	(1.7)	—	1.7	(1.7)	—
Brands (1)	66.7	(21.8)	44.9	48.3	(19.2)	29.1
Purchased and licensed technologies	129.3	(50.7)	78.6	125.5	(48.2)	77.3
Other intangibles	2.3	(1.8)	0.5	2.3	(1.8)	0.5
	$1,330.1	$(555.1)	$775.0	$1,295.3	$(529.8)	$765.5

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,241.3		$1,241.3	$1,259.0		$1,259.0
Brands (1)	339.2		339.2	325.6		325.6
In-process research & development	11.1		11.1	10.6		10.6
	$1,591.6		$1,591.6	$1,595.2		$1,595.2
Total intangible assets	$2,921.7	$(555.1)	$2,366.6	$2,890.5	$(529.8)	$2,360.7
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2025	2024
Amortization expense	$18.2	$16.4
The full year estimated pre-tax amortization expense for the year ended December 31, 2025 and each of the succeeding five years is approximately $71.0 million, $72.8 million, $72.5 million, $73.0 million, $71.3 million, and $67.3 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2023	$29.1
Additions - charged to expense	12.2
Transfer from (to) allowance for credit losses (see below)	(3.6)
Net recoveries, write-offs and other	1.7
Balance, December 31, 2024	$39.4
Additions - charged to expense	1.2
Transfer from (to) allowance for credit losses (see below)	—
Net recoveries, write-offs and other	(0.2)
Balance, March 31, 2025	$40.4
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $35.9 million as of March 31, 2025. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2023	$27.1
Additions - charged (credited) to expense	(1.8)
Transfer from (to) allowance for doubtful accounts (see above)	3.6
Foreign currency adjustments	(3.4)
Net recoveries, write-offs and other	(4.2)
Balance, December 31, 2024	$21.3
Additions - charged (credited) to expense	0.5
Transfer from (to) allowance for doubtful accounts (see above)	—
Foreign currency adjustments	0.6
Net recoveries, write-offs and other	—
Balance, March 31, 2025	$22.4
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
There were $34.8 million in receivables sold under the securitization programs during the three months ended March 31, 2025. A $2.4 million charge associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the three months ended March 31, 2025. There were $61.0 million in receivables sold under the securitization program during the three months ended March 31, 2024. A $4.4 million charge associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the three months ended March 31, 2024.
As part of funding our interest for all outstanding arrangements under the securitization programs, a portion of the receivables sold are retained by the investment fund and returned to FMC, including interest, at the maturity of the program. The fair value of the asset is approximately $39.8 million and is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables originate.
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been inconsequential during each reporting period. Non-recourse factoring during the three months ended March 31, 2025 and 2024 was $25.1 million and $21.3 million, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	March 31, 2025	December 31, 2024
Finished goods	$490.0	$433.5
Work in process	645.1	548.6
Raw materials, supplies and other	239.3	219.5
Net inventories	$1,374.4	$1,201.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2025	December 31, 2024
Property, plant and equipment	$1,620.9	$1,597.9
Accumulated depreciation	(762.2)	(748.2)
Property, plant and equipment, net	$858.7	$849.7

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2025	2024
Restructuring charges	$13.6	$33.7
Other charges (income), net	4.2	7.2
Total restructuring and other charges (income)	$17.8	$40.9
Restructuring charges
For detail on restructuring activities that commenced prior to 2025, see Note 7 to our consolidated financial statements included within our 2024 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$4.2	$6.6	$3.1	$13.9
Other items	(0.4)	0.1	—	(0.3)
Three Months Ended March 31, 2025	$3.8	$6.7	$3.1	$13.6

Project Focus	18.9	12.2	2.3	33.4
Other items	—	0.3	—	0.3
Three Months Ended March 31, 2024	$18.9	$12.5	$2.3	$33.7
____________________
(1)Primarily represents other charges associated with restructuring activities, including third-party costs. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

Project Focus
We previously implemented a global restructuring plan, referred to as "Project Focus," designed to right-size our cost base and optimize our footprint and organizational structure in light of the precipitous drop in demand across the crop protection market in 2023. During the three months ended March 31, 2025, charges incurred related to Project Focus include $4.2 million of severance and employee separation costs, $6.6 million of professional service provider costs and other miscellaneous charges associated with the project, and accelerated depreciation of $3.1 million on assets identified for disposal in connection with the restructuring initiative. The charges incurred during the three months ended March 31, 2025 are included in the total estimated range for Project Focus. See Note 7 to our consolidated financial statements in our 2024 Form 10-K for details of the costs previously incurred for Project Focus. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude accelerated depreciation on fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at December 31, 2024 (6)	Change in reserves (4)	Cash payments	Other (5)	Balance at March 31, 2025 (6)
Project Focus (1)	$146.9	$10.7	$(55.7)	$—	$101.9
DuPont Crop restructuring (2)	3.0	—	(0.3)	—	2.7
Other workforce related and facility shutdowns (3)	1.2	(0.3)	(0.3)	—	0.6
Total	$151.1	$10.4	$(56.3)	$—	$105.2
____________________
(1)Relates to the global restructuring plan initiated in 2023. The opening reserve consists primarily of contract abandonment charges recorded during 2024 resulting from the reorganization of our supply chain footprint.
(2)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(3)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(4)Primarily consists of severance and employee separation costs and third-party provider fees.
(5)Primarily comprised of foreign currency translation and other non-cash adjustments.
(6)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2025	2024
Environmental charges, net	$3.5	$3.3
Other items, net	0.7	3.9
Other charges (income), net	$4.2	$7.2
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2025	December 31, 2024
Short-term foreign debt (1)	$199.1	$135.7
Commercial paper (2)	694.8	125.6
Total short-term debt	$893.9	$261.3
Current portion of long-term debt	81.9	76.1
Total short-term debt and current portion of long-term debt (3)	$975.8	$337.4
____________________
(1)At March 31, 2025, the average effective interest rate on the borrowings was 9.2 percent.
(2)At March 31, 2025, the average effective interest rate on the borrowings was 5.1 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Long-term debt:

(in Millions)	March 31, 2025
	Interest Rate Percentage	Maturity Date	March 31, 2025	December 31, 2024
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.6 and $1.6, respectively)	3.2% - 6.4%	2026 - 2053	2,998.4	2,998.4
Revolving Credit Facility (1)	7.1%	2028	—	—
Foreign debt	12.1% - 12.6%	2025	81.9	76.1
Debt issuance cost			(20.6)	(20.4)
Total long-term debt			$3,109.6	$3,104.0
Less: debt maturing within one year			81.9	76.1
Total long-term debt, less current portion			$3,027.7	$3,027.9
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $210.1 million and available funds under this facility were $1,095.1 million at March 31, 2025.
Covenants
Among other restrictions, the Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022 (the "Revolving Credit Facility") contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). In February 2025, the Company amended its credit agreement to provide additional financial flexibility given current market challenges. As defined in the amendment, the maximum leverage ratio is increased to 5.25 through the period ending September 30, 2025 and will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended December 31, 2027. The amendment also maintains the minimum interest coverage ratio at 3.00 through the quarter ended December 31, 2025. The minimum interest coverage ratio will return to 3.50 beginning with the quarter ended March 31, 2026.
Our actual leverage for the four consecutive quarters ended March 31, 2025 was 4.77, which is below the maximum leverage of 5.25. Our actual interest coverage for the four consecutive quarters ended March 31, 2025 was 3.84, which is above the minimum interest coverage of 3.00. We were in compliance with all covenants at March 31, 2025.
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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2025	2024
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(0.1) and $(0.6) for the three months ended March 31, 2025 and 2024, respectively	$(0.1)	$(1.0)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.5 and $0.5 for the three months ended March 31, 2025 and 2024, respectively	(2.0)	(1.7)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $1.3 and $2.6 for the three months ended March 31, 2025 and 2024, respectively	(4.9)	(9.8)
Discontinued operations, net of income taxes	$(7.0)	$(12.5)

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2024	$623.2	$(10.1)	$613.1
Provision (Benefit)	6.3	(0.3)	6.0
(Spending) Recoveries	(12.6)	0.8	(11.8)
Foreign currency translation adjustments	4.6	—	4.6
Net change	(1.7)	0.5	(1.2)
Total environmental reserves at March 31, 2025	$621.5	$(9.6)	$611.9

Environmental reserves, current (1)	$95.2	$(1.3)	$93.9
Environmental reserves, long-term (2)	526.3	(8.3)	518.0
Total environmental reserves at March 31, 2025	$621.5	$(9.6)	$611.9
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
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $290 million at March 31, 2025. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the consolidated balance sheets.

(in Millions)	December 31, 2024	Increase (Decrease) in recoveries	Cash received	March 31, 2025
Environmental recoveries	$3.8	$0.1	$(0.2)	$3.7

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2025	2024
Environmental provisions, net - recorded to liabilities (1)	$6.1	$5.9
Environmental provisions, net - recorded to assets (2)	(0.1)	(0.4)
Environmental provision, net	$6.0	$5.5

Continuing operations (3)	$3.5	$3.3
Discontinued operations (4)	2.5	2.2
Environmental provision, net	$6.0	$5.5
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
A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2024 Form 10-K. See Note 10 to our consolidated financial statements in our 2024 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2024 Form 10-K.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2025 and 2024, there were 3.0 million and 1.7 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2025	2024
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(8.5)	$9.8
Discontinued operations, net of income taxes	(7.0)	(12.5)
Net income (loss) attributable to FMC stockholders	$(15.5)	$(2.7)
Less: Distributed and undistributed earnings allocable to restricted award holders	—	—
Net income (loss) allocable to common stockholders	$(15.5)	$(2.7)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.06)	$0.08
Discontinued operations	(0.06)	(0.10)
Net income (loss) attributable to FMC stockholders	$(0.12)	$(0.02)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(0.06)	$0.08
Discontinued operations	(0.06)	(0.10)
Net income (loss) attributable to FMC stockholders	$(0.12)	$(0.02)
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,081	124,945
Weighted average additional shares assuming conversion of potential common shares	—	297
Shares – diluted basis	125,081	125,242

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	6.4	(16.7)	—	(10.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.3	2.5	5.8
Net current period other comprehensive income (loss)	$6.4	$(13.4)	$2.5	$(4.5)
Accumulated other comprehensive income (loss), net of tax at March 31, 2025	$(177.5)	$(30.9)	$(206.7)	$(415.1)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
2024 Activity
Other comprehensive income (loss) before reclassifications	(36.0)	3.7	(0.1)	(32.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	2.6	2.3
Net current period other comprehensive income (loss)	$(36.0)	$3.4	$2.5	$(30.1)
Accumulated other comprehensive income (loss), net of tax at March 31, 2024	$(167.3)	$(46.8)	$(222.5)	$(436.6)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2025	2024
Derivative instruments
Gain (loss) on foreign currency contracts	$(3.7)	$0.8	Costs of sales and services
Gain (loss) on foreign currency contracts	—	0.1	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.5)	Interest expense, net
Total before tax	$(4.2)	$0.4
	0.9	(0.1)	Benefit (provision) for income taxes
Amount included in net income (loss)	$(3.3)	$0.3

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	(3.0)	(3.2)	Non-operating pension and postretirement charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.1)	(0.1)	Non-operating pension and postretirement charges (income)
Total before tax	$(3.1)	$(3.3)
	0.6	0.7	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.5)	$(2.6)
Total reclassifications for the period	$(5.8)	$(2.3)	Amount included in net income

____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.
Transactions with Noncontrolling Interest
During the three months ended March 31, 2025, we purchased the remaining 40 percent ownership interest in our Pakistan joint venture, for $7.6 million which increased our ownership from 60 percent to 100 percent.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Dividends and Share Repurchases
During each of the three months ended March 31, 2025 and 2024, we paid dividends of $72.7 million and $72.5 million, respectively. On April 17, 2025, we paid dividends totaling $72.8 million to our shareholders of record as of March 31, 2025. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of March 31, 2025.
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2027. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2025. At March 31, 2025, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 16 to our consolidated financial statements included within our 2024 Form 10-K.
The ROU asset and lease liability balances as of March 31, 2025 and December 31, 2024 were as follows:

(in Millions)	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$114.9	$110.4
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$25.8	$24.5
Operating lease noncurrent liabilities	Other long-term liabilities	110.4	106.1
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2025	2024
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$9.0	$9.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	3.4	2.8
Total lease cost		$12.4	$12.1

March 31, 2025
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	4.9%

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended March 31,
(in Millions)	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10.1)	$(15.3)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.2	$16.6
The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2025 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2025 (excluding the three months ending March 31, 2025)	$23.9
2026	27.9
2027	24.4
2028	20.5
2029	18.3
Thereafter	44.3
Total undiscounted lease payments	$159.3
Less: Present value adjustment	(23.1)
Present value of lease liabilities	$136.2
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2025	2024	2025	2024
Service cost	$0.4	$0.8	$—	$—
Interest cost	12.0	11.9	0.1	0.1
Expected return on plan assets	(12.2)	(11.2)	—	—
Amortization of net actuarial and other (gain) loss	3.5	3.5	(0.3)	(0.2)
Recognized (gain) loss due to curtailments, settlements, and other	0.1	0.1	—	—
Net periodic benefit cost (income)	$3.8	$5.1	$(0.2)	$(0.1)

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three months ended March 31, 2025 and 2024 were 275.5 percent and negative 17.8 percent, respectively. The change in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by foreign currency and the global mix of earnings.
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
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15% implemented via a top-up tax. The impacts of Pillar Two legislation were not material to 2024 or the three months ended March 31, 2025. We continue to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries and additional guidance as it becomes available.
In January of 2025, the OECD issued administrative guidance that will limit the economic benefit of certain non-refundable tax credits ("Swiss credits"), which were granted to our Swiss subsidiaries in 2023. We may pay more top-up tax in the future as a result of the January 2025 guidance. Because we apply an accounting policy to exclude the effects of Pillar Two top-up taxes from our analysis of the realizability of certain deferred tax assets, our valuation allowance on the deferred tax asset for the Swiss credits will not be impacted by the January 2025 guidance.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,900.8 million and $3,223.6 million and the carrying amount is $4,003.5 million and $3,365.3 million as of March 31, 2025 and December 31, 2024, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 18 to our consolidated financial statements on our 2024 Form 10-K.
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

As of March 31, 2025, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $1.8 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2026. At March 31, 2025, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $816.0 million.
At March 31, 2025, we had no outstanding interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of March 31, 2025, there was a remaining net after-tax loss of $25.7 million in AOCI related to these settlements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
As of March 31, 2025, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2025, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $1.8 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending March 31, 2026 if spot rates in the future are consistent with forward rates as of March 31, 2025. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,404.2 million at March 31, 2025.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2025
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$8.6	$5.2	$13.8	$(12.1)	$1.7
Total derivative assets (1)	$8.6	$5.2	$13.8	$(12.1)	$1.7

Foreign exchange contracts	$(11.4)	$(10.8)	$(22.2)	$12.1	$(10.1)
Total derivative liabilities (2)	$(11.4)	$(10.8)	$(22.2)	$12.1	$(10.1)

Net derivative assets (liabilities)	$(2.8)	$(5.6)	$(8.4)	$—	$(8.4)

	December 31, 2024
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$25.0	$22.0	$47.0	$(12.9)	$34.1
Total derivative assets (1)	$25.0	$22.0	$47.0	$(12.9)	$34.1

Foreign exchange contracts	$(8.3)	$(4.6)	$(12.9)	$12.9	$—
Total derivative liabilities (2)	$(8.3)	$(4.6)	$(12.9)	$12.9	$—

Net derivative assets (liabilities)	$16.7	$17.4	$34.1	$—	$34.1
______________
(1)    Balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Balance is included in "Accrued and other liabilities" in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2025	2024	2025	2024	2025	2024
Unrealized hedging gains (losses) and other, net of tax	$(16.7)	$3.7	$—	$—	$(16.7)	$3.7
Reclassification of deferred hedging (gains) losses, net of tax (1)	3.0	(0.7)	0.3	0.4	3.3	(0.3)
Total derivative instrument impact on comprehensive income, net of tax	$(13.7)	$3.0	$0.3	$0.4	$(13.4)	$3.4
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended March 31,
(in Millions)	2025	2024
Foreign exchange contracts	$(0.1)	$(16.1)
Total	$(0.1)	$(16.1)
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets. During the periods presented there were no transfers between fair value hierarchy levels.

(in Millions)	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$1.7	$—	$1.7	$—
Other (2) (3) (4)	110.6	70.8	—	39.8
Total assets	$112.3	$70.8	$1.7	$39.8

Liabilities
Derivatives – Foreign exchange (1)	$10.1	$—	$10.1	$—
Other (2)	22.8	22.8	—	—
Total liabilities	$32.9	$22.8	$10.1	$—

(in Millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$34.1	$—	$34.1	$—
Other (2) (3) (4)	120.1	84.1	—	36.0
Total assets	$154.2	$84.1	$34.1	$36.0

Liabilities
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Other (2)	23.2	23.2	—	—
Total liabilities	$23.2	$23.2	$—	$—
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2025. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$73.4
Other debt guarantees (2)	62.5
Total	$135.9
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
Supplier Financing Obligations
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
FMC's outstanding obligations confirmed as valid under the SCF were $208.7 million and $227.4 million as of March 31, 2025 and December 31, 2024, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 19 to our consolidated financial statements included within our 2024 Form 10-K. There have been no significant updates since the information included in our 2024 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
In some cases, we have identified these forward-looking statements by such words or phrases as "outlook," "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2024 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement.
We specifically decline to undertake any obligation, and specifically disclaim any duty, to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2024 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies and Estimates" section in our 2024 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
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
First Quarter 2025 Highlights
The following items are the more significant developments or financial highlights in our business during the three months ended March 31, 2025:
•Revenue of $791.4 million for the three months ended March 31, 2025 decreased $126.6 million, or approximately 14 percent, versus the prior year period primarily driven by a decline in pricing, over half of which was attributed to price adjustments on certain "cost-plus" contracts with specific diamide partners as a result of lower manufacturing costs. Foreign currency headwinds as well as lower volumes in all regions, except Latin America, contributed to the decrease in revenue. On a regional basis, sales in North America decreased by approximately 28 percent, sales in Asia decreased approximately 24 percent, sales in Europe, Middle East and Africa decreased approximately 11 percent and sales in Latin America increased approximately 10 percent. A more detailed review of revenue is discussed under the section titled "Results of Operations".
•Our gross margin of $316.7 million decreased versus the prior year quarter by $23.0 million primarily as a result of lower pricing and unfavorable pressure on volumes partially offset by cost improvement during the period. Gross margin as a percent of revenue of approximately 40 percent increased compared to approximately 37 percent in the prior year period. The improvement in gross margin percent was primarily the result of lower raw material costs and favorable impacts of fixed costs absorption during the period.
•Selling, general and administrative expenses increased from $163.9 million to $172.0 million, or approximately 5 percent versus the prior year period. Research and development expenses of $68.7 million increased $7.8 million or 13 percent, compared to the previous year. Spending in these categories increased to support investment in new products as well as additional sales force in Brazil.
•Net loss attributable to FMC stockholders of $15.5 million increased $12.8 million from a net loss of $2.7 million in the prior year period. Lower sales and increased selling, general and administrative and research and development spending, as noted above, contributed to the increase in net loss during the period. Additionally, our provision for income taxes increased by $14.9 million driven by foreign currency and the global mix of earnings. The increase in net loss was partially offset by favorability in cost of goods sold as well as lower restructuring and interest expense during the first quarter. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $22.4 million decreased compared to the prior year amount of $45.4 million or approximately 51 percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

2025 Outlook Update
We expect 2025 revenue to be in the range of approximately $4.15 billion to $4.35 billion, essentially flat at the midpoint versus 2024 and an increase of 3 percent excluding the impact of approximately $110 million in sales from the prior year due to the divestiture of the GSS business. Volume is expected to improve as increases in growth platforms are expected to more than offset weaker demand in the channel as customers in many countries prioritize holding lower than historical inventory. Price is expected to decline in the mid-single digits almost entirely driven by certain contract adjustments to diamide partners to account for lower manufacturing costs. Foreign currency impacts are expected to be a low-single digit headwind. We expect adjusted EBITDA(1) of $870 million to $950 million, an increase of 1 percent at the midpoint versus 2024 results and up 4 percent after excluding the impact of the loss of approximately $25 million in EBITDA from the prior year due to the divestiture of the GSS business. Favorable costs and a modest volume gain are expected to be mostly offset by lower price, foreign currency headwinds, and increases in selling costs as the Company invests in new routes to market. Embedded in the adjusted EBITDA guidance range are estimated incremental tariff costs of $15 million to $20 million based on the most recent government guidelines. 2025 adjusted earnings are expected to be in the range of $3.26 to $3.70 per diluted share(1), essentially flat at the midpoint versus 2024. The estimate for adjusted earnings excludes any impact from potential share repurchases. For cash flow outlook, refer to the liquidity and capital resources section below.
(1)Although we provide forecasts for adjusted earnings per share, adjusted EBITDA and free cash flow (Non-GAAP financial measures), we are not able to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Certain elements of the composition of the U.S. GAAP amounts are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided.

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

	Three Months Ended March 31,
	2025	2024
(in Millions)	(unaudited)
Revenue	$791.4	$918.0
Costs and Expenses
Costs of sales and services	474.7	578.3
Gross margin	$316.7	$339.7
Selling, general and administrative expenses	172.0	163.9
Research and development expenses	68.7	60.9
Restructuring and other charges (income)	17.8	40.9
Total costs and expenses	$733.2	$844.0
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes(1)	$58.2	$74.0
Non-operating pension and postretirement charges (income)	3.2	4.3
Income from continuing operations before interest expense, net and income taxes	$55.0	$69.7
Interest expense, net	50.1	61.7
Income (loss) from continuing operations before income taxes	$4.9	$8.0
Provision (benefit) for income taxes	13.5	(1.4)
Income (loss) from continuing operations	$(8.6)	$9.4
Discontinued operations, net of income taxes	(7.0)	(12.5)
Net income (loss) (GAAP)	$(15.6)	$(3.1)
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$17.8	$40.9
Non-operating pension and postretirement charges (income)(4)	3.2	4.3
Discontinued operations, net of income taxes	7.0	12.5
Interest expense, net	50.1	61.7
Depreciation and amortization	43.7	45.7
Provision (benefit) for income taxes	13.5	(1.4)
Adjusted EBITDA (Non-GAAP)(2)	$119.7	$160.6
____________________

(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.
(3)See Note 8 for details of restructuring and other charges (income).
(4)Our non-operating pension and postretirement charges (income) are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our operating results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our operating results noted above. These elements reflect the current year operating costs to our business for the employment benefits provided to active employees.

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended March 31,
	2025	2024
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(15.5)	$(2.7)
Corporate special charges (income), pre-tax (1)	21.0	45.2
Income tax expense (benefit) on Corporate special charges (income) (2)	(4.4)	(9.6)
Corporate special charges (income), net of income taxes	$16.6	$35.6
Discontinued operations attributable to FMC Stockholders, net of income taxes	7.0	12.5
Non-GAAP tax adjustments (3)	14.3	—
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$22.4	$45.4
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
(3)We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but are not limited to: income tax expenses or benefits that are not related to continuing operating results in the current year; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets and related interim accounting impacts; and changes in tax law. In 2024 and 2023, we recorded significant deferred tax assets due to various tax incentives granted to the Company's Swiss subsidiaries (the "Swiss Tax Incentives"). The initial recognition of these Swiss Tax Incentives did not impact our adjusted non-GAAP effective tax rate but will be considered annually as we realize the benefits. Management believes excluding these discrete tax items, as well as the impacts of the Swiss Tax Incentives annually as the related benefits are realized, assists investors and securities analysts in understanding the tax provision and the effective tax rate related to continuing operating results thereby providing investors with useful supplemental information about FMC's operational performance. See Provision for income taxes within this section of this Form 10-Q for a reconciliation of the Non-GAAP tax provision from the GAAP tax provision.

ORGANIC REVENUE GROWTH RECONCILIATION

Three Months Ended March 31, 2025 vs. 2024
Total Revenue Change (GAAP)	(14)%
Less: Foreign Currency Impact	(4)%
Organic Revenue Change (Non-GAAP)	(10)%

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

	Twelve Months Ended
	March 31, 2025
Net income (loss) attributable to FMC stockholders (GAAP)	$328.3
Interest expense, net, net of income taxes	196.4
Corporate special charges (income)	213.8
Income tax expense (benefit) on Corporate special charges (income)	(31.9)
Discontinued operations attributable to FMC stockholders, net of income taxes	56.3
Tax adjustments	(153.2)
ROIC numerator (Non-GAAP)	$609.7

	March 31, 2025	March 31, 2024
Total debt	$4,003.5	$4,335.7
Total FMC stockholders’ equity	4,382.0	4,311.5
Total debt and FMC stockholders' equity (GAAP)	$8,385.5	$8,647.2
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$8,516.4
ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	3.85%
Adjusted ROIC (using Non-GAAP numerator)	7.16%
Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted.
Revenue
Three Months Ended March 31, 2025 vs. 2024
Revenue of $791.4 million decreased $126.6 million, or approximately 14 percent, versus the prior year period primarily due to a price decline of 9 percent, over half of which was attributed to price adjustments in certain "cost-plus" contracts with specific diamide partners as a result of lower manufacturing costs. Volumes were lower in all regions, except Latin America, causing a decrease of 1 percent versus the prior year period. Foreign currency was a headwind of approximately 4 percent during the period.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2025	2024
North America	$186.4	$259.1
Latin America	206.8	188.0
Europe, Middle East & Africa (EMEA)	272.8	306.8
Asia	125.4	164.1
Total Revenue	$791.4	$918.0

Three Months Ended March 31, 2025 vs. 2024
North America: Revenue decreased approximately 28 percent year-over-year (down 27 percent organically) driven by lower volumes as customers in the U.S. delayed purchases as expected and was compounded by international trade dynamics.
Latin America: Revenue increased approximately 10 percent versus the first quarter of 2024 (up 17 percent organically) primarily due to continued improvement in volumes including direct sales to cotton growers in Brazil. Additionally, sales of crop protection product at the grower level outpaced sales into the channel in the region.
EMEA: Revenue decreased approximately 11 percent (down 7 percent organically) compared to the prior year period due to lower volumes including the expected loss of registration of triflusulfuron.
Asia: Revenue decreased approximately 24 percent (down 21 percent organically) year-over-year primarily as a result of lower volumes driven by prudent selling to enable channel destocking.
Gross margin
Three Months Ended March 31, 2025 vs. 2024
Gross margin of $316.7 million decreased by $23.0 million, or approximately 7 percent versus the prior year period primarily due to lower pricing and unfavorable pressure on volumes resulting in a 23 percent and 2 percent decrease in gross margin, respectively. The decrease was partially offset by cost improvement that resulted in a 26 percent increase. Foreign currency headwinds during the period caused an 8 percent decrease as well. Gross margin percent of approximately 40 percent increased compared to approximately 37 percent in the prior year period, driven primarily by lower raw material costs and favorable impacts of fixed costs absorption during the period.
Selling, general and administrative expenses
Three Months Ended March 31, 2025 vs. 2024
Selling, general and administrative expenses of $172.0 million increased by $8.1 million, or 5 percent, versus the prior year period. The increase in selling, general and administrative expenses is primarily the result of investment to support new products as well as additional sales force in Brazil.
Research and development expenses
Three Months Ended March 31, 2025 vs. 2024
Research and development expenses of $68.7 million increased by $7.8 million or 13 percent compared to the previous year. The increase in spending on research and development relates to the timing of project expenses.
Depreciation and amortization
Three Months Ended March 31, 2025 vs. 2024
Depreciation and amortization of $43.7 million decreased by $2 million or 4 percent as compared to the prior year period of $45.7 million. The decrease was the result of the write off of certain assets during 2024 as part of our Project Focus restructuring initiative.
Interest expense, net
Three Months Ended March 31, 2025 vs. 2024
Interest expense, net of $50.1 million decreased by $11.6 million or 19 percent compared to the prior year period of $61.7 million. The decrease was primarily driven by lower rates and lower debt balances in our portfolio. Specifically, lower domestic short-term balances and rates decreased interest expense by approximately $10.9 million and lower interest rates and debt balances in our foreign portfolio decreased interest expense by approximately $0.5 million.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2025	2024
Restructuring charges	$13.6	$33.7
Other charges (income), net	4.2	7.2
Total restructuring and other charges (income)	$17.8	$40.9
Three Months Ended March 31, 2025 vs. 2024
Restructuring and other charges (income) primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $6.6 million of professional service provider costs and other miscellaneous charges associated with the project, $4.2 million of severance and employee separation costs, and accelerated depreciation of $3.1 million on assets identified for disposal in connection with the restructuring initiative. In connection with the restructuring initiative, the Company expects to incur pre-tax restructuring charges in the range of approximately $375 million to $425 million, inclusive of charges incurred beginning in 2023 through March 31, 2025. The estimate for total Project Focus charges, which is subject to future changes, includes severance and related benefit costs in the range of $90 to $100 million, asset write-off and contract abandonment charges of approximately $250 to $270 million, and other costs of $35 to $55 million. We have implemented substantially all the activities associated with the plan and expect the plan to be complete by the end of 2025. However, we may incur additional asset write-off charges and other exit and disposal costs should additional activities be implemented under the restructuring program. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance. During the three months ended March 31, 2025, we also recorded income of $0.3 million for miscellaneous activity related to previously implemented restructuring initiatives.
Restructuring and other charges (income) during 2024 primarily consisted of costs associated with the Project Focus restructuring initiative, including $18.9 million of severance and employee separation costs in connection with various global workforce reduction actions, $11.7 million of provider costs associated with the project, accelerated depreciation of $2.3 million on assets identified for disposal, and $0.5 million of other miscellaneous charges. During the three months ended March 31, 2024, we also incurred $0.3 million of other miscellaneous charges related to previously implemented restructuring initiatives.
Other charges (income) of $4.2 million is comprised of $3.5 million of charges associated with our environmental sites, and $0.7 million of other miscellaneous charges.
Other charges (income) during 2024 of $7.2 million is comprised of $3.3 million of charges associated with our environmental sites, and $3.9 million of other miscellaneous charges.
Non-operating pension and postretirement charges (income)
Three Months Ended March 31, 2025 vs. 2024
Charges for the three months ended March 31, 2025 were $3.2 million compared to $4.3 million for the three months ended March 31, 2024.

Provision for income taxes
Three Months Ended March 31, 2025 vs. 2024
The provision for income taxes for the three months ended March 31, 2025 was $13.5 million resulting in an effective tax rate of 275.5 percent. The benefit for income taxes for the three months ended March 31, 2024 was $1.4 million resulting in an effective tax rate of negative 17.8 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by foreign currency and the global mix of earnings.

	Three Months Ended March 31,
	2025			2024
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$4.9	$13.5	275.5%	$8.0	$(1.4)	(17.8)%
Corporate special charges (income)	21.0	4.4		45.2	9.6
Revisions to valuation allowances of historical deferred tax assets	—	1.2			1.6
Net impact of Switzerland tax incentives	—	(2.8)		—	—
Foreign currency and other discrete items (1)	—	(12.7)		—	(1.6)
Non-GAAP - Continuing operations	$25.9	$3.6	14.0%	$53.2	$8.2	15.5%
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
Three Months Ended March 31, 2025 vs. 2024
Discontinued operations, net of income taxes represented a loss of $7.0 million for the three months ended March 31, 2025 compared to a loss of $12.5 million for the three months ended March 31, 2024. The loss during both the three months ended March 31, 2025 and 2024 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations.
Net income (loss)
Three Months Ended March 31, 2025 vs. 2024
The net loss recognized during the period was $15.6 million as compared to net loss of $3.1 million in the prior year period. Lower sales and increased selling, general and administrative and research and development spending contributed to the increase in net loss during the period. Results in the current year period were also impacted by an increase in our provision for income taxes of $14.9 million driven by foreign currency and the global mix of earnings. These increases were partially offset favorability in cost of goods sold as well as a decrease in interest expense of $11.6 million and reduced restructuring costs, which were lower by $23.1 million compared to the prior year period.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three months ended March 31, 2025 and 2024 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended March 31, 2025 vs. 2024
Adjusted EBITDA of $119.7 million decreased $40.9 million, or approximately 25 percent versus the prior year period. The decrease was due to unfavorable pricing impacting adjusted EBITDA by 50 percent as well as a 4 percent decrease due to reduced volumes. Costs were a tailwind of 39 percent as favorability in cost of goods sold more than offset increased investment in selling, general and administrative costs and research and development costs. Foreign exchange headwinds resulted in a decrease to adjusted EBITDA of 10 percent.
For 2025, full year Adjusted EBITDA is expected to be in the range of $870 million to $950 million, an increase of 1 percent at the midpoint versus 2024 results and up 4 percent after excluding the impact of the loss of approximately $25 million in EBITDA from the prior year due to the divestiture of the GSS business. Embedded in the adjusted EBITDA guidance range are estimated incremental tariff costs of $15 million to $20 million based on the most recent government guidelines. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See note 1 to our 2025 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at March 31, 2025 and December 31, 2024, were $315.3 million and $357.3 million, respectively. Of the cash and cash equivalents balance at March 31, 2025, $298.0 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At March 31, 2025, we had total debt of $4,003.5 million as compared to $3,365.3 million at December 31, 2024. Total debt included $3,027.7 million and $3,027.9 million of long-term debt (excluding current portions of $81.9 million and $76.1 million) at March 31, 2025 and December 31, 2024, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $135.7 million at December 31, 2024 to $199.1 million at March 31, 2025 while outstanding commercial paper increased from $125.6 million at December 31, 2024 to $694.8 million at March 31, 2025. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.
As of March 31, 2025, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics.
Access to credit and future liquidity and funding needs
At March 31, 2025, our remaining borrowing capacity under our credit facility was $1,095.1 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At March 31, 2025, we had $694.8 million commercial paper borrowings under the commercial paper program. At March 31, 2025, the average effective interest rate on the borrowings was 5.1 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
Working Capital Initiatives
We offer to a select group of suppliers a voluntary supply chain finance program as part of our continued efforts to improve our working capital efficiency. We do not believe that changes in the availability of the supply chain finance program would have a significant impact on our liquidity. See Note 18 for more information on the key terms and balances of the program.
From time to time, the Company may sell receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables may lay. See Note 5 for more information on receivables factoring.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(545.0) million and $(142.9) million for the three months ended March 31, 2025 and 2024, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2025	2024
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$58.2	$74.0
Restructuring and other charges (income) and depreciation and amortization	61.5	86.6
Change in trade receivables, net (1)	19.5	(143.6)
Change in guarantees of vendor financing	(12.1)	10.8
Change in advance payments from customers (2)	(452.0)	(393.4)
Change in accrued customer rebates (3)	77.9	193.2
Change in inventories (4)	(164.9)	127.3
Change in accounts payable (5)	46.1	1.6
Change in all other operating assets and liabilities (6)	(61.9)	(3.2)
Restructuring and other spending (7)	(57.2)	(42.4)
Environmental spending, continuing, net of recoveries (8)	(6.2)	(5.2)
Pension and other postretirement benefit contributions (9)	(1.3)	(0.5)
Net interest payments (10)	(15.4)	(27.2)
Tax payments, net of refunds (11)	(37.2)	(20.9)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(545.0)	$(142.9)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2025 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the three months ended March 31, 2025, we collected approximately $153.2 million of receivables in Brazil.
(2)Advance payments are primarily within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and transfer of control to the customer takes place. The change in 2025 was driven by a higher application of those payments against first quarter sales compared to the same period in 2024.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are associated with lower sales in the first quarter of 2025 and the mix in sales eligible for rebates and incentives as well as timing of certain rebate payments.
(4)Changes in inventory reflect the higher inventory build required during 2025 to meet current year demand compared to the 2024 period which continued to be impacted by a lower sales outlook as a result of the channel destocking.
(5)The 2025 change in cash flows was driven by the timing of payments made to suppliers and vendors. As of March 31, 2025, approximately 98% of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criterion.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.
(7)For additional detail on restructuring and other charges activities, see Note 8.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 11 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the three months ended March 31, 2025 and 2024.
(10)Cash paid for interest, net was lower during 2025 primarily due to lower commercial paper balances outstanding during the comparative periods.
(11)Amounts shown in the chart represent net payments of our continued operations.

Cash provided (required) by operating activities of discontinued operations was $(13.3) million and $(21.5) million for the three months ended March 31, 2025 and 2024, respectively.
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
Cash provided (required) by investing activities of continuing operations was $(38.0) million and $(23.7) million for the three months ended March 31, 2025 and 2024, respectively.
Cash required by investing activities of continuing operations increased during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to timing of payments related to capital expenditures.
Cash provided (required) by financing activities of continuing operations was $552.1 million and $305.7 million for the three months ended March 31, 2025 and 2024, respectively.
Cash provided by financing activities of continuing operations increased during the three months ended March 31, 2025, compared to the same period in the prior year primarily due to higher commercial paper borrowings during the period to support our working capital build. There were no share repurchases during the three months ended March 31, 2025 and 2024 under the publicly announced program.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2025	2024
Cash provided (required) by operating activities of continuing operations (GAAP)(1)	$(545.0)	$(142.9)

Capital expenditures(2)	(31.6)	(20.7)
Other investing activities(2)(3)	(5.8)	(2.7)
Capital additions and other investing activities	$(37.4)	$(23.4)

Cash provided (required) by operating activities of discontinued operations(4)	(13.3)	(21.5)

Free cash flow (Non-GAAP)(5)	$(595.7)	$(187.8)
___________________
(1)Includes cash payments made in connection with our Project Focus transformation program of $55.7 million and $39.9 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(3)Included in the amounts is cash spending associated with contract manufacturers of $1.5 million for the three months ended March 31, 2024, respectively.
(4)Refer to the above discussion for further details.
(5)Free cash flow is defined as cash provided (required) by operating activities of continuing operations (GAAP) adjusted for spending for capital additions and other investing activities as well as cash provided (required) by discontinued operations and divestiture transaction costs associated with the sale of our GSS business. We believe that this Non-GAAP financial measure provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions and return capital to shareholders through share repurchases and dividends. Our use of free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under U.S. GAAP.

2025 Cash Flow Outlook
Our cash needs for 2025 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2025, our remaining borrowing capacity under our credit facility was $1,095.1 million.
We expect 2025 free cash flow (Non-GAAP) to fall within a range of approximately $200 million and $400 million. The expected decrease in this measure at the midpoint is primarily the result of our expectation of a normalization of working capital after the pronounced correction in 2024. Refer to the note to our "2025 Outlook Update" on page 33 for further discussion regarding our ability to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP.
Key cash requirements included in cash from provided by operating activities of continuing operations
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2025. The plan is slightly over funded, and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
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
Restructuring and asset retirement obligations
We expect to make payments of approximately $70 million to $90 million in 2025, which primarily relates to Project Focus activities. As previously noted in the section titled "Results of Operations," we expect to incur approximately $375 million to $425 million of pre-tax restructuring charges in total over the life of the program, which includes $90 to $100 million of non-cash asset write-off charges. We expect cash payments of approximately $150 million to be paid over the next several years associated with contract abandonment activities executed under the program. The first of these annual payments was paid during the first quarter of 2025 and has been included in the restructuring range disclosed above. The estimate also includes, but is not limited to, costs needed to transition various activities to Switzerland in order to realize the benefits associated with tax incentives awarded to the Company, employee severance and related benefit costs, and consulting and other professional service fees. We have implemented substantially all the activities associated with the plan and expect the plan to be complete by the end of 2025. However, we may incur additional asset write-off charges and other exit and disposal costs should additional activities be implemented under the restructuring program. The Company achieved $165 million in cost benefits in 2024 and the targeted annual run-rate savings is more than $225 million by the end of 2025 from the program once fully implemented, which is expected by the end of 2025.
Capital additions and other investing activities
Projected 2025 capital expenditures are expected to be in the range of approximately $105 million to $115 million. The spending is mainly driven by investments for our new products.

Share repurchases
Except for purchases associated with our equity compensation plans, we do not anticipate any share repurchases during 2025 in compliance with the amendments to the Company's credit agreement. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding the Company's publicly announced repurchased program authorized in February 2022.
Dividends
During each of the three months ended March 31, 2025 and March 31, 2024, we paid dividends of $72.7 million and $72.5 million, respectively. On April 17, 2025, we paid dividends totaling $72.8 million to our shareholders of record as of March 31, 2025. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2024 can be found within Part II, Item 7 of our 2024 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2025.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2024 Form 10-K.
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
At March 31, 2025, our financial instrument position was a net liability of $8.4 million compared to a net asset of $34.1 million at December 31, 2024. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2025 and December 31, 2024, with all other variables (including interest rates) held constant. As of March 31, 2025 and December 31, 2024, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2025 and December 31, 2024, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2025	$(8.4)	$(81.4)	$32.0

Net asset (liability) position at December 31, 2024	34.1	50.8	(8.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2025 and December 31, 2024, we had no outstanding interest rate swap contracts, and, as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at March 31, 2025, is composed of 78 percent fixed-rate debt and 22 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2025, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $2.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.2 million for the three months ended March 31, 2025.

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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2024 Form 10-K, see Notes 11 and 18 to the consolidated financial statements as well as Part II, Item 5 included within this Form 10-Q.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the following Risk Factors, along with the factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.
Trade policy, tariffs and countermeasures - The recent imposition by the United States of tariffs, sanctions or other restrictions on goods imported into the United States, and countermeasures imposed by foreign countries in response to such government actions could increase the cost of goods for our products or reduce our ability to sell products globally, which may adversely affect our operating results and financial condition. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.
Additionally, the U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially abrogate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed significant, additional tariff increases to capture other countries and types of foreign goods. Such current and future tariff increases, expanding tariffs to capture other countries and types of foreign goods or other changes in U.S. trade policy could make it more difficult or costly for us to procure necessary materials and equipment to conduct our business, and may adversely affect our operating results and financial condition.
Existing duty reduction and deferral programs, such as free-trade agreements and duty drawback, provide beneficial impacts to our duties and tariffs for qualifying imports and exports, subject to compliance with each program’s unique requirements. Changes in laws or policies governing the terms of these duty reduction and deferral programs could have a material adverse effect on our business and financial results.
In addition, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. We expect our net sales in foreign markets to continue to represent a substantial majority of our consolidated net sales. The imposition of retaliatory (or new) tariffs on the sale of U.S. goods into foreign countries could result in a reduction in our net sales in foreign markets, which may adversely affect our operating results and financial condition.
Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, which may result in a material adverse effect on global economic conditions and the stability of global financial markets and, in turn, could have a material adverse impact on our business and financial condition.

The following Risk Factor prospectively supersedes and replaces the Risk Factor with the same heading set forth on page 14 of our Form 10-K:
Supply arrangements - Certain raw materials are critical to our production processes and our purchasing strategy and supply chain design are complex. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. We closely monitor raw material and supply chain costs. We source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China and India. There is considerable uncertainty surrounding the trade relationship between the U.S. and trading partners, as discussed elsewhere in these Risk Factors. Such changes may adversely impact our business. Further, while we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or operate under contract manufacturing arrangements would adversely impact our ability to produce certain products and could lead to operational disruption and increase uncertainties around business performance. An inability to obtain these products or execute under contract sourcing arrangements would adversely impact our ability to sell products. Any disruption of our suppliers and contract manufacturers could impact our sales and operating results. In recent years, we have seen some logistics challenges, pointed supply chain shortages, and increased cost of goods due to disruptions in energy markets (such as that caused by the Russian war on Ukraine), inflation and tariffs (such as those discussed above).
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2025	3,293	$55.26	—	$—	$825,000,142
February 2025	36,847	38.10	—	—	825,000,142
March 2025	6,328	36.73	—	—	825,000,142
Total Q1 2025	46,468	$39.13	—	$—	$825,000,142
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares until December 31, 2027, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2025. At March 31, 2025, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2025, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.

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
Date: May 1, 2025