Form 10-Q
period 2025-06-30
FMC CORP
filed 2025-07-31
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of June 30, 2025, there were 124,911,586 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$1,050.5	$1,038.4	$1,841.9	$1,956.4
Costs and Expenses
Costs of sales and services	644.2	640.3	1,118.9	1,218.6
Gross margin	$406.3	$398.1	$723.0	$737.8
Selling, general and administrative expenses	176.8	164.8	348.8	328.7
Research and development expenses	66.4	75.9	135.1	136.8
Restructuring and other charges (income)	36.7	95.1	54.5	136.0
Total costs and expenses	$924.1	$976.1	$1,657.3	$1,820.1
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	$126.4	$62.3	$184.6	$136.3
Non-operating pension, postretirement and other charges (income)	6.6	4.2	9.8	8.5
Interest expense, net	61.0	63.6	111.1	125.3
Income (loss) from continuing operations before income taxes	$58.8	$(5.5)	$63.7	$2.5
Provision (benefit) for income taxes	14.4	(303.5)	27.9	(304.9)
Income (loss) from continuing operations	$44.4	$298.0	$35.8	$307.4
Discontinued operations, net of income taxes	23.4	(2.8)	16.4	(15.3)
Net income (loss)	$67.8	$295.2	$52.2	$292.1
Less: Net income (loss) attributable to noncontrolling interests	1.1	0.1	1.0	(0.3)
Net income (loss) attributable to FMC stockholders	$66.7	$295.1	$51.2	$292.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$43.3	$297.9	$34.8	$307.7
Discontinued operations, net of income taxes	23.4	(2.8)	16.4	(15.3)
Net income (loss) attributable to FMC stockholders	$66.7	$295.1	$51.2	$292.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.34	$2.37	$0.28	$2.45
Discontinued operations	0.19	(0.02)	0.13	(0.12)
Net income (loss) attributable to FMC stockholders	$0.53	$2.35	$0.41	$2.33
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.34	$2.37	$0.28	$2.45
Discontinued operations	0.19	(0.02)	0.13	(0.12)
Net income (loss) attributable to FMC stockholders	$0.53	$2.35	$0.41	$2.33
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$67.8	$295.2	$52.2	$292.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$33.6	$(9.2)	$40.3	$(45.9)
Total foreign currency adjustments (1)	$33.6	$(9.2)	$40.3	$(45.9)
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax benefit (expense) of $5.5 and $11.8 for the three and six months ended June 30, 2025, respectively, and $(3.6) and $(5.5) for the three and six months ended June 30, 2024, respectively	$(20.0)	$17.4	$(36.7)	$21.1
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax expense (benefit) of $2.0 and $1.1 for the three and six months ended June 30, 2025, respectively, and $(0.8) and $(0.7) for the three and six months ended June 30, 2024, respectively (2)	(4.5)	1.4	(1.2)	1.1
Total derivative instruments, net of tax benefit (expense) of $7.5 and $12.9 for the three and six months ended June 30, 2025, respectively, and $(4.4) and $(6.2) for the three and six months ended June 30, 2024, respectively	$(24.5)	$18.8	$(37.9)	$22.2
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax benefit (expense) of zero for each of the three and six months ended June 30, 2025 and June 30, 2024.	$—	$(0.1)	$—	$(0.2)
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax expense (benefit) of $(0.6) and $(1.2) for the three and six months ended June 30, 2025, respectively, and $(0.6) and $(1.3) for the three and six months ended June 30, 2024, respectively (2)	2.7	2.6	5.2	5.2
Total pension and other postretirement benefits, net of tax benefit (expense) of $(0.6) and $(1.2) for the three and six months ended June 30, 2025, respectively, and $(0.6) and $(1.3) for the three and six months ended June 30, 2024, respectively	$2.7	$2.5	$5.2	$5.0
Other comprehensive income (loss), net of tax	$11.8	$12.1	$7.6	$(18.7)
Comprehensive income (loss)	$79.6	$307.3	$59.8	$273.4
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.5	(0.1)	1.7	(1.2)
Comprehensive income (loss) attributable to FMC stockholders	$78.1	$307.4	$58.1	$274.6
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$438.2	$357.3
Trade receivables, net of allowance of $42.8 in 2025 and $39.4 in 2024	3,076.3	2,903.2
Inventories	1,395.7	1,201.6
Prepaid and other current assets	557.1	496.2
Total current assets	$5,467.3	$4,958.3
Investments	27.7	25.6
Property, plant and equipment, net	890.7	849.7
Goodwill	1,527.0	1,507.0
Other intangibles, net	2,401.4	2,360.7
Other assets including long-term receivables, net	433.5	428.2
Deferred income taxes	1,549.5	1,523.8
Total assets	$12,297.1	$11,653.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$893.3	$337.4
Accounts payable, trade and other	906.0	768.5
Advance payments from customers	—	453.8
Accrued and other liabilities	819.8	755.2
Accrued customer rebates	812.0	489.9
Guarantees of vendor financing	61.5	85.5
Accrued pension and other postretirement benefits, current	3.0	6.4
Income taxes	77.5	122.5
Total current liabilities	$3,573.1	$3,019.2
Long-term debt, less current portion	3,270.0	3,027.9
Accrued pension and other postretirement benefits, long-term	22.2	19.4
Environmental liabilities, continuing and discontinued	522.9	521.3
Deferred income taxes	94.1	86.0
Other long-term liabilities	386.7	470.7
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2025 or 2024	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2025 and 2024; 185,983,792 shares issued in 2025 and 2024	18.6	18.6
Capital in excess of par value of common stock	959.6	966.5
Retained earnings	6,543.1	6,637.5
Accumulated other comprehensive income (loss)	(403.7)	(410.6)
Treasury stock, common, at cost - 2025: 61,072,206 shares, 2024: 61,142,890 shares	(2,720.6)	(2,724.5)
Total FMC stockholders’ equity	$4,397.0	$4,487.5
Noncontrolling interests	31.1	21.3
Total equity	$4,428.1	$4,508.8
Total liabilities and equity	$12,297.1	$11,653.3
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$52.2	$292.1
Discontinued operations, net of income taxes	(16.4)	15.3
Income (loss) from continuing operations	$35.8	$307.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$87.1	$90.0
Restructuring and other charges (income)	54.5	136.0
Deferred income taxes	22.4	(421.6)
Pension and other postretirement benefits	7.3	10.1
Share-based compensation	11.1	12.4
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(146.3)	(94.8)
Guarantees of vendor financing	(24.0)	(5.7)
Advance payments from customers	(453.8)	(481.4)
Accrued customer rebates	304.5	307.3
Inventories	(165.5)	244.1
Accounts payable, trade and other	130.5	108.8
Income taxes	(122.2)	3.5
Pension and other postretirement benefit contributions	(2.0)	(1.7)
Environmental spending, continuing, net of recoveries	(16.2)	(13.6)
Restructuring and other spending (1)	(72.9)	(68.2)
Change in other operating assets and liabilities, net (2)	(129.4)	16.7
Cash provided (required) by operating activities of continuing operations	$(479.1)	$149.3
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(13.8)	$(23.1)
Other discontinued spending (3)	(15.9)	4.2
Cash provided (required) by operating activities of discontinued operations	$(29.7)	$(18.9)
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
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2025	2024
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(46.6)	$(30.6)
Acquisitions, including cost and equity method, net	(2.1)	(1.8)
Proceeds from (disbursements for) the sale of the GSS business	(2.1)	—
Other investing activities	(0.6)	(7.2)
Cash provided (required) by investing activities of continuing operations	$(51.4)	$(39.6)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$548.7	$231.5
Financing fees and premiums (5)	(14.6)	—
Repayments of long-term debt	(500.1)	—
Proceeds from borrowing of long-term debt	750.0	—
Acquisitions of noncontrolling interests	(8.6)	—
Issuances of common stock, net	0.2	0.2
Dividends paid (4)	(145.5)	(145.2)
Other repurchases of common stock	(1.4)	(1.8)
Cash provided (required) by financing activities of continuing operations	$628.7	$84.7
Effect of exchange rate changes on cash and cash equivalents	12.4	(6.4)
Increase (decrease) in cash and cash equivalents	$80.9	$169.1
Cash and cash equivalents, beginning of period	$357.3	$302.4
Cash and cash equivalents, end of period	$438.2	$471.5
____________________
(4)See Note 13 regarding the quarterly cash dividend.
(5)See Note 9 for more information on the make-whole premium paid in connection with the early redemption of certain debt instruments.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $108.4 million and $125.2 million, and income taxes paid, net of refunds were $126.3 million and $107.9 million for the six months ended June 30, 2025 and 2024, respectively. Non-cash additions to property, plant and equipment and other assets were $16.6 million and $10.6 million for the six months ended June 30, 2025 and 2024, respectively. Non-cash investing activities include a $7.9 million and $10.5 million investment representing the deferred purchase price in a trade receivables securitization program for the six months ended June 30, 2025 and 2024, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(15.5)	—	—	(0.1)	(15.6)
Stock compensation plans	—	2.9	—	—	1.6	—	4.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(13.4)	—	—	(13.4)
Foreign currency translation adjustments (1)	—	—	—	6.4	—	0.3	6.7
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Repurchases of common stock	—	—	—	—	(1.4)	—	(1.4)
Acquisitions of noncontrolling interest (2)	—	(15.7)	—	—	—	8.1	(7.6)
Balance at March 31, 2025	$18.6	$953.7	$6,549.2	$(415.1)	$(2,724.4)	$29.6	$4,411.6
Net income (loss)	—	—	66.7	—	—	1.1	67.8
Stock compensation plans	—	6.9	—	—	—	—	6.9
Shares for benefit plan trust	—	—	—	—	3.8	—	3.8
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.7	—	—	2.7
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(24.5)	—	—	(24.5)
Foreign currency translation adjustments (1)	—	—	—	33.2	—	0.4	33.6
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Acquisitions to noncontrolling interest (2)	—	(1.0)	—	—	—	—	(1.0)
Balance at June 30, 2025	$18.6	$959.6	$6,543.1	$(403.7)	$(2,720.6)	$31.1	$4,428.1

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
In our opinion, the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024, changes in equity for the three and six months ended June 30, 2025 and 2024, and our financial positions as of June 30, 2025 and December 31, 2024. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of December 31, 2024 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2024 (the "2024 Form 10-K").
GSS Divestiture
On November 1, 2024, we completed the sale of our Global Specialty Solutions ("GSS") business to Environmental Science US, LLC d/b/a Envu ("Envu") and received proceeds, net of the preliminary working capital adjustment, of approximately $340 million. During the second quarter of 2025, certain foreign assets, consisting primarily of working capital balances, were transferred to Envu as a result of local timing constraints at the time of the sale. The remaining foreign assets are expected to transfer during 2025. We received consideration for the foreign assets, which were not material, at closing of the sale in 2024 and no additional consideration was or will be received at the date of transfer.
Intention to Divest India Commercial Business
In July 2025, the Board of Directors approved a plan to divest from the Company’s commercial business in India. The sale process is underway and is expected to conclude within the next twelve months. Therefore, we plan to classify the assets related to this business as held for sale beginning in the third quarter of 2025. The business does not qualify for recognition as discontinued operations and will continue to be presented in the Company’s operating results until a transaction is completed. In accordance with ASC 360-45-9, Long-Lived Assets Classified as Held for Sale, we will evaluate the assets related to the sale for impairment and, if necessary, record the related assets at the lower of its carrying value or fair value less costs to sell.
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
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
North America	$320.9	$338.8	$507.3	$597.9
Latin America	310.4	307.2	517.2	495.2
Europe, Middle East & Africa (EMEA)	260.4	201.2	533.2	508.0
Asia	158.8	191.2	284.2	355.3
Total Revenue	$1,050.5	$1,038.4	$1,841.9	$1,956.4
The following table provides information about disaggregated revenue by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Insecticides	$525.3	$569.1	$928.0	$1,070.4
Herbicides	376.0	336.6	648.2	631.5
Fungicides	80.4	74.5	133.1	144.9
Plant Health	44.9	43.5	90.1	88.3
Other	23.9	14.7	42.5	21.3
Total Revenue	$1,050.5	$1,038.4	$1,841.9	$1,956.4
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of June 30, 2025	Balance as of December 31, 2024	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$3,137.5	$2,942.9	$194.6
Contract liabilities: Advance Payments from customers (2)	—	453.8	(453.8)
____________________
(1)Amount includes $3,076.3 million of trade receivables and $61.2 million of net long-term customer receivables as of June 30, 2025. See Note 5 for more information.
(2)The amount of revenue recognized in the six months ended June 30, 2025 that was included in the opening contract liability balance is $453.8 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of June 30, 2025. Refer to Note 5 for further information.
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
Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2024	$1,507.0
GSS divestiture allocation (See Note 1.)	(5.0)
Foreign currency adjustments	25.0
Balance, June 30, 2025	$1,527.0
There were no events or circumstances indicating that goodwill should be evaluated for impairment as of June 30, 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2025			December 31, 2024
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,157.0	$(506.8)	$650.2	$1,117.5	$(458.9)	$658.6
Patents	1.7	(1.7)	—	1.7	(1.7)	—
Brands (1)	68.2	(25.1)	43.1	48.3	(19.2)	29.1
Purchased and licensed technologies	137.3	(54.0)	83.3	125.5	(48.2)	77.3
Other intangibles	2.3	(1.8)	0.5	2.3	(1.8)	0.5
	$1,366.5	$(589.4)	$777.1	$1,295.3	$(529.8)	$765.5

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,241.3		$1,241.3	$1,259.0		$1,259.0
Brands (1)	370.9		370.9	325.6		325.6
In-process research & development	12.1		12.1	10.6		10.6
	$1,624.3		$1,624.3	$1,595.2		$1,595.2
Total intangible assets	$2,990.8	$(589.4)	$2,401.4	$2,890.5	$(529.8)	$2,360.7
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Amortization expense	$18.2	$16.4	$36.4	$32.8
The full year estimated pre-tax amortization expense for the year ended December 31, 2025 and each of the succeeding five years is approximately $72.5 million, $74.1 million, $73.8 million, $74.5 million, $71.5 million, and $68.7 million, respectively.
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2023	$29.1
Additions - charged to expense	12.2
Transfer from (to) allowance for credit losses (see below)	(3.6)
Net recoveries, write-offs and other	1.7
Balance, December 31, 2024	$39.4
Additions - charged to expense	3.1
Transfer from (to) allowance for credit losses (see below)	0.1
Net recoveries, write-offs and other	0.2
Balance, June 30, 2025	$42.8

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $61.2 million as of June 30, 2025. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2023	$27.1
Additions - charged (credited) to expense	(1.8)
Transfer from (to) allowance for doubtful accounts (see above)	3.6
Foreign currency adjustments	(3.4)
Net recoveries, write-offs and other	(4.2)
Balance, December 31, 2024	$21.3
Additions - charged (credited) to expense	0.8
Transfer from (to) allowance for doubtful accounts (see above)	(0.1)
Foreign currency adjustments	1.0
Net recoveries, write-offs and other	—
Balance, June 30, 2025	$23.0
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
There were $85.1 million in receivables sold under the securitization programs during the six months ended June 30, 2025. A $5.1 million charge associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the six months ended June 30, 2025. There were $82.4 million in receivables sold under the securitization program during the six months ended June 30, 2024. A $5.7 million charge associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the six months ended June 30, 2024.
As part of funding our interest for all outstanding arrangements under the securitization programs, a portion of the receivables sold are retained by the investment fund and returned to FMC, including interest, at the maturity of the program. The fair value of the asset is approximately $38.2 million and is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.

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
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been inconsequential during each reporting period. Non-recourse factoring during the six months ended June 30, 2025 and 2024 was $206.2 million and $71.3 million, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	June 30, 2025	December 31, 2024
Finished goods	$481.8	$433.5
Work in process	685.0	548.6
Raw materials, supplies and other	228.9	219.5
Net inventories	$1,395.7	$1,201.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2025	December 31, 2024
Property, plant and equipment	$1,682.9	$1,597.9
Accumulated depreciation	(792.2)	(748.2)
Property, plant and equipment, net	$890.7	$849.7

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Restructuring charges	$13.0	$83.8	$26.6	$117.5
Other charges (income), net	23.7	11.3	27.9	18.5
Total restructuring and other charges (income)	$36.7	$95.1	$54.5	$136.0

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities that commenced prior to 2025, see Note 7 to our consolidated financial statements included within our 2024 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$5.4	$4.9	$2.5	$12.8
Other items	—	0.2	—	0.2
Three Months Ended June 30, 2025	$5.4	$5.1	$2.5	$13.0

Project Focus	18.6	6.5	59.2	84.3
Other items	—	(0.5)	—	(0.5)
Three Months Ended June 30, 2024	$18.6	$6.0	$59.2	$83.8

Project Focus	$9.6	$11.5	$5.6	$26.7
Other items	(0.4)	0.3	—	(0.1)
Six Months Ended June 30, 2025	$9.2	$11.8	$5.6	$26.6

Project Focus	$37.5	$18.7	$61.5	$117.7
Other items	—	(0.2)	—	(0.2)
Six Months Ended June 30, 2024	$37.5	$18.5	$61.5	$117.5
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

Project Focus
We previously implemented a global restructuring plan, referred to as "Project Focus," designed to right-size our cost base and optimize our footprint and organizational structure in light of the precipitous drop in demand across the crop protection market in 2023. During the six months ended June 30, 2025, charges incurred related to Project Focus include $9.6 million of severance and employee separation costs, $11.5 million of professional service provider costs and other miscellaneous charges associated with the project, and accelerated depreciation of $5.6 million on assets identified for disposal in connection with the restructuring initiative. The charges incurred during the six months ended June 30, 2025 are included in the total estimated range for Project Focus. See Note 7 to our consolidated financial statements in our 2024 Form 10-K for details of the costs previously incurred for Project Focus. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude accelerated depreciation on fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at December 31, 2024 (6)	Change in reserves (4)	Cash payments	Balance at June 30, 2025 (5)
Project Focus (1)	$146.9	$21.0	$(70.6)	$97.3
DuPont Crop restructuring (2)	3.0	—	0.2	3.2
Other workforce related and facility shutdowns (3)	1.2	—	(0.5)	0.7
Total	$151.1	$21.0	$(70.9)	$101.2
____________________
(1)Relates to the global restructuring plan initiated in 2023. The reserve consists primarily of contract abandonment charges recorded during 2024 resulting from the reorganization of our supply chain footprint.
(2)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(3)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(4)Primarily consists of severance and employee separation costs and third-party provider fees.
(5)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Environmental charges, net	$7.4	$5.7	$10.9	$9.0
Furadan ® product exit	11.9	—	11.9	—
Other items, net	4.4	5.6	5.1	9.5
Other charges (income), net	$23.7	$11.3	$27.9	$18.5
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Furadan ® product exit
During the three months ended June 30, 2025, we recorded a charge of $11.9 million due to changes in our estimate for Furadan® disposal costs at our Middleport site.
Note 9: Debt
Debt maturing within one year:

(in Millions)	June 30, 2025	December 31, 2024
Short-term foreign debt (1)	$201.0	$135.7
Commercial paper (2)	606.3	125.6
Total short-term debt	$807.3	$261.3
Current portion of long-term debt	86.0	76.1
Total short-term debt and current portion of long-term debt (3)	$893.3	$337.4
____________________
(1)At June 30, 2025, the average effective interest rate on the borrowings was 8.7 percent.
(2)At June 30, 2025, the average effective interest rate on the borrowings was 5.2 percent.

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

Long-term debt:

(in Millions)	June 30, 2025
	Interest Rate Percentage	Maturity Date	June 30, 2025	December 31, 2024
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.5 and $1.6, respectively)	3.2% - 6.4%	2026 - 2053	2,498.5	2,998.4
Subordinated Notes	8.45%	2055	750.0	—
Revolving Credit Facility (1)	7.1%	2028	—	—
Foreign debt	12.6% - 17.1%	2025 - 2026	86.0	76.1
Debt issuance cost			(28.4)	(20.4)
Total long-term debt			$3,356.0	$3,104.0
Less: debt maturing within one year			86.0	76.1
Total long-term debt, less current portion			$3,270.0	$3,027.9
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $210.1 million and available funds under this facility were $1,183.6 million at June 30, 2025.
Subordinated Notes
On May 27, 2025, the Company completed the sale of $750 million aggregate principal amount of 8.45% Subordinated Notes due November 1, 2055. The Company used the net proceeds from this offering to redeem $500 million of the senior notes due May 18, 2026 and for general corporate purposes. The Company paid a make-whole premium of $3.3 million in connection with the early redemption of the senior notes, which is recorded within "Non-operating pension, postretirement and other charges (income)" on the consolidated statement of income (loss).
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
Our actual leverage for the four consecutive quarters ended June 30, 2025 was 4.81, which is below the maximum leverage of 5.25. Our actual interest coverage for the four consecutive quarters ended June 30, 2025 was 3.90, which is above the minimum interest coverage of 3.00. We were in compliance with all covenants at June 30, 2025.

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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(0.2) and $(0.3) for the three and six months ended June 30, 2025, respectively, and $(1.4) and $(2.0) for the three and six months ended June 30, 2024, respectively	$1.6	$(1.5)	$1.5	$(2.5)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.9 and $1.4 for the three and six months ended June 30, 2025, respectively, and $0.7 and $1.2 for the three and six months ended June 30, 2024, respectively	(3.2)	(2.7)	(5.2)	(4.4)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $(6.6) and $(5.3) for the three and six months ended June 30, 2025, respectively, and $(0.4) and $2.2 for the three and six months ended June 30, 2024, respectively. (1)	25.0	1.4	20.1	(8.4)
Discontinued operations, net of income taxes	$23.4	$(2.8)	$16.4	$(15.3)
____________________
(1)We recorded a $34.5 million reduction in our required legal reserve in discontinued operations for the three and six months ended June 30, 2025 as a result of a decrease in outstanding cases. Discontinued operations for the three and six months ended June 30, 2024 includes a gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2024	$623.2	$(10.1)	$613.1
Provision (Benefit)	18.3	(0.7)	17.6
(Spending) Recoveries	(32.0)	1.6	(30.4)
Foreign currency translation adjustments	14.3	—	14.3
Net change	0.6	0.9	1.5
Total environmental reserves at June 30, 2025	$623.8	$(9.2)	$614.6

Environmental reserves, current (1)	$92.9	$(1.2)	$91.7
Environmental reserves, long-term (2)	530.9	(8.0)	522.9
Total environmental reserves at June 30, 2025	$623.8	$(9.2)	$614.6
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $290 million at June 30, 2025. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the consolidated balance sheets.

(in Millions)	December 31, 2024	Increase (Decrease) in recoveries	Cash received	June 30, 2025
Environmental recoveries	$3.8	$0.3	$(0.4)	$3.7
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Environmental provisions, net - recorded to liabilities (1)	$11.7	$9.0	$17.8	$14.9
Environmental provisions, net - recorded to assets (2)	(0.2)	0.1	(0.3)	(0.3)
Environmental provision, net	$11.5	$9.1	$17.5	$14.6

Continuing operations (3)	$7.4	$5.7	$10.9	$9.0
Discontinued operations (4)	4.1	3.4	6.6	5.6
Environmental provision, net	$11.5	$9.1	$17.5	$14.6
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2025, there were 3.6 million and 3.3 million potential common shares excluded from Diluted EPS, respectively. For the three and six months ended June 30, 2024, there were 2.1 million and 2.0 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$43.3	$297.9	$34.8	$307.7
Discontinued operations, net of income taxes	23.4	(2.8)	16.4	(15.3)
Net income (loss) attributable to FMC stockholders	$66.7	$295.1	$51.2	$292.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	(0.9)	0.2	(0.7)
Net income (loss) allocable to common stockholders	$66.5	$294.2	$51.4	$291.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.34	$2.37	$0.28	$2.45
Discontinued operations	0.19	(0.02)	0.13	(0.12)
Net income (loss) attributable to FMC stockholders	$0.53	$2.35	$0.41	$2.33
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.34	$2.37	$0.28	$2.45
Discontinued operations	0.19	(0.02)	0.13	(0.12)
Net income (loss) attributable to FMC stockholders	$0.53	$2.35	$0.41	$2.33
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,161	125,009	125,123	124,976
Weighted average additional shares assuming conversion of potential common shares	407	343	394	310
Shares – diluted basis	125,568	125,352	125,517	125,286

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	39.6	(36.7)	—	2.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	5.2	4.0
Net current period other comprehensive income (loss)	$39.6	$(37.9)	$5.2	$6.9
Accumulated other comprehensive income (loss), net of tax at June 30, 2025	$(144.3)	$(55.4)	$(204.0)	$(403.7)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
2024 Activity
Other comprehensive income (loss) before reclassifications	(45.0)	21.1	(0.2)	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	5.2	6.3
Net current period other comprehensive income (loss)	$(45.0)	$22.2	$5.0	$(17.8)
Accumulated other comprehensive income (loss), net of tax at June 30, 2024	$(176.3)	$(28.0)	$(220.0)	$(424.3)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Derivative instruments
Gain (loss) on foreign currency contracts	$7.0	$(1.8)	$3.3	$(1.0)	Costs of sales and services
Gain (loss) on foreign currency contracts	—	0.1	—	0.2	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.5)	(1.0)	(1.0)	Interest expense, net
Total before tax	$6.5	$(2.2)	$2.3	$(1.8)
	(2.0)	0.8	(1.1)	0.7	Benefit (provision) for income taxes
Amount included in net income (loss)	$4.5	$(1.4)	$1.2	$(1.1)

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	(3.2)	(3.1)	(6.2)	(6.3)	Non-operating pension, postretirement and other charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.1)	(0.1)	(0.2)	(0.2)	Non-operating pension, postretirement and other charges (income)
Total before tax	$(3.3)	$(3.2)	$(6.4)	$(6.5)
	0.6	0.6	1.2	1.3	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.7)	$(2.6)	$(5.2)	$(5.2)
Total reclassifications for the period	$1.8	$(4.0)	$(4.0)	$(6.3)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.
Transactions with Noncontrolling Interest
During the six months ended June 30, 2025, we purchased the remaining 40 percent ownership interest in our Pakistan joint venture, for $8.6 million which increased our ownership from 60 percent to 100 percent.
Dividends and Share Repurchases
During each of the six months ended June 30, 2025 and 2024, we paid dividends of $145.5 million and $145.2 million, respectively. On July 17, 2025, we paid dividends totaling $72.8 million to our shareholders of record as of June 30, 2025. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of June 30, 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2027. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2025. At June 30, 2025, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 16 to our consolidated financial statements included within our 2024 Form 10-K.
The ROU asset and lease liability balances as of June 30, 2025 and December 31, 2024 were as follows:

(in Millions)	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$101.5	$110.4
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$24.6	$24.5
Operating lease noncurrent liabilities	Other long-term liabilities	98.8	106.1
The components of lease expense for the six months ended June 30, 2025 and 2024 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Lease Cost Classification	2025	2024	2025	2024
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.5	$8.5	$17.5	$17.8
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	2.9	3.0	6.3	5.8
Total lease cost		$11.4	$11.5	$23.8	$23.6

June 30, 2025
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	4.9%

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9.6)	$(8.2)	$(19.7)	$(23.5)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.0	$2.8	$18.2	$19.4
The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2025 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2025 (excluding the six months ending June 30, 2025)	$15.2
2026	28.0
2027	24.1
2028	19.9
2029	17.5
Thereafter	38.5
Total undiscounted lease payments	$143.2
Less: Present value adjustment	(19.8)
Present value of lease liabilities	$123.4
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.3	$0.7	$—	$—	$0.7	$1.5	$—	$—
Interest cost	11.9	11.9	0.1	0.1	23.9	23.9	0.2	0.2
Expected return on plan assets	(11.9)	(11.2)	—	—	(24.1)	(22.4)	—	—
Amortization of net actuarial and other (gain) loss	3.4	3.5	(0.2)	(0.2)	6.9	7.0	(0.5)	(0.4)
Recognized (gain) loss due to curtailments, settlements, and other	0.1	0.1	—	—	0.2	0.2	—	—
Net periodic benefit cost (income)	$3.8	$5.0	$(0.1)	$(0.1)	$7.6	$10.2	$(0.3)	$(0.2)

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three and six months ended June 30, 2025 were 24.5 percent and 43.8 percent, respectively. Our effective income tax rates from continuing operations for the three and six months ended June 30, 2024 were 5,518.2 percent and negative 12,196.0 percent respectively. The change in the effective tax rate for the three and six months ended June 30, 2025 was primarily driven by approximately $300 million of net tax benefit recorded during the second quarter of 2024 in connection with our establishment of a global technology and innovation center in Switzerland as well as foreign currency and the global mix of earnings. Refer to Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information of the prior year benefit.
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
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15% implemented via a top-up tax. The impacts of Pillar Two legislation were not material to the three and six months ended June 30, 2025. We will continue to evaluate the impact of the Pillar Two Framework as legislative changes are enacted and additional guidance becomes available.
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
Subsequent Event
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law in the United States ("U.S."). The Act includes multiple changes to U.S. tax legislation with various effective dates beginning in 2025. These changes include provisions related to the limitation of business interest expense, the international tax framework, and other elements of U.S. tax law. We are evaluating the income tax implications of the Act to our consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,117.4 million and $3,223.6 million and the carrying amount is $4,163.3 million and $3,365.3 million as of June 30, 2025 and December 31, 2024, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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

As of June 30, 2025, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $25.4 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2026. At June 30, 2025, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $799.8 million.
At June 30, 2025, we had no outstanding interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of June 30, 2025, there was a remaining net after-tax loss of $25.3 million in AOCI related to these settlements.
As of June 30, 2025, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2025, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $25.3 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending June 30, 2026 if spot rates in the future are consistent with forward rates as of June 30, 2025. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,617.7 million at June 30, 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2025
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$1.0	$2.7	$3.7	$(3.7)	$—
Total derivative assets (1)	$1.0	$2.7	$3.7	$(3.7)	$—

Foreign exchange contracts	$(36.9)	$(16.1)	$(53.0)	$3.7	$(49.3)
Total derivative liabilities (2)	$(36.9)	$(16.1)	$(53.0)	$3.7	$(49.3)

Net derivative assets (liabilities)	$(35.9)	$(13.4)	$(49.3)	$—	$(49.3)

	December 31, 2024
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$25.0	$22.0	$47.0	$(12.9)	$34.1
Total derivative assets (1)	$25.0	$22.0	$47.0	$(12.9)	$34.1

Foreign exchange contracts	$(8.3)	$(4.6)	$(12.9)	$12.9	$—
Total derivative liabilities (2)	$(8.3)	$(4.6)	$(12.9)	$12.9	$—

Net derivative assets (liabilities)	$16.7	$17.4	$34.1	$—	$34.1
______________
(1)    Balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Balance is included in "Accrued and other liabilities" in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended June 30,
(in Millions)	2025	2024	2025	2024	2025	2024
Unrealized hedging gains (losses) and other, net of tax	$(20.0)	$17.4	$—	$—	$(20.0)	$17.4
Reclassification of deferred hedging (gains) losses, net of tax (1)	(4.9)	1.0	0.4	0.4	(4.5)	1.4
Total derivative instrument impact on comprehensive income, net of tax	$(24.9)	$18.4	$0.4	$0.4	$(24.5)	$18.8

	Contracts
	Foreign Exchange		Interest rate		Total
	Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024	2025	2024
Unrealized hedging gains (losses) and other, net of tax	$(36.7)	$21.1	$—	$—	$(36.7)	$21.1
Reclassification of deferred hedging (gains) losses, net of tax (1)	(1.9)	0.3	0.7	0.8	(1.2)	1.1
Total derivative instrument impact on comprehensive income, net of tax	$(38.6)	$21.4	$0.7	$0.8	$(37.9)	$22.2
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Foreign exchange contracts	$(15.4)	$3.1	$(15.5)	$(13.0)
Total	$(15.4)	$3.1	$(15.5)	$(13.0)
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

(in Millions)	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Other (2) (3) (4)	89.5	51.3	—	38.2
Total assets	$89.5	$51.3	$—	$38.2

Liabilities
Derivatives – Foreign exchange (1)	$49.3	$—	$49.3	$—
Other (2)	21.8	21.8	—	—
Total liabilities	$71.1	$21.8	$49.3	$—

(in Millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$34.1	$—	$34.1	$—
Other (2) (3) (4)	120.1	84.1	—	36.0
Total assets	$154.2	$84.1	$34.1	$36.0

Liabilities
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Other (2)	23.2	23.2	—	—
Total liabilities	$23.2	$23.2	$—	$—
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2025. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$61.5
Other debt guarantees (2)	63.8
Total	$125.3
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
FMC's outstanding obligations confirmed as valid under the SCF were $200.5 million and $227.4 million as of June 30, 2025 and December 31, 2024, respectively.
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 19 to our consolidated financial statements included within our 2024 Form 10-K. There have been no significant updates since the information included in our 2024 Form 10-K.
Derivative Litigation On January 23, 2025, and June 2, 2025, purported FMC shareholders filed derivative actions on behalf of FMC in the E.D.P.A., both alleging, among other things, that certain current and former FMC officers and directors breached their fiduciary duties to FMC, and engaged in other purported misconduct, based on the same purported misstatements and omissions alleged in the Consolidated Securities Class Action disclosed in Note 19 to the consolidated financial statements of our 2024 Form 10-K (the "Consolidated Securities Class Action"). These cases have been consolidated with the caption In re FMC Corporation Derivative Litigation, 2:25-cv-00404-KNS (E.D.P.A.), and have been stayed pending the result of the defendants’ pending motion to dismiss in the Consolidated Securities Class Action.
On May 29, 2025, and June 16, 2025, purported FMC shareholders filed derivative actions on behalf of FMC in the E.D.P.A., both alleging, among other things, that certain current and former FMC officers and directors breached their fiduciary duties to FMC, and engaged in other purported misconduct, based on the same purported misstatements and omissions alleged in the Mohammed and Macomb County Actions disclosed in Note 19 to the consolidated financial statements of our 2024 Form 10-K (the "Mohammed and Macomb County Actions"). These cases have been consolidated with the caption In re FMC Corporation Stockholder Derivative Litigation, 2:25-cv-03077-GAW (E.D.P.A.), and it is expected that the consolidated case will be stayed pending the result of defendants’ anticipated motion to dismiss in the Mohammed and Macomb County Actions.
On July 9, 2025, a purported FMC shareholder filed a derivative action on behalf of FMC in the E.D.P.A. captioned Beard v. Douglas, et al., 2:25-cv-03512-KNS (E.D.P.A.). The derivative complaint alleges, among other things, that certain current and former FMC officers and directors breached their fiduciary duties to FMC, and engaged in other purported misconduct, based on the same purported misstatements and omissions alleged in the Consolidated Securities Class Action and the Mohammed and Macomb County Actions. This matter is at a very preliminary stage.
On July 16, 2025, a purported FMC shareholder filed a derivative action on behalf of FMC in the United States District Court for the District of Delaware (“D. Del.”) captioned Fallarino v. Douglas, et al., 1:25-cv-00884-CFC (D. Del.). The derivative complaint alleges, among other things, that certain current and former FMC officers and directors breached their fiduciary duties to FMC, and engaged in other purported misconduct, based on the same purported misstatements and omissions alleged in the Mohammed and Macomb County Actions. This matter is at a very preliminary stage.

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
Second Quarter 2025 Highlights
The following items are the more significant developments or financial highlights in our business during the three months ended June 30, 2025 compared to the three months ended June 30, 2024:
•Revenue of $1,050.5 million for the three months ended June 30, 2025 increased $12.1 million, or approximately 1 percent, versus the prior year period primarily driven by volume growth as we believe customers in most countries have reached target channel inventory levels for FMC products. Volume growth was partially offset by a decline in pricing, over half of which was attributed to price adjustments on certain "cost-plus" contracts with specific diamide partners as a result of lower manufacturing costs. On a regional basis, sales in Europe, Middle East and Africa increased approximately 29 percent, sales in Latin America increased approximately 1 percent, sales in North America decreased by approximately 5 percent, and sales in Asia decreased approximately 17 percent. A more detailed review of revenue is discussed under the section titled "Results of Operations".
•Our gross margin of $406.3 million increased versus the prior year quarter by $8.2 million primarily as a result of cost improvement partially offset by lower pricing during the period. Gross margin as a percent of revenue of approximately 39 percent increased compared to approximately 38 percent in the prior year period.
•Selling, general and administrative expenses increased from $164.8 million to $176.8 million, or approximately 7 percent versus the prior year period to support investment in new products as well as additional sales force in Brazil. Research and development expenses of $66.4 million decreased $9.5 million or 13 percent, compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
•Net income attributable to FMC stockholders of $66.7 million decreased $228.4 million from net income of $295.1 million in the prior year period. In the second quarter of 2024, we recorded a net tax benefit of approximately $300 million as a result of changes to our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland. In comparison, we recorded a $14.4 million provision for income taxes during the second quarter of 2025. The change in the provision for income taxes as well as increased selling, general and administrative spending contributed to the decrease in net income during the period. Favorability in cost of goods sold as well as lower research and development costs and restructuring costs partially offset the decrease in net income during the second quarter. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $86.7 million increased compared to the prior year amount of $79.1 million or approximately 10 percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
Other Highlights
•In July 2025, the Board of Directors approved a plan to divest from the Company’s commercial business in India in response to ongoing commercial challenges in the country. FMC plans to continue to actively participate in the India market through a supply agreement with the eventual buyer of the business for its patented and data-protected portfolio, ranging from new diamide technologies to active ingredients and biologicals. The Company will continue its active ingredients manufacturing operations in India. The sale process is underway and is expected to conclude within the next twelve months. Therefore, we plan to classify the assets related to this business as held for sale beginning in the third quarter of 2025. The business does not qualify for recognition as discontinued operations and will continue to be presented in the Company’s reported results until a transaction is completed.

2025 Outlook Update
The India commercial business will be classified as held for sale beginning in the third quarter. While revenue generated by the India commercial business will be included in reported revenue, revenue guidance for the company will exclude India. We expect 2025 revenue excluding India(1) to be in the range of approximately $4.08 billion to $4.28 billion, down 2 percent at the midpoint versus 2024. Volume is expected to improve due to increases in growth platforms. Price is expected to decline in the mid-single digits largely driven by certain contract adjustments to diamide partners to account for lower manufacturing costs. Foreign currency impacts are expected to be a flat to low-single digit headwind. Expected earnings of the India business are excluded for adjusted EBITDA(1) and adjusted EPS(1) guidance. We expect adjusted EBITDA(1) of $870 million to $950 million, an increase of 1 percent at the midpoint versus 2024 results. Favorable costs and a modest volume gain are expected to be mostly offset by lower price and foreign currency headwinds. 2025 adjusted earnings are expected to be in the range of $3.26 to $3.70 per diluted share(1), essentially flat at the midpoint versus 2024. The estimate for adjusted earnings excludes any impact from potential share repurchases. For cash flow outlook, refer to the liquidity and capital resources section below.
(1)Although we provide forecasts for adjusted earnings per share, adjusted EBITDA and free cash flow (Non-GAAP financial measures), we are not able to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Certain elements of the composition of the U.S. GAAP amounts are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided. Starting with the third quarter 2025 guidance, we provide forecasts for revenue excluding India (non-GAAP financial measure). We are not able to forecast the GAAP revenue due to potential actions we may take during the held for sale period to prepare the business for a potential buyer and other uncertainties, including customer reaction to the announcement of our intention to sell our India commercial business. For all outlooks provided, variances are calculated versus 2024 results which include India.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in Millions)	(unaudited)		(unaudited)
Revenue	$1,050.5	$1,038.4	$1,841.9	$1,956.4
Costs and Expenses
Costs of sales and services	644.2	640.3	1,118.9	1,218.6
Gross margin	$406.3	$398.1	$723.0	$737.8
Selling, general and administrative expenses	176.8	164.8	348.8	328.7
Research and development expenses	66.4	75.9	135.1	136.8
Restructuring and other charges (income)	36.7	95.1	54.5	136.0
Total costs and expenses	$924.1	$976.1	$1,657.3	$1,820.1
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes(1)	$126.4	$62.3	$184.6	$136.3
Non-operating pension, postretirement and other charges (income)	6.6	4.2	9.8	8.5
Income from continuing operations before interest expense, net and income taxes	$119.8	$58.1	$174.8	$127.8
Interest expense, net	61.0	63.6	111.1	125.3
Income (loss) from continuing operations before income taxes	$58.8	$(5.5)	$63.7	$2.5
Provision (benefit) for income taxes	14.4	(303.5)	27.9	(304.9)
Income (loss) from continuing operations	$44.4	$298.0	$35.8	$307.4
Discontinued operations, net of income taxes	23.4	(2.8)	16.4	(15.3)
Net income (loss) (GAAP)	$67.8	$295.2	$52.2	$292.1
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$36.7	$95.1	$54.5	$136.0
Non-operating pension, postretirement and other charges (income)(4)	6.6	4.2	9.8	8.5
Discontinued operations, net of income taxes	(23.4)	2.8	(16.4)	15.3
Interest expense, net	61.0	63.6	111.1	125.3
Depreciation and amortization	43.4	44.3	87.1	90.0
Provision (benefit) for income taxes	14.4	(303.5)	27.9	(304.9)
Adjusted EBITDA (Non-GAAP)(2)	$206.5	$201.7	$326.2	$362.3
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income) and depreciation and amortization expense.
(3)See Note 8 for details of restructuring and other charges (income).
(4)Our non-operating pension, postretirement and other charges (income) includes those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our operating results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our operating results noted above. These elements reflect the current year operating costs to our business for the employment benefits provided to active employees. The three and six months ended June 30, 2025 also includes other charges of $3.3 million incurred as a make-whole premium in connection with the early redemption of $500 million of the Senior Notes due May 18, 2026.

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$66.7	$295.1	$51.2	$292.4
Corporate special charges (income), pre-tax (1)	43.3	99.3	64.3	144.5
Income tax expense (benefit) on Corporate special charges (income) (2)	(6.8)	(13.8)	(11.2)	(23.4)
Corporate special charges (income), net of income taxes	$36.5	$85.5	$53.1	$121.1
Discontinued operations attributable to FMC Stockholders, net of income taxes	(23.4)	2.8	(16.4)	15.3
Non-GAAP tax adjustments (3)	6.9	(304.3)	21.2	(304.3)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$86.7	$79.1	$109.1	$124.5
____________________
(1)Represents restructuring and other charges (income), and non-operating pension, postretirement and other charges (income).
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

ORGANIC REVENUE GROWTH RECONCILIATION

	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Total Revenue Change (GAAP)	1%	(6)%
Less: Foreign Currency Impact	(1)%	(2)%
Organic Revenue Change (Non-GAAP)	2%	(4)%

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

	Twelve Months Ended
	June 30, 2025
Net income (loss) attributable to FMC stockholders (GAAP)	$99.9
Interest expense, net, net of income taxes	195.2
Corporate special charges (income)	157.8
Income tax expense (benefit) on Corporate special charges (income)	(24.9)
Discontinued operations attributable to FMC stockholders, net of income taxes	30.1
Tax adjustments	158.0
ROIC numerator (Non-GAAP)	$616.1

	June 30, 2025	June 30, 2024
Total debt	$4,163.3	$4,179.1
Total FMC stockholders’ equity	4,397.0	4,559.4
Total debt and FMC stockholders' equity (GAAP)	$8,560.3	$8,738.5
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$8,649.4
ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	1.15%
Adjusted ROIC (using Non-GAAP numerator)	7.12%
Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted. In certain instances, parts included in the variance explanations in the discussion below may not sum to the total variance for the financial statement line item due to rounding.
Revenue
Three Months Ended June 30, 2025 vs. 2024
Revenue of $1,050.5 million increased $12.1 million, or approximately 1 percent, versus the prior year period primarily due an increase in volumes of 6 percent as a result of customers in most countries appear to have reached target channel inventory levels for FMC products. The volume improvement was partially offset by a price decline of 3 percent, over half of which was attributed to price adjustments on certain "cost-plus" contracts with specific diamide partners as a result of lower manufacturing costs. Foreign currency was a headwind of approximately 1 percent during the period.
Six Months Ended June 30, 2025 vs. 2024
Revenue of $1,841.9 million decreased $114.5 million, or approximately 6 percent, versus the prior year period primarily as a result a 6 percent decline in pricing due to adjustments on certain "cost-plus" contracts with specific diamide partners. Higher volumes resulted in an increase of 2 percent versus the prior year period as customers in most countries have appeared to recover to target channel inventory levels. Foreign currency headwinds of approximately 2 percent offset the improvement in volumes during the period.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
North America	$320.9	$338.8	$507.3	$597.9
Latin America	310.4	307.2	517.2	495.2
Europe, Middle East & Africa (EMEA)	260.4	201.2	533.2	508.0
Asia	158.8	191.2	284.2	355.3
Total Revenue	$1,050.5	$1,038.4	$1,841.9	$1,956.4
Three Months Ended June 30, 2025 vs. 2024
North America: Revenue decreased approximately 5 percent year-over-year as solid branded growth in the U.S. was more than offset by lower volume from expected destocking in Canada.
Latin America: Revenue increased approximately 1 percent versus the second quarter of 2024 (up 5 percent organically) aided by solid growth of new active ingredients fluindapyr and Isoflex™ active.
EMEA: Revenue increased approximately 29 percent (up 27 percent organically) compared to the prior year period driven by strong volume gains particularly for herbicides, diamide partners, and branded Cyazypyr® products.
Asia: Revenue decreased approximately 17 percent (down 15 percent organically) year-over-year due to lower pricing as well as reduced volume driven by ongoing destocking activity in India.
Six Months Ended June 30, 2025 vs. 2024
North America: Revenue decreased approximately 15 percent year-over-year (down 14 percent organically) driven by lower volumes from customers in the U.S. delaying purchases during the first quarter and expected destocking in Canada during the second quarter. Solid branded growth in the U.S. partially offset the impact of lower volumes.
Latin America: Revenue increased approximately 4 percent versus the second quarter of 2024 (up 9 percent organically) primarily due to continued improvement in volumes including direct sales to cotton growers in Brazil and new active ingredients fluindapyr and Isoflex™ active.
EMEA: Revenue increased approximately 5 percent (up 7 percent organically) driven by strong volume gains in the second quarter particularly for herbicides, diamide partners, and branded Cyazypyr® products.
Asia: Revenue decreased approximately 20 percent (down 18 percent organically) year-over-year due to lower pricing as well as reduced volume driven by ongoing destocking activity, particularly in India.
Gross margin
Three Months Ended June 30, 2025 vs. 2024
Gross margin of $406.3 million increased by $8.2 million, or approximately 2 percent versus the prior year period primarily due to cost improvement that resulted in a 20 percent increase partially offset by lower pricing, which resulted in a 9 percent decrease. The gross margin increase was also offset by a slight decrease of 1 percent due to unfavorable product mix within our core portfolio and a 7 percent foreign currency headwind during the period. Gross margin percent of approximately 39 percent increased compared to approximately 38 percent in the prior year period.
Six Months Ended June 30, 2025 vs. 2024
Gross margin of $723.0 million decreased by $14.8 million, or approximately 2 percent versus the prior year period. Cost improvement of 23 percent was more than offset by a 15 percent decrease due to lower pricing as well as a 2 percent decrease caused by lower volumes, primarily in the first quarter. Foreign currency headwinds during the period caused an 8 percent decrease as well. Gross margin percent of approximately 39 percent increased compared to approximately 38 percent in the prior year period.

Selling, general and administrative expenses
Three Months Ended June 30, 2025 vs. 2024
Selling, general and administrative expenses of $176.8 million increased by $12.0 million, or 7 percent, versus the prior year period primarily as a result of investment to support new products as well as additional sales force in Brazil.
Six Months Ended June 30, 2025 vs. 2024
Selling, general and administrative expenses of 348.8 million increased by 20.1 million, or 6 percent, versus the prior year period. The increase in selling, general and administrative expenses is primarily the result of investment to support new products as well as additional sales force in Brazil.
Research and development expenses
Three Months Ended June 30, 2025 vs. 2024
Research and development expenses of $66.4 million decreased by $9.5 million or 13 percent compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
Six Months Ended June 30, 2025 vs. 2024
Research and development expenses of $135.1 million decreased by $1.7 million or 1 percent compared to the previous year.
Depreciation and amortization
Three Months Ended June 30, 2025 vs. 2024
Depreciation and amortization of $43.4 million decreased by $0.9 million or 2 percent as compared to the prior year period of $44.3 million.
Six Months Ended June 30, 2025 vs. 2024
Depreciation and amortization of $87.1 million decreased by $2.9 million or 3 percent as compared to the prior year period of $90.0 million. The decrease was the result of the write off of certain assets during 2024 as part of our Project Focus restructuring initiative.
Interest expense, net
Three Months Ended June 30, 2025 vs. 2024
Interest expense, net of $61.0 million decreased by $2.6 million or 4 percent compared to the prior year period of $63.6 million primarily driven by lower domestic short-term balances and rates, which resulted in a decrease of approximately $6.0 million. The decrease was partially offset by an increase of $3.1 million driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025 as well as an increase of $0.3 million driven by higher interest rates and debt balances in our foreign portfolio.
Six Months Ended June 30, 2025 vs. 2024
Interest expense, net of 111.1 million decreased by $14.2 million or 11 percent compared to the prior year period of 125.3 million. The decrease was primarily driven by lower domestic short-term balances and rates, which decreased interest expense by approximately $16.9 million as well as a decrease of approximately $0.4 million driven by lower interest rates and debt balances in our foreign portfolio. This was partially offset by an increase of $3.1 million driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2025	2024	2025	2024
Restructuring charges	$13.0	$83.8	$26.6	$117.5
Other charges (income), net	23.7	11.3	27.9	18.5
Total restructuring and other charges (income)	$36.7	$95.1	$54.5	$136.0
Three Months Ended June 30, 2025 vs. 2024
Restructuring and other charges (income) primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $4.9 million of professional service provider costs and other miscellaneous charges associated with the project, $5.4 million of severance and employee separation costs, and accelerated depreciation of $2.5 million on assets identified for disposal in connection with the restructuring initiative. In connection with the restructuring initiative, the Company expects to incur pre-tax restructuring charges in the range of approximately $375 million to $425 million, inclusive of charges incurred beginning in 2023 through June 30, 2025. The estimate for total Project Focus charges, which is subject to future changes, includes severance and related benefit costs in the range of $90 to $100 million, asset write-off and contract abandonment charges of approximately $250 to $270 million, and other costs of $35 to $55 million. We have implemented substantially all the activities associated with the plan and expect the plan to be complete by the end of 2025. However, we may incur additional asset write-off charges and other exit and disposal costs should additional activities be implemented under the restructuring program. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance. During the three months ended June 30, 2025, we also recorded charges of $0.2 million for miscellaneous activity related to previously implemented restructuring initiatives.
Restructuring and other charges (income) during 2024 primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $53.3 million of non-cash asset write-off charges resulting from the contract termination with one of our third-party manufacturers, $18.6 million of severance and employee separation costs, including costs associated with the CEO transition, $6.5 million of professional service provider costs and other miscellaneous charges, and accelerated depreciation of $5.9 million on assets identified for disposal. During the three months ended June 30, 2024, we also recognized income of $0.5 million related to previously implemented restructuring initiatives.
Other charges (income) of $23.7 million is comprised of $7.4 million of charges associated with our environmental sites, a charge of $11.9 million due to changes in our estimate for Furadan ® disposal costs at our Middleport site, and $4.4 million of other miscellaneous charges.
Other charges (income) net in 2024 were $11.3 million is comprised of $5.7 million of charges associated with our environmental sites, and $5.6 million of other miscellaneous charges.
Six Months Ended June 30, 2025 vs. 2024
Restructuring and other charges (income) primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $11.5 million of professional service provider costs and other miscellaneous charges associated with the project, $9.6 million of severance and employee separation costs, and accelerated depreciation of $5.6 million on assets identified for disposal in connection with the restructuring initiative. During the six months ended June 30, 2025, we also recognized income of $0.1 million for miscellaneous activity related to previously implemented restructuring initiatives.
Restructuring and other charges (income) during 2024 primarily consists of charges incurred in connection with the initiative consist of $53.3 million of non-cash asset write off charges resulting from the contract termination with one of our third-party manufacturers, $37.5 million of severance and employee separation costs, including costs associated with the CEO transition, $18.7 million of professional service provider costs and other miscellaneous charges, and accelerated depreciation of $8.2 million on assets identified for disposal. During the months ended June 30, 2024, we also recognized income of $0.2 million related to previously implemented restructuring initiatives.

Other charges (income) of $27.9 million is comprised of $10.9 million of charges associated with our environmental sites, a charge of $11.9 million due to changes in our estimate for Furadan ® disposal costs at our Middleport site, and $5.1 million of other miscellaneous charges.
Other charges (income) during 2024 of $18.5 million is comprised of $9.0 million of charges associated with our environmental sites and $9.5 million of other miscellaneous charges.
Non-operating pension, postretirement and other charges (income)
Three Months Ended June 30, 2025 vs. 2024
Charges for the three months ended June 30, 2025 were $6.6 million compared to $4.2 million for the three months ended June 30, 2024. The increase is primarily attributed to the addition of other charges of $3.3 million incurred as a make-whole premium in connection with the early redemption of $500 million of the Senior Notes due May 18, 2026.
Six Months Ended June 30, 2025 vs. 2024
Charges for the six months ended June 30, 2025 were $9.8 million compared to $8.5 million for the three months ended June 30, 2024. The increase is primarily attributed to the addition of other charges of $3.3 million incurred as a make-whole premium in connection with the early redemption of $500 million of the Senior Notes due May 18, 2026.
Provision for income taxes
Three Months Ended June 30, 2025 vs. 2024
The provision for income taxes for the three months ended June 30, 2025 was $14.4 million resulting in an effective tax rate of 24.5 percent. The benefit for income taxes for the three months ended June 30, 2024 was $303.5 million resulting in an effective tax rate of 5,518.2 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by the factors shown in the table below as well as global mix of earnings.

	Three Months Ended June 30,
	2025			2024
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$58.8	$14.4	24.5%	$(5.5)	$(303.5)	5,518.2%
Corporate special charges (income)	43.3	6.8		99.3	13.8
Net impact of Switzerland tax incentives(1,2)	—	(10.5)		—	300.0
Foreign currency and other discrete items(1)	—	3.6		—	4.3
Non-GAAP - Continuing operations	$102.1	$14.3	14.0%	$93.8	$14.6	15.5%
_______________
(1)    Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
(2)    In connection with the establishment of a global technology and innovation center in Switzerland, we recorded a net tax benefit of approximately $300 million during the second quarter of 2024. Refer to Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information.

Six Months Ended June 30, 2025 vs. 2024
The provision for income taxes for the six months ended June 30, 2025 was $27.9 million resulting in an effective tax rate of 43.8 percent. The benefit for income taxes for the six months ended June 30, 2024 was $304.9 million resulting in an effective tax rate of negative 12,196.0 percent. The change in the effective tax rate from GAAP continuing operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by the factors shown in the table below as well as global mix of earnings.

	Six Months Ended June 30, 2025
	2025			2024
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	63.7	27.9	43.8%	2.5	(304.9)	(12,196.0)%
Corporate special charges (income)	64.3	11.2		144.5	23.4
Revisions to valuation allowances of historical deferred tax assets	—	1.2		—	1.6
Net impact of Switzerland tax incentives(1,2)	—	(13.3)		—	300.0
Foreign currency and other discrete items (1)	—	(9.1)		—	2.7
Non-GAAP - Continuing operations	$128.0	$17.9	14.0%	$147.0	$22.8	15.5%
_______________
(1)     Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
(2)     In connection with the establishment of a global technology and innovation center in Switzerland, we recorded a net tax benefit of approximately $300 million during the second quarter of 2024. Refer to Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information.
Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended June 30, 2025 vs. 2024
Discontinued operations, net of income taxes represented income of $23.4 million for the three months ended June 30, 2025 compared to a loss of $2.8 million for the three months ended June 30, 2024. The income during the three months ended June 30, 2025 was the result of a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases. The activity in the three months ended June 30, 2024 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations.
Six Months Ended June 30, 2025 vs. 2024
Discontinued operations, net of income taxes represented income of $16.4 million for the six months ended June 30, 2025 compared to a loss of $15.3 million for the six months ended June 30, 2024. The income during the three months ended June 30, 2025 was the result of a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases. The activity in the three months ended June 30, 2024 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations.
Net income (loss)
Three Months Ended June 30, 2025 vs. 2024
The net income recognized during the period was $67.8 million as compared to net income of $295.2 million in the prior year period. In the second quarter of 2024, we recorded a net tax benefit of approximately $300 million as a result of changes to our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland. In comparison, we recorded a $14.4 million provision for income taxes during the second quarter of 2025. The change in the provision for income taxes as well as increased selling, general and administrative spending contributed to the decrease in net income during the period. Favorability in cost of goods sold as well as lower research and development costs and restructuring costs partially offset the decrease in net income during the second quarter.

Six Months Ended June 30, 2025 vs. 2024
The net income recognized during the period was $52.2 million as compared to net income of $292.1 million in the prior year period. For the six months ended June 30, 2024, we recorded a net tax benefit of approximately $300 million as a result of changes to our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland. In comparison, we recorded a $27.9 million provision for income taxes during the six months ended June 30, 2025. The change in the provision for income taxes as well as increased selling, general and administrative spending contributed to the decrease in net income during the period. Favorability in cost of goods sold partially offset the decrease in net income during the six months ended June 30, 2025. Additionally, interest expense and restructuring costs were lower by $14.2 million and $81.5 million, respectively, compared to the prior year period.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and six months ended June 30, 2025 and 2024 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended June 30, 2025 vs. 2024
Adjusted EBITDA of $206.5 million increased $4.8 million, or approximately 2 percent versus the prior year period. The increase was due to favorable costs of approximately 34 percent partially offset by a decrease in price impacting adjusted EBITDA by 18 percent. Adjusted EBITDA was also impacted by a 3 percent decrease due to unfavorable product mix within our core portfolio. Foreign exchange headwinds of resulted in a decrease of 11 percent.
Six Months Ended June 30, 2025 vs 2024
Adjusted EBITDA of $326.2 million decreased $36.1 million, or approximately 10 percent versus the prior year period. The decrease was due to unfavorable pricing impacting adjusted EBITDA by 32 percent as well as a 3 percent decrease due to unfavorable product mix within our core portfolio. Costs were a tailwind of 36 percent as favorability in cost of goods sold more than offset increased investment in selling, general and administrative costs and research and development costs. Foreign exchange headwinds resulted in a decrease to adjusted EBITDA of 11 percent.
For 2025, full year Adjusted EBITDA is expected to be in the range of $870 million to $950 million, an increase of 1 percent at the midpoint versus 2024 results. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See note 1 to our 2025 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at June 30, 2025 and December 31, 2024, were $438.2 million and $357.3 million, respectively. Of the cash and cash equivalents balance at June 30, 2025, $401.2 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At June 30, 2025, we had total debt of $4,163.3 million as compared to $3,365.3 million at December 31, 2024. Total debt included $3,270.0 million and $3,027.9 million of long-term debt (excluding current portions of $86.0 million and $76.1 million) at June 30, 2025 and December 31, 2024, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $135.7 million at December 31, 2024 to $201.0 million at June 30, 2025 while outstanding commercial paper increased from $125.6 million at December 31, 2024 to $606.3 million at June 30, 2025. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.
On May 27, 2025, the Company completed the sale of $750.0 million aggregate principal amount of 8.45% Subordinated Notes due November 1, 2055. The Company used the net proceeds from this offering to redeem $500.0 million of the senior notes due May 18, 2026 and for general corporate purposes. The Company paid a make-whole premium of $3.3 million in connection with the early redemption of the senior notes, which is recorded within "Non-operating pension, postretirement and other charges (income)" on the consolidated statement of income (loss). Fees incurred to secure the Subordinated Notes have been deferred and will be amortized over the terms of the arrangement.
As of June 30, 2025, we were in compliance with all of our debt covenants. We remain committed to solid investment grade credit metrics.
Access to credit and future liquidity and funding needs
At June 30, 2025, our remaining borrowing capacity under our credit facility was $1,183.6 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At June 30, 2025, we had $606.3 million commercial paper borrowings under the commercial paper program. At June 30, 2025, the average effective interest rate on the borrowings was 5.2 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(479.1) million and $149.3 million for the six months ended June 30, 2025 and 2024, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2025	2024
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes (GAAP)	$184.6	$136.3
Restructuring and other charges (income) and depreciation and amortization	141.6	226.0
Change in trade receivables, net (1)	(146.3)	(94.8)
Change in guarantees of vendor financing	(24.0)	(5.7)
Change in advance payments from customers (2)	(453.8)	(481.4)
Change in accrued customer rebates (3)	304.5	307.3
Change in inventories (4)	(165.5)	244.1
Change in accounts payable (5)	130.5	108.8
Change in all other operating assets and liabilities (6)	(124.9)	25.3
Restructuring and other spending (7)	(72.9)	(68.2)
Environmental spending, continuing, net of recoveries (8)	(16.2)	(13.6)
Pension and other postretirement benefit contributions (9)	(2.0)	(1.7)
Net interest payments (10)	(108.4)	(125.2)
Tax payments, net of refunds (11)	(126.3)	(107.9)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(479.1)	$149.3
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2025 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the six months ended June 30, 2025, we collected approximately $402.3 million of receivables in Brazil.
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
(5)The 2025 change in cash flows was driven by the timing of payments made to suppliers and vendors. As of June 30, 2025, approximately 98% of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criterion.
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
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the six months ended June 30, 2025 and 2024.
(10)Cash paid for interest, net was lower during 2025 primarily due to lower commercial paper balances outstanding during the comparative periods as well as lower interest rates.
(11)Amounts shown in the chart represent net payments of our continued operations.

Cash provided (required) by operating activities of discontinued operations was $(29.7) million and $(18.9) million for the six months ended June 30, 2025 and 2024, respectively.
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
Cash provided (required) by investing activities of continuing operations was $(51.4) million and $(39.6) million for the six months ended June 30, 2025 and 2024, respectively.
Cash required by investing activities of continuing operations increased during the six months ended June 30, 2025 compared to the same period in the prior year primarily due to timing of payments related to capital expenditures.
Cash provided (required) by financing activities of continuing operations was $628.7 million and $84.7 million for the six months ended June 30, 2025 and 2024, respectively.
Cash provided by financing activities of continuing operations increased during the six months ended June 30, 2025, compared to the same period in the prior year primarily due to the proceeds of $750 million from the Subordinated Notes as well as higher commercial paper balances. The increase was partially offset by the redemption of $500 million of senior notes and financing fees associated with the issuance of the Subordinated Notes. There were no share repurchases during the six months ended June 30, 2025 and 2024 under the publicly announced program.

Free Cash Flow (Non-GAAP)
We define free cash flow, a Non-GAAP financial measure, as all cash inflows and outflows excluding those related to financing activities (such as debt repayments, dividends, and share repurchases) and acquisition related investing activities. Additionally, in 2024, free cash flow excludes the proceeds, net of transaction costs, from the sale of our Global Specialty Solutions ("GSS") business. Therefore, our calculation of free cash flow will almost always result in a lower amount than cash from operating activities from continuing operations, the most directly comparable U.S. GAAP measure. However, the free cash flow measure is consistent with management's assessment of operating cash flow performance and we believe it provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions including cost and equity method investments, and return capital to shareholders through share repurchases and dividends.
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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Six Months Ended June 30,
	2025	2024
Cash provided (required) by operating activities of continuing operations (GAAP)(1)	$(479.1)	$149.3

Capital expenditures(2)	(46.6)	(30.6)
Other investing activities(2)(3)	(0.6)	(7.2)
Capital additions and other investing activities	$(47.2)	$(37.8)

Cash provided (required) by operating activities of discontinued operations(4)	(29.7)	(18.9)

Free cash flow (Non-GAAP)(5)	$(556.0)	$92.6
___________________
(1)Includes cash payments made in connection with our Project Focus transformation program of $70.6 million and $63.5 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(3)Included in the amounts is cash spending associated with contract manufacturers of $2.7 million for the six months ended June 30, 2024.
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

2025 Cash Flow Outlook
Our cash needs for 2025 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2025, our remaining borrowing capacity under our credit facility was $1,183.6 million.
We expect 2025 free cash flow (Non-GAAP) to fall within a range of approximately $200 million and $400 million. The expected decrease in this measure at the midpoint is primarily the result of our expectation of a normalization of working capital after the pronounced correction in 2024. Refer to the note to our "2025 Outlook Update" for further discussion regarding our ability to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP.
Key cash requirements included in cash provided (required) by operating activities of continuing operations
Pension
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
Projected 2025 spending, net of recoveries includes approximately $40 million to $50 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete.
Total projected 2025 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $75 million to $95 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $70 million to $90 million in 2025, which primarily relates to Project Focus activities. As previously noted in the section titled "Results of Operations," we expect to incur approximately $375 million to $425 million of pre-tax restructuring charges in total over the life of the program, which includes $90 to $100 million of non-cash asset write-off charges. We expect cash payments of approximately $150 million to be paid in association with contract abandonment activities executed under the program. The first of these annual payments was paid during the first quarter of 2025, which is included in the restructuring range disclosed above, and the remaining payments will be made over the next several years. The estimate also includes, but is not limited to, costs needed to transition various activities to Switzerland in order to realize the benefits associated with tax incentives awarded to the Company, employee severance and related benefit costs, and consulting and other professional service fees. We have implemented substantially all the activities associated with the plan and expect the plan to be complete by the end of 2025. However, we may incur additional asset write-off charges and other exit and disposal costs should additional activities be implemented under the restructuring program. The Company achieved $165 million in cost benefits in 2024 and the targeted annual run-rate savings is more than $225 million by the end of 2025 from the program once fully implemented, which is expected by the end of 2025.
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
Dividends
During each of the six months ended June 30, 2025 and June 30, 2024, we paid dividends of $145.5 million and $145.2 million, respectively. On July 17, 2025, we paid dividends totaling $72.8 million to our shareholders of record as of June 30, 2025. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2024 can be found within Part II, Item 7 of our 2024 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2025.
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
At June 30, 2025, our financial instrument position was a net liability of $49.3 million compared to a net asset of $34.1 million at December 31, 2024. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2025 and December 31, 2024, with all other variables (including interest rates) held constant. As of June 30, 2025 and December 31, 2024, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2025 and December 31, 2024, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2025	$(49.3)	$(7.7)	$(125.4)

Net asset (liability) position at December 31, 2024	34.1	50.8	(8.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2025 and December 31, 2024, we had no outstanding interest rate swap contracts, and, as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at June 30, 2025, is composed of 81 percent fixed-rate debt and 19 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2025, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.0 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $4.0 million for the six months ended June 30, 2025.

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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2024 Form 10-K, see Notes 11 and 18 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2025	3,909	$39.77	—	$—	$825,000,142
May 2025	35	42.15	—	—	825,000,142
June 2025	53	42.73	—	—	825,000,142
Total Q2 2025	3,997	$39.83	—	$—	$825,000,142
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares until December 31, 2027, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2025. At June 30, 2025, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
On May 16, 2025, Jacqueline Scanlan, Executive Vice President and Chief Human Resources Officer, (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), terminated a trading plan adopted on August 12, 2024 (the "2024 Plan"), intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

On May 19, 2025, Ms. Scanlan adopted a trading plan (the “2025 Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The 2025 Plan provides for the sale of up to 8,300 shares. The Plan will terminate on the earlier of (i) May 1, 2026, (ii) the execution of all trades contemplated by the Plan, or (iii) the valid exercise of termination rights under the Plan by either Ms. Scanlan or the broker of the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933 during the three months ended June 30, 2025.
ITEM 6.    EXHIBITS

*4.1	Subordinated Indenture, dated as of May 27, 2025, between FMC Corporation and U.S. Bank Trust Company, National Association (Exhibit 4.1 to the Current Report on the Form 8-K filed on May 28, 2025)

*4.2
First Supplemental Indenture, dated as of May 27, 2025, between FMC Corporation and U.S. Bank Trust Company, National Association including the Form of the 8.450% Fixed-to-Fixed Reset Rate Subordinated Notes due 2055 (Exhibit 4.2 to the Current Report on the Form 8-K filed on May 28, 2025)

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
Date: July 31, 2025