Form 10-Q
period 2025-09-30
FMC CORP
filed 2025-10-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of September 30, 2025, there were 124,920,067 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$542.2	$1,065.4	$2,384.1	$3,021.8
Costs and Expenses
Costs of sales and services	413.3	679.0	1,532.2	1,897.6
Gross margin	$128.9	$386.4	$851.9	$1,124.2
Selling, general and administrative expenses	167.4	159.2	516.2	487.9
Research and development expenses	63.3	69.0	198.4	205.8
Restructuring and other charges (income)	294.5	22.6	349.0	158.6
Total costs and expenses	$938.5	$929.8	$2,595.8	$2,749.9
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	$(396.3)	$135.6	$(211.7)	$271.9
Non-operating pension, postretirement and other charges (income)	5.6	4.4	15.4	12.9
Interest expense, net	64.1	58.7	175.2	184.0
Income (loss) from continuing operations before income taxes	$(466.0)	$72.5	$(402.3)	$75.0
Provision (benefit) for income taxes	82.2	6.0	110.1	(298.9)
Income (loss) from continuing operations	$(548.2)	$66.5	$(512.4)	$373.9
Discontinued operations, net of income taxes	(20.4)	(0.9)	(4.0)	(16.2)
Net income (loss)	$(568.6)	$65.6	$(516.4)	$357.7
Less: Net income (loss) attributable to noncontrolling interests	0.7	0.6	1.7	0.3
Net income (loss) attributable to FMC stockholders	$(569.3)	$65.0	$(518.1)	$357.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(548.9)	$65.9	$(514.1)	$373.6
Discontinued operations, net of income taxes	(20.4)	(0.9)	(4.0)	(16.2)
Net income (loss) attributable to FMC stockholders	$(569.3)	$65.0	$(518.1)	$357.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(4.36)	$0.53	$(4.08)	$2.98
Discontinued operations	(0.16)	(0.01)	(0.03)	(0.13)
Net income (loss) attributable to FMC stockholders	$(4.52)	$0.52	$(4.11)	$2.85
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(4.36)	$0.53	$(4.08)	$2.98
Discontinued operations	(0.16)	(0.01)	(0.03)	(0.13)
Net income (loss) attributable to FMC stockholders	$(4.52)	$0.52	$(4.11)	$2.85
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in Millions)	(unaudited)		(unaudited)
Net income (loss)	$(568.6)	$65.6	$(516.4)	$357.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$0.7	$54.1	$41.0	$8.2
Total foreign currency adjustments (1)	$0.7	$54.1	$41.0	$8.2
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax benefit (expense) of $(9.3) and $2.5 for the three and nine months ended September 30, 2025, respectively, and $5.9 and $0.4 for the three and nine ended September 30, 2024, respectively	$28.7	$(10.2)	$(8.0)	$10.9
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax expense (benefit) of $8.8 and $9.9 for the three and nine months ended September 30, 2025, respectively, and $(2.5) and $(3.2) for the three and nine ended September 30, 2024, respectively (2)	(19.0)	5.5	(20.2)	6.6
Total derivative instruments, net of tax benefit (expense) of $(0.5) and $12.4 for the three and nine months ended September 30, 2025, respectively, and $3.4 and $(2.8) for the three and nine months ended September 30, 2024, respectively	$9.7	$(4.7)	$(28.2)	$17.5
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax benefit (expense) of zero for each of the three and nine months ended September 30, 2025 and September 30, 2024	$—	$—	$—	$(0.2)
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax expense (benefit) of $(0.7) and $(1.9) for the three and nine months ended September 30, 2025, respectively, and $(0.7) and $(2.0) for the three and nine months ended September 30, 2024, respectively (2)	2.2	2.6	7.4	7.8
Total pension and other postretirement benefits, net of tax benefit (expense) of $(0.7) and $(1.9) for the three and nine months ended September 30, 2025, respectively, and $(0.7) and $(2.0) for the three and nine months ended September 30, 2024, respectively	$2.2	$2.6	$7.4	$7.6
Other comprehensive income (loss), net of tax	$12.6	$52.0	$20.2	$33.3
Comprehensive income (loss)	$(556.0)	$117.6	$(496.2)	$391.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.9	1.7	2.6	0.5
Comprehensive income (loss) attributable to FMC stockholders	$(556.9)	$115.9	$(498.8)	$390.5
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$497.7	$357.3
Trade receivables, net of allowance of $42.2 in 2025 and $39.4 in 2024	2,330.1	2,903.2
Inventories	1,375.9	1,201.6
Prepaid and other current assets	537.1	496.2
Assets held for sale	826.5	—
Total current assets	$5,567.3	$4,958.3
Investments	22.7	25.6
Property, plant and equipment, net	855.4	849.7
Goodwill	1,359.3	1,507.0
Other intangibles, net	2,379.8	2,360.7
Other assets including long-term receivables, net	437.6	428.2
Deferred income taxes	1,456.7	1,523.8
Total assets	$12,078.8	$11,653.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,271.7	$337.4
Accounts payable, trade and other	733.6	768.5
Advance payments from customers	—	453.8
Accrued and other liabilities	718.3	755.2
Accrued customer rebates	766.9	489.9
Guarantees of vendor financing	42.7	85.5
Accrued pension and other postretirement benefits, current	3.0	6.4
Income taxes	77.9	122.5
Liabilities held for sale	376.5	—
Total current liabilities	$3,990.6	$3,019.2
Long-term debt, less current portion	3,270.5	3,027.9
Accrued pension and other postretirement benefits, long-term	22.0	19.4
Environmental liabilities, continuing and discontinued	514.1	521.3
Deferred income taxes	92.4	86.0
Other long-term liabilities	388.4	470.7
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2025 or 2024	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2025 and 2024; 185,983,792 shares issued in 2025 and 2024	18.6	18.6
Capital in excess of par value of common stock	966.2	966.5
Retained earnings	5,900.9	6,637.5
Accumulated other comprehensive income (loss)	(391.3)	(410.6)
Treasury stock, common, at cost - 2025: 61,063,725 shares, 2024: 61,142,890 shares	(2,720.6)	(2,724.5)
Total FMC stockholders’ equity	$3,773.8	$4,487.5
Noncontrolling interests	27.0	21.3
Total equity	$3,800.8	$4,508.8
Total liabilities and equity	$12,078.8	$11,653.3
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(516.4)	$357.7
Discontinued operations, net of income taxes	4.0	16.2
Income (loss) from continuing operations	$(512.4)	$373.9
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$130.5	$133.2
Restructuring and other charges (income)	349.0	158.6
Non-cash commercial actions for India held for sale business	282.2	—
Deferred income taxes	106.1	(376.4)
Pension and other postretirement benefits	10.7	14.5
Share-based compensation	17.9	18.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(311.6)	(269.9)
Guarantees of vendor financing	(42.8)	8.3
Advance payments from customers	(453.8)	(481.8)
Accrued customer rebates	342.5	363.5
Inventories	(146.6)	301.3
Accounts payable, trade and other	(28.2)	206.0
Income taxes	(135.4)	(71.9)
Pension and other postretirement benefit contributions	(2.7)	(2.3)
Environmental spending, continuing, net of recoveries	(23.8)	(22.3)
Restructuring and other spending (1)	(81.0)	(102.5)
Change in other operating assets and liabilities, net (2)	(163.9)	58.5
Cash provided (required) by operating activities of continuing operations	$(663.3)	$308.8
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(29.4)	$(32.6)
Other discontinued spending (3)	(24.3)	(4.6)
Cash provided (required) by operating activities of discontinued operations	$(53.7)	$(37.2)
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
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2025	2024
(in Millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(70.3)	$(46.3)
Acquisitions, including cost and equity method, net	(2.1)	(4.4)
Proceeds from (disbursements for) the sale of the GSS business	(10.8)	—
Other investing activities	(1.2)	(5.2)
Cash provided (required) by investing activities of continuing operations	$(84.4)	$(55.9)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$930.3	$119.1
Financing fees and premiums (4)	(14.6)	—
Repayments of long-term debt	(500.1)	—
Proceeds from borrowing of long-term debt	750.0	—
Acquisitions of noncontrolling interests	(8.6)	—
Distributions to noncontrolling interests	(5.0)	(0.7)
Issuances of common stock, net	0.2	0.2
Dividends paid (5)	(218.4)	(217.9)
Other repurchases of common stock	(1.7)	(2.2)
Cash provided (required) by financing activities of continuing operations	$932.1	$(101.5)
Effect of exchange rate changes on cash and cash equivalents	9.7	0.1
Increase (decrease) in cash and cash equivalents	$140.4	$114.3
Cash and cash equivalents, beginning of period	$357.3	$302.4
Cash and cash equivalents, end of period	$497.7	$416.7
____________________
(4)See Note 9 for more information on the make-whole premium paid in connection with the early redemption of certain debt instruments.
(5)See Note 13 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $130.0 million and $149.6 million, and income taxes paid, net of refunds were $156.3 million and $137.1 million for the nine months ended September 30, 2025 and 2024, respectively. Non-cash additions to property, plant and equipment and other assets were $16.1 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively. Non-cash investing activities include a $10.9 million and $11.4 million investment representing the deferred purchase price in a trade receivables securitization program for the nine months ended September 30, 2025 and 2024, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(15.5)	—	—	(0.1)	(15.6)
Stock compensation plans	—	2.9	—	—	1.6	—	4.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(13.4)	—	—	(13.4)
Foreign currency translation adjustments (1)	—	—	—	6.4	—	0.3	6.7
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Repurchases of common stock	—	—	—	—	(1.4)	—	(1.4)
Acquisitions of noncontrolling interest (2)	—	(15.7)	—	—	—	8.1	(7.6)
Balance at March 31, 2025	$18.6	$953.7	$6,549.2	$(415.1)	$(2,724.4)	$29.6	$4,411.6
Net income (loss)	—	—	66.7	—	—	1.1	67.8
Stock compensation plans	—	6.9	—	—	—	—	6.9
Shares for benefit plan trust	—	—	—	—	3.8	—	3.8
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.7	—	—	2.7
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(24.5)	—	—	(24.5)
Foreign currency translation adjustments (1)	—	—	—	33.2	—	0.4	33.6
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Acquisitions to noncontrolling interest (2)	—	(1.0)	—	—	—	—	(1.0)
Balance at June 30, 2025	$18.6	$959.6	$6,543.1	$(403.7)	$(2,720.6)	$31.1	$4,428.1
Net income (loss)	—	—	(569.3)	—	—	0.7	(568.6)
Stock compensation plans	—	6.6	—	—	—	—	6.6
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.2	—	—	2.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	9.7	—	—	9.7
Foreign currency translation adjustments (1)	—	—	—	0.5	—	0.2	0.7
Dividends ($0.58 per share)	—	—	(72.9)	—	—	—	(72.9)
Distributions to noncontrolling interests	—	—	—	—	—	(5.0)	(5.0)
Balance at September 30, 2025	$18.6	$966.2	$5,900.9	$(391.3)	$(2,720.6)	$27.0	$3,800.8
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
In our opinion, the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, changes in equity for the three and nine months ended September 30, 2025 and 2024, and our financial positions as of September 30, 2025 and December 31, 2024. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of December 31, 2024 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2024 (the "2024 Form 10-K").
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. The sale process is underway and is expected to conclude within the next twelve months; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. The business does not qualify for recognition as discontinued operations and will continue to be presented in the Company’s reported GAAP results until a transaction is completed.
Total adjustment - approximately $510 million
The assets associated with the India commercial business held a carrying value of approximately $960 million at June 30, 2025. We evaluated the fair value of the assets associated with the business and determined the estimated fair value less costs to sell to be $450 million. Accordingly, we recorded $510 million of charges and write-downs in the third quarter of 2025 as a result of one-time commercial actions to prepare the India business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. This adjustment was reflected across multiple income statement line items.
•Operating results, substantially pre-sale commercial adjustments ($282.2 million): These one-time actions commenced during the period included product returns and pricing changes designed to (1) accelerate receivables collection, (2) optimize the working capital mix of receivables and inventory, and (3) address contemporaneous changes in local indirect taxation. These adjustments impacted both the Revenue and Cost of sales and services line items on the consolidated statement of income (loss), resulting in revenue charges for the India business in the third quarter of 2025. The $282 million is made up of revenue charges of $419 million, a credit to cost of sales of $144 million and selling, general and administrative charges of $7 million.
•Asset impairment ($226.8 million): Following the commercial adjustments, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sell, was recorded as an asset impairment, reflected within the Restructuring and Other Charges line item on the consolidated statement of income (loss).
Balance sheet impact - The combination of commercial adjustments and impairment resulted in a write-down of the net assets identified as held for sale to $450 million, as presented on the consolidated balance sheet as of September 30, 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The table below summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet:

(in millions)	September 30, 2025
Trade receivables, net of allowance of $3.6 million	$563.6
Inventories	136.9
Prepaid and other current assets (1)	178.4
Property, plant and equipment, net	9.2
Goodwill	163.1
Other assets	2.1
Impairment on assets held for sale	(226.8)
Assets held for sale	$826.5

Accounts payable, trade and other	$5.1
Accrued and other liabilities	294.7
Accrued customer rebates	76.7
Liabilities held for sale	$376.5

Net assets held for sale	$450.0
___________________________________
(1)Primarily consists of the refund asset for the expected recovery of products from customers, which is recorded in connection with our estimated sales return liability.
GSS Divestiture
On November 1, 2024, we completed the sale of our Global Specialty Solutions ("GSS") business to Environmental Science US, LLC d/b/a Envu ("Envu") and received proceeds, net of the preliminary working capital adjustment, of approximately $340 million. During the second and third quarters of 2025, certain foreign assets, consisting primarily of working capital balances, were transferred to Envu as a result of local timing constraints at the time of the sale. We received consideration for the foreign assets, which were not material, at closing of the sale in 2024 and no additional consideration was received at the date of transfer.
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
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
North America	$244.4	$235.5	$751.7	$833.4
Latin America	463.1	504.1	980.3	999.3
Europe, Middle East & Africa (EMEA)	154.5	139.3	687.7	647.3
Asia (1)	(319.8)	186.5	(35.6)	541.8
Total Revenue	$542.2	$1,065.4	$2,384.1	$3,021.8
___________________________________
(1)During the three months ended September 30, 2025, we took several one-time commercial actions to prepare the India commercial business for sale. These one-time actions to position the India business for sale resulted in revenue charges of $419 million for the India business in the third quarter of 2025 and included the recognition of actual inventory returns during the period, an increase to the reserve for future sales returns, and various pricing actions to assist with the acceleration of receivable collection. Refer to Note 1 for further details on the India held for sale business.
The following table provides information about disaggregated revenue by major product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Insecticides	$204.4	$647.9	$1,132.4	$1,718.3
Herbicides	219.9	275.6	868.1	907.1
Fungicides	89.3	84.8	222.4	229.7
Plant Health	35.2	47.3	125.3	135.6
Other	(6.6)	9.8	35.9	31.1
Total Revenue (1)	$542.2	$1,065.4	$2,384.1	$3,021.8
___________________________________
(1)Includes revenue charges of approximately $419 million driven by the one-time commercial actions to prepare the India commercial business for sale. Refer to Note 1 for further details on the India held for sale business.
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of September 30, 2025	Balance as of December 31, 2024	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,409.5	$2,942.9	$(533.4)
Contract liabilities: Advance Payments from customers (2)	—	453.8	(453.8)
____________________
(1)Amount includes $2,330.1 million of trade receivables and $79.4 million of net long-term customer receivables as of September 30, 2025. See Note 5 for more information.
(2)The amount of revenue recognized in the nine months ended September 30, 2025 that was included in the opening contract liability balance is $453.8 million.
The balance of receivables from contracts with customers listed in the table above include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The change in allowance for doubtful accounts for both current trade receivables and long-term receivables is representative of the impairment of receivables as of September 30, 2025. Refer to Note 5 for further information.
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
Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are presented in the table below:

(in Millions)	Total
Balance, December 31, 2024	$1,507.0
India held for sale (See Note 1.)	(163.1)
GSS divestiture allocation (See Note 1.)	(5.9)
Foreign currency adjustments	21.3
Balance, September 30, 2025	$1,359.3
We perform our goodwill and indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2025 annual goodwill and indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2025. We determined no goodwill impairment existed and that the fair value was in excess of the carrying value. Additionally, no indefinite-lived asset impairment existed and the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our intangible assets, other than goodwill, consist of the following:

	September 30, 2025			December 31, 2024
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,155.3	$(520.4)	$634.9	$1,117.5	$(458.9)	$658.6
Patents	1.7	(1.7)	—	1.7	(1.7)	—
Brands (1)	68.2	(27.0)	41.2	48.3	(19.2)	29.1
Purchased and licensed technologies	136.8	(56.0)	80.8	125.5	(48.2)	77.3
Other intangibles	2.3	(1.8)	0.5	2.3	(1.8)	0.5
	$1,364.3	$(606.9)	$757.4	$1,295.3	$(529.8)	$765.5

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,241.3		$1,241.3	$1,259.0		$1,259.0
Brands (1)	369.0		369.0	325.6		325.6
In-process research & development	12.1		12.1	10.6		10.6
	$1,622.4		$1,622.4	$1,595.2		$1,595.2
Total intangible assets	$2,986.7	$(606.9)	$2,379.8	$2,890.5	$(529.8)	$2,360.7
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Amortization expense	$18.3	$16.4	$54.7	$49.2
The full year estimated pre-tax amortization expense for the year ended December 31, 2025 and each of the succeeding five years is approximately $72.4 million, $73.7 million, $73.6 million, $74.2 million, $70.2 million, and $68.6 million, respectively.
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2023	$29.1
Additions - charged to expense	12.2
Transfer from (to) allowance for credit losses (see below)	(3.6)
Net recoveries, write-offs and other	1.7
Balance, December 31, 2024	$39.4
Additions - charged to expense	6.6
Transfer from (to) allowance for credit losses (see below)	0.1
Net recoveries, write-offs and other	(0.3)
India held for sale (See Note 1.)	(3.6)
Balance, September 30, 2025	$42.2

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $79.4 million as of September 30, 2025. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2023	$27.1
Additions - charged (credited) to expense	(1.8)
Transfer from (to) allowance for doubtful accounts (see above)	3.6
Foreign currency adjustments	(3.4)
Net recoveries, write-offs and other	(4.2)
Balance, December 31, 2024	$21.3
Additions - charged (credited) to expense	0.8
Transfer from (to) allowance for doubtful accounts (see above)	(0.1)
Foreign currency adjustments	1.2
Net recoveries, write-offs and other	—
Balance, September 30, 2025	$23.2
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
There were $134.0 million in receivables sold under the securitization programs during the nine months ended September 30, 2025. A $10.4 million charge associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the nine months ended September 30, 2025. There were $128.4 million in receivables sold under the securitization program during the nine months ended September 30, 2024. A $11.9 million charge associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the nine months ended September 30, 2024.
As part of funding our interest for all outstanding arrangements under the securitization programs, a portion of the receivables sold are retained by the investment fund and returned to FMC, including interest, at the maturity of the program. The fair value of the asset is approximately $40.1 million and is recorded within "Other assets including long-term receivables, net" on the consolidated balance sheets.

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
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been inconsequential during each reporting period. Non-recourse factoring during the nine months ended September 30, 2025 and 2024 was $206.2 million and $71.3 million, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	September 30, 2025	December 31, 2024
Finished goods	$515.5	$433.5
Work in process	667.8	548.6
Raw materials, supplies and other	192.6	219.5
Net inventories	$1,375.9	$1,201.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2025	December 31, 2024
Property, plant and equipment	$1,695.7	$1,597.9
Accumulated depreciation	(840.3)	(748.2)
Property, plant and equipment, net	$855.4	$849.7

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Restructuring charges	$49.9	$15.7	$76.5	$133.2
Other charges (income), net	244.6	6.9	272.5	25.4
Total restructuring and other charges (income)	$294.5	$22.6	$349.0	$158.6

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Restructuring charges
For detail on restructuring activities that commenced prior to 2025, see Note 7 to our consolidated financial statements included within our 2024 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$6.7	$8.0	$35.0	$49.7
Other items	—	0.2	—	0.2
Three Months Ended September 30, 2025	$6.7	$8.2	$35.0	$49.9

Project Focus	$7.0	$5.4	$6.2	$18.6
Other items	—	(2.9)	—	(2.9)
Three Months Ended September 30, 2024	$7.0	$2.5	$6.2	$15.7

Project Focus	$16.3	$19.5	$40.6	$76.4
Other items	(0.4)	0.5	—	0.1
Nine Months Ended September 30, 2025	$15.9	$20.0	$40.6	$76.5

Project Focus	$44.5	$24.1	$67.7	$136.3
Other items	—	(3.1)	—	(3.1)
Nine Months Ended September 30, 2024	$44.5	$21.0	$67.7	$133.2
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
(2)Primarily represents asset write-offs (recoveries) and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

Project Focus
We previously implemented a global restructuring plan, referred to as "Project Focus," designed to right-size our cost base and optimize our footprint and organizational structure in light of the precipitous drop in demand across the crop protection market in 2023. During the nine months ended September 30, 2025, charges incurred related to Project Focus include $34.8 million of charges recorded in connection with a shutdown of a product line at one of our manufacturing locations, which includes $27.5 million of abandonment charges on assets identified for disposal. Additionally, we recorded other Project Focus-related charges during the period including $15.0 million of professional service provider costs and other miscellaneous charges, $13.5 million of severance and employee separation costs, and write-offs of $13.1 million on assets identified for disposal. The charges incurred during the nine months ended September 30, 2025 are included in the total estimated range for Project Focus. See Note 7 to our consolidated financial statements in our 2024 Form 10-K for details of the costs previously incurred for Project Focus. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude write-offs of fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at December 31, 2024 (5)	Change in reserves (4)	Cash payments	Balance at September 30, 2025 (5)
Project Focus (1)	$146.9	$35.7	$(77.0)	$105.6
DuPont Crop restructuring (2)	3.0	—	0.1	3.1
Other workforce related and facility shutdowns (3)	1.2	0.2	(0.7)	0.7
Total	$151.1	$35.9	$(77.6)	$109.4
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
(4)Primarily consists of severance and employee separation costs and third-party provider fees.
(5)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Environmental charges, net	$4.9	$4.8	$15.8	$13.8
India held for sale business	227.4	—	227.4	—
Currency related matters	7.7	—	7.7	—
Furadan ® product exit	—	—	11.9	—
Other items, net	4.6	2.1	9.7	11.6
Other charges (income), net	$244.6	$6.9	$272.5	$25.4
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
India held for sale business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. The sale process is underway and is expected to conclude within the next twelve months; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. Following the commercial adjustments mentioned in Note 1 to the consolidated financial statements, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sale, was recorded as an impairment charge of $226.8 million. During the nine months ended September 30, 2025, we also incurred $0.6 million in charges for third party provider costs in connection with preparing the India business for sale. Refer to Note 1 for further details on the India held for sale business.
Currency related matters
During the nine months ended September 30, 2025, we incurred $7.7 million in currency related charges driven by substantial actions implemented by the Argentine Government during the third quarter of 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Furadan ® product exit
During the nine months ended September 30, 2025, we recorded a charge of $11.9 million due to changes in our estimate for Furadan® disposal costs at our Middleport site.
Note 9: Debt
Debt maturing within one year:

(in Millions)	September 30, 2025	December 31, 2024
Short-term foreign debt (1)	$201.5	$135.7
Commercial paper (2)	981.8	125.6
Total short-term debt	$1,183.3	$261.3
Current portion of long-term debt	88.4	76.1
Total short-term debt and current portion of long-term debt (3)	$1,271.7	$337.4
____________________
(1)At September 30, 2025, the average effective interest rate on the borrowings was 8.9 percent.
(2)At September 30, 2025, the average effective interest rate on the borrowings was 5.0 percent.
(3)Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and our continued access to debt capital markets, we have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.

Long-term debt:

(in Millions)	September 30, 2025
	Interest Rate Percentage	Maturity Date	September 30, 2025	December 31, 2024
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.4 and $1.6, respectively)	3.2% - 6.4%	2026 - 2053	2,498.6	2,998.4
Subordinated Notes	8.45%	2055	750.0	—
Revolving Credit Facility (1)	6.8%	2028	—	—
Foreign debt	12.6% - 17.1%	2025 - 2026	88.4	76.1
Debt issuance cost			(28.0)	(20.4)
Total long-term debt			$3,358.9	$3,104.0
Less: debt maturing within one year			88.4	76.1
Total long-term debt, less current portion			$3,270.5	$3,027.9
____________________
(1)Letters of credit outstanding under our Revolving Credit Facility totaled $209.8 million and available funds under this facility were $808.4 million at September 30, 2025.
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
Our actual leverage for the four consecutive quarters ended September 30, 2025 was 4.94, which is below the maximum leverage of 5.25. Our actual interest coverage for the four consecutive quarters ended September 30, 2025 was 3.93, which is above the minimum interest coverage of 3.00. We were in compliance with all covenants at September 30, 2025.
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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(8.9) and $(9.2) for the three and nine months ended September 30, 2025, respectively, and $2.3 and $0.3 for the three and nine months ended September 30, 2024, respectively	$(8.7)	$2.9	$(7.2)	$0.4
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.7 and $2.1 for the three and nine months ended September 30, 2025, respectively, and $0.8 and $2.0 for the three and nine months ended September 30, 2024, respectively	(2.9)	(3.1)	(8.1)	(7.5)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.3 and $(3.0) for the three and nine months ended September 30, 2025, respectively, and $0.2 and $2.4 for the three and nine months ended September 30, 2024, respectively. (1)	(8.8)	(0.7)	11.3	(9.1)
Discontinued operations, net of income taxes	$(20.4)	$(0.9)	$(4.0)	$(16.2)
____________________
(1)We recorded a $34.5 million reduction in our required legal reserve in discontinued operations during the second quarter of 2025 as a result of a decrease in outstanding cases. Discontinued operations for the nine months ended September 30, 2024 includes a gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2024	$623.2	$(10.1)	$613.1
Provision (Benefit)	27.4	(1.0)	26.4
(Spending) Recoveries	(55.4)	1.5	(53.9)
Foreign currency translation adjustments	13.6	—	13.6
Net change	(14.4)	0.5	(13.9)
Total environmental reserves at September 30, 2025	$608.8	$(9.6)	$599.2

Environmental reserves, current (1)	$86.5	$(1.4)	$85.1
Environmental reserves, long-term (2)	522.3	(8.2)	514.1
Total environmental reserves at September 30, 2025	$608.8	$(9.6)	$599.2
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
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $290 million at September 30, 2025. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the consolidated balance sheets.

(in Millions)	December 31, 2024	Increase (Decrease) in recoveries	Cash received	September 30, 2025
Environmental recoveries	$3.8	$0.4	$(0.7)	$3.5

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Environmental provisions, net - recorded to liabilities (1)	$8.6	$8.8	$26.4	$23.7
Environmental provisions, net - recorded to assets (2)	(0.1)	(0.1)	(0.4)	(0.4)
Environmental provision, net	$8.5	$8.7	$26.0	$23.3

Continuing operations (3)	$4.9	$4.8	$15.8	$13.8
Discontinued operations (4)	3.6	3.9	10.2	9.5
Environmental provision, net	$8.5	$8.7	$26.0	$23.3
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For both the three and nine months ended September 30, 2025, there were 3.5 million potential common shares excluded from Diluted EPS. For the three and nine months ended September 30, 2024, there were 2.3 million and 2.0 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(548.9)	$65.9	$(514.1)	$373.6
Discontinued operations, net of income taxes	(20.4)	(0.9)	(4.0)	(16.2)
Net income (loss) attributable to FMC stockholders	$(569.3)	$65.0	$(518.1)	$357.4
Less: Distributed and undistributed earnings allocable to restricted award holders	2.8	(0.2)	3.1	(0.7)
Net income (loss) allocable to common stockholders	$(566.5)	$64.8	$(515.0)	$356.7
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(4.36)	$0.53	$(4.08)	$2.98
Discontinued operations	(0.16)	(0.01)	(0.03)	(0.13)
Net income (loss) attributable to FMC stockholders	$(4.52)	$0.52	$(4.11)	$2.85
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(4.36)	$0.53	$(4.08)	$2.98
Discontinued operations	(0.16)	(0.01)	(0.03)	(0.13)
Net income (loss) attributable to FMC stockholders	$(4.52)	$0.52	$(4.11)	$2.85
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,196	125,026	125,145	124,991
Weighted average additional shares assuming conversion of potential common shares	—	434	—	344
Shares – diluted basis	125,196	125,460	125,145	125,335

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	40.1	(8.0)	—	32.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20.2)	7.4	(12.8)
Net current period other comprehensive income (loss)	$40.1	$(28.2)	$7.4	$19.3
Accumulated other comprehensive income (loss), net of tax at September 30, 2025	$(143.8)	$(45.7)	$(201.8)	$(391.3)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
2024 Activity
Other comprehensive income (loss) before reclassifications	8.0	10.9	(0.2)	18.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.6	7.8	14.4
Net current period other comprehensive income (loss)	$8.0	$17.5	$7.6	$33.1
Accumulated other comprehensive income (loss), net of tax at September 30, 2024	$(123.3)	$(32.7)	$(217.4)	$(373.4)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Derivative instruments
Gain (loss) on foreign currency contracts	$28.3	$(7.4)	$31.6	$(8.4)	Costs of sales and services
Gain (loss) on foreign currency contracts	—	(0.1)	—	0.1	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.5)	(1.5)	(1.5)	Interest expense, net
Total before tax	$27.8	$(8.0)	$30.1	$(9.8)
Benefit (provision) for income taxes	(8.8)	2.5	(9.9)	3.2	Benefit (provision) for income taxes
Amount included in net income (loss)	$19.0	$(5.5)	$20.2	$(6.6)

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	(2.8)	(3.2)	(9.0)	(9.5)	Non-operating pension, postretirement and other charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.1)	(0.1)	(0.3)	(0.3)	Non-operating pension, postretirement and other charges (income)
Total before tax	$(2.9)	$(3.3)	$(9.3)	$(9.8)
Benefit (provision) for income taxes	0.7	0.7	1.9	2.0	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.2)	$(2.6)	$(7.4)	$(7.8)
Total reclassifications for the period	$16.8	$(8.1)	$12.8	$(14.4)	Amount included in net income
____________________
(1)Amounts in parentheses indicate charges to the consolidated statements of income (loss).
(2)Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.
Transactions with Noncontrolling Interest
During the nine months ended September 30, 2025, we purchased the remaining 40 percent ownership interest in our Pakistan joint venture, for $8.6 million which increased our ownership from 60 percent to 100 percent.
Dividends and Share Repurchases
During each of the nine months ended September 30, 2025 and 2024, we paid dividends of $218.4 million and $217.9 million, respectively. On October 16, 2025, we paid dividends totaling $72.9 million to our shareholders of record as of September 30, 2025. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of September 30, 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors has made the decision to reduce the quarterly dividend to $0.08 per share beginning with the dividend declaration in December 2025. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2027. Therefore, there were no share repurchases under the publicly announced repurchase program during the nine months ended September 30, 2025. At September 30, 2025, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 16 to our consolidated financial statements included within our 2024 Form 10-K.
The ROU asset and lease liability balances as of September 30, 2025 and December 31, 2024 were as follows:

(in Millions)	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$95.8	$110.4
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$24.3	$24.5
Operating lease noncurrent liabilities	Other long-term liabilities	95.0	106.1
The components of lease expense for the nine months ended September 30, 2025 and 2024 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Lease Cost Classification	2025	2024	2025	2024
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$7.4	$8.5	$24.9	$26.3
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	2.0	3.0	8.3	8.8
Total lease cost		$9.4	$11.5	$33.2	$35.1

September 30, 2025
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	5.0%

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(7.9)	$(10.1)	$(27.6)	$(33.6)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3.4	$3.3	$21.6	$22.7
The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2025 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2025 (excluding the nine months ending September 30, 2025)	$7.5
2026	28.4
2027	24.7
2028	20.5
2029	18.0
Thereafter	38.7
Total undiscounted lease payments	$137.8
Less: Present value adjustment	(18.5)
Present value of lease liabilities	$119.3
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.3	$0.1	$—	$—	$1.0	$1.6	$—	$—
Interest cost	11.9	12.0	0.1	0.1	35.8	35.9	0.3	0.3
Expected return on plan assets	(11.9)	(11.1)	—	—	(36.0)	(33.5)	—	—
Amortization of net actuarial and other (gain) loss	3.2	3.6	(0.3)	(0.3)	10.1	10.6	(0.8)	(0.7)
Recognized (gain) loss due to curtailments, settlements, and other	0.1	0.1	—	—	0.3	0.3	—	—
Net periodic benefit cost (income)	$3.6	$4.7	$(0.2)	$(0.2)	$11.2	$14.9	$(0.5)	$(0.4)

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Income Taxes
For the three months ended September 30, 2025, we recorded a tax provision of $82.2 million on a pretax loss of $466.0 million, resulting in a negative 17.6 percent effective tax rate from continuing operations. For the nine months ended September 30, 2025, we recorded a tax provision of $110.1 million on a pretax loss of $402.3 million, resulting in a negative 27.4 percent effective tax rate from continuing operations. The tax provision for the three and nine months ended September 30, 2025 was primarily driven by pretax charges recorded without a tax benefit related to the sale of our India business, discussed in Note 1, as well as the unfavorable impact of legislative changes of the One Big Beautiful Bill Act (“the Act”), discussed further below. For the three months ended September 30, 2024, a tax provision of $6.0 million was recorded on pretax income of $72.5 million resulting in an 8.3 percent effective tax rate from continuing operations. For the nine months ended September 30, 2024, we recorded a tax benefit of $298.9 million on pretax income of $75.0 million resulting in a negative 398.5 percent effective tax rate from continuing operations. In the second quarter of 2024, we recorded a tax benefit of approximately $300 million in connection with the establishment of a global technology and innovation center in Switzerland. Refer to Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information. Outside of these items, the change in the effective tax rate was impacted by foreign currency as well as the global mix of earnings.
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
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15% implemented via a top-up tax. The impacts of Pillar Two legislation were not material to the three and nine months ended September 30, 2025. We will continue to evaluate the impact of the Pillar Two Framework as legislative changes are enacted and additional guidance becomes available.
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
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law in the United States ("U.S."). The Act includes multiple changes to U.S. tax legislation with various effective dates beginning in 2025. These changes include provisions related to the limitation of business interest expense, the international tax framework, and other elements of U.S. tax law. During the third quarter, we recorded a valuation allowance of approximately $47 million against historical deferred tax assets associated with interest expense that we do not anticipate being able to utilize in the future due to the enacted legislative changes. We are continuing to evaluate the income tax implications of the Act to our consolidated financial statements.

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

Financial Instrument	Valuation Method
Foreign exchange forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

Commodity forward contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices for applicable commodities.

Cross currency swaps	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on discounted remaining cash flows for applicable currencies.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the reporting period.
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,560.4 million and $3,223.6 million and the carrying amount is $4,542.2 million and $3,365.3 million as of September 30, 2025 and December 31, 2024, respectively.
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

As of September 30, 2025, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $18.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2026. At September 30, 2025, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $677.3 million.
At September 30, 2025, we had no outstanding interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of September 30, 2025, there was a remaining net after-tax loss of $25.9 million in AOCI related to these settlements.
As of September 30, 2025, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2025, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $17.9 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending September 30, 2026 if spot rates in the future are consistent with forward rates as of September 30, 2025. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities, and, beginning in the third quarter of 2025, the Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in foreign exchange rates on its net investment in Euro (“EUR”) denominated subsidiaries.
During the third quarter of 2025, the Company entered into fixed-to-fixed cross-currency swaps with aggregate notional amounts of $750 million, of which the Company will exchange semi-annual fixed rate payments on United States dollar notional amount for fixed rate payments in EUR. As of September 30, 2025, the Company had $750 million of hedges outstanding to hedge its net investment in EUR denominated subsidiaries and are designated as net investment hedges.
For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,996.1 million at September 30, 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2025
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$12.0	$—	$17.9	$29.9	$(29.6)	$0.3
Total derivative assets (1)	$12.0	$—	$17.9	$29.9	$(29.6)	$0.3

Foreign exchange contracts	$(37.8)	$(3.6)	$(27.8)	$(69.2)	$29.6	$(39.6)
Total derivative liabilities (2)	$(37.8)	$(3.6)	$(27.8)	$(69.2)	$29.6	$(39.6)

Net derivative assets (liabilities)	$(25.8)	$(3.6)	$(9.9)	$(39.3)	$—	$(39.3)

	December 31, 2024
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$25.0	$—	$22.0	$47.0	$(12.9)	$34.1
Total derivative assets (1)	$25.0	$—	$22.0	$47.0	$(12.9)	$34.1

Foreign exchange contracts	$(8.3)	$—	$(4.6)	$(12.9)	$12.9	$—
Total derivative liabilities (2)	$(8.3)	$—	$(4.6)	$(12.9)	$12.9	$—

Net derivative assets (liabilities)	$16.7	$—	$17.4	$34.1	$—	$34.1
______________
(1)    Balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Balance is included in "Accrued and other liabilities" in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended September 30,
(in Millions)	2025	2024	2025	2024	2025	2024
Unrealized hedging gains (losses) and other, net of tax	$28.7	$(10.2)	$—	$—	$28.7	$(10.2)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(19.4)	5.1	0.4	0.4	(19.0)	5.5
Total derivative instrument impact on comprehensive income, net of tax	$9.3	$(5.1)	$0.4	$0.4	$9.7	$(4.7)

	Contracts
	Foreign Exchange		Interest rate		Total
	Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024	2025	2024
Unrealized hedging gains (losses) and other, net of tax	$(8.0)	$10.9	$—	$—	$(8.0)	$10.9
Reclassification of deferred hedging (gains) losses, net of tax (1)	(21.3)	5.5	1.1	1.1	(20.2)	6.6
Total derivative instrument impact on comprehensive income, net of tax	$(29.3)	$16.4	$1.1	$1.1	$(28.2)	$17.5
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Foreign exchange contracts	$(7.7)	$4.5	$(23.2)	$(8.5)
Total	$(7.7)	$4.5	$(23.2)	$(8.5)
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

(in Millions)	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$0.3	$—	$0.3	$—
Other (2) (3) (4)	309.6	269.5	—	40.1
Total assets	$309.9	$269.5	$0.3	$40.1

Liabilities
Derivatives – Foreign exchange (1)	$39.6	$—	$39.6	$—
Other (2)	20.7	20.7	—	—
Total liabilities	$60.3	$20.7	$39.6	$—

(in Millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$34.1	$—	$34.1	$—
Other (2) (3) (4)	120.1	84.1	—	36.0
Total assets	$154.2	$84.1	$34.1	$36.0

Liabilities
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Other (2)	23.2	23.2	—	—
Total liabilities	$23.2	$23.2	$—	$—
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
Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis in the consolidated balance sheets during the nine months ended September 30, 2025.

	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (During the nine months ended September 30, 2025)
Assets
Net assets related to India held for sale business (1)	$450.0	$—	$—	$450.0	$(226.8)
Total assets	$450.0	$—	$—	$450.0	$(226.8)
____________________
(1)During the nine months ended September 30, 2025, we evaluated the carrying value of the assets related to the sale of our India commercial business following one-time commercial actions recorded to prepare the business for sale. We recorded an impairment charge of $226.8 million bringing the assets to their estimated fair value less costs to sell resulting in net assets identified as held for sale of $450 million, as presented on the consolidated balance sheet as of September 30, 2025. The fair value of the net assets was determined by considering a discounted cash flow analysis and as part of this evaluation, we rely on unobservable inputs, including forecasts of the India commercial business developed by management. Refer to Note 1 for further details on the India held for sale business.
Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2025. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$42.7
Other debt guarantees (2)	11.3
Total	$54.0
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
FMC's outstanding obligations confirmed as valid under the SCF were $173.5 million and $227.4 million as of September 30, 2025 and December 31, 2024, respectively.
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 19 to our consolidated financial statements included within our 2024 Form 10-K. There have been no significant updates since the information included in our 2024 Form 10-K.
Derivative Litigation On January 23, 2025, and June 2, 2025, purported FMC shareholders filed derivative actions on behalf of FMC in the Eastern District of Pennsylvania ("E.D.P.A."), both alleging, among other things, that certain current and former FMC officers and directors breached their fiduciary duties to FMC, and engaged in other purported misconduct, based on the same purported misstatements and omissions alleged in the Consolidated Securities Class Action disclosed in Note 19 to the consolidated financial statements of our 2024 Form 10-K (the "Consolidated Securities Class Action"). These cases have been consolidated with the caption In re FMC Corporation Derivative Litigation, 2:25-cv-00404-KNS (E.D.P.A.), and have been stayed pending the result of the defendants’ pending motion to dismiss in the Consolidated Securities Class Action.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. FMC plans to continue to actively participate in the India market through a supply agreement with the eventual buyer of the business for its patented and data-protected portfolio, ranging from new diamide technologies to active ingredients and biologicals. The Company will continue its active ingredients manufacturing operations in India. The sale process is underway and is expected to conclude within the next twelve months; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. Although the business does not qualify for recognition as discontinued operations and will continue to be presented in the Company's reported results until a transaction is completed, we believe excluding India's operating results from our non-GAAP measures during the held for sale period, beginning with the third quarter of 2025, provides management and investors with useful supplemental information regarding our ongoing financial performance. In preparation for the sale, we took a series of target actions to optimize the business for transfer and reflect its fair value.
Total adjustment - approximately $510 million
The assets associated with the India commercial business held a carrying value of approximately $960 million at June 30, 2025. We evaluated the fair value of the assets associated with the business and determined the estimated fair value less costs to sell to be $450 million. Accordingly, we recorded $510 million of charges and write-downs in the third quarter of 2025 as a result of one-time commercial actions to prepare the India business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. This adjustment was reflected across multiple income statement line items.
•Operating results, substantially pre-sale commercial adjustments ($282 million): These one-time actions commenced during the period included product returns and pricing changes designed to (1) accelerate receivables collection, (2) optimize the working capital mix of receivables and inventory, and (3) address contemporaneous changes in local indirect taxation. These adjustments impacted both the Revenue and Cost of sales and services line items on the consolidated statement of income (loss), resulting in revenue charges for the India business in the third quarter of 2025. These actions were taken in both collaboration with and in anticipation of customer behavior stemming from known indirect tax implications and broader market dynamics. These steps will help mitigate collection and local tax risks and position the business for a stronger sale outcome. The $282 million is made up of revenue charges of $419 million, a credit to cost of sales of $144 million and SG&A charges of $7 million.
•Asset impairment ($227 million): Following the commercial adjustments, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sell, was recorded as an asset impairment, reflected within the Restructuring and Other Charges line item on the consolidated statement of income (loss).
Balance sheet impact - The combination of commercial adjustments and impairment resulted in a write-down of the net assets identified as held for sale to $450 million, as presented on the consolidated balance sheet as of September 30, 2025.

Third Quarter 2025 Highlights
The following items are the financial highlights of our business during the three months ended September 30, 2025 compared to the three months ended September 30, 2024:
•Revenue of $542.2 million for the three months ended September 30, 2025 decreased $523.2 million, or approximately 49 percent, versus the prior year period primarily driven by one-time commercial actions taken to position the India business for sale. Excluding those actions which resulted in revenue charges for the India business, revenue decreased 10 percent versus the prior year period driven by lower pricing. On a regional basis, sales in Europe, Middle East and Africa increased approximately 11 percent, sales in Latin America decreased approximately 8 percent, and sales in North America increased by approximately 4 percent. Sales in Asia, which included the adjustments for one-time commercial actions in India, decreased approximately 271 percent. A more detailed review of revenue excluding the commercial actions related to the India held for sale business is discussed under the section titled "Results of Operations".
•Our gross margin of $128.9 million decreased versus the prior year quarter by $257.5 million. Gross margin as a percent of revenue of approximately 24 percent decreased compared to approximately 36 percent in the prior year period. Excluding the impact of the one-time commercial actions, our gross margin as a percent of revenue was 43 percent which increased compared to the prior year as a result of continued cost improvement partially offset by lower pricing during the period.
•Selling, general and administrative expenses increased from $159.2 million to $167.4 million, or approximately 5 percent versus the prior year period to support investment in new products. Research and development expenses of $63.3 million decreased $5.7 million or 8 percent, compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
•Net loss attributable to FMC stockholders of $569.3 million decreased $634.3 million from net income of $65.0 million in the prior year period. The decrease compared to prior year was primarily due to actions taken in India to prepare the India business for sale including one-time commercial actions of $282 million and the impairment charge of $227 million incurred to record the assets held for sale to their estimated fair value less costs to sell. Additionally, charges incurred related to Project Focus during the period included $34.8 million of charges recorded in connection with the shutdown of a product line at one of our manufacturing locations. Of these charges, $27.5 million were abandonment charges on assets identified for disposal. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $112.4 million increased compared to the prior year amount of $87.2 million, or approximately 29 percent, primarily as a result of cost improvement and higher volumes partially offset by pricing pressure during the period. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".
Other Highlights
•We continue to evaluate our business to ensure alignment with strategic priorities and have concluded that a redesign of our manufacturing footprint is both necessary and timely. We intend to exit high-cost active ingredient and formulation sources and transition production to lower-cost sources. We are also implementing cost reduction initiatives in Asia to adjust for the reduced size of the region’s business following the intended sale of our India commercial business. These actions are designed to establish a cost-competitive structure that enables FMC to better compete with generics while capturing the full value of its innovative technology portfolio.
•As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors has made the decision to reduce the quarterly dividend to $0.08 per share beginning with the dividend declaration in December 2025. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors.

2025 Outlook Update
The India commercial business is classified as held for sale beginning in the third quarter. While revenue generated by the India commercial business is included in reported revenue, revenue guidance for the company excludes India. We expect 2025 revenue excluding India(1) to be in the range of approximately $3.92 billion to $4.02 billion, down 7 percent at the midpoint versus 2024. Volume is expected to improve driven by sales of new products, particularly in our growth portfolio as well as contributions from the additional route to market recently put in place in Brazil. Price is expected to decline in the mid-to-high single digits largely driven by increased competitive pressure and certain contract adjustments to diamide partners to account for lower manufacturing costs. Foreign currency impacts are expected to be a flat to low-single digit headwind. Expected earnings of the India business are excluded for adjusted EBITDA(1) and adjusted EPS(1) guidance. We expect adjusted EBITDA(1) of $830 million to $870 million, down 6 percent at the midpoint versus 2024 results. Favorable costs and volume gains are expected to be more than offset by lower price. 2025 adjusted earnings are expected to be in the range of $2.92 to $3.14 per diluted share(1), down 13 percent at the midpoint versus 2024. For cash flow outlook, refer to the liquidity and capital resources section below.
(1)Although we provide forecasts for adjusted earnings per share, adjusted EBITDA and free cash flow (Non-GAAP financial measures), we are not able to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Certain elements of the composition of the U.S. GAAP amounts are not predictable, making it impractical for us to forecast. Such elements include, but are not limited to, restructuring, acquisition charges, and discontinued operations. As a result, no U.S. GAAP outlook is provided. Starting with the third quarter 2025 guidance, we provide forecasts for revenue excluding India (non-GAAP financial measure). We are not able to forecast the GAAP revenue due to actions taken during the held for sale period to prepare the business for a potential buyer and other uncertainties. For all outlooks provided, variances are calculated versus 2024 results which include India.

RESULTS OF OPERATIONS
Overview
The following charts provide a reconciliation of adjusted EBITDA, adjusted Earnings, revenue excluding India, organic revenue growth and return on invested capital ("ROIC"), all of which are Non-GAAP financial measures, from the most directly comparable GAAP measure. Adjusted EBITDA, revenue excluding India, and organic revenue growth are provided to assist the readers of our financial statements with useful information regarding our operating results. Our operating results are presented based on how we assess operating performance and internally report financial information. For management purposes, we report operating performance based on earnings before interest, income taxes, depreciation and amortization, discontinued operations, and corporate special charges. Our adjusted earnings measure excludes corporate special charges, net of income taxes, discontinued operations attributable to FMC stockholders, net of income taxes, and certain Non-GAAP tax adjustments. Beginning in the third quarter of 2025, the operating results of the India commercial business during the held for sale period are excluded from our adjusted EBITDA and adjusted Earnings measures. The adjustments previously noted, as well as the India held for sale business, are excluded by us in the measure we use to evaluate business performance and determine certain performance-based compensation. Organic revenue growth excludes the impacts of foreign currency changes and the India held for sale business during the held for sale period beginning in the third quarter of 2025, which we believe is a meaningful metric to evaluate our revenue changes. These items are discussed in detail within the "Other Results of Operations" section that follows. In addition to providing useful information about our operating results to investors, we also believe that excluding the effect of corporate special charges, net of income taxes, and certain Non-GAAP tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying business from period to period. These measures should not be considered as substitutes for net income (loss) or other measures of performance or liquidity reported in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in Millions)	(unaudited)		(unaudited)
Revenue	$542.2	$1,065.4	$2,384.1	$3,021.8
Costs and Expenses
Costs of sales and services	413.3	679.0	1,532.2	1,897.6
Gross margin	$128.9	$386.4	$851.9	$1,124.2
Selling, general and administrative expenses	167.4	159.2	516.2	487.9
Research and development expenses	63.3	69.0	198.4	205.8
Restructuring and other charges (income)	294.5	22.6	349.0	158.6
Total costs and expenses	$938.5	$929.8	$2,595.8	$2,749.9
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes(1)	$(396.3)	$135.6	$(211.7)	$271.9
Non-operating pension, postretirement and other charges (income)	5.6	4.4	15.4	12.9
Income from continuing operations before interest expense, net and income taxes	$(401.9)	$131.2	$(227.1)	$259.0
Interest expense, net	64.1	58.7	175.2	184.0
Income (loss) from continuing operations before income taxes	$(466.0)	$72.5	$(402.3)	$75.0
Provision (benefit) for income taxes	82.2	6.0	110.1	(298.9)
Income (loss) from continuing operations	$(548.2)	$66.5	$(512.4)	$373.9
Discontinued operations, net of income taxes	(20.4)	(0.9)	(4.0)	(16.2)
Net income (loss) (GAAP)	$(568.6)	$65.6	$(516.4)	$357.7
Adjustments to arrive at Adjusted EBITDA (Non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$79.4	$22.6	$133.9	$158.6
Non-operating pension, postretirement and other charges (income)(4)	5.6	4.4	15.4	12.9
India held for sale business (5)	509.6	—	509.6	—
Discontinued operations, net of income taxes	20.4	0.9	4.0	16.2
Interest expense, net	64.1	58.7	175.2	184.0
Depreciation and amortization	43.4	43.2	130.5	133.2
Provision (benefit) for income taxes	82.2	6.0	110.1	(298.9)
Adjusted EBITDA (Non-GAAP)(2)	$236.1	$201.4	$562.3	$563.7
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income), depreciation and amortization expense, and the India held for sale business.
(3)The three and nine months ended September 30, 2025 includes stranded raw materials related charges of $12.2 million incurred in connection with a shutdown of a product line at one of our manufacturing sites as part of Project Focus, which were recorded to "Cost of Sales and services" on the consolidated statements of income (loss). Charges of $67.1 million and $121.6 million recorded to "Restructuring and other charges (income)" on the consolidated statements of income (loss), for the three and nine months ended September 30, 2025 respectively, are also included in the reconciliation above. See Note 8 for details of restructuring and other charges (income).
(4)Our non-operating pension, postretirement and other charges (income) includes those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our operating results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our operating results noted above. These elements reflect the current year operating costs to our business for the employment benefits provided to active employees. The nine months ended September 30, 2025 also includes other charges of $3.3 million incurred as a make-whole premium in connection with the early redemption of $500 million of the Senior Notes due May 18, 2026.

(5)Beginning with the third quarter of 2025, the operating results of the India commercial business are excluded from our Adjusted EBITDA during the held for sale period. For the three and nine months ended September 30, 2025, we have excluded $509.6 million in charges and write-downs related to the India held for sale business including charges of $282.2 million recognized in connection with one-time commercial actions to position the India business for sale, asset impairment charges of $226.8 million to record the assets held for sale to their estimated fair value less costs to sell, and $0.6 million in third party provider costs incurred in connection with the transaction. The one-time commercial actions to prepare the India business for sale resulted in a decrease to the Revenue and Cost of sales and services line items on the consolidated statement of income (loss) and the impairment charges as well as third party provider costs were recorded to Restructuring and other charges (income) on the consolidated statement of income (loss). Refer to the India Held for Sale Business section for further details.

ADJUSTED EARNINGS RECONCILIATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(569.3)	$65.0	$(518.1)	$357.4
Corporate special charges (income), pre-tax (1)	85.0	27.0	149.3	171.5
India held for sale business (2)	509.6	—	509.6	—
Income tax expense (benefit) on Corporate special charges (income) (3)	(16.4)	(5.0)	(27.6)	(28.4)
Corporate special charges (income), net of income taxes	$578.2	$22.0	$631.3	$143.1
Discontinued operations attributable to FMC Stockholders, net of income taxes	20.4	0.9	4.0	16.2
Non-GAAP tax adjustments (4)	83.1	(0.7)	104.3	(305.0)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$112.4	$87.2	$221.5	$211.7
____________________
(1)Represents restructuring and other charges (income), and non-operating pension, postretirement and other charges (income). The three and nine months ended September 30, 2025 includes stranded raw materials related charges of $12.2 million incurred in connection with a shutdown of a product line at one of our manufacturing sites as part of Project Focus, which were recorded to "Cost of Sales and services" on the consolidated statements of income (loss). Charges of $67.1 million and $121.6 million recorded to "Restructuring and other charges (income)" on the consolidated statements of income (loss), for the three and nine months ended September 30, 2025 respectively, are also included in the reconciliation above.
(2)Beginning with the third quarter of 2025, we excluded the operating results of the India commercial business from our adjusted earnings during the held for sale period for non-GAAP purposes. For the three and nine months ended September 30, 2025, we have excluded $509.6 million of charges and write-offs in connection with the India held for sale business as a result of one-time commercial actions to prepare the India business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. For further details, refer to note 4 in the Adjusted EBITDA reconciliation above.
(3)The income tax expense (benefit) on corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the corporate special charge (income) occurred and includes both current and deferred income tax expense (benefit) based on the nature of the Non-GAAP performance measure.
(4)We exclude the GAAP tax provision, including discrete items, from the Non-GAAP measure of income, and include a Non-GAAP tax provision based upon the projected annual Non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but are not limited to: income tax expenses or benefits that are not related to continuing operating results in the current year; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets and related interim accounting impacts; and changes in tax law. In 2024 and 2023, we recorded significant deferred tax assets due to various tax incentives granted to the Company's Swiss subsidiaries (the "Swiss Tax Incentives"). The initial recognition of these Swiss Tax Incentives did not impact our adjusted non-GAAP effective tax rate but will be considered annually as we realize the benefits. Management believes excluding these discrete tax items, as well as the impacts of the Swiss Tax Incentives annually as the related benefits are realized, assists investors and securities analysts in understanding the tax provision and the effective tax rate related to continuing operating results thereby providing investors with useful supplemental information about FMC's operational performance. See Provision for income taxes within this section of this Form 10-Q for a reconciliation of the Non-GAAP tax provision from the GAAP tax provision.

RECONCILIATION OF REVENUE (GAAP)
TO REVENUE EXCLUDING INDIA (NON-GAAP)(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (GAAP)	$542.2	$1,065.4	$2,384.1	$3,021.8
Less: Revenue from India commercial business(1)	(419.1)	—	(419.1)	—
Revenue excluding India (Non-GAAP)(2)	$961.3	$1,065.4	$2,803.2	$3,021.8
___________________
(1)Beginning with the third quarter of 2025, revenue from the India commercial business is excluded from our adjusted results during the held for sale period for non-GAAP purposes. During the three months ended September 30, 2025, we took several one-time commercial actions to prepare the India commercial business for sale. These one-time actions to position the India business for sale resulted in revenue charges of $419 million for the India business in the third quarter of 2025 and included the recognition of actual inventory returns during the period, an increase to the reserve for future sales returns, and various pricing actions to assist with the acceleration of receivable collection.
(2)Although the India held for sale business does not qualify for recognition as discontinued operations, we believe Revenue excluding India (non-GAAP) provides management and investors with useful supplemental information regarding our ongoing revenue performance.

ORGANIC REVENUE GROWTH RECONCILIATION

	Three Months Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
Total Revenue Change (GAAP)	(49)%	(21)%
Less: Revenue for India held for sale business for the three months ended September 30, 2025	(39)%	(14)%
Revenue Excluding India Change (Non-GAAP)(1)	(10)%	(7)%
Less: Foreign Currency Impact	1%	(1)%
Organic Revenue Change (Non-GAAP)	(11)%	(6)%
___________________
(1)Beginning with the third quarter of 2025, revenue from the India commercial business is excluded from our adjusted results during the held for sale period for non-GAAP purposes, as described in note 4 in the Adjusted EBITDA reconciliation above.

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

	Twelve Months Ended
	September 30, 2025
Net income (loss) attributable to FMC stockholders (GAAP)	$(534.4)
Interest expense, net, net of income taxes	199.8
Corporate special charges (income)	215.8
India held for sale business	509.6
Income tax expense (benefit) on Corporate special charges (income)	(36.3)
Discontinued operations attributable to FMC stockholders, net of income taxes	49.6
Tax adjustments	241.8
ROIC numerator (Non-GAAP)	$645.9

	September 30, 2025	September 30, 2024
Total debt	$4,542.2	$4,070.0
Total FMC stockholders’ equity	3,773.8	4,607.8
Total debt and FMC stockholders' equity (GAAP)	$8,316.0	$8,677.8
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$8,496.9
ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	(6.29)%
Adjusted ROIC (using Non-GAAP numerator)	7.60%
Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted. In certain instances, parts included in the variance explanations in the discussion below may not sum to the total variance for the financial statement line item due to rounding.
Revenue
Three Months Ended September 30, 2025 vs. 2024
Revenue of $542.2 million decreased $523.2 million, or approximately 49 percent, versus the prior year period primarily driven by revenue charges in India due to one-time commercial actions to prepare the India business for sale. Excluding the India held for sale business beginning in the third quarter of 2025, revenue decreased 10 percent driven by a price decline of 6 percent attributed to price adjustments to certain "cost-plus" contracts with specific diamide partners as a result of lower manufacturing costs and increased competition in the market, particularly for generics in Latin America and Asia. The decrease in price was partially offset by an increase in volumes of 2 percent during the period driven by the Company's growth portfolio partly offset by lower volumes for the core portfolio caused by higher competition for non-diamide legacy products. Foreign currency was a tailwind of approximately 1 percent during the period. The removal of India revenue for the three months ended September 30, 2025 as compared to the inclusion of India revenue in 2024 accounted for a decrease in revenue of approximately 6 percent during the period.

Nine Months Ended September 30, 2025 vs. 2024
Revenue of $2,384.1 million decreased $637.7 million, or approximately 21 percent, versus the prior year period primarily driven by revenue charges in India due to one-time commercial actions to prepare the India business for sale. Excluding the India held for sale business beginning in the third quarter of 2025, revenue decreased 7 percent. Pricing pressure resulted in a decrease of 6 percent to revenue due to adjustments on certain "cost-plus" contracts with specific diamide partners along with increased competition in the market, particularly for generics in Latin America and Asia. Volume improvement partially offset the decrease resulting an increase of 2 percent versus the prior year period driven by the Company's growth portfolio. Foreign currency was a headwind of approximately 1 percent during the period. The removal of India revenue for the three months ended September 30, 2025 as compared to the inclusion of India revenue in 2024 accounted for a decrease in revenue of approximately 2 percent during the period.

Total Revenue by Region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
North America	$244.4	$235.5	$751.7	$833.4
Latin America	463.1	504.1	980.3	999.3
Europe, Middle East & Africa (EMEA)	154.5	139.3	687.7	647.3
Asia (1)	(319.8)	186.5	(35.6)	541.8
Total Revenue	$542.2	$1,065.4	$2,384.1	$3,021.8
(1)During the three months ended September 30, 2025, we took several one-time commercial actions to prepare the India commercial business for sale. These one-time actions to position the India business for sale resulted in revenue charges of $419 million for the India business in the third quarter of 2025 and included the recognition of actual inventory returns during the period, an increase to the reserve for future sales returns, and various pricing actions to assist with the acceleration of receivable collection.
Three Months Ended September 30, 2025 vs. 2024
North America: Revenue increased approximately 4 percent year-over-year driven by higher volume, most notably in the growth portfolio and branded Rynazypyr® active.
Latin America: Revenue decreased approximately 8 percent versus the third quarter of 2024 (down 9 percent organically) primarily due to lower pricing and limited volume growth driven by generic pressure in the market. In addition, low liquidity caused customer credit constraints in Brazil and Argentina and acted as a further inhibitor to growth.
EMEA: Revenue increased approximately 11 percent (up 7 percent organically) compared to the prior year period driven by the higher volumes mainly in the growth portfolio and aided by the recent launch of Isoflex® active in Great Britain.
Asia: Revenue decreased approximately 271 percent year-over-year primarily due to one-time commercial actions to prepare the India commercial business for sale. Revenue excluding India for the three months ended September 30, 2025 (non-GAAP) was down 47 percent (down 46 percent organically) year-over-year primarily due to lower volumes and pricing pressure caused by generic competition in the region.
Nine Months Ended September 30, 2025 vs. 2024
North America: Revenue decreased approximately 10 percent year-over-year (down 9 percent organically) driven by lower volumes from customers in the U.S. delaying purchases during the first quarter and expected destocking in Canada during the second quarter. Solid branded growth in the U.S., most notably in the growth portfolio and branded Rynazypyr® active, partially offset the impact of lower volumes.
Latin America: Revenue decreased approximately 2 percent versus the third quarter of 2024 (flat organically) primarily due to lower pricing and limited volume growth driven by generic pressure in the market. In addition, low liquidity caused customer credit constraints in Brazil and Argentina and acted as a further inhibitor to growth. The decrease in revenue was partially offset by direct sales to cotton growers in Brazil and sales of new active ingredients fluindapyr and Isoflex™ active in the first half of the year.
EMEA: Revenue increased approximately 6 percent (up 7 percent organically) driven by strong volume gains in the second quarter mainly in the growth portfolio and aided by the recent launch of Isoflex® active in Great Britain.

Asia: Revenue decreased approximately 107 percent compared to the prior year period primarily due to one-time commercial actions to prepare the India commercial business for sale. Revenue excluding India for the three months ended September 30, 2025 (non-GAAP) was down 29 percent (down 28 percent organically) year-over-year primarily due to lower volumes and pricing pressure caused by generic competition in the region.
Gross margin
Three Months Ended September 30, 2025 vs. 2024
Gross margin of $128.9 million decreased by $257.5 million, or approximately 67 percent versus the prior year period. During the period, we recorded adjustments to the Revenue and Cost of sales and services on the consolidated statement of income (loss) for one-time commercial actions taken in India to prepare the commercial business for sale, which caused a decrease in gross margin of 79 percent. Cost and volume improvement during the period resulted in an increase of 29 percent and 6 percent, respectively. These increases were partially offset by lower pricing of 18 percent and foreign currency headwinds of 5 percent. Gross margin percent of approximately 24 percent decreased compared to approximately 36 percent in the prior year period primarily driven by the one-time commercial actions taken to position the India commercial business for sale. Excluding the impact of the one-time commercial actions, our gross margin as a percent of revenue was approximately 43 percent which increased compared to approximately 36 percent in the prior year as a result of continued cost improvement due to supply network changes partially offset by lower pricing during the period.
Nine Months Ended September 30, 2025 vs. 2024
Gross margin of $851.9 million decreased by $272.3 million, or approximately 24 percent versus the prior year period primarily due to 27 percent decrease caused by the one-time commercial actions taken in India. Cost and volume improvement during the period resulted in a 25 percent increase and a 1 percent increase to gross margin, respectively. The increases were partially offset by a 16 percent decrease due to lower pricing as well as foreign currency headwinds of 7 percent. Gross margin percent of approximately 36 percent decreased compared to approximately 37 percent in the prior year period. Excluding the impact of the one-time commercial actions, our gross margin as a percent of revenue was approximately 40 percent which increased compared to approximately 37 percent in the prior year as a result of continued cost improvement due to supply network changes partially offset by lower pricing during the period.
Selling, general and administrative expenses
Three Months Ended September 30, 2025 vs. 2024
Selling, general and administrative expenses of $167.4 million increased by $8.2 million, or 5 percent, versus the prior year period primarily as a result of continued investment to support new products.
Nine Months Ended September 30, 2025 vs. 2024
Selling, general and administrative expenses of $516.2 million increased by $28.3 million, or 6 percent, versus the prior year period. The increase in selling, general and administrative expenses is primarily the result of investment to support new products as well as additional sales force in Brazil.
Research and development expenses
Three Months Ended September 30, 2025 vs. 2024
Research and development expenses of $63.3 million decreased by $5.7 million or 8 percent compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
Nine Months Ended September 30, 2025 vs. 2024
Research and development expenses of $198.4 million decreased by $7.4 million or 4 percent compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.

Depreciation and amortization
Three Months Ended September 30, 2025 vs. 2024
Depreciation and amortization of $43.4 million remained flat versus previous year.
Nine Months Ended September 30, 2025 vs. 2024
Depreciation and amortization of $130.5 million decreased by $2.7 million or 2 percent as compared to the prior year period of $133.2 million. The decrease was the result of the write off of certain assets during 2024 as part of our Project Focus restructuring initiative.
Interest expense, net
Three Months Ended September 30, 2025 vs. 2024
Interest expense, net of $64.1 million increased by $5.4 million or 9 percent compared to the prior year period of $58.7 million primarily driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025, which increased interest expense by $8.7 million as well as an increase of $0.6 million driven by higher interest rates and debt balances in our foreign portfolio. The increase was partially offset by a decrease of $3.7 million driven by lower domestic short-term balances and rates.
Nine Months Ended September 30, 2025 vs. 2024

Interest expense, net of 175.2 million decreased by $8.8 million or 5 percent compared to the prior year period of 184.0 million primarily driven by lower domestic short-term balances and rates, which decreased interest expense by approximately $20.0 million. The decrease in interest expense was partially offset by an increase of $11.9 million driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025.
Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2025	2024	2025	2024
Restructuring charges	$49.9	$15.7	$76.5	$133.2
Other charges (income), net	244.6	6.9	272.5	25.4
Total restructuring and other charges (income)	$294.5	$22.6	$349.0	$158.6
Three Months Ended September 30, 2025 vs. 2024
Restructuring and other charges (income) primarily consists of $49.7 million in costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus include of $34.8 million of charges recorded in connection with a shutdown of a product line at one of our manufacturing locations, which includes $27.5 million of abandonment charges on assets identified for disposal. Additionally, we recorded other Project Focus-related charges during the period including $3.5 million of professional service provider costs and other miscellaneous charges, $3.9 million of severance and employee separation costs, and write-offs of $7.5 million on assets identified for disposal. In connection with the restructuring initiative, the Company expects to incur pre-tax restructuring charges in the range of approximately $425 million to $475 million, inclusive of charges incurred beginning in 2023 through September 30, 2025. We have increased our previously disclosed range by approximately $50 million, at the midpoint, to include additional charges related to the shutdown of a product line at one of our manufacturing sites. The estimate for total Project Focus charges, which is subject to future changes, also includes severance and related benefit costs in the range of $100 to $110 million, asset write-off and contract abandonment charges of approximately $280 to $300 million, and other costs of $45 to $65 million. We have implemented substantially all the activities associated with the plan and expect the plan to be complete by the end of 2025. However, we may incur additional asset write-off charges and other exit and disposal costs should additional activities be implemented under the restructuring program. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance. During the three months ended September 30, 2025, we also recorded charges of $0.2 million for miscellaneous activity related to previously implemented restructuring initiatives.

Restructuring and other charges (income) during 2024 primarily consists of charges incurred related to Project Focus including charges of $7.0 million of severance and employee separation costs, $5.4 million of professional service provider costs and other miscellaneous charges, and write-offs of $6.2 million on assets identified for disposal. During the three months ended September 30, 2024, we also recognized income of $2.9 million related to previously implemented restructuring initiatives including a gain recognized on the disposition of a previously closed manufacturing site.
Other charges (income) of $244.6 million are primarily related to the asset impairment charge incurred related to the India held for sale business. Following the commercial adjustments to prepare the India business for sale, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sale, was recorded as an impairment charge of $226.8 million. During the three months ended September 30, 2025, we also incurred $0.6 million in charges for third party provider costs in connection with preparing the India business for sale. Other charges (income) for the three months ended September 30, 2025 also included $7.7 million in currency related charges driven by devaluation actions taken by the Argentine Government during the third quarter of 2025, $4.9 million of charges associated with our environmental sites, and $4.6 million of other miscellaneous charges.
Other charges (income) net in 2024 of $6.9 million is comprised of $4.8 million of charges associated with our environmental sites, and $2.1 million of other miscellaneous charges.
Nine Months Ended September 30, 2025 vs. 2024
Restructuring and other charges (income) primarily consists of $76.4 million of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus include of $34.8 million of charges recorded in connection with a shutdown of a product line at one of our manufacturing locations, which includes $27.5 million of abandonment charges on assets identified for disposal. Additionally, we recorded other Project Focus-related charges of $15.0 million of professional service provider costs and other miscellaneous charges associated with the project, $13.5 million of severance and employee separation costs, and write-offs of $13.1 million on assets identified for disposal. During the nine months ended September 30, 2025, we also recorded charges of $0.1 million for miscellaneous activity related to previously implemented restructuring initiatives.
Restructuring and other charges (income) during 2024 primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred in connection with the initiative consist of $53.3 million of non-cash asset write off charges resulting from the contract termination with one of our third-party manufacturers, $44.5 million of severance and employee separation costs, including costs associated with the CEO transition, $24.1 million of professional service provider costs and other miscellaneous charges, and write-offs of $14.4 million on assets identified for disposal. During the nine months ended September 30, 2024, we also recognized income of $3.1 million related to previously implemented restructuring initiatives including a gain recognized on the disposition of a previously closed manufacturing site.
Other charges (income) of $272.5 million are primarily related to the asset impairment charge incurred related to the India held for sale business. Following the commercial adjustments to prepare the India business for sale, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sale, was recorded as an impairment charge of $226.8 million. We also incurred $0.6 million in charges for third party provider costs in connection with preparing the India business for sale. Other charges (income) for the three months ended September 30, 2025 also included $7.7 million in currency related charges driven by devaluation actions taken by the Argentine Government during the third quarter of 2025, $15.8 million of charges associated with our environmental sites, a charge of $11.9 million due to changes in our estimate for Furadan ® disposal costs at our Middleport site, and $9.7 million of other miscellaneous charges.
Other charges (income) during 2024 of $25.4 million is comprised of $13.8 million of charges associated with our environmental sites and $11.6 million of other miscellaneous charges.

Non-operating pension, postretirement and other charges (income)
Three Months Ended September 30, 2025 vs. 2024
Charges for the three months ended September 30, 2025 were $5.6 million compared to $4.4 million for the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 vs. 2024
Charges for the nine months ended September 30, 2025 were $15.4 million compared to $12.9 million for the three months ended September 30, 2024. The increase is primarily attributed to the charge of $3.3 million incurred as a make-whole premium in connection with the early redemption of $500 million of the Senior Notes due May 18, 2026.
Provision for income taxes
Three Months Ended September 30, 2025 vs. 2024
The provision for income taxes for the three months ended September 30, 2025 was $82.2 million resulting in an effective tax rate of negative 17.6 percent. The provision for income taxes for the three months ended September 30, 2024 was $6.0 million resulting in an effective tax rate of 8.3 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by the factors shown in the table below as well as global mix of earnings.

	Three Months Ended September 30,
	2025			2024
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(466.0)	$82.2	(17.6)%	$72.5	$6.0	8.3%
Corporate special charges (income)(1)	594.6	16.4		27.0	5.0
Revisions to Valuation allowances of historical deferred tax assets	—	(46.4)		—	—
Net impact of Switzerland tax incentives(2,3)	—	(18.6)		—	—
Foreign currency and other discrete items(2)	—	(18.1)		—	0.7
Non-GAAP - Continuing operations	$128.6	$15.5	12.1%	$99.5	$11.7	11.8%
_______________
(1)    Charges and write-down of net assets associated with the India held for sale business were recorded without an associated tax benefit.
(2)    Refer to Notes 3 and 4 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
(3)    In connection with the establishment of a global technology and innovation center in Switzerland, we recorded a net tax benefit of approximately $300 million during the second quarter of 2024. Refer to Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information.

Nine Months Ended September 30, 2025 vs. 2024
The provision for income taxes for the nine months ended September 30, 2025 was $110.1 million resulting in an effective tax rate of negative 27.4 percent. The benefit for income taxes for the nine months ended September 30, 2024 was $298.9 million resulting in an effective tax rate of negative 398.5 percent. The change in the effective tax rate from GAAP continuing operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by the factors shown in the table below as well as global mix of earnings.

	Nine Months Ended September 30, 2025
	2025			2024
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(402.3)	$110.1	(27.4)%	$75.0	$(298.9)	(398.5)%
Corporate special charges (income) (1)	658.9	27.6		171.5	28.4
Revisions to valuation allowances of historical deferred tax assets	—	(45.2)		—	1.6
Net impact of Switzerland tax incentives(2,3)	—	(31.9)		—	300.0
Foreign currency and other discrete items (2)	—	(27.2)		—	3.4
Non-GAAP - Continuing operations	$256.6	$33.4	13.0%	$246.5	$34.5	14.0%
_______________
(1)    Charges and write-down of net assets associated with the India held for sale business were recorded without an associated tax benefit.
(2)     Refer to Note 3 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
(3)     In connection with the establishment of a global technology and innovation center in Switzerland, we recorded a net tax benefit of approximately $300 million during the second quarter of 2024. Refer to Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information.
Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended September 30, 2025 vs. 2024
Discontinued operations, net of income taxes represented loss of $20.4 million for the three months ended September 30, 2025 compared to a loss of $0.9 million for the three months ended September 30, 2024. The activity in both the three months ended September 30, 2025 and 2024 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations.
Nine Months Ended September 30, 2025 vs. 2024
Discontinued operations, net of income taxes represented loss of $4.0 million for the nine months ended September 30, 2025 compared to a loss of $16.2 million for the nine months ended September 30, 2024. The income during the nine months ended September 30, 2025 was primarily the result of a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases. The activity in the nine months ended September 30, 2024 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations partially offset by a gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.

Net income (loss)
Three Months Ended September 30, 2025 vs. 2024
The net loss recognized during the period was $568.6 million as compared to net income of $65.6 million in the prior year period. The change year over year is primarily attributable to the approximately $510 million of adjustments recorded in connection with the India held for sale business including $282.2 million in charges related to one-time commercial actions recorded during the period and an impairment charge of $226.8 million to record the assets held for sale at their estimated fair value less costs to sell. During the third quarter of 2025, we also recorded a valuation allowance of approximately $47 million against historical deferred tax assets associated with interest expense that we do not anticipate being able to utilize in the future due to the recently enacted One Big Beautiful Bill ("OBBB") Act, which resulted in an increase to our provision for income taxes as compared to the prior year period.
Nine Months Ended September 30, 2025 vs. 2024
The net loss recognized during the period was $516.4 million as compared to net income of $357.7 million in the prior year period. The decrease in results was significantly impacted by the India held for sale business. One-time commercial actions to prepare the India commercial business for sale resulted in charges of $282.2 million and we recorded an impairment charge on the related assets held for sale of $226.8 million during the period. The change in the provision for income taxes also contributed to the decrease in net income during the period. The benefit for income taxes for the nine months ended September 30, 2024 was the result of a tax benefit of approximately $300 million recorded due to changes in our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland. In comparison, we recorded a $110.1 million provision for income taxes during the nine months ended September 30, 2025.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (Non-GAAP)
The Adjusted EBITDA amounts discussed below for three and nine months ended September 30, 2025 and 2024 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended September 30, 2025 vs. 2024
Adjusted EBITDA of $236.1 million increased $34.7 million, or approximately 17 percent versus the prior year period. The increase was due to favorable costs of approximately 49 percent and higher volumes of approximately 12 percent. These increases were partially offset by pricing pressure of 33 percent, primarily due to adjustments on certain "cost-plus" contracts with specific diamide partners along with increased competition in the market, particularly due to generic competition in Latin America and Asia. Foreign exchange impacts were a headwind of 6 percent. Adjusted EBITDA for the three months ended September 30, 2024 includes contributions from the India commercial business. However, the three months ended September 30, 2025 excludes the operating results of the India commercial business as the held for sale period began in the third quarter of 2025. This exclusion accounts for 5 percent of the decrease in Adjusted EBITDA as compared to the prior year period.
Nine Months Ended September 30, 2025 vs 2024
Adjusted EBITDA of $562.3 million decreased $1.4 million, or essentially flat versus the prior year period. Adjusted EBITDA was impacted by favorable costs of approximately 41 percent and volume improvement of approximately 2 percent during the period. These increases were offset by a decrease in price impacting adjusted EBITDA by 33 percent as well as foreign exchange headwinds of 8 percent. Adjusted EBITDA for the nine months ended September 30, 2024 includes contributions from the India commercial business. However, the nine months ended September 30, 2025 excludes the operating results of the India commercial business for three months as the held for sale period began in the third quarter of 2025. This exclusion accounts for 2 percent of the decrease in Adjusted EBITDA as compared to the prior year period.
For 2025, full year Adjusted EBITDA is expected to be in the range of $830 million to $870 million, a decrease of 6 percent at the midpoint versus 2024 results. Although we provide a forecast for Adjusted EBITDA, a Non-GAAP financial measure, we are not able to forecast the most directly comparable measure calculated and presented in accordance with U.S. GAAP. See note 1 to our 2025 Outlook Update within this section of the Form 10-Q.

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
Cash
Cash and cash equivalents at September 30, 2025 and December 31, 2024, were $497.7 million and $357.3 million, respectively. Of the cash and cash equivalents balance at September 30, 2025, $487.5 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within our 2024 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At September 30, 2025, we had total debt of $4,542.2 million as compared to $3,365.3 million at December 31, 2024. Total debt included $3,270.5 million and $3,027.9 million of long-term debt (excluding current portions of $88.4 million and $76.1 million) at September 30, 2025 and December 31, 2024, respectively. Our short-term debt consists of foreign borrowings and borrowings under our commercial paper program. Foreign borrowings increased from $135.7 million at December 31, 2024 to $201.5 million at September 30, 2025 while outstanding commercial paper increased from $125.6 million at December 31, 2024 to $981.8 million at September 30, 2025. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.
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
As of September 30, 2025, we were in compliance with all of our debt covenants. We have begun discussions to amend the financial covenants to our revolving credit facility to provide us with additional flexibility as we navigate various challenges. We anticipate executing an amendment in the fourth quarter of 2025.
Access to credit and future liquidity and funding needs
At September 30, 2025, our remaining borrowing capacity under our credit facility was $808.4 million. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. At September 30, 2025, we had $981.8 million commercial paper borrowings under the commercial paper program. At September 30, 2025, the average effective interest rate on the borrowings was 5.0 percent. Our commercial paper balances fluctuate from year to year depending on working capital needs. Based on cash generated from operations, our existing liquidity facilities, which includes the revolving credit agreement with the option to increase capacity up to $2.75 billion, and anticipated access to debt capital markets, we expect to have adequate liquidity to meet any of the company's debt obligations in the near term including any current portion of long-term debt.
Refer to the discussion regarding dividends in the Free Cash Flow (non-GAAP) section below for further details on the Board's decision to reduce the quarterly dividend beginning in December 2025.

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
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(663.3) million and $308.8 million for the nine months ended September 30, 2025 and 2024, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30,
	2025	2024
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes (GAAP)	$(211.7)	$271.9
Restructuring and other charges (income), non-cash commercial actions for India held for sale business and depreciation and amortization	761.7	291.8
Change in trade receivables, net (1)	(311.6)	(269.9)
Change in guarantees of vendor financing	(42.8)	8.3
Change in advance payments from customers (2)	(453.8)	(481.8)
Change in accrued customer rebates (3)	342.5	363.5
Change in inventories (4)	(146.6)	301.3
Change in accounts payable (5)	(28.2)	206.0
Change in all other operating assets and liabilities (6)	(179.0)	31.5
Restructuring and other spending (7)	(81.0)	(102.5)
Environmental spending, continuing, net of recoveries (8)	(23.8)	(22.3)
Pension and other postretirement benefit contributions (9)	(2.7)	(2.3)
Net interest payments (10)	(130.0)	(149.6)
Tax payments, net of refunds (11)	(156.3)	(137.1)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(663.3)	$308.8
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2025 was driven by timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. During the nine months ended September 30, 2025, we collected approximately $623.0 million of receivables in Brazil.
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
(4)Changes in inventory reflect the higher inventory build required during 2025 to meet projected demand compared to the 2024 period which continued to be impacted by a lower sales outlook as a result of the channel destocking.
(5)The 2025 change in cash flows was driven by the timing of payments made to suppliers and vendors. As of September 30, 2025, approximately 97% of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criterion.
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
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the nine months ended September 30, 2025 and 2024.
(10)Cash paid for interest, net was lower during 2025 primarily due to the timing of interest payments as well as lower interest rates.
(11)Amounts shown in the chart represent net payments of our continued operations. Tax payments in 2025 include nonrecurring payments of approximately $49 million for our final U.S. transition tax required by the 2017 Tax Cuts and Jobs Act and approximately $16 million associated with certain taxes accrued in 2023 in connection with our establishment of a global technology and innovation center in Switzerland.
Cash provided (required) by operating activities of discontinued operations was $(53.7) million and $(37.2) million for the nine months ended September 30, 2025 and 2024, respectively.
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
Cash provided (required) by investing activities of continuing operations was $(84.4) million and $(55.9) million for the nine months ended September 30, 2025 and 2024, respectively.
Cash required by investing activities of continuing operations increased during the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to timing of payments related to capital expenditures. During the nine months ended September 30, 2025, we also paid approximately $9 million to Environmental Science US, LLC d/b/a Envu as a true-up of the final working capital adjustment related to the sale of our Global Specialty Solutions ("GSS") business.
Cash provided (required) by financing activities of continuing operations was $932.1 million and $(101.5) million for the nine months ended September 30, 2025 and 2024, respectively.
Cash provided by financing activities of continuing operations increased during the nine months ended September 30, 2025, compared to the same period in the prior year primarily due to the proceeds of $750 million from the Subordinated Notes as well as higher commercial paper balances. The increase was partially offset by the redemption of $500 million of senior notes and financing fees associated with the issuance of the Subordinated Notes. There were no share repurchases during the nine months ended September 30, 2025 and 2024 under the publicly announced program.

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

The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Nine Months Ended September 30,
	2025	2024
Cash provided (required) by operating activities of continuing operations (GAAP)(1)	$(663.3)	$308.8

Capital expenditures(2)	(70.3)	(46.3)
Other investing activities(2)(3)	(1.2)	(5.2)
Capital additions and other investing activities	$(71.5)	$(51.5)

Cash provided (required) by operating activities of discontinued operations(4)	(53.7)	(37.2)

Divestiture transaction costs (5)	—	4.6

Free cash flow (Non-GAAP)(6)	$(788.5)	$224.7
___________________
(1)Includes cash payments made in connection with our Project Focus transformation program of $77.0 million and $89.9 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(3)Included in the amounts is cash spending associated with contract manufacturers of $2.7 million for the nine months ended September 30, 2024.
(4)Refer to the above discussion for further details.
(5)Represents transactional-related costs such as legal and professional third-party fees associated with the anticipated sale of our GSS business. Proceeds from the sale of our GSS business are excluded from free cash flow; therefore, we have also excluded the related transaction costs from free cash flow.
(6)Free cash flow is defined as cash provided (required) by operating activities of continuing operations (GAAP) adjusted for spending for capital additions and other investing activities as well as cash provided (required) by discontinued operations and divestiture transaction costs associated with the sale of our GSS business. We believe that this Non-GAAP financial measure provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions and return capital to shareholders through share repurchases and dividends. Our use of free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under U.S. GAAP.

2025 Cash Flow Outlook
Our cash needs for 2025 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2025, our remaining borrowing capacity under our credit facility was $808.4 million.
We expect 2025 free cash flow (Non-GAAP) to fall within a range of approximately negative $200 million and zero. The expected decrease in this measure at the midpoint is primarily the result of lower cash from operations and our expectation of a normalization of working capital after the pronounced correction in 2024. Refer to the note to our "2025 Outlook Update" for further discussion regarding our ability to forecast the most directly comparable measures calculated and presented in accordance with U.S. GAAP.
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
Restructuring and asset retirement obligations
We expect to make payments of approximately $90 million to $110 million in 2025, which primarily relates to Project Focus activities. As previously noted in the section titled "Results of Operations," we increased our previously disclosed range by approximately $50 million, at the midpoint, and now expect to incur approximately $425 million to $475 million of pre-tax restructuring charges in total over the life of the program. This range includes $150 to $160 million of non-cash asset write-off charges. We expect cash payments of approximately $150 million to be paid in association with contract abandonment activities executed under the program. The first of these annual payments was paid during the first quarter of 2025, which is included in the restructuring range disclosed above, and the remaining payments will be made over the next several years. The estimate also includes, but is not limited to, costs needed to transition various activities to Switzerland in order to realize the benefits associated with tax incentives awarded to the Company, employee severance and related benefit costs, and consulting and other professional service fees. We have implemented substantially all the activities associated with the plan and expect the plan to be complete by the end of 2025. However, we may incur additional asset write-off charges and other exit and disposal costs should additional activities be implemented under the restructuring program. The Company achieved $165 million in cost benefits in 2024 and the targeted annual run-rate savings is more than $225 million by the end of 2025 from the program once fully implemented, which is expected by the end of 2025.
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
Dividends
During the nine months ended September 30, 2025 and September 30, 2024, we paid dividends of $218.4 million and $217.9 million, respectively. On October 16, 2025, we paid dividends totaling $72.9 million to our shareholders of record as of September 30, 2025. We expect to continue to make quarterly dividend payments. However, as part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors has made the decision to reduce the quarterly dividend to $0.08 per share beginning with the dividend declaration in December 2025. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. The company has a long history of returning cash to shareholders and will continue to evaluate its capital allocation on an ongoing basis.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2024 can be found within Part II, Item 7 of our 2024 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2025.
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
At September 30, 2025, our financial instrument position was a net liability of $39.3 million compared to a net asset of $34.1 million at December 31, 2024. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2025 and December 31, 2024, with all other variables (including interest rates) held constant. As of September 30, 2025 and December 31, 2024, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2025 and December 31, 2024, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2025	$(39.3)	$(90.1)	$(23.4)

Net asset (liability) position at December 31, 2024	34.1	50.8	(8.2)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2025 and December 31, 2024, we had no outstanding interest rate swap contracts, and, as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at September 30, 2025, is composed of 74 percent fixed-rate debt and 26 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2025, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $8.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $8.9 million for the nine months ended September 30, 2025.
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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 2025	2,102	$41.84	—	$—	$825,000,142
August 2025	3,743	36.89	—	—	825,000,142
September 2025	6,543	34.35	—	—	825,000,142
Total Q3 2025	12,388	$36.39	—	$—	$825,000,142
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares until December 31, 2027, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the nine months ended September 30, 2025. At September 30, 2025, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2025, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.

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
Date: October 30, 2025