Form 10-K
period 2025-12-31
FMC CORP
filed 2026-02-27
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
__________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025, the last day of the registrant’s second fiscal quarter, was $5,177,967,529. The market value of voting stock held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2025, there were 124,934,056 of the registrant's common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2026 Annual Meeting of Stockholders	Part III

FMC Corporation
2025 Form 10-K

PART I
FMC Corporation was incorporated in 1928 under Delaware law and has its principal executive offices at 2929 Walnut Street, Philadelphia, Pennsylvania 19104. Throughout this annual report on Form 10-K, except where otherwise stated or indicated by the context, "FMC," the "Company," "We," "Us," or "Our" means FMC Corporation and its consolidated subsidiaries and their predecessors. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission ("SEC"), and any amendments to those reports, are available on our website at www.fmc.com as soon as practicable after we furnish such materials to the SEC.
ITEM 1.    BUSINESS
General
FMC Corporation is a global agricultural sciences company dedicated to providing farmers with innovative solutions that increase the productivity and resilience of their land. We operate in a single distinct business segment. We develop, market and sell all three major classes of crop protection chemicals (insecticides, herbicides and fungicides) as well as biologicals, crop nutrition, and seed treatment products, which we group as plant health. FMC’s innovative crop protection solutions help growers produce food, feed, fiber and fuel for an expanding world population while adapting to a changing environment. FMC is committed to discovering new insecticide, herbicide, and fungicide active ingredients, product formulations and pioneering technologies that are consistently better for the planet.
FMC Strategy
We are a tier-one leader in the agrochemicals/crop protection market. Our position in the market is driven by our technology and innovation, as well as our geographic balance and crop diversity.
As announced in February 2026, the FMC Board of Directors has authorized the exploration of strategic options, including but not limited to, the sale of the company to unlock shareholder value and ensure that the growth and core portfolios are best positioned for long-term success. FMC's four new active ingredients, along with its broader development pipeline, are unique and transformative. The company believes there is significant opportunity to enhance shareholder value by accelerating growth and delivering enhanced financial results with additional investment in these technologies. The strategic review is at a preliminary stage, and there can be no assurance that the process will result in any transaction.
FMC remains focused on executing our 2026 operational priorities, which include strengthening the balance sheet, improving the competitiveness of our core portfolio, managing our post-patent Rynaxypyr® active strategy and supporting growth of new active ingredients. We aim to strengthen our balance sheet by paying down debt through asset sales and licensing agreements, including the sale of our India commercial business. In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. FMC plans to continue to actively participate in the India market through a supply agreement with the eventual buyer of the business for its patented and data-protected portfolio, ranging from new diamide technologies to active ingredients and biologicals. The Company will continue its active ingredients manufacturing operations in India. The sale process is underway and is expected to conclude in 2026. Further priorities focus on improving the competitiveness of our core portfolio and managing the post-patent transition for Rynaxypyr® active. We will also continue advancing commercialization of new active ingredients, including Isoflex® active, fluindapyr, Dodhylex™ active and rimisoxafen.
FMC’s strategy also includes a focus on increasing operating leverage, optimizing functional costs, and driving a fit-for-purpose and resilient supply network. FMC’s 2024 restructuring efforts generated $165 million in cost benefits. In 2025, FMC launched Project Foundation, a multi-year program to optimize our manufacturing footprint and reduce structural costs. The initiative focuses on exiting high-cost production sites, consolidating operations, and streamlining the organizational cost base to improve efficiency and competitiveness. Strategically, it aims to deliver sustainable margin improvement and position FMC for long-term growth by creating a leaner, more agile operating model.
FMC remains committed to leading the industry in safety, inclusion, and sustainability. We are collectively committed to working safely every day to ensure the safety of our people and products. We also strive to create an environment that fosters a culture of belonging across our team of 5,500 global employees. Additionally, we are committed to delivering products that improve agricultural productivity while protecting the environment for future generations. Our focus on sustainability covers both the impacts of climate change on our business as well as our business on the climate. These values of safety, inclusion, and sustainability define FMC and guide how we do business.

Acquisitions and Divestitures
Through FMC Ventures, our venture capital arm, we have made strategic investments in start-ups and early-stage companies that are developing and applying emerging technologies in the agricultural industry. As previously mentioned, FMC announced our intention to divest our India commercial business as part of our portfolio optimization strategy. The business is classified as “held for sale” beginning in the third quarter of 2025. FMC expects the divestiture to close in 2026, subject to customary regulatory approvals.
Financial Information About Our Business
(Financial Information in Millions)
The following table shows the principal products produced by our business, its raw materials and uses:

Product	Raw Materials	Uses
Insecticides	Synthetic chemical intermediates	Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and for non-agricultural applications including pest control for home, garden and other specialty markets
Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including roadsides
Fungicides	Synthetic chemical intermediates	Protection of crops, including cereals, fruits and vegetables from fungal disease
Plant Health	Biological intermediates	Protection of crops, including soybean, corn, fruits and vegetables, cotton, sugarcane, rice, and cereals, from insects and diseases and enhancement of yields
The following charts detail our sales by major geographic region and major product category:
_________________
Revenue by region and by product category for 2025 includes revenue charges of approximately $422 million driven by the one-time commercial actions to prepare the India commercial business for sale. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further details on the India held for sale business.

The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2025	2024
Long-lived assets (1)
North America	$843.3	$956.0
Latin America	187.6	278.8
Europe, Middle East, and Africa	2,357.9	3,685.4
Asia	123.8	251.0
Total	$3,512.6	$5,171.2
________________
(1)Geographic long-lived assets exclude long-term deferred income taxes.
Products and Markets
Our portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority of our product lines consist of insecticides and herbicides, and we have a growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds. We are also investing in our Plant Health program which includes biologicals, crop nutrition, and seed treatment products. Biological technologies offer excellent sustainability profiles and serve as strong complements to our synthetic products. Our biologicals feature attributes such as high stability, long shelf life, low use rates and compatibility with other chemistries.
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

Industry Overview
The three principal categories of agricultural and non-crop chemicals are: herbicides, insecticides, and fungicides, representing approximately 41 percent, 30 percent and 27 percent of global agricultural crop protection market value, respectively.
The agrochemicals industry includes the following leading crop protection companies: FMC, ChemChina (owner of Syngenta Group, which includes the former Syngenta and Adama), Bayer AG (acquired Monsanto in 2018), BASF AG, Corteva Agriscience, and UPL Ltd. These six innovation companies currently represent approximately 76 percent of the crop protection industry’s global sales. The next group of agrochemical producers include Sumitomo Chemical Company Ltd. and Nufarm Ltd. FMC employs various differentiated strategies and competes with unique technologies focusing on certain crops, markets and geographies.
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
In 2025, our venture capital arm, FMC Ventures, continued to support its portfolio of collaborations and strategic investments in start-ups and early-stage companies working on new or disruptive technologies. These engagements, which support or augment our internal capabilities, span several important technology segments, including precision applications, ag-fintech, molecule encapsulation, and peptides.
Core Portfolio
Our core portfolio includes one of our two diamide-class molecules – Rynaxypyr® active (chlorantraniliprole), the world’s leading insect control technology – with annual revenues of approximately $0.8 billion in 2025. The core portfolio also includes our long standing synthetic herbicides and insecticides which continue to deliver strong performance across a variety of crops around the world. Our current diamide pipeline contains approximately eleven new products containing Rynaxypyr® active to be launched this decade. Our strategy for Rynaxypyr® active includes the introduction of novel formulations and mixture products as well as lower cost solo formulations. The first of these Rynaxypyr® active containing products, under the trademarks Elevest® insect control, Vantacor® insect control, and Altacor® eVo insect control, were launched in the US and other countries, including Canada and Australia, starting in late 2020 and launched in additional countries in 2025 onward. In 2023, Premio® Star insect control formulation was launched in Brazil and launched in other Latin American countries starting in 2026. The implementation of our lower cost diamide manufacturing strategy will also support our ability to compete with expected generic competitors following the expiration of our composition of matter and process patents covering Rynaxypyr® active.

Growth Portfolio
FMC’s growth portfolio includes products under patent or data protection in important markets and/or providing novel modes of action. We believe that FMC has one of the most productive crop protection pipelines in agriculture. The pipeline is highly valuable because it is biased toward new modes of action. The current R&D pipeline features 16 new active areas in discovery and 19 new active ingredients in development.
The growth portfolio includes our second diamide-class molecule, Cyazypyr® active (cyantraniliprole), which supports a portfolio of products that generated revenues of approximately $0.4 billion in 2025. Cyazypyr® active-containing brands, under the trademarks Verimark® insect control, Benevia® insect control, and Exirel® insect control were launched in certain southern European countries starting in 2023. Our current diamide pipeline contains approximately seven new products containing Cyazypyr® active expected to be launched this decade, and we continue to explore further innovations based on this diamide chemistry. We are developing novel formulations containing Cyazypyr® active which are intended to expand the spectrum of pest control and provide growers with lower cost in use. We also expect that implementation of our lower cost diamide manufacturing strategy will allow for continued competitiveness of Cyazypyr® active as generic entry begins following the expiration of the process patent in 2025 and after data protection expires in key countries.
Our growth portfolio also includes herbicide pipeline products featuring three molecules - Dodhylex™ active, Isoflex® active and rimisoxafen. Isoflex® active offers a new mode of action against weeds in cereals. We have launched herbicide brands powered by Isoflex® active for cereals in Australia, Argentina, Chile, China, Great Britain, India, Pakistan and Uruguay. In Brazil, we have launched for use in cotton and rice and will expand into wheat. We expect to significantly expand sales of these products to other parts of our EMEA and NA regions over the next five years.
Dodhylex™ active is the first active ingredient in the HRAC/ WSSA Group 28 and the first new herbicide with a novel mode of action in the industry in over three decades. This new mode of action herbicide was discovered at the FMC Stine Research Center and is a testament to FMC's commitment to innovation and our disciplined approach to advancing the most promising new molecules. FMC is working towards registering Dodhylex™ active for use in all major rice-growing countries across the globe and other additional crops. We have received registrations in Columbia, Ecuador, Peru, and South Korea and a conditional approval in the Philippines. The registration dossier for Dodhylex™ active and products containing Dodhylex™ active were submitted for review in India, Brazil, the United States, Taiwan, Japan, and Malaysia.
Rimisoxafen is a new dual mode of action herbicide designed to control troublesome and resistant broadleaf weeds including Palmer amaranth, waterhemp, and redroot pigweed. Palmer amaranth is a fast growing and harmful weed that has developed resistance to eight different herbicide modes of action on the market. Rimisoxafen will be intended for use in broadacre crops such as corn, soybean, cereals, pulses and sunflower. Rimisoxafen is in the development phase of our pipeline, and we expect to begin submitting regulatory dossiers for rimisoxafen in key markets starting in 2026.
Our fungicide pipeline portfolio includes fluindapyr. Fluindapyr controls a variety of key diseases in row and specialty crops around the world. Fluindapyr formulations are registered in the United States, Brazil, Paraguay, Mexico, South Korea, Ukraine and Argentina. Key crops include soybeans, corn, cotton, cereals, oilseed rape, fruits and vegetables, tree nuts and peanuts. Onsuva™ fungicide is available in Argentina and Brazil to prevent and control diseases affecting soybean, corn and peanut crops. Adastrio™ fungicide is registered in the U.S. for use in corn, grain sorghum, wheat, triticale and barley against anthracnose leaf blight, common rust, gray leaf spot, Northern corn leaf blight and Southern rust.
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

As of December 31, 2025, the Company owned a total of approximately 162 active granted U.S. patents, and 2,133 active granted foreign patents (includes Supplemental Patent Certificates); we also have approximately 1,648 patent applications pending globally.
More details regarding our granted patent estate are set forth in the tables below:
Diamides
Numbers of active Granted Patents by type, as of December 31, 2025:

	United States	Foreign
Active Ingredients	—	78
Intermediates/ Method of Manufacturing	14	205
Formulations/ Mixtures/ Applications	8	110
Total	22	393
Remaining life of Granted Patents, as of December 31, 2025:

	United States	Foreign
Through December 31, 2030 (i.e., 2026-2030)	15	323
2031 - 2035	2	1
2036 - 2040	2	67
2041 - 2045	3	2
Total	22	393
Pipeline
Numbers of active Granted Patents by type, as of December 31, 2025:

	United States	Foreign
Active Ingredients	8	192
Intermediates/ Method of Manufacturing	13	117
Formulations/ Mixtures/ Applications	10	262
Total	31	571
Remaining life of Granted Patents, as of December 31, 2025:

	United States	Foreign
Through December 31, 2030 (i.e., 2026-2030)	—	—
2031 - 2035	13	390
2036 - 2040	18	181
2041 - 2045	—	—
Total	31	571
We also own many trademarks that are well recognized by customers or product end-users. Unlike patents, ownership rights in trademarks can be continued indefinitely so long as the trademarks are properly used, and renewal fees are paid.
We actively monitor and manage our patents and trademarks to maintain and protect our rights in these assets and we strategically act when we believe our intellectual property rights are being infringed. Since 2022, continuing through 2025, we initiated proceedings to enforce several of our patents and trademarks against generic producers and infringers, resulting in multiple favorable judgments and settlements in several countries, including in the United States, India, and China. Patent validity challenges in response to enforcement efforts are expected as an ordinary defense tactic in patent enforcement cases. To date, such challenges have been raised in several of our enforcement cases and we intend to strategically defend any patents that are challenged. We believe that the invalidity or loss of any particular patent, trademark or licenses after appeal would be an unlikely possibility. Our intellectual property, including our patent and trademark estate related to our diamide insect control products based on Rynaxypyr® active and Cyazypyr® active ingredients in the aggregate are of material importance to our operations.

In June 2024, FMC initiated a lawsuit against Sharda USA LLC in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) for infringing two US Patents directed to insecticidal compositions containing the combination of bifenthrin and zeta-cypermethrin. In August 2024, FMC successfully obtained a preliminary injunction in the form of a Temporary Restraining Order (TRO) preventing Sharda from selling its generic WINNER product in the US. Sharda successfully overturned the preliminary injunction, and the case is currently remanded back to the District Court for trial on the merits.
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
In December 2024, Atticus LLC filed a declaratory judgment case against FMC in the US District Court for the Western District of North Carolina. Atticus requested the Court declare that Atticus’s contemplated formulated products containing chlorantraniliprole do not infringe FMC’s patents directed to certain chlorantraniliprole product formulations. In October 2025, FMC and Atticus settled this dispute. Atticus is now free to commercialize CTPR-containing products.
Patents involve complex factual and legal issues and thus each case is litigated on the merits, under relevant laws of the jurisdiction. Patent validity challenges in response to enforcement efforts are expected as an ordinary defense tactic in patent enforcement cases. We intend to strategically defend any patents that are challenged.
In early 2022, we received notice that certain third parties were seeking to invalidate our Chinese patents on a certain intermediate involved in producing chlorantraniliprole and a process to produce chlorantraniliprole and cyantraniliprole. During the third quarter of 2022, the China Patent Review Board ("Review Board") issued rulings which held that the two challenged patents were not valid in China. In 2023, we appealed the Review Board's decision to the Beijing IP Court. The Beijing IP Court upheld the decisions of the Review Board. We believe that the Beijing IP Court’s decisions were seriously flawed both on procedural and substantive grounds and we appealed the Review Board's decision to the People’s Supreme Court of China. Under Chinese law, the patents remain valid but are not enforceable pending appeal. As of the date of filing this Form 10-K, the patents under appeal have expired. As a result, we have withdrawn our appeal before the People’s Supreme Court of China. We do not believe that this decision, nor the decisions of the lower courts in China would materially adversely impact our enforcement of similar patents in other countries.
In several of our pending India patent enforcement cases, defendant infringers have sought to invalidate the asserted FMC patent(s), but as of the date of filing this Form 10- K, we are seeking to have these invalidation actions dismissed, as the patents have expired.
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
Research and Development Expense
The R&D efforts in our business focus on discovering and developing environmentally sound solutions — both new active ingredients and new product formulations — that meet the needs of farmers to maximize yields and control pests. We are focused on maintaining the site infrastructure at our R&D facilities, including the FMC Stine Research Center in Newark, Delaware, and continuously investing in high-quality equipment.
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
Employees
We employ approximately 5,500 people, which is split across our major geographical regions with 21 percent in North America, 13 percent in Latin America, 27 percent in Europe, Middle East & Africa, and 39 percent in Asia as of December 31, 2025.
We have one collective-bargaining agreement in the US and several collective-bargaining agreements or equivalent agreements in non-US-based locations. None of these agreements are considered material to our operations or financial position. Employees subject to these agreements do not represent a material portion of our overall employee headcount. Over the years, we have successfully renegotiated contracts without any material work stoppages. We cannot predict, however, the outcome of future contract negotiations.
Talent Development and Retention
Developing our talent is critical to FMC’s ability to attract and retain a highly skilled and engaged workforce who can lead competitively, innovate change, improve business performance, and successfully maintain a competitive advantage. We are committed to investing in our employees’ professional development through a range of programs and initiatives, including individual development plans, stretch projects, and rotational assignments. We provide all employees with access to a best-in-class on-demand learning platform featuring a vast library of courses, empowering employees to learn on their own schedule, fostering a culture of continuous learning and skill development. We also offer leadership development programs and executive coaching tailored for our leaders to equip them with the skills needed to effectively manage teams, drive performance and inspire innovation.
FMC continually strives to meet the needs of our employees, shareholders, and customers through competitive rewards, policies, and practices designed to attract, retain and motivate exceptional employees and drive both individual and Company performance. Performance-based direct pay programs include competitive base pay, short-term incentives, and long-term incentives. In addition, comprehensive global benefit packages are offered to support the health and well-being of employees and their families, enabling FMC to offer a comprehensive total reward package designed for employees throughout their career.

FMC Culture
An important element of our Company’s strategy is our commitment to creating an inclusive culture where every employee feels a sense of belonging and is empowered to thrive. Our goal is for everyone to have a voice, and know their contributions are valued at FMC. As an example of our efforts, we conduct an all-employee engagement survey designed to capture the voice of our employees and provide actionable insights to sustain an inclusive environment and support employees to perform at their best.
Safety
Safety is a core value at FMC. We are committed to building an injury‑free workplace where every person returns home the same way they arrived. We foster a culture of open reporting so we can learn from our mistakes and continuously improve our behaviors and processes. Our dedication to safety is reflected in our Total Recordable Incident Rate (TRIR) of 0.1491, which remains among the lowest in global industry and places us in the top decile of peer companies in North America. This performance underscores our collective commitment to working safely every day. We empower our people to always put safety first—both at work and at home.
Sustainability
We are committed to delivering products that improve agricultural productivity while protecting the environment for future generations. We recognize that sustainability goes beyond reducing greenhouse gas (GHG) emissions, it also encompasses human rights, the importance of nature, including biodiversity and how we utilize scarce resources such as water. We are aligned with the UN Sustainable Development Goals #2 (Zero Hunger), #8 (Decent Work and Economic Growth), #13 (Climate Action) and #15 (Life on Land). To reflect this commitment, we have established multiple sustainability goals, including goals related to net-zero GHG emissions, waste, water, and safety. FMC’s Climate Transition Plan, published in our sustainability report, outlines how climate‑related risks and opportunities are considered as part of our strategy to achieve net‑zero GHG emissions. To better understand climate‑related risks and opportunities, we utilized scenario analyses, informed by leading global frameworks, and integrate insights into long‑term planning and risk management processes. We report on our sustainability strategy, alignment with global frameworks (including the Task Force on Climate‑related Financial Disclosures and the Taskforce on Nature‑related Financial Disclosures), and progress on our sustainability goals annually in our sustainability report and CDP disclosures.
At FMC, we embed sustainability and stewardship at each stage of the product life cycle, and stewardship priorities are built into the core of research and development, portfolio and marketing strategies. We see transition market opportunities within our product portfolio to support growers in adapting to climate change through solutions that enhance productivity, resource efficiency, and improve resilience to more variable growing conditions. We have developed and utilize our Product Sustainability Assessment Tool to evaluate the sustainability attributes of new active ingredients in the research and development pipeline. This assessment, along with other product stewardship processes and tools, promotes the introduction and use of sustainably advantaged agricultural solutions. We continue to strive for open and transparent communications about our product stewardship successes and challenges. FMC is continuing to phase out Highly Hazardous Pesticides (“HHPs”) from our product portfolio. In 2025, HHPs accounted for approximately 0.1 percent of our total sales. This reduction of HHPs in our portfolio can be attributed to our internal processes which include continuous evaluation, close monitoring and subsequent phase out along with strong stewardship actions.
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

Information About Our Executive Officers
The executive officers of FMC Corporation, the offices they currently hold, their previous business experience and their ages as of December 31, 2025, are as follows.

Name	Age	Office and year of election
Pierre R. Brondeau	68	Chief Executive Officer (24-present, 10-20); Chairman of the Board (10-present); Executive Chairman of the Board (20-21); President (10-18); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (08-09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (07-08); Board Member, Marathon Oil (11-16); Board Member, T.E. Connectivity (07-21); Board Member, American Chemistry Council (17-22); Board Trustee, Franklin Institute (17-20), Board Member, Livent Corporation (18-24)
Andrew D. Sandifer	56
Executive Vice President and Chief Financial Officer (18-present); Vice President and Treasurer (16-18); Vice President, Corporate Transformation (14-16); Vice President, Strategic Development (10–14); Board Member, Philabundance (14-22); Board Trustee, Germantown Academy (17-present); Board Member, Koppers Holdings Inc. (23-present, Audit Committee Chair 25-present)

Thaisa Hugenneyer	46	Executive Vice President, Integrated Supply Chain (24-present); Chief Sustainability Officer (25-present); Vice President, Procurement, Logistics and Global Facilities (21-24); Board Member, Philadelphia Chamber of Commerce (24-present)
Sara Ponessa	54	Executive Vice President, General Counsel and Secretary (25 – present); Vice President, General Counsel and Secretary, Livent Corporation (18-25); Senior Business Counsel, FMC Lithium division (14-18); Business Counsel, FMC Alkali Chemicals division (12-14); Vice President and Risk Management and Compliance Section Manager, Wilmington Trust Company (06-12)
Vsevolod Rostovtsev	51	Executive Vice President, Chief Technology Officer (24-present); Vice President, Chief Technology Officer (23-24); Director of Discovery Chemistry for Agricultural Solutions (17-23); Various research and technical leadership roles at DuPont (12-17)
Jacqueline Scanlan	53	Executive Vice President, Chief Human Resources Officer (23-present); Senior Vice President, CHRO, Axalta (21-23); Senior Vice President, CHRO, Haemonetics (17-21); Corporate Vice President, Novo Nordisk (14-16); Vice President, Campbell Soup Company (07-14)
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

ITEM 1A.    RISK FACTORS
Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Risks Related to Business and Industry Conditions
Our business faces competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position.
Competition for our business includes not only generic suppliers of the same pesticidal active ingredients but also alternative proprietary pesticide chemistries and crop protection technologies that are bred into or applied onto seeds. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue. There are also changing competitive dynamics in the agrochemical industry as some of our competitors have consolidated, resulting in them having greater scale and diversity, as well as market reach.

Additionally, competition from generic agrochemical producers, particularly from producers based in China, has had and may continue to have a significant impact on our business and financial results, as a number of key product patents have expired in the last two decades. These competitive differences may not be overcome and may erode our business. Agriculture in many countries is changing and new technologies (e.g., precision pest prediction or application, data management) continue to emerge. At this time, the scope and potential impact of these technologies are largely unknown but could have the potential to disrupt our business.
Our markets are affected by climatic conditions, both chronic and acute, which could adversely impact our business.
Our business may be impacted by changing climate conditions, including physical risks from acute and chronic climate events and transition risks associated with longer‑term changes in markets and demand. The acute and chronic effects of climate conditions, including, but not limited to, drought, flooding, hurricanes, excessive heat and general volatility in seasonal temperatures, could adversely affect our operations globally. Drought and/or increased temperatures may change insect pest pressures, requiring growers to use more, less, or different insecticides. Longer-term shifts in temperature and precipitation patterns may also alter land suitability and crop mixes over time, changing pest and disease pressures and, in turn, demand for certain crop protection solutions. These shifts may become more rapid and persistent with rising temperatures and increasing GHG levels. Extreme weather events and natural disasters may result in, among other things, physical damage to our property and equipment, increased resource scarcity, including water, and interruptions to our supply chain. The nature of these events makes them difficult to predict and may result in significant costs or capital expenditures.

Unexpected market conditions may adversely impact our business due to the seasonal nature of the crop protection market and the geographic spread of our business.
In any given calendar quarter certain geographies may predominate the demand for our products in light of seasonal variations typically associated with the crop protection market and the geographic regions in which we operate. Unexpected market conditions in any such predominating geography, such as adverse weather, pest pressures, or other risks described herein, may impact our business if occurring during a calendar quarter in which such geography is predominating.
Changes in the regulatory environment, particularly in the U.S., Brazil, China, Argentina and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of producing and/or selling certain products.
We have continued to grow our geographic footprint particularly in Europe and Asia, which means that developments outside the U.S. will generally have a more significant effect on our operations than in the past. Our operations outside the U.S. are subject to special risks and restrictions, including: fluctuations in currency values; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions or tariffs; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad.
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
We do business in highly regulated industries. Changes in government regulations or trade association policies could adversely affect our results of operations.
Much of our business is subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict the Company’s ability to do business in its existing and target markets;

and adversely affect the Company’s revenues and operating results. Other regulations are applicable generally to all our businesses and corporate functions, including, without limitation, those promulgated under the FCPA, the Employee Retirement Income Security Act and other employment and health care related laws, federal and state securities laws, and the U.S. Patriot Act. Failure to comply with such regulations can result in additional costs, fines or criminal action.
A significant part of our operations is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have an adverse effect on our business. We cannot assure that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in our products. We are also exposed to residual risk because some of the facilities and land which we have acquired may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities which could significantly increase the cost of those operations.
Our agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the commodities we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include the Inflation Reduction Act, tariffs, taxes, duties, subsidies, import and export restrictions, outright embargoes and price controls on agricultural commodities. Because a portion of our commodity sales are to exporters, the imposition of export restrictions and other foreign countries’ regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.
Our Company manufactures certain agricultural nutrients and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the EPA and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and have an adverse impact on the Company’s financial results.
Varying definitions in regulations create regulatory uncertainty for our Company when adapting to new environmental rules, including changes to EPA requirements.
Regulatory bodies may use different definitions for regulated substances, which may result in uncertainty for our Company when adapting to new environmental rules. For example, the EPA defines PFAS as chemicals with two or more fluorinated carbon atoms whereas OECD defines PFAS as containing at least one fluorinated carbon atom. Increased pressure from non-government organizations and public opinion influence policy and regulatory bodies, which may result in frequent changes in federal and state regulations causing disparate standards across jurisdictions. This regulatory uncertainty may cause restrictions or bans on certain products, coupled with increased litigation risks due to opaque compliance requirements, as well as difficulty in long-term planning and investment decisions, which adversely impact product development and reformulation. Furthermore, regulatory uncertainty may increase cash outflows for compliance and securitization of reserves. These effects of regulatory uncertainty could adversely impact our financial results.
We are subject to customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements, including adversely affecting our stock price, results of operations and access to capital.
We face increasing regulatory reporting requirements related to sustainability topics, specifically in the European Union among other jurisdictions. At the same time, our customers, consumers and shareholders may be sensitive to environmental-related and other long-term sustainability issues. The focus on sustainability has resulted and may continue to result in new and changing regulations, including the need to comply with different regulatory regimes in different jurisdictions, and customer requirements that could affect us. These could cause us to incur additional capital expenditure and other costs or to make changes to our operations or reporting systems in order to comply with any new regulations and customer requirements.

We could also lose revenue, including as a result of negative publicity, if our customers divert business from us because we have not complied with their sustainability requirements. Increased regulatory scrutiny, consumer or customer legal actions, shareholder activism with respect to sustainability, shifting public and investor sentiment on sustainability matters could also lead to increased costs and disruption to operations. These potential costs, changes and loss of revenue could have a material adverse effect on our business, results of operations and financial condition. In addition, climate change may result in changes to the governmental policy around greenhouse gases and other environmental and sustainability‑related matters, including emission caps, trade regulations and other mechanisms to promote reduction of carbon emissions. Depending on their nature and scope, this could subject our manufacturing operations and suppliers to significant additional costs or limits on operations and affect the sources and supply of energy.
Our operating results could be significantly affected by the cost of commodities such as chemical raw material commodities, energy commodities, and harvested crop commodities.
Because most of our products are commodities, increases in commodity prices, including chemical raw material or energy commodity pricing, may negatively affect our financial results. There can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of fertilizer, natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material adverse impact on our business. We use hedging strategies, where available on reasonable terms, to address energy and material commodity price risks. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. However, we are unable to avoid the risk of medium-term and long-term increases. Additionally, fluctuations in harvested crop commodity prices could negatively impact our customers' ability to sell their products at previously forecasted prices resulting in reduced customer liquidity. Inadequate customer liquidity could affect our customers’ abilities to pay for our products and, therefore, affect existing and future sales or our ability to collect on customer receivables.
Changes in the price or availability of key raw materials for production of finished goods have had, and could again have, a material adverse impact on our businesses.
Certain raw materials are critical to our production processes and our purchasing strategy and supply chain design are complex. Our supply chain and business operations could be disrupted from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. We closely monitor raw material and supply chain costs. We source critical intermediates and finished products from a number of suppliers, largely outside of the U.S. and principally in China and India. From time to time, our profitability has been and may in the future be adversely impacted by the price and availability of these key inputs and other energy costs. In recent years, we have seen some logistics challenges, pointed supply chain shortages, and increased cost of goods due to disruptions in energy markets, inflation and tariffs. There is considerable uncertainty surrounding the trade relationship between the U.S. and trading partners — e.g., the tariffs on goods coming into the U.S. from China, the reciprocal tariffs on goods imported into the U.S. to match tariffs imposed by other nations on goods imported from the U.S., and China’s tariffs on imports of certain U.S. goods. Such changes have and may continue to adversely impact our business. In addition, the ongoing conflict between Russia and Ukraine and the related sanctions have led, and may continue to lead, to disruption and instability in global markets, supply chains and volatile pricing and availability of these key inputs and raw materials.
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
Risks Related to our Business Operations
A global catastrophic event could have a material adverse effect on our business.
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

As a chemical manufacturing company, our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, or disrupt our ability to supply our customers, any of which could adversely affect our business, results of operations and cash flows.
The operation of a chemical manufacturing business as well as the sale and distribution of chemical products are subject to operational as well as safety, health and environmental risks. Our manufacturing processes and those of our contract manufacturers are subject to hazards inherent in chemical manufacturing, which include explosions, fires, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties, information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, cyberattacks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, severe weather and natural disasters, large scale power outages and public health epidemics and pandemics. These events and their consequences could negatively impact our results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.
The production and/or processing of the insecticides, herbicides, and fungicides we develop, and the chemicals required, involve the handling, transportation, manufacture or use of certain substances or components that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or result in personal injury claims against us.
Interruptions at our key facilities may materially reduce the productivity of a particular manufacturing facility, or the profitability of our business as a whole.
We produce products through a combination of owned facilities and contract manufacturers. We own and operate large-scale active ingredient manufacturing facilities in the U.S. (Mobile), Puerto Rico (Manati), China (Jinshan), Denmark (Ronland), and India (Panoli). Our operating results are dependent in part on the continued operation of these production facilities. Interruptions at these facilities may materially reduce the productivity of a particular manufacturing facility, or the profitability of our business as a whole. Some of the hazards inherent in chemical manufacturing (e.g., spills, explosions, fires) may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities. In addition, the occurrence of material operating problems at our facilities, particularly at a facility that is the sole source of a particular product we manufacture, or a disruption in our supply chain or distribution operations may result in loss of production, which, in turn, may make it difficult for us to meet customer needs. Other disruptions in supply chains and distribution channels, including those caused by global or regional logistics delays and constraints, such as rail or other transportation interruptions, could disrupt our business operations. These events and their consequences could negatively impact our results of operations and cash flows, both during and after the period of operational difficulties, and could harm our reputation.
A shortage or unavailability of trucks, railcars, tugs, barges and ships for carrying our products and the raw materials we use in our business could result in customer dissatisfaction, loss of production or sales and higher transportation or equipment costs.
We rely heavily upon truck, rail, tug, barge and ocean freight transportation to obtain raw materials needed at our facilities and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, high fuel prices, labor disputes, layoffs or other factors affecting the availability of qualified transportation workers, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.
Strong demand for grain and other products and a strong world economy increases the demand for and reduces the availability of transportation, both domestically and internationally. Shortages of railcars, barges and ocean transport for carrying product and increased transit time causing delays and missed shipments may result in customer dissatisfaction, loss of sales and higher equipment and transportation costs. In addition, during periods when the shipping industry has a shortage of ships, the substantial time needed to build new ships prevents rapid market response.

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
Risks related to Acquisitions and Divestitures
Our exploration of strategic options may not result in entering into or completing transactions, when necessary, and the process of reviewing alternative strategic options or their conclusion could adversely affect our stock price.
In February 2026, we announced that the Company is engaging in a strategic review to explore options to enhance shareholder value. Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions, or licensing transactions, a combination of these, or other strategic transactions. There can be no assurance, however, that our review will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process, and we do not intend to provide updates unless or until the Board approves a specific action or otherwise determines that disclosure is appropriate or necessary. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company entering into or completing potential transactions within the anticipated timing or at all.
Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming, may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any strategic options that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance stockholder value.
Our financial results could be harmed if we fail to implement the plan to divest the Company’s commercial business in India in the expected timeline.
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. The sale process is underway and is expected to conclude in 2026. The assets related to this business are classified as held for sale beginning in the third quarter of 2025. However, we may be unable to find a buyer willing to purchase this business, or may not receive an offer on terms favorable to us. Further, if the sale process becomes protracted, we may have to hold onto the commercial business for longer than anticipated, which may have a continued adverse impact on our financial results. Failure to complete the divestment in the expected timeline and to successfully enter into a supply agreement with the eventual buyer to participate in the India market could have an adverse impact on the Company’s financial results.
The FMC Lithium separation might be interpreted as a taxable event by the IRS or local taxing authorities, subjecting the Company to material tax liabilities.
We received an opinion from outside counsel to the effect that the spin-off of FMC Lithium as a distribution to our stockholders, completed in March 2019, qualified as a non-taxable transaction for U.S. federal income tax purposes. The opinion is based on certain assumptions and representations as to factual matters from both FMC and FMC Lithium, as well as certain covenants by those parties. The opinion cannot be relied upon if any of the assumptions, representations or covenants are incorrect, incomplete, inaccurate or violated in any material respect. The opinion of counsel is not binding upon the IRS or the courts and there is no assurance that the IRS or a court will not take a contrary position. It is possible that the IRS or a state or local taxing authority could take the position that the aforementioned transaction results in the recognition of significant taxable gain by FMC, in which case FMC may be subject to material tax liabilities.

Risks related to Portfolio Management
Any failure to realize benefits from acquisitions, alliances or joint ventures or to achieve our portfolio management objectives could adversely affect future financial results.
We continuously review our portfolio which includes the evaluation of potential business acquisitions that may strategically fit our business and strategic growth initiatives. If we are unable to successfully integrate and develop our acquired businesses, we could fail to achieve anticipated synergies including expected cost savings and revenue growth. Failure to achieve these anticipated synergies could materially and adversely affect our financial results. In addition to strategic acquisitions, we evaluate the diversity of our portfolio in light of our objectives and alignment with our growth strategy, which may result in divestiture of underperforming or non-strategic assets. In implementing this strategy, we may not be successful and the gains or losses on the divestiture of or lost operating income from such assets may affect the Company’s earnings and debt levels. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that negatively impact earnings and our financial position.
If we are unable to innovate and successfully introduce new products or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.
Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers. Our investment in the discovery and development of new pesticidal active ingredients relies on discovery of new chemical molecules, biological strains or formulations. Such discovery processes depend on our scientists being able to find new molecules, strains and formulations, which are novel and outside of patents held by others, and such molecules/strains/formulations being efficacious against target pests. Our process also depends on our ability to develop those molecules, strains and formulations into new products without creating an undue risk to human health and the environment as well as meeting applicable regulatory criteria. The timeline from active ingredient discovery through full development and product launch averages 8 to 10 years depending on local regulatory requirements; the complexity and duration of developing new products create risks that product concepts may fail during development or, when launched, may not meet then-current market needs or competitive conditions.
Our ability to compete effectively depends on our ability to protect our intellectual property rights.
Our innovation efforts are protected by patents, trade secrets and other intellectual property rights that cover many of our current products, manufacturing processes, and product uses, as well as many aspects of our research and development activities supporting our new product pipeline. Trademarks protect valuable brands associated with our products. Patents and trademarks are granted by individual jurisdictions and the duration of our patents depends on their respective jurisdictions and payment of annuities. Our future performance will depend on our ability to address expiration of active ingredient composition of matter patents. We are focused on effective enforcement of our patents that continue to cover key chemical intermediates and process patents, as well as portfolio life cycle management, particularly for our high value diamide insecticides for which our composition of matter patents on the active ingredient itself have expired in most countries and our process manufacturing and chemical intermediate patents only a limited remaining duration. See "Patents, Trademarks and Licenses" in Item 1 for more details. Patent and trademark enforcement is subject to the risks inherent in litigation, and our product portfolio life cycle management efforts may not be effective in maintaining our market position or the profitability of our products. If our innovation efforts fail to result in process improvements to reduce costs, such conditions could impede our competitive position. Some of our competitors may secure patents on production methods or uses of products that may limit our ability to compete cost-effectively.
The composition of matter patents on our Rynaxypyr® active and Cyazypyr® active ingredients have expired in all major markets, which will affect our ability to compete effectively.
In addition to the now-expired composition of matter patents for these diamide active ingredients, we also have patents regarding the production of these diamide active ingredients and chemical intermediates involved in such production, which expired in many major markets in December 2025. We compete with generic suppliers of the same pesticidal active ingredients and our competitive risks have increased and are expected to continue to as a result of the expired patents. For these diamide products, we also hold patents on certain formulations (including mixtures), trademark and data exclusivity protection in certain countries which have longer duration. For other products in our commercial and development portfolios, we have a broad estate of intellectual property including patents, trademark and data protection. We intend to strategically and vigorously enforce our patents and other forms of intellectual property against suspected infringers and have done so already against several third parties. However, third parties may seek to enter markets with infringing products or may find alternative production methods that avoid infringement.

We may not be successful in litigating to enforce our patents due to the risks inherent in any litigation. Patents involve complex factual and legal issues and, thus, the scope, validity or enforceability of any patent claims we have or may obtain cannot be clearly predicted. Patents may be challenged in the courts, as well as in various administrative proceedings before U.S. or foreign patent offices, and may be deemed unenforceable, invalidated or circumvented. We are currently and may in the future be a party to various lawsuits or administrative proceedings involving our patents. See "Patents, Trademarks and Licenses" in Item 1 for more details. Such challenges can result in some or all of the claims of the asserted patent being invalidated or deemed unenforceable. In such circumstances, an adverse patent enforcement decision could lead to the entry of competing products in relevant markets and may result in a material adverse impact our financial results.
Risks related to our Results of Operations
Our significant non-US operations expose us to global exchange rate fluctuations that could adversely impact our profitability.
We conduct a significant portion of our operations outside the U.S. Consequently, fluctuations in currencies of other countries, especially the Indian rupee, Brazilian real, Euro, Chinese yuan, Mexican peso, Australian dollar and Canadian dollar may materially affect our operating results. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the cost of balance sheet items denominated in foreign currencies. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or sales transaction using a currency different from the operating subsidiary’s functional currency. Given the volatility of exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, we may not be able to manage our currency transaction and translation risks effectively.
We use financial instruments to hedge certain exposure to foreign currency fluctuations, but those hedges in most cases cover existing balance sheet exposures and not future transactional exposures. We cannot guarantee that our hedging strategies will be effective. In addition, the use of financial instruments creates counterparty settlement risk. Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows.
We could be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations, financial condition, and cash flows.
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by and may fluctuate because of, among other things, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations, and taxes associated with the repatriation of our non-U.S. earnings. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. Additionally, we and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions with proper local transfer pricing documentation in place, tax authorities could propose and sustain adjustments. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, financial condition, and cash flows could be adversely affected. We, and our subsidiaries, are required to file certain tax returns and information reports with various tax authorities and government bodies. The failure to file returns or information reports could be punishable by civil penalties as well as other remedial measures which could adversely affect our operating results, financial condition, or cash flows. Additionally, further administrative guidance or other changes to the Global Anti-Base Erosion (GLOBE) rules that cause changes in tax legislation issued by the Organization for Economic Cooperation and Development (“OECD”) could potentially impact certain tax benefits previously received. There is no guarantee that administrative guidance or rules will remain unchanged or that the US government will adopt the global tax rules in accordance with the OECD approach, either of which could impact the value of the incentives granted to us and which could potentially lead to significant future international tax disputes.

We may incur significant non-cash charges if our long-lived assets become impaired in the future.
Under accounting principles generally accepted in the U.S. (“GAAP”), we review long-lived assets, including property, plant and equipment, if events or circumstances indicate that their carrying value may not be recoverable. The process of impairment testing involves a number of judgments and estimates made by management, including the fair values of assets and liabilities, future cash flows, our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our portfolio. If the judgments and estimates used in our analysis are not realized or change due to external factors, then actual results may not be consistent with these judgments and estimates, and our long-lived assets may become impaired in future periods. If our long-lived assets are determined to be impaired in the future, we may be required to record non-cash charges to earnings during the period in which the impairment is determined, which could be significant and have an adverse effect on our financial condition and results of operations. We have, in the past, and may in the future, be required to write down the value of our long-lived assets, and such future write downs could be material.
Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our U.S. Qualified Plan has been fully funded for the last several years and as such, the primary investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited. The portfolio is comprised of 100 percent fixed income securities and cash. Our plan assets and obligation under our U.S. Qualified Plan are both in excess of $900 million. Additionally, obligations related to our pension and postretirement plans reflect certain assumptions. To the extent actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly. While we provide other defined benefit, defined contribution and postretirement benefits to our employees and retirees, our risk is focused on our U.S. Qualified Plan given its size and impact on our consolidated financial position.
We may be subject to litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
We are involved from time to time in legal and regulatory proceedings, which may be material in the future. The outcome of proceedings, lawsuits and claims may differ from our expectations, leading us to change estimates of liabilities and related insurance receivables. Legal and regulatory proceedings, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct, may divert management’s attention and other resources, inhibit our ability to sell our products, result in adverse judgments for damages, injunctive relief, penalties and fines, and otherwise negatively affect our business. See Note 1 “Principal Accounting Policies and Related Financial Information,” Note 10 “Environmental Obligations” and Note 19 “Guarantees, Commitments and Contingencies” in the notes to our consolidated financial statements included in this Form 10-K for a description of our material pending legal proceedings.
Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business and as a result, may not be able to adequately cover our losses.
We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business, and certain hazards and risks associated with our operations may not be insurable. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations for an extended period of time and/or the imposition of civil or criminal penalties and liabilities. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are subject to various self-insured retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-insured retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. We may be unable to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.

Risks Related to the Ownership of Our Common Stock
Our stock price has experienced significant volatility and may continue to fluctuate substantially.
The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2025, our stock price declined by more than 70% from its 52-week high and, at times, fell over 35% in a single week following earnings announcements and revised revenue guidance. These sharp movements were driven by factors such as competing production of generic products, lower-than-expected demand for crop protection products, inventory normalization across the agricultural supply chain, and broader market conditions. The stock market, and the market for agricultural chemical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In addition, a large proportion of our common stock has been historically and may in the future be traded by short sellers, which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact the stock price regardless of actual operating performance. In the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of management’s attention and resources. Any adverse determination in litigation could also subject us to significant liabilities.
We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.
From time to time, we provide guidance regarding our expected financial and business performance. Predicting future conditions is inherently uncertain, and our guidance may ultimately prove inaccurate. Our projections depend on assumptions regarding various factors, such as crop protection demand, customer inventory management, competitive pressures from generics, foreign currency exchange rates, commodity and raw material costs, and the timing of product launches or patent expirations. These factors can change rapidly and may not follow a predictable pattern. If our actual results differ materially from our guidance, including as a result of our assumptions not being met or the occurrence of various risks and uncertainties that could impact our financial performance, the market value of our common stock could decline significantly. We have in the past needed to, and may in the future need to, revise guidance downward after weaker-than-expected volumes and pricing. Moreover, our financial results may not meet expectations of equity research analysts, rating agencies, or investors, who may focus on short-term quarterly results. Failure to meet guidance or market expectations could cause the trading price of our stock to decline substantially, either suddenly or over time.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, may diminish the value of our common stock, and may prevent attempts by our stockholders to replace or remove our current management.
We are incorporated in Delaware. Certain anti-takeover provisions under Delaware law and in our certificate of incorporation and restated by-laws, as currently in effect, may make a change of control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our anti-takeover provisions include provisions such as a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, advance notice requirements for stockholder proposals and nominations, and supermajority voting requirements for specified actions. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders, and could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
Future cash dividends are subject to final determination by our Board of Directors and are not guaranteed.
Future cash dividends depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us. Dividends are subject to final determination by our Board of Directors and the Board, in its discretion, may decide at any time to change our historical dividend practices. Beginning with the dividends paid in January 2026, the Board of Directors significantly reduced the quarterly dividend per share. Our shareholders are not guaranteed, and do not have contractual rights, to receive dividends until declared. Our ability to pay or increase dividends will depend on our operating results and may be restricted by, among other things, covenants in our existing or certain financing agreements we may enter into.

General Risk Factors:
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
We may incur material costs and liabilities in complying with government regulations.
We are subject to the rules and regulations of various governmental agencies, including in the United States, Brazil, China, India, the European Union, Mexico and Argentina and the other countries in which the Company operates. These include rules and regulations administered by governmental agencies at the supranational, federal, state, provincial or local level.
The applicable rules, regulations and guidance promulgated by these and other agencies, which are likely to change over time, affect our operations and may influence our operating results at one or more facilities. Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at one or more of our facilities could halt or curtail operations at impacted facilities, which could result in impairment charges related to the affected facility and otherwise adversely affect our operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and/or (iii) adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with these rules, regulations and guidance.
Given the competitive nature of our industry, we could be adversely affected by violations of various countries’ antitrust, competition and consumer protection laws. These laws generally prohibit companies and individuals from engaging in anticompetitive and unfair business practices. While our policies mandate compliance with these laws, we cannot provide assurance that our internal control policies and procedures will always protect us from violations or reckless or criminal acts committed by our employees, joint venture partners or agents.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries, as well as trade sanctions administered by the office of Foreign Assets Control and the Department of Commerce.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws of other countries generally prohibit companies and their intermediaries from making or receiving improper payments to governmental officials or others for the purpose of obtaining or retaining business or for other unfair advantage. Our policies mandate compliance with anti-bribery laws. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We are also required to comply with U.S. regulations on trade sanctions and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), as well as export control regulations administered by the Commerce Department and similar multi-national bodies and governmental agencies worldwide, which are complex and often changing. A violation thereof could subject us to regulatory enforcement actions, including a loss of export privileges and significant civil and criminal penalties and fines.
In addition, we may enter into joint ventures with joint venture partners who are domiciled in areas of the world with anti-bribery laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate the FCPA and other anti-bribery laws and regulations, as well as OFAC sanctions.
Although we have internal controls and procedures designed to ensure compliance with these laws, there can be no assurance that our controls and procedures will prevent a violation of these laws. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.
Our success depends upon our ability to identify, attract, retain and develop key personnel and the succession of senior management.
Our success largely depends on the performance of our management team and other key associates. If our compensation and benefits, talent management, or cultural programs and practices are not competitive, or employees otherwise become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and may be unable to attract, retain, develop and progress a qualified workforce, which could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers. We operate in markets where business ethics and local customs may differ from our company standards, increasing the risk of impropriety and regulatory enforcement. Significant effort is required to ensure that the right mix of resources are trained, engaged and focused on achieving business objectives while adhering to our core values of safety, ethics and compliance.

In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we maintain an ongoing succession planning process and have succession plans in place for senior management and other key associates, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.
Our business has been and could continue to be adversely affected by economic and political changes in the markets where we compete.
The following have and could continue to adversely affect our business: trade restrictions, tariff increases or potential new tariffs, foreign ownership restrictions and economic embargoes imposed by the U.S. or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by the U.S. government or foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; inflation rates and inflationary pressures leading to higher input costs, recessions; and other external factors over which we have no control. While inflationary pressures have recently eased, a resurgence of these conditions may negatively impact our revenue, gross and operating margins, and net income. Economic and political conditions within the U.S. and foreign jurisdictions or strained relations between countries could result in fluctuations in demand, price volatility, loss of property, state sponsored cyberattacks, supply disruptions, or other disruptions. An open conflict or war across any region significant to our business could result in plant closures, employee displacement, and an inability to obtain key supplies and materials. Current U.S. tariff policies may increase the costs of goods being imported into the U.S., and other nations may impose new or different tariffs or other trade sanctions that increase the cost of our importing into those other nations, which we may not be able to mitigate or avoid, leading to increased costs of materials and/or other trade disruptions. The current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations in Ukraine; and related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain, business partners or customers in other countries beyond Ukraine. In Argentina, continued inflation and foreign exchange controls could adversely affect our business. Losses may be incurred as a result of various government actions in the country such as the devaluation of the Argentine peso, changes in tax policies, and changes in capital controls/policies. Realignment of change in regional economic arrangements could have an operational impact on our businesses. Our enforcement of intellectual property rights in jurisdictions outside of the United States may be impacted by geopolitical tensions between the United States and those other countries. In China, unpredictable enforcement of environmental regulations could result in unanticipated shutdowns in broad geographic areas, impacting our contract manufacturers and raw material suppliers.
Our business is subject to risks associated with sourcing and manufacturing outside of the U.S. and risks from tariffs and/or international trade wars.
We import many of our raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex customs laws, regulations, tax requirements, forced labor laws and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. Tariffs on goods imported into the U.S., particularly goods from China and India, have increased the cost of the goods we purchase. Additional tariffs and protectionist duties could be imposed by the U.S. with relatively short notice to us. These governmental actions could have, and any similar future actions may have, a material adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase or we may experience supply disruptions, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.
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
We have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. We rely on information and operational technology systems, including tools that utilize artificial intelligence, to conduct our business. We seek to prevent unauthorized access, maintain the confidentiality and the integrity of our information and operational technology systems and strive to detect and investigate any cybersecurity incidents that may occur, however, despite these efforts and our operation of a cybersecurity program aligned with the NIST Cybersecurity Framework, we may, in some, cases, still be unaware of a particular incident or its magnitude and effects. We may face increased information technology security, continuity and fraud risks due in part to our business efforts to digitize certain operations at our manufacturing sites to increase efficiencies and to our continued reliance on many employees working remotely part of the time, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems.
To the extent that any security breach impacts operations at our manufacturing sites, we may experience production or shipping disruptions. To the extent that any security breach results in inappropriate disclosure of our employees’, customers’ or vendors’ confidential or personally identifiable information, we may incur liability or suffer reputational damage in the marketplace as a result. We maintain cyber/information security insurance, but any losses may be beyond the limits, or outside the coverage, of our policy.
Information and operational security threats and methods of perpetrating fraud or misappropriating information are constantly evolving and becoming more complex, which increases the difficulty and expense of defending against these threats. In addition, the devotion of additional resources to the security of our information or operational technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
We operate on a single global instance of SAP, which makes our Company vulnerable to system and hardware changes.
Unmanaged or poorly managed system and hardware changes across the enterprise may disrupt operations, introduce vulnerabilities, and result in increased maintenance.
Artificial intelligence could subject the Company to loss through various internal and external risks.
The pace of artificial intelligence advancements, including generative artificial intelligence, and its complex and dynamic regulatory environment subjects the Company to a variety of risks. This includes risks to the privacy and security of the Company’s data, such as unauthorized disclosures of data which could be used to the detriment of the Company. Artificial intelligence also introduces tools that could be used for malicious purposes, such as advanced deceitful communication methods used to harm the Company. Artificial intelligence also subjects the Company to potential competitive disadvantages in its business and missed innovation opportunities. In addition, improper or unauthorized use of artificial intelligence tools, or inadequate governance over such tools, could increase the risk of data leakage, inaccurate outputs, regulatory non-compliance, or other adverse impacts.

Disruptions in the global credit, financial and/or currency markets could limit our access to credit or otherwise harm our financial results, which could have a material adverse impact on our business.
We rely on cash generated from operations and external financing to fund our growth and working capital needs. Limitations on access to external financing could adversely affect our operating results. Moreover, interest payments, dividends and the expansion of our business or other business opportunities may require significant amounts of capital. We believe that our cash from operations and available borrowings under the Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022 (the "Revolving Credit Facility"), will be sufficient to meet these needs in the foreseeable future. However, if we need external financing, our access to credit markets and pricing of our capital will be dependent upon maintaining sufficient credit ratings from credit rating agencies and the state of the capital markets generally.

There can be no assurances that we would be able to obtain equity or debt financing on terms we deem acceptable, and it is possible that the cost of any financings could increase, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.
Our current indebtedness could have a negative impact on our liquidity or restrict our activities.
We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed Revolving Credit Facility as well as other liquidity facilities, and in certain instances access to debt capital markets. If we are not able to maintain compliance with the covenants under our debt agreements, and in the event of a default in our Revolving Credit Facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Our current level of indebtedness could result in a higher portion of cash flow from operations being dedicated to the payment of principal and interest on our debt, which may reduce cash flows available to fund our operations, capital expenditures, and other business opportunities. Our indebtedness could also hinder our ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
Our ability to meet certain restrictive covenants and guarantees in our debt instruments will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. If our business does not perform in line with current expectations, we will be at risk of non-compliance with such covenants and guarantees. A breach of any of these covenants could result in a default. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate. In 2025, we entered into several amendments to our Revolving Credit Facility to adjust certain financial covenants in the agreement to provide additional financial flexibility given current market challenges. While we have been able to secure amendments or waivers with respect to our existing credit agreements, there is no assurance that our lenders would provide waivers for or agree to amendments in the future should we encounter difficulties in complying with our financial covenants.
Recent credit rating downgrades and potential future downgrades could increase our financing costs and limit access to capital.
The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. In recent months, our long-term credit ratings were downgraded below investment grade by the major rating agencies, primarily due to increased leverage, generics competitive pressures, and weaker earnings performance. These downgrades have already increased our cost of borrowing and may limit the availability of certain financing sources. If we need to raise additional capital in the future, for example, to maintain adequate liquidity, refinance maturing obligations, or fund strategic initiatives, our non-investment-grade status could result in higher financing costs and more restrictive terms. Further downgrades could exacerbate these challenges. In addition, our ability to retire or refinance debt to levels acceptable to rating agencies in a timely manner may affect our future credit profile and financial flexibility.
The Company entered into Amendment No. 5 to our Revolving Credit Facility in December 2025, which includes certain restrictive covenants and guarantees. Among these restrictions, the amendment provides that the Company will grant a lien over substantially all of its assets, subject to customary exceptions, upon the occurrence of the Company receiving a public debt rating from any two of S&P, Fitch or Moody’s that is below “BB+” (in the case of S&P and Fitch) or below “Ba1” (in the case of Moody’s), as applicable. A trigger of such a provision could adversely affect our cash flows, results of operations and financial condition.
Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business.
A worsening of global or regional economic conditions or financial markets could adversely affect both our own and our customers ability to meet the terms of sale or our suppliers ability to perform all their commitments to us. A slowdown in economic growth in our international markets, or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodities at prevailing international prices, and we may be unable to collect receivables from such customers.

Our financial results could be harmed if we are not successful in executing our strategy and initiatives in connection with our restructuring programs, including Project Foundation.
We may need to implement activities under a restructuring program to manage market pressures and other risks should they negatively impact our results of operations. In December 2025, we announced management’s comprehensive plan, referred to as Project Foundation, to further optimize FMC’s cost structure and organizational operations. The restructuring program includes exiting certain high-cost active ingredient and formulation plants and transitioning production to lower-cost sources as well as implementing cost-reduction initiatives in Asia. Project Foundation may take longer than expected to implement, may result in higher-than-anticipated costs or operational disruptions, and may not achieve the expected efficiencies, cost savings or strategic objectives. In addition, the restructuring may adversely affect employee retention and productivity and could result in the loss of key personnel. Any of these factors could have an adverse impact on our business, results of operations and financial condition.
The Company relies in many countries and in varying degrees on distribution channels to access the market and reach farmers or other end use customers.
An abrupt and widespread shift in purchasing behaviors by channel partners and end-use customers has, in the past, negatively and materially impacted and may, in the future, negatively and materially impact the Company’s volumes across important markets and our results of operations. Such adverse effects could include, but are not limited to, materially reduced volumes purchased by customers resulting in reduced sales as well as higher volumes of unsold inventory and excess raw materials and correspondingly increased carrying costs.
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

Management Oversight in Cybersecurity Governance
FMC’s senior management Executive Committee and Leadership Team, which includes the Chief Executive Officer and all Company vice presidents, is responsible for review and oversight of the Company’s cybersecurity programs and risk assessment as well as the strategic direction of the program to address evolving risks. Steven Kipp, Director of IT Security and Compliance, serves as management's expert in cybersecurity management and reports to the Andi Le, Chief Digital Officer and member of FMC's Leadership Team. Mr. Kipp is responsible for administering the Company’s information security program, including processes for cybersecurity risk assessment, compliance with applicable security and data protection requirements, and coordination of incident response activities. He has more than forty years of leadership experience in information security and counterintelligence roles across the military, defense, and corporate sectors. Mr. Kipp holds advanced degrees in Strategic Intelligence and Business Management and has completed executive level security training at the Wharton School. He also engages with industry and government partners to obtain and apply timely threat intelligence and relevant best practices to support the protection and resilience of the Company’s information assets. Additionally, Andrew Sandifer, Executive Vice President and Chief Financial Officer, has completed continuing professional education courses covering the role of management and the board of directors in cybersecurity governance. Members of the management team are encouraged to engage in education opportunities related to cybersecurity.
FMC has established a process to assess the nature, scope and timing of a cyber incident and communicate the facts of the incident to management and the board of directors and, if needed, investors. In the event of a cybersecurity incident, the incident response team, which is managed by IT personnel, is responsible for ensuring the Chief Executive Officer and other members of the Executive Committee and Leadership Team are notified in a timely manner. For any cybersecurity incident, there will be a cross-functional review, including the IT, legal, and finance teams, to evaluate qualitative and quantitative factors related to the incident to determine if the impact of the event is material. Individuals from other departments may be involved in this review depending on the facts and circumstances of the incident. These individuals will be responsible for responding to the event and monitoring the impacts on the Company’s operations, financial position, and results of operations. This team will also evaluate cyber incidents in the aggregate if related events occur. During the response and recovery related to a cyber incident, this team will meet daily or weekly depending on the severity of the event and continuously evaluate the nature, scope, and timing of the event. Members of the senior management, including the Chief Financial Officer, Chief Accounting Officer, and General Counsel, as well as the Chief Digital Officer and Director of IT Security and Compliance will be briefed as to the facts and circumstances of a cyber incident and determine if the event is considered material to the business. If such determination is made, the matter will be escalated to Board of Directors. For material incidents, the Company will provide information regarding the nature and scope of the incident to investors in compliance with SEC regulations. Throughout this process and the recovery following an incident, the Company is focused on considering the ever-changing facts and circumstances of the event and remaining as transparent with the investment community as possible.
During 2025, FMC did not directly experience a cybersecurity breach in any FMC system. During 2025, we did receive notification of cybersecurity breaches affecting third-party vendors, but none were material in nature for FMC.
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

ITEM 2.    PROPERTIES
FMC leases executive offices in Philadelphia, Pennsylvania and operates 19 manufacturing facilities in 14 countries. Our major research and development facilities are in Newark, Delaware; Hyderabad, India and Copenhagen, Denmark.
We believe our facilities are in good operating condition. The number and location of our owned or leased production properties for continuing operations are as follows:

	North America	Latin America	Europe, Middle East and Africa	Asia	Total
Total	5	1	5	8	19
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2025, there were approximately 11,070 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 126,337 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Since the 1980s, settlements with claimants have totaled approximately $256 million. For a description of pending asbestos cases as well as our other material pending legal proceedings, please see Note 1 "Principal Accounting Policies and Related Financial Information" - Environmental obligations, Note 10 "Environmental Obligations" and Note 19 "Guarantees, Commitments and Contingencies" in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock, par value of $0.10, is traded on the New York Stock Exchange (Symbol: FMC). There were 1,949 registered common stockholders as of December 31, 2025.
Dividend Payments
As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On January 15, 2026, we paid dividends totaling $10.0 million to our shareholders of record as of December 31, 2025. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. FMC has a long history of returning cash to shareholders and will continue to evaluate its capital allocation on an ongoing basis.
Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2020, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2020	2021	2022	2023	2024	2025
FMC Corporation	$100.00	$97.29	$112.36	$58.85	$47.54	$15.83
S&P 500 Index	100.00	128.50	105.34	132.81	165.85	195.23
S&P 500 Chemicals Index	100.00	125.69	111.76	123.96	123.93	122.72

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October	25,165	$22.56	—	$—	$825,000,142
November	3,500	13.77	—	—	825,000,142
December	5,467	13.23	—	—	825,000,142
Total	34,132	$20.17	—	$—
___________________
(1)    Includes shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in November 2023, the Company agreed that it will not repurchase shares, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the twelve months ended December 31, 2025. As part of the amendments entered into in February 2025 and described in Note 12 to the consolidated financial statements, the Company agreed that it will not repurchase shares until December 31, 2028. At December 31, 2025, approximately $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. In addition, the independent trustee of our non-qualified deferred compensation plan reacquires shares from time to time through open-market purchases relating to investments by employees in our common stock, one of the investment options available under the Plan.
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
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. FMC plans to continue to actively participate in the India market through a supply agreement with the eventual buyer of the business for its patented and data-protected portfolio, ranging from new diamide technologies to active ingredients and biologicals. The Company will continue its active ingredients manufacturing operations in India. The sale process is underway and is expected to conclude in 2026; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. However, there is no assurance that we will be able to complete the divestment in the expected timeline and on favorable terms, or that we will be able to successfully enter into a supply agreement with the buyer. Although the business does not qualify for recognition as discontinued operations and will continue to be presented in the Company's reported results until a transaction is completed, we believe excluding India's operating results from our non-GAAP measures during the held for sale period, beginning with the third quarter of 2025, provides management and investors with useful supplemental information regarding our ongoing financial performance. In preparation for the sale, we took a series of target actions to optimize the business for transfer and reflect its fair value.
Total adjustment - approximately $522 million
The assets associated with the India commercial business held a carrying value of approximately $960 million at June 30, 2025. We evaluated the fair value of the assets associated with the business and determined the estimated fair value less costs to sell to be $450 million. Accordingly, we recorded $522 million of charges and write-downs in 2025 as a result of one-time commercial actions to prepare the India business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. This adjustment was reflected across multiple income statement line items as presented in the table below.

	Twelve Months Ended December 31,		Affected Line Item in the Consolidated Statements of Income (Loss)
(in Millions)	2025	2024
Operating results, substantially one-time commercial actions	$319.8	$—	Revenue, Cost of sales and services, and Selling, general and administrative expenses
Asset impairment	194.8	—	Restructuring and other charges (income)
Third party provider costs	7.1	—	Restructuring and other charges (income)
India held for sale business	$521.7	$—
•Operating results, substantially pre-sale commercial adjustments ($320 million): These one-time actions commenced during the period included product returns and pricing changes designed to (1) accelerate receivables collection, (2) optimize the working capital mix of receivables and inventory, and (3) address contemporaneous changes in local indirect taxation. These adjustments impacted both the Revenue and Cost of sales and services line items on the consolidated statement of income (loss), resulting in revenue charges for the India business in the third quarter of 2025. These actions were taken in both collaboration with and in anticipation of customer behavior stemming from known indirect tax implications and broader market dynamics. These steps will help mitigate collection and local tax risks and position the business for a stronger sale outcome. The $320 million is made up of revenue charges of $422 million, a credit to cost of sales of $128 million and SG&A charges of $26 million.
•Asset impairment ($195 million): Following the commercial adjustments, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sell, was recorded as an asset impairment, reflected within the Restructuring and Other Charges line item on the consolidated statement of income (loss).
Balance sheet impact - The combination of commercial adjustments and impairment resulted in a write-down of the net assets identified as held for sale to $450 million, as presented on the consolidated balance sheet as of December 31, 2025.
2025 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2025 compared to the year ended December 31, 2024:
•In December 2025, the Board of Directors approved management’s comprehensive plan, referred to as Project Foundation, to further optimize FMC’s cost structure and organizational operations. A key component of this initiative is the Manufacturing Restructuring Program, which focuses on redesigning FMC’s manufacturing footprint and includes exiting certain high-cost active ingredient and formulation plants and transitioning production to lower-cost sources. These actions are intended to create a cost-competitive structure that enables FMC’s products to better compete with generics while fully leveraging its innovative technology portfolio. In addition, we are implementing cost-reduction initiatives in Asia to reflect the smaller scale of the region’s business following the planned sale of the India commercial operations. We intend to continue to right-size our cost base and optimize the overall organizational structure, with a sustained focus on driving cost improvements and productivity amid ongoing challenges. However, these actions may take longer than expected to implement, may result in higher-than-anticipated costs or operational disruptions, and may not achieve the expected efficiencies, cost savings or strategic objectives. During the twelve months ended December 31, 2025, we incurred non-cash asset write-off and accelerated depreciation costs of $155.7 million primarily associated with the planned exit of certain production activities, other miscellaneous charges, including professional service provider costs, of $14.5 million and severance and employee separation costs of $1.8 million in connection with Project Foundation.
•Revenue of $3,467.4 million in 2025 decreased $778.7 million or approximately 18 percent versus last year primarily driven by one-time commercial actions taken to position the India business for sale. Excluding those actions which resulted in revenue charges for the India business beginning in the third quarter of 2025, revenue decreased 8 percent versus the prior year driven by a 6 percent price decline, roughly half of which was due to adjustments for certain diamide partners on "cost-plus" contracts. The remaining price decline was mostly attributed to competitive pressure on core portfolio products. On a regional basis, sales in Europe, Middle East and Africa increased by 4 percent, sales in Latin America decreased by 3 percent, and sales in North America decreased 6 percent. Sales in Asia, which included the adjustments for one-time commercial actions in India, decreased approximately 83 percent. A more detailed review of revenue excluding the commercial actions related to the India held for sale business is discussed under the section titled "Results of Operations."

•Our gross margin of $1,283.0 million decreased by $365.9 million or approximately 22 percent versus the prior year gross margin of $1,648.9 million. Gross margin as a percent of revenue was 37 percent for the year ending December 31, 2025. Excluding the impact of the one-time commercial actions, our gross margin as a percent of revenue was 41 percent, which increased compared to a gross margin percentage of 39 percent in the prior year as a result of continued cost improvement partially offset by lower pricing during the period.
•Selling, general and administrative expenses increased from $644.6 million to $684.9 million, or approximately 6 percent versus the prior year period to support investment in new products. Research and development expenses of $266.1 million decreased $11.9 million or 4 percent. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
•Net loss attributable to FMC stockholders of $2,238.9 million decreased $2,580.0 million compared to net income attributable to FMC stockholders of $341.1 million in the prior year primarily driven by a significant increase in restructuring and other charges recorded during the period. As a result of the significant decrease in our stock price during the fourth quarter of 2025, we performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements for the year ending December 31, 2025. We recorded a $1,356.2 million write-off of our remaining goodwill balance in connection with the impairment test. Additionally, as previously mentioned, we recorded $522 million of charges and write-downs in 2025 as a result of one-time commercial actions to prepare the India commercial business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $372.0 million decreased $64.3 million or approximately 15 percent. See the disclosure of our adjusted earnings non-GAAP financial measurement under the section titled "Results of Operations".
2026 Priorities and Strategic Review
In 2026, we plan to focus on executing our operational priorities, one of which is strengthening the balance sheet by paying down debt through asset sales and licensing agreements, including the previously announced sale of our India commercial business which is classified as held for sale. Our priorities also include improving the competitiveness of the company's legacy core portfolio, managing the post-patent transition for Rynaxypyr® active, and supporting the growth of new active ingredients, such as Isoflex® active, fluindapyr, Dodhylex™ active and rimisoxafen. However, we expect continued pressure on price during the year due to competitive market dynamics for core portfolio products and lower Rynaxypyr® active pricing. We will maintain our focus on reducing costs, which are expected to be lower for the full year despite expected pressure in the first quarter due to the timing of tariffs and manufacturing variances.
Additionally, as announced in February 2026, the Board of Directors has authorized the exploration of strategic options, including but not limited to, the sale of the company. FMC's four new active ingredients, along with its broader development pipeline, are unique and transformative. The company believes there is significant opportunity to enhance shareholder value and ensure the long-term success of our portfolio by accelerating growth and delivering enhanced financial results with additional investment in these technologies. The strategic review is at a preliminary stage, and there can be no assurance that the process will result in any transaction.

Results of Operations — 2025, 2024 and 2023
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

(in Millions)	Year Ended December 31,
	2025	2024	2023
Revenue (GAAP)	$3,467.4	$4,246.1	$4,486.8
Costs and expenses
Costs of sales and services	2,184.4	2,597.2	2,655.8
Gross margin	$1,283.0	$1,648.9	$1,831.0
Selling, general and administrative expenses	684.9	644.6	734.3
Research and development expenses	266.1	278.0	328.8
Restructuring and other charges (income)	1,960.3	219.8	212.3
Total costs and expenses	$5,095.7	$3,739.6	$3,931.2
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes(1)	$(1,628.3)	$506.5	$555.6
Non-operating pension, postretirement and other charges (income)	18.7	18.2	18.2
Interest expense, net	239.6	235.8	237.2
Income (loss) from continuing operations before income taxes	$(1,886.6)	$252.5	$300.2
Provision (benefit) for income taxes	314.2	(150.9)	(1,119.3)
Income (loss) from continuing operations	$(2,200.8)	$403.4	$1,419.5
Discontinued operations, net of income taxes	(36.6)	(61.8)	(98.5)
Net income (loss) (GAAP)	$(2,237.4)	$341.6	$1,321.0
Adjustments to arrive at Adjusted EBITDA (non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income) (3)	$1,775.7	$219.8	$238.1
Non-operating pension, postretirement and other charges (income)(4)	18.7	18.2	18.2
India held for sale business (5)	521.7	—	—
Discontinued operations, net of income taxes	36.6	61.8	98.5
Interest expense, net	239.6	235.8	237.2
Depreciation and amortization	173.6	176.3	184.3
Provision (benefit) for income taxes	314.2	(150.9)	(1,119.3)
Adjusted EBITDA (non-GAAP) (2)	$842.7	$902.6	$978.0
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income), depreciation and amortization expense, and the India held for sale business.
(3)The year ended December 31, 2025 includes charges incurred in connection with a shutdown of a product line at one of our manufacturing sites as part of Project Focus of $17.3 million, which are recorded to "Cost of Sales and services" on the consolidated statements of income (loss). Charges of $1,758.4 million recorded as "Restructuring and other charges (income)" on the consolidated statements of income (loss) for the year ended December 31, 2025 are also included in the reconciliation above. See Note 7 to the consolidated financial statements included within this Form 10-K for details of restructuring and other charges (income).
(4)Our non-operating pension and postretirement charges (income) are defined as those costs (benefits) related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These are excluded from our operating results and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We continue to include the service cost and amortization of prior service cost in our operating results noted above. These elements reflect the current year operating costs to our business for the employment benefits provided to active employees. The year ended December 31, 2025 also includes other charges of $3.3 million incurred as a make-whole premium in connection with the early redemption of $500 million of the Senior Notes due May 18, 2026.

(5)Beginning with the third quarter of 2025, the operating results of the India commercial business are excluded from our Adjusted EBITDA during the held for sale period. For the year ended December 31, 2025, we have excluded $521.7 million in charges and write-downs related to the India held for sale business including charges of $319.8 million recognized in connection with one-time commercial actions to position the India business for sale, asset impairment charges of $194.8 million to record the assets held for sale to their estimated fair value less costs to sell, and $7.1 million in third party provider costs incurred in connection with the transaction. The one-time commercial actions to prepare the India business for sale resulted in a decrease to the Revenue and Cost of sales and services line items on the consolidated statement of income (loss) and the impairment charges as well as third party provider costs were recorded to Restructuring and other charges (income) on the consolidated statement of income (loss). Refer to the India Held for Sale Business section for further details.

ADJUSTED EARNINGS RECONCILIATION

(in Millions, except per share amounts)	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to FMC stockholders (GAAP)	$(2,238.9)	$341.1	$1,321.5
Corporate special charges (income), pre-tax (1)	1,794.4	238.0	256.3
India held for sale business (2)	521.7	—	—
Income tax expense (benefit) on Corporate special charges (income) (3)	(158.1)	(37.1)	(32.8)
Corporate special charges (income), net of income taxes	$2,158.0	$200.9	$223.5
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income)	—	—	(1.6)
Discontinued operations attributable to FMC Stockholders, net of income taxes	36.6	61.8	98.5
non-GAAP tax adjustments (4)	416.3	(167.5)	(1,167.4)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (non-GAAP)	$372.0	$436.3	$474.5

Diluted earnings per common share (GAAP)	$(17.88)	$2.72	$10.53
Corporate special charges (income), pre-tax per diluted share	14.33	1.90	2.05
India held for sale business	4.16	—	—
Income tax expense (benefit) on Corporate special charges (income) per diluted share	(1.26)	(0.30)	(0.26)
Corporate special charges (income), net of income taxes per diluted share	$17.23	$1.60	$1.79
Adjustment for noncontrolling interest, net of tax on Corporate special charges (income) per diluted share	—	—	(0.02)
Discontinued operations attributable to FMC stockholders, net of income taxes per diluted share	0.29	0.49	0.78
Tax adjustments per diluted share	3.32	(1.33)	(9.30)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders per diluted share (non-GAAP)	$2.96	$3.48	$3.78

Average number of shares outstanding used in the adjusted after-tax earnings from continuing operations per diluted share computations (5)	125.6	125.4	125.5
____________________
(1)Represents restructuring and other charges (income), and non-operating pension, postretirement and other charges (income). The year ended December 31, 2025 includes charges incurred in connection with a shutdown of a product line at one of our manufacturing sites as part of Project Focus of $17.3 million, which are recorded to "Cost of Sales and services" on the consolidated statements of income (loss). Charges of $1,758.4 million recorded as "Restructuring and other charges (income)" on the consolidated statements of income (loss) for the year ended December 31, 2025 are also included in the reconciliation above.
(2)Beginning with the third quarter of 2025, we excluded the operating results of the India commercial business from our adjusted earnings during the held for sale period for non-GAAP purposes. For the twelve months ended December 31, 2025, we have excluded $521.7 million of charges and write-offs in connection with the India held for sale business as a result of one-time commercial actions to prepare the India business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. For further details, refer to note 5 in the Adjusted EBITDA reconciliation above.
(3)The income tax expense (benefit) on Corporate special charges (income) is determined using the applicable rates in the taxing jurisdictions in which the Corporate special charge or income occurred and includes both current and deferred income tax expense (benefit) based on the nature of the non-GAAP performance measure.

(4)We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. The GAAP tax provision includes certain discrete tax items including, but are not limited to: income tax expenses or benefits that are not related to continuing operating results in the current year; tax adjustments associated with fluctuations in foreign currency remeasurement of certain foreign operations; certain changes in estimates of tax matters related to prior fiscal years; certain changes in the realizability of deferred tax assets and related interim accounting impacts; and changes in tax law. In 2024 and 2023, we recorded significant deferred tax assets, net of valuation allowance, due to various tax incentives granted to the Company's Swiss subsidiaries (the "Swiss Tax Incentives"). The initial recognition of these Swiss Tax Incentives did not impact our adjusted non-GAAP effective tax rate but will be considered annually as we realize the benefits. Management believes excluding these discrete tax items, as well as the impacts of the Swiss Tax Incentives, assists investors and securities analysts in understanding the tax provision and the effective tax rate related to continuing operating results thereby providing investors with useful supplemental information about FMC's operational performance. Refer to the explanation below on the provision for income taxes for further detail of the non-GAAP tax adjustments for the twelve months ended December 31, 2025.
(5)The average number of shares outstanding used in the twelve months ended December 31, 2025 diluted adjusted after-tax earnings from continuing operations per share computation (non-GAAP) includes 0.4 million diluted shares. This number of shares differs from the average number of shares outstanding used in diluted earnings per share computations (GAAP) as we had a net loss from continuing operations attributable to FMC stockholders during the twelve months ended December 31, 2025. Per share amounts may differ due to the average number of outstanding shares used in the calculation.

RECONCILIATION OF REVENUE (GAAP)
TO REVENUE EXCLUDING INDIA (NON-GAAP)(2)

	Twelve Months Ended December 31,
	2025	2024
Revenue (GAAP)	$3,467.4	$4,246.1
Less: Revenue from India commercial business(1)	(421.9)	—
Revenue excluding India (non-GAAP)(2)	$3,889.3	$4,246.1
___________________
(1)Beginning with the third quarter of 2025, revenue from the India commercial business is excluded from our results during the held for sale period for non-GAAP purposes. During the twelve months ended December 31, 2025, we took several one-time commercial actions to prepare the India commercial business for sale. For further details, refer to note 5 in the Adjusted EBITDA reconciliation above.
(2)Although the India held for sale business does not qualify for recognition as discontinued operations, we believe Revenue excluding India (non-GAAP) provides management and investors with useful supplemental information regarding our ongoing revenue performance.

ORGANIC REVENUE GROWTH RECONCILIATION

Twelve Months Ended December 31, 2025 vs. 2024
Total Revenue Change (GAAP)	(18)%
Less: Revenue for India held for sale business for the twelve months ended December 31, 2025	(10)%
Revenue Excluding India Change (non-GAAP) (1)	(8)%
Less: Foreign Currency Impact	—%
Organic Revenue Change (non-GAAP)	(8)%
___________________
(1)Beginning with the third quarter of 2025, revenue from the India commercial business is excluded from our adjusted results during the held for sale period for non-GAAP purposes, as described in note 5 in the Adjusted EBITDA reconciliation above.

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

	Twelve Months Ended
	December 31, 2025
Net income (loss) attributable to FMC stockholders (GAAP)	$(2,238.9)
Interest expense, net, net of income taxes	208.4
Corporate special charges (income)	1,794.4
India held for sale business	521.7
Income tax expense (benefit) on Corporate special charges (income)	(158.1)
Discontinued operations attributable to FMC stockholders, net of income taxes	36.6
Tax adjustments	416.3
ROIC numerator (non-GAAP)	$580.4

	December 31, 2025	December 31, 2024
Total debt	$4,074.9	$3,365.3
Total FMC stockholders’ equity	2,071.5	4,487.5
Total debt and FMC stockholders' equity (GAAP)	$6,146.4	$7,852.8
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$6,999.6
ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	(31.99)%
Adjusted ROIC (using non-GAAP numerator)	8.29%
Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted. In certain instances, parts included in the variance explanations in the discussion below may not sum to the total variance for the financial statement line item due to rounding.
Revenue
2025 vs. 2024
Revenue of $3,467.4 million decreased $778.7 million, or approximately 18 percent versus the prior year period primarily driven by revenue charges in India due to one-time commercial actions to prepare the India business for sale. Excluding the India held for sale business beginning in the third quarter of 2025, revenue decreased 8 percent versus the prior period driven by a price decline of 6 percent, roughly half of which was due to adjustments for certain diamide partners on "cost-plus" contracts. The remaining price decline was attributed to competitive pressure on core portfolio products and price reductions for branded Rynaxypyr® active. Volume improved 1 percent driven by increased demand for new active ingredients and expanded market access in Brazil. Foreign currency impacts were essentially flat to prior year. The removal of India revenue for the second half of 2025 as compared to the inclusion of India revenue in 2024 accounted for a decrease in revenue of approximately 3 percent during the period.
2024 vs. 2023
Revenue of $4,246.1 million decreased $240.7 million, or approximately 5 percent versus the prior year period. Volume improved as the year progressed and resulted in a 3 percent increase in revenue year over year. Price and foreign currency impacts were headwinds during the period of 6 percent and 2 percent, respectively. Higher volume was driven by the Company’s growth portfolio, and particularly the new active ingredients Isoflex® active and fluindapyr.

See below for a discussion of revenue by region.

Total Revenue by Region
	Year Ended December 31,
(in Millions)	2025	2024	2023
North America	$1,102.2	$1,173.4	$1,204.8
Latin America	1,351.4	1,389.5	1,401.1
Europe, Middle East and Africa (EMEA)	871.5	834.8	899.2
Asia (1)	142.3	848.4	981.7
Total Revenue	$3,467.4	$4,246.1	$4,486.8
1.During the twelve months ended December 31, 2025, we took several one-time commercial actions to prepare the India commercial business for sale. These one-time actions to position the India business for sale resulted in revenue charges of $421.9 million for the India business in 2025 and included the recognition of actual inventory returns during the period, an increase to the reserve for future sales returns, and various pricing actions to assist with the acceleration of receivable collection.
2025 vs. 2024
North America: Revenue decreased approximately 6 percent in the year ended December 31, 2025 driven by lower volumes from customers in the U.S. delaying purchases during the first quarter and expected destocking in Canada during the second quarter. Solid branded growth in the U.S., most notably in the growth portfolio, partially offset the impact of lower volumes. Lower pricing, primarily for branded products, also contributed to the decrease during the period.
Latin America: Revenue decreased approximately 3 percent for the year ended December 31, 2025 primarily due to lower pricing and limited volume growth driven by generic pressure in the market. In addition, low liquidity caused customer credit constraints in Brazil and Argentina and acted as a further inhibitor to growth. The decrease in revenue was partially offset by direct sales to cotton growers in Brazil and sales of new active ingredients fluindapyr and Isoflex® active.
EMEA: Revenue increased approximately 4 percent (up approximately 3 percent organically) driven by strong volume gains mainly in the growth portfolio and aided by the recent launch of Isoflex® active in Great Britain.
Asia: Revenue decreased approximately 83 percent compared to the prior year period primarily due to one-time commercial actions to prepare the India commercial business for sale. Revenue excluding India (non-GAAP) for the year ended December 31, 2025 was down 33 percent (down approximately 32 percent organically) year-over-year primarily due to lower volumes and significant pricing pressure caused by generic competition in the region.
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
Latin America: Revenue decreased approximately 1 percent for the year ended December 31, 2024 compared to the prior year period. Organically, revenue increased approximately 5 percent driven by volume growth primarily related to branded diamides and Onsuva™, a fluindapyr-based fungicide. The volume growth was partially offset by unfavorable impacts from pricing actions, primarily in Brazil, during the period, which were caused by competitive pressure as demand returned as well as one-time customer incentives, offered primarily during the second quarter, aimed at addressing high cost inventory in the channel.
EMEA: Revenue decreased approximately 7 percent, or approximately 4 percent organically, versus the prior year period. Branded Cyazypyr® active products contributed to volume growth in the region that partially offset the impact of registration removals and the rationalization of some lower margin products.
Asia: Revenue decreased approximately 14 percent, or approximately 12 percent organically, versus the prior year period caused by lower volumes, primarily due to ongoing destocking behavior, specifically in India. Pricing pressure caused by competitive pressure was an additional headwind in the region.

Gross margin
2025 vs. 2024
Gross margin of $1,283.0 million decreased by $365.9 million, or approximately 22 percent versus the prior year period primarily due to 23 percent decrease caused by the one-time commercial actions taken in India. Cost improvement during the period resulted in a 21 percent increase to gross margin, respectively. The increase was partially offset by lower pricing and volumes of 15 percent and 2 percent, respectively, during the period. Foreign currency was a headwind of 3 percent. Gross margin percent of approximately 37 percent decreased compared to approximately 39 percent in the prior year period. Excluding the impact of the one-time commercial actions, our gross margin as a percent of revenue was 41 percent, which increased compared to gross margin percentage of 39 percent in the prior year as a result of continued cost improvement partially offset by lower pricing during the period.
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
Selling, general and administrative expenses
2025 vs. 2024
Selling, general and administrative expenses of $684.9 million increased by $40.3 million, or approximately 6 percent versus the prior year period. The increase in selling, general and administrative expenses is primarily the result of investment to support new products as well as additional sales force in Brazil to support the expanded market access in the country.
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
Research and development expenses
2025 vs. 2024
Research and development expenses of $266.1 million decreased by $11.9 million, or approximately 4 percent compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
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
Other Results of Operations
Depreciation and amortization
2025 vs. 2024
Depreciation and amortization of $173.6 million decreased $2.7 million, or approximately 2 percent, as compared to 2024 of $176.3 million. The decrease was the result of the write off of certain assets during 2024 as part of our Project Focus restructuring initiative partially offset by certain intangible assets that began amortization in 2025.

2024 vs. 2023
Depreciation and amortization of $176.3 million decreased $8.0 million, or approximately 4 percent, as compared to 2023 of $184.3 million. The decrease was the result of the write off of certain amortizable assets in the first half of 2024 as part of our Project Focus restructuring initiative.
Interest expense, net
2025 vs. 2024
Interest expense, net of $239.6 million increased by $3.8 million, or approximately 2 percent, compared to $235.8 million in 2024 primarily driven by refinancing activity. An increase of $18.9 million in connection with refinancing activity and higher foreign debt balances and rates was partially offset by a decrease of approximately $15.1 million due to lower short-term domestic balances and rates.
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
Corporate special charges (income)
Restructuring and other charges (income)
Our restructuring and other charges (income) are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Restructuring charges	$271.5	$303.0	$48.4
Other charges (income), net	1,688.8	(83.2)	163.9
Total restructuring and other charges (income) (1)	$1,960.3	$219.8	$212.3
_______________
(1)    See Note 7 to the consolidated financial statements included in this Form 10-K for more information.

2025
Restructuring charges of $271.5 million primarily includes restructuring charges related to Project Foundation as well as Project Focus. The charges of $172.0 million for Project Foundation incurred during the twelve months ended December 31, 2025 include non-cash asset write-off and accelerated depreciation costs of $155.7 million primarily associated with the planned exit of certain production activities, other miscellaneous charges, which includes professional service provider costs, of $14.5 million and severance and employee separation costs of $1.8 million. We also incurred charges related to Project Focus of $99.1 million consisting of $25.4 million of severance and employee separation costs, $27.8 million of other miscellaneous charges, including professional service provider costs, and write-offs of $45.9 million on assets identified for disposal, which includes $27.0 million of abandonment charges recorded in connection with a shutdown of a product line at one of our manufacturing locations.
In connection with Project Foundation, the Company expects to incur pre-tax restructuring charges over the life of the program in the range of approximately $560 million to $635 million, which is subject to future changes, in connection with these efforts. The Company expects non-cash asset write-off and/or accelerated depreciation charges in the range of $420 million to $440 million, primarily related to the planned exit of production activities and manufacturing operations at certain manufacturing sites. In addition to the non-cash write-off charges, the Company expects to incur $140 to $195 million of cash expenditures in connection with these activities: the Company estimates total severance charges and related benefit costs to be in the range of $50 to $80 million; the Company expects to incur cash consulting and other professional service fees totaling approximately $10 to $20 million to help execute these actions; and additionally, we may incur $80 to $95 million in other cash charges, such as decommissioning costs and contract termination charges. We may incur additional charges in connection with Project Foundation and will provide an estimate of any additional charges when known. Restructuring actions under the program are expected to be substantially complete by the end of 2027.

As of December 31, 2025, we have implemented substantially all the activities associated Project Focus. The charges incurred during the year ended December 31, 2025 and prior years are within the expected range for pre-tax restructuring charges of approximately $425 million to $475 million over the life of the program. Project Focus-related charges include severance and related benefit costs, asset write-off charges, and contract abandonment charges. Any remaining amounts incurred in connection with remaining activities under the program, which are not expected to be material, will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.
During the year ended December 31, 2025, we also recognized income of $0.4 million related to previously implemented restructuring initiatives including a gain recognized on the disposition of a previously closed manufacturing site.
Other charges (income), net, of $1,688.8 million is primarily driven by a $1,356.2 million write-off of our entire goodwill balance during the fourth quarter. As a result of the recent significant decrease in our stock price, we performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements, which triggered the write-off. Other charges (income), net, also includes the asset impairment charge of $194.8 million and third party provider costs of $7.1 million incurred related to the India held for sale business. Following the commercial adjustments to prepare the India business for sale, we evaluated the remaining carrying value and recorded an impairment charge for the difference between the adjusted carrying value and the estimated fair value of the net assets associated with the business, less costs to sell. In addition to the goodwill write-off and charges related to the India held for sale business, other charges (income), net, include $99.4 million of charges associated with our environmental sites, a charge of $11.9 million due to changes in our estimate for Furadan ® disposal costs at our Middleport site, losses of $7.7 million related to the devaluation of the Argentine peso driven by government actions, and $11.7 million of other miscellaneous charges.
2024
Restructuring and other charges (income) primarily includes restructuring charges incurred in connection with the Project Focus initiative. For the year ended December 31, 2024, we incurred $132.1 million of contract abandonment charges as a result of the continued evaluation of our supply chain footprint during the fourth quarter of 2024 and $53.3 million of non-cash asset write off charges resulting from the contract cessation with one of our third-party manufacturers during the second quarter of 2024. The decision to exit these agreements was driven in part by our ability to source these materials from lower cost locations. Charges incurred in connection with Project Focus also consist of $55.8 million in severance and employee separation charges, including costs associated with the CEO transition, $31.0 million of professional service provider costs and other miscellaneous charges associated with the project, accelerated depreciation of 20.5 million on assets identified for disposal in connection with the restructuring initiative, and $13.2 million of asset impairment charges.
During the year ended December 31, 2024, we also recognized income of $2.9 million related to previously implemented restructuring initiatives including a $3.1 million gain recognized on the disposition of a previously closed manufacturing site.
Other charges (income), net, of $(83.2) million is comprised of a gain, net of full year incurred transaction costs, of $174.4 million from the sale of our GSS business, which was completed on November 1, 2024. The divestiture of GSS, which includes a line of products that serve a diverse mix of non-crop markets such as golf courses, professional sports stadiums and pest control, is a key step in FMC's strategic plan to focus solely on innovating products and services for the global crop protection market. The gain from the GSS sale was partially offset by $74.7 million of charges associated with our environmental sites and $16.5 million of other miscellaneous charges.
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
Other charges (income), net, of $163.9 million is comprised of $75.2 million in currency related charges driven by significant devaluation actions taken by the Argentine Government during the fourth quarter of 2023 as well as similar devaluation actions in Pakistan and Argentina during previous quarts of 2023. Other charges (income), net, also includes $13.0 million in charges primarily resulting from the third quarter acquisition of in-process research and development assets that do not meet the criteria for capitalization. We also incurred $66.9 million in environmental charges associated with remediation and other miscellaneous charges of $8.8 million.

Non-operating pension and postretirement charges (income)
2025 vs. 2024
Charges for each of the years ended December 31, 2025 and 2024 were $18.7 million and $18.2 million
2024 vs. 2023
Charges for each of the years ended December 31, 2024 and 2023 were $18.2 million.
Provision (benefit) for income taxes
In 2025, we recognized an income tax expense of $314.2 million, which resulted in an effective tax rate of negative 16.7 percent. For the year ended December 31, 2024, we recorded an income tax benefit of $150.9 million resulting in an effective tax rate of negative 59.8 percent. For the year ended December 31, 2023, we recorded an income tax benefit of $1,119.3 million resulting in an effective tax rate of negative 372.9 percent. Note 11 to the consolidated financial statements included in this Form 10-K includes more details on the drivers of the GAAP effective rate and year-over-year changes.
We believe showing the reconciliation below of our GAAP to non-GAAP effective tax rate provides investors with useful supplemental information about our tax rate on the core underlying business.

	Year Ended December 31,
	2025			2024			2023
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(1,886.6)	$314.2	(16.7)%	$252.5	$(150.9)	(59.8)%	$300.2	$(1,119.3)	(372.9)%
Corporate special charges (income)	2,316.1	158.1		238.0	37.1		256.3	32.8
Revisions to valuation allowances of historical deferred tax assets (1)	—	(45.3)		—	1.6		—	223.5
Net impact of Switzerland tax incentives (1)	—	(334.7)		—	153.9		—	830.8
Foreign currency and other discrete items (1)	—	(36.3)		—	12.0		—	113.1
non-GAAP - Continuing operations	$429.5	$56.0	13.0%	$490.5	$53.7	10.9%	$556.5	$80.9	14.5%
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
In connection with our plans to establish a global technology and innovation center in Switzerland, we initiated changes to our corporate entity structure, including intra-entity transfers of certain intellectual property, during the second quarter of 2024. As a result, we recorded a net tax benefit of approximately $300 million. This benefit, net of valuation allowance, was primarily a result of the recognition of a step-up in tax basis to the fair value of the transferred intellectual property by one of the Company’s Swiss subsidiaries. In addition, local tax impacts associated with the disposition of the transferred intellectual property were recorded as well as an increase in our valuation allowance associated with Swiss nonrefundable tax credits as a result of indirect effects of the transferred intellectual property. During the fourth quarter of 2024 and 2025, the Company recorded additional valuation allowances of approximately $120 million and $285 million, respectively, as a result of updated projections of future earnings associated with the 2023 deferred tax benefits noted above.

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
2025 vs. 2024
Discontinued operations, net of income taxes represented a loss of $36.6 million in 2025 compared to a loss of $61.8 million in 2024. The loss during both periods was primarily due to adjustments related to the retained liabilities from our previously discontinued operations. The loss in 2025 was partially offset by a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases.
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
Net income (loss)
2025 vs. 2024
The net loss recognized during the period was $2,237.4 million as compared to net income of $341.6 million in the prior year period. The change year over year is primarily attributable to the goodwill write off of $1,356.2 million and approximately $522 million of adjustments recorded in connection with preparing the India commercial business for sale. The change in the provision for income taxes also contributed to the decrease in net income during the period. The benefit for income taxes for the twelve months ended December 31, 2024 was the result of a tax benefit of approximately $300 million recorded due to changes in our corporate entity structure in connection with our plans to establish a global technology and innovation center in Switzerland. In comparison, we recorded a $314.2 million provision for income taxes during the twelve months ended December 31, 2025.
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

Adjusted EBITDA (non-GAAP)
2025 vs. 2024
Adjusted EBITDA of $842.7 million decreased $59.9 million, or approximately 7 percent versus the prior year period. Adjusted EBITDA was impacted by favorable costs of approximately 32 percent. The cost improvement was offset by a decrease in price and volumes impacting adjusted EBITDA by 29 percent and 3 percent, respectively. Foreign exchange impacts were also a headwind of 2 percent during the period. Adjusted EBITDA for the year ended December 31, 2024 includes contributions from the India commercial business. However, the year ended December 31, 2025 excludes the operating results of the India commercial business for six months as the held for sale period began in the third quarter of 2025. This exclusion accounts for 5 percent of the decrease in Adjusted EBITDA as compared to the prior year period.
2024 vs. 2023
Adjusted EBITDA of $902.6 million decreased $75.4 million, or approximately 8 percent versus the prior year period. Cost as well as volume improvement of approximately 14 percent and 1 percent, respectively, were fully offset by unfavorable pricing impacts of approximately 25 percent. Favorable foreign currency impacts of approximately 2 percent also increased adjusted EBITDA.

Liquidity and Capital Resources
As a global agricultural sciences company, we require cash primarily for seasonal working capital needs, capital expenditures, and return of capital to shareholders. We plan to meet these liquidity needs through available cash, cash generated from operations, and borrowings under our committed Revolving Credit Facility as well as other liquidity facilities, and in certain instances access to debt capital markets. On February 5, 2026, we announced that the Company is engaging in a strategic review to explore options to enhance shareholder value. Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions, or licensing transactions, a combination of these, or other strategic transactions. Information involving our material cash requirements is detailed below.
Cash
Cash and cash equivalents at December 31, 2025 and 2024, were $584.5 million and $357.3 million, respectively. Of the cash and cash equivalents balance at December 31, 2025, $577.3 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within this Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At December 31, 2025, we had total debt of $4,074.9 million as compared to $3,365.3 million at December 31, 2024. Total debt included $2,769.8 million and $3,027.9 million of long-term debt (excluding current portions of $585.6 million and $76.1 million) at December 31, 2025 and 2024, respectively. Our short-term debt consists of foreign borrowings and borrowings under our committed Revolving Credit Facility. Foreign borrowings decreased from $135.7 million at December 31, 2024 to $76.5 million at December 31, 2025. We had borrowings of $643.0 million under our Revolving Credit Facility at December 31, 2025. We had no commercial paper borrowings at December 31, 2025 as compared to outstanding commercial paper of $125.6 million at December 31, 2024. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
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
As of December 31, 2025, we were in compliance with all of our debt covenants. In February 2025 and December 2025, we entered into new amendments to our Revolving Credit Facility to amend the maximum leverage and minimum interest coverage ratios and to extend the maturity date of the facility to 2028. Increases to the Company’s regular quarterly dividend are limited and other restrictions are effective as defined in the amended agreement entered into in December 2025. Our ability to meet certain restrictive covenants and guarantees in our Revolving Credit Facility and other debt instruments will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. If our business does not perform in line with current expectations, we will be at risk of non-compliance with such covenants and guarantees. See Note 12 to the consolidated financial statements included within this Form 10-K for further details.
Our total debt maturities, excluding discounts, is $4,105.5 million at December 31, 2025, with $1,305.1 million payable in the next 12 months. As of December 31, 2025, we had contractual interest obligations of $3,480.3 million outstanding, with $166.5 million payable in the next 12 months. Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We do not have any long-term debt subject to variable interest rates at December 31, 2025.
Access to credit and future liquidity and funding needs
As of December 31, 2025, borrowings under our Revolving Credit Facility were $643.0 million and letters of credit outstanding under the Revolving Credit Facility totaled $209.8 million. At December 31, 2025, our remaining borrowing capacity under our credit facility was $1,147.2 million. In accordance with U.S. GAAP, we have classified the borrowings under the Revolving Credit Facility as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028. At December 31, 2025, we had no borrowings outstanding under the commercial paper program. Our balances under the Revolving Credit Facility and commercial paper program fluctuate from year to year depending on working capital needs.

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
Commitments
We provide guarantees to financial institutions on behalf of certain customers, principally customers in Brazil for their seasonal borrowing. The total of these guarantees was $53.1 million at December 31, 2025. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
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
Taxes, Pension, Environmental, and Other Discontinued Liabilities
As of December 31, 2025, the liability for uncertain tax positions was $59.6 million. Our consolidated balance sheets contain accrued pension and other postretirement benefits, our environmental liabilities, and our other discontinued liabilities for which we are unable to make a reasonably reliable estimate of the periods in which these liabilities might be paid beyond 2026. We believe any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years. See our discussion under 2025 Cash Flow Outlook in the Free Cash Flow section within this Form 10-K for information on these liabilities and the related expected payments in 2026.
Derivatives
At times we can be in a derivative liability position that can require future cash obligations. However, as of December 31, 2025, we had no such obligations.
Leases
We have lease arrangements for equipment and facilities, including office spaces, IT equipment, transportation equipment, and machinery equipment. As of December 31, 2025, we had fixed lease payment obligations of $149.0 million, with $31.0 million payable within 12 months.
Purchase obligations
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. As of December 31, 2025, our purchase obligations were $179.9 million, with $68.5 million payable in the next twelve months. The majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract and not a year by year take-or-pay. As such, the obligations related to these types of contacts are considered payable in the earliest period in which the minimum obligation could be due under these types of contracts.

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(6.2) million, $736.7 million and $(300.3) million for 2025, 2024 and 2023, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Year ended December 31,
	2025	2024	2023
Income from continuing operations before non-operating pension and postretirement charges (income), interest expense, net and income taxes (GAAP)	$(1,628.3)	$506.5	$555.6
Restructuring and other charges (income), non-cash commercial actions for India held for sale business, transaction-related charges and depreciation and amortization	2,435.2	396.1	396.6
Change in trade receivables, net (1)	228.4	(348.8)	192.4
Change in guarantees of vendor financing	(39.8)	15.9	(72.4)
Change in advance payments from customers (2)	(1.8)	(26.5)	(199.1)
Change in accrued customer rebates (3)	(58.9)	30.7	16.0
Change in inventories (4)	(156.3)	475.8	(72.8)
Change in accounts payable (5)	20.1	171.7	(626.0)
Change in all other operating assets and liabilities (6)	(218.0)	74.7	(13.7)
Restructuring and other spending (7)	(112.4)	(130.0)	(30.3)
Environmental spending, continuing, net of recoveries (8)	(32.5)	(35.4)	(34.5)
Pension and other postretirement benefit contributions (9)	(3.9)	(5.5)	(2.4)
Net interest payments (10)	(241.9)	(232.2)	(229.6)
Tax payments, net of refunds (11)	(196.1)	(156.3)	(180.1)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(6.2)	$736.7	$(300.3)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2025 was driven by lower revenue year over year as well as timing of collections. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.
(2)Advance payments are typically received in the fourth quarter of each year, primarily in our North America operations as revenue associated with advance payments is recognized, generally in the first half of each year following the seasonality of that business, as shipments are made and title, ownership and risk of loss pass to the customer. The activity in 2025 was consistent with the same period in 2024. The change in 2024 was driven by higher advance payments received during 2024 compared to the same period in 2023 offset by the higher application of those advances against current period sales.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle. The changes year over year are mostly associated with lower revenues and the mix in sales eligible for rebates and incentives as well as timing of certain rebate payments.
(4)Changes in inventory reflect the inventory build required during 2025 to meet projected demand compared to the 2024 period which was impacted by a lower sales outlook as a result of the channel destocking. The changes in inventory during 2024 reflect the lower inventory build required following the lower sales volume in 2023 resulting from the channel destocking. Higher sales during the second half of 2024 contributed to the decrease in inventories. The change in cash flows during 2023 is the result of lower than expected sales volume during the period.
(5)The change in cash flows related to accounts payable in 2025 was driven by the timing of payments made to suppliers and vendors. As of December 31, 2025, approximately 86 percent of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criteria. As of December 31, 2024, approximately 99 percent of our accounts payable balance was considered current under the same definition. The change in cash flows related to accounts payable in 2024 was driven by the timing of payments to suppliers and vendors following a period of reducing spending in the prior period. The change in cash flows related to accounts payable in 2023 is primarily due to lower raw material inventory purchases due to the decline in demand and, to a lesser extent, the timing of payments made to suppliers and vendors
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.
(7)See Note 7 to the consolidated financial statements included within this Form 10-K for further details.

(8)In addition to the environmental cash spend presented in the table above, our results for each of the years presented also include environmental charges for environmental remediation of $99.4 million, $74.7 million and $66.9 million, respectively. The amounts represent environmental remediation spending which were recorded against pre-existing reserves, net of recoveries. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations. The amounts recorded against pre-existing reserves in 2025 will be spent in future years.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, in 2025, 2024 and 2023.
(10)Interest payments increased in 2025 due to refinancing activity and higher foreign debt balances and rates. The increase was partially offset by a decrease due to lower short-term domestic balances and rates.
(11)Amounts shown in the chart represent net tax payments of our continuing operations across various jurisdictions.

Cash provided (required) by operating activities of discontinued operations was $(74.0) million, $(65.6) million and $(86.1) million for 2025, 2024 and 2023, respectively.
Cash required by operating activities of discontinued operations in 2025 is directly related to environmental spending of $42.3 million as well as $31.7 million for other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings, collectively. 2024 and 2023 spending were of a similar nature. Discontinued operations for 2024 also includes cash proceeds, net of fees of $18.0 million received as the result of an insurance settlement for retained legal reserves. Additionally, during 2023, we paid $16.5 million for a portion of settlement amount related to one of our discontinued foreign environmental remediation sites and the remaining payment of $11.3 million was paid in 2024.
Cash provided (required) by investing activities of continuing operations was $(99.7) million, $263.6 million and $(154.4) million for 2025, 2024 and 2023, respectively.
Cash required by investing activities of continuing operations for 2025 of $99.7 million decreased compared to cash provided by investing activities for 2024 of $263.6 million. In 2024, we received proceeds, net of the preliminary working capital adjustment, of approximately $340 million in connection with the completion of the sale of our Global Specialty Solutions ("GSS") business to Environmental Science US, LLC d/b/a Envu, which was completed on November 1, 2024. During the twelve months ended December 31, 2025, we also paid approximately $11.7 million to Envu as a true-up of the final working capital adjustment related to the sale. The timing of payments related to capital expenditures as contributed to the change year over year.
Cash required for 2023 is primarily due to capital expenditures for increased capacity, and to a lesser extent, acquisition related spending associated with the acquired IPR&D assets completed during the third quarter of 2023.
Cash provided (required) by financing activities of continuing operations was $386.0 million, $(870.1) million and $331.5 million in 2025, 2024 and 2023, respectively.
Cash provided by financing activities of continuing operations increased during the twelve months ended December 31, 2025 compared to the same period in the prior year primarily due to the proceeds of $750 million from the Subordinated Notes. The increase was partially offset by the redemption of $500 million of senior notes and financing fees associated with the issuance of the Subordinated Notes. There were no share repurchases during the twelve months ended December 31, 2025 and 2024 under the publicly announced program.
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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure.

FREE CASH FLOW RECONCILIATION

(in Millions)	Year ended December 31,
	2025	2024	2023
Cash provided (required) by operating activities of continuing operations (GAAP) (1)	$(6.2)	$736.7	$(300.3)

Capital expenditures (2)	(96.3)	(67.9)	(133.9)
Other investing activities (2)(3)	11.2	(3.7)	(9.8)
Proceeds from land disposition (4)	—	—	5.8
Capital additions and other investing activities	$(85.1)	$(71.6)	$(137.9)

Cash provided (required) by operating activities of discontinued operations (5)	(74.0)	(65.6)	(86.1)
Divestiture transaction costs (6)	—	14.0	—
Free cash flow (non-GAAP)	$(165.3)	$613.5	$(524.3)
___________________
(1)Includes cash payments made in connection with our Project Focus transformation program of $93.9 million and $106.2 million for the years ended December 31, 2025 and 2024. For additional detail on Project Focus, see Note 7.
(2)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(3)Included in the amounts is cash spending associated with contract manufacturers of $2.7 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.
(4)During 2023, we received the final payment of $5.8 million related to the agreement with the Shanghai Municipal People's Government.
(5)Refer to the above discussion for further details.
(6)Represents transactional-related costs such as legal and professional third-party fees associated with the sale of our GSS business. Proceeds from the sale of our GSS business are excluded from free cash flow; therefore, we have also excluded the related transaction costs from free cash flow.

2026 Cash Flow Outlook
Our cash needs for 2026 include operating cash requirements (particularly working capital as well as environmental, asset retirement obligation, and restructuring spending), and capital expenditures as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed Revolving Credit Facility. At December 31, 2025 our remaining borrowing capacity under our credit facility was $1,147.2 million.
We expect 2026 cash provided (required) by operating activities of continuing operations and free cash flow (non-GAAP) to increase primarily due lower cash taxes and improved working capital performance, including other assets and liabilities, partially offset by lower Adjusted EBITDA and higher restructuring spending. We also expect the proceeds from the anticipated completion of the sale of our India commercial business to be used to pay down debt.
Key cash requirements included in cash provided by operating activities of continuing operations
Pension
We do not expect to make any voluntary cash contributions to our U.S. qualified defined benefit pension plan in 2026. The plan is slightly overfunded and our portfolio is comprised of 100 percent fixed income securities and cash. Our investment strategy is a liability hedging approach with an objective of maintaining the funded status of the plan such that the funded status volatility is minimized and the likelihood that we will be required to make significant contributions to the plan is limited.
Environmental
Projected 2026 spending, net of recoveries includes approximately $50 million to $60 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
Projected 2026 spending, net of recoveries includes approximately $40 million to $50 million of net environmental remediation spending for our discontinued sites. These projections include spending as a result of a settlement reached in 2019 at our Middleport, New York site of $10 million maximum per year, on average, until the remediation is complete.
Total projected 2026 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of $90 million to $110 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $130 million to $155 million in 2026, which primarily relate to Project Foundation and Project Focus activities. As previously noted in the section titled "Results of Operations," we expect to incur approximately $560 million to $635 million of pre-tax restructuring charges in connection with Project Foundation in total over the life of the program. This includes $420 million to $440 million of non-cash asset write-off charges. We expect cash payments of approximately $65 million during 2026 in connection with Project Foundation. We have implemented substantially all the activities associated with Project Focus. However, we expect cash payments of approximately $63 million primarily related to the cash payments required in association with contract abandonment activities executed under the program.
Capital additions and other investing activities
Projected 2026 capital expenditures and expenditures related to contract manufacturers are expected to be in the range of approximately $90 million to $110 million. The spending is mainly driven by investments for our new products. Expenditures related to contract manufacturers are included within "other investing activities."
Share repurchases
Except for purchases associated with our equity compensation plans, we do not anticipate any share repurchases during 2026 in compliance with the amendment to the Company's credit agreement. See Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities for additional information regarding the Company's publicly announced repurchased program authorized in February 2022.

Dividends
For the years ended December 31, 2025, 2024 and 2023, we paid $291.3 million, $290.6 million and $290.5 million in dividends, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On January 15, 2026, we paid dividends aggregating $10.0 million to our shareholders of record as of December 31, 2025. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of December 31, 2025. We expect to continue to make quarterly dividend payments. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. The company has a long history of returning cash to shareholders and will continue to evaluate its capital allocation on an ongoing basis. As described in Note 12 to the consolidated financial statements, increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.
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
Impairments and valuation of long-lived and indefinite-lived assets
Our long-lived assets primarily include property, plant and equipment and intangible assets. Historically, our long-lived assets also included goodwill; however, we recorded a write-off of our remaining goodwill balance during the year ended December 31, 2025. Refer below for further detail of the write-off.
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
We perform an annual impairment test of our indefinite-lived intangible assets and, historically, our goodwill, in the third quarter of each year, or more frequently whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. Our fiscal year 2025 annual impairment test was performed during the third quarter ended September 30, 2025. At the time of the annual impairment test, we determined no goodwill impairment or indefinite-lived asset impairment existed and the fair value was in excess of the carrying value for each asset class. As a result of the significant decrease in our stock price during the fourth quarter of 2025, we also performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements during the fourth quarter of 2025. We recorded a $1,356.2 million write-off of our remaining goodwill balance in connection with the impairment test. There was no impairment identified on our other intangible assets.
In performing our evaluation, we assess qualitative factors such as overall financial performance of our portfolio, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. We estimate the fair value of the reporting unit using a discounted cash flow model as part of the income approach. We assess the appropriateness of projected financial information by comparing projected revenue growth rates, profit margins and tax rates to historical performance, industry data and selected guideline companies, where applicable. Our key assumptions include future cash flow projections, tax rates, terminal growth rates and discount rates.
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
We use several assumptions and statistical methods to determine the asset values used to calculate both the expected rate of return on assets component of pension cost and to calculate our plans’ funding requirements. We apply the fair value approach for our liability-hedging asset class, which does not involve deferring the impact of excess plan asset gains or losses in the determination of these two components of net periodic benefit cost. This class of assets is comprised solely of fixed income securities and therefore, provides a natural hedge (liability-hedging assets) against the changes in the recorded amount of net periodic benefit cost. We use an actuarial value of assets to determine our plans’ funding requirements. The actuarial value of assets must be within a certain range, high or low, of the actual market value of assets, and is adjusted accordingly.
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2025, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve, when populated with projected cash flows that represent the expected timing and amount of our plans' benefit payments, produced an effective discount rate of 5.32 percent for our U.S. qualified plan, 4.71 percent for our U.S. nonqualified, and 4.89 percent for our U.S. other postretirement benefit plans.
The discount rates used to determine projected benefit obligation at our December 31, 2025 and 2024 measurement dates for the U.S. qualified plan were 5.32 percent and 5.60 percent, respectively. The effect of the change in the discount rate from 5.60 percent to 5.32 percent at December 31, 2025 resulted in a $20.4 million increase to our U.S. qualified pension benefit obligations. The effect of the change in the discount rate used to determine net annual benefit cost (income) from 4.97 percent at December 31, 2024 to 5.32 percent at December 31, 2025 resulted in a $2.2 million decrease to the 2025 U.S. qualified pension expense.
The change in discount rate from 5.60 percent at December 31, 2024 to 5.32 percent at December 31, 2025 was attributable to an increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2024 and 2025 measurement dates. Using the December 31, 2025 and 2024 yield curves, our U.S. qualified plan cash flows produced a single weighted-average discount rate of approximately 5.32 percent and 5.60 percent, respectively.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. Our long-term rate of return for the fiscal year ended December 31, 2025, 2024 and 2023 was 5.25 percent, 4.50 percent and 4.75 percent, respectively.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $35.5 million and $36.4 million at December 31, 2025 and 2024, respectively, and increased pension and other postretirement benefit costs by $0.3 million, $0.3 million and $0.5 million for 2025, 2024 and 2023, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $38.0 million and $39.1 million at December 31, 2025 and 2024, respectively, and decreased pension and other postretirement benefit costs by $0.2 million in 2025, $0.2 million in 2024, and $0.1 million in 2023.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.6 million, $5.0 million and $5.0 million for 2025, 2024 and 2023, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.6 million, $5.0 million and $5.0 million for 2025, 2024 and 2023, respectively.
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
At December 31, 2025, our net financial instrument position was a net liability of $9.5 million compared to a net asset of $34.1 million at December 31, 2024. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2025 and 2024, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	Net Asset / (Liability) Position with 10% Strengthening	Net Asset / (Liability) Position with 10% Weakening
Net asset/(liability) position at December 31, 2025	$(9.5)	$(69.9)	$22.7

Net asset/(liability) position at December 31, 2024	34.1	50.8	(8.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2025 and 2024, we had no outstanding interest rate swap contracts, and as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio at December 31, 2025 is composed of 82 percent fixed-rate debt and 18 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Revolving Credit Facility and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2025, a one percentage point increase in interest rates would have increased gross interest expense by $7.2 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $7.2 million for the year ended December 31, 2025.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in Millions, Except Per Share Data)	Year Ended December 31,
	2025	2024	2023
Revenue	$3,467.4	$4,246.1	$4,486.8
Costs and expenses
Costs of sales and services	2,184.4	2,597.2	2,655.8
Gross margin	$1,283.0	$1,648.9	$1,831.0
Selling, general and administrative expenses	684.9	644.6	734.3
Research and development expenses	266.1	278.0	328.8
Restructuring and other charges (income)	1,960.3	219.8	212.3
Total costs and expenses	$5,095.7	$3,739.6	$3,931.2
Income (loss) from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	$(1,628.3)	$506.5	$555.6
Non-operating pension, postretirement and other charges (income)	18.7	18.2	18.2
Interest expense, net	239.6	235.8	237.2
Income (loss) from continuing operations before income taxes	$(1,886.6)	$252.5	$300.2
Provision (benefit) for income taxes	314.2	(150.9)	(1,119.3)
Income (loss) from continuing operations	$(2,200.8)	$403.4	$1,419.5
Discontinued operations, net of income taxes	(36.6)	(61.8)	(98.5)
Net income (loss)	$(2,237.4)	$341.6	$1,321.0
Less: Net income (loss) attributable to noncontrolling interests	1.5	0.5	(0.5)
Net income (loss) attributable to FMC stockholders	$(2,238.9)	$341.1	$1,321.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(2,202.3)	$402.9	$1,420.0
Discontinued operations, net of income taxes	(36.6)	(61.8)	(98.5)
Net income (loss) attributable to FMC stockholders	$(2,238.9)	$341.1	$1,321.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(17.59)	$3.22	$11.34
Discontinued operations	(0.29)	(0.49)	(0.79)
Net income (loss) attributable to FMC stockholders	$(17.88)	$2.73	$10.55
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(17.59)	$3.21	$11.31
Discontinued operations	(0.29)	(0.49)	(0.78)
Net income (loss) attributable to FMC stockholders	$(17.88)	$2.72	$10.53

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in Millions)	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(2,237.4)	$341.6	$1,321.0
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$50.3	$(53.6)	$29.7
Total foreign currency adjustments (1)	$50.3	$(53.6)	$29.7
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax expense (benefit) of $10.3 in 2025, $7.8 in 2024 and $(29.1) in 2023	$20.6	$33.2	$(72.4)
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax (expense) benefit of $(15.2) in 2025, $(0.6) in 2024 and $31.7 in 2023 (3)	(32.8)	(0.5)	73.9
Total derivative instruments, net of tax expense (benefit) of $(4.9) in 2025, $7.2 in 2024 and $2.6 in 2023	$(12.2)	$32.7	$1.5
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax expense (benefit) of $(1.1) in 2025, $1.2 in 2024 and $2.9 in 2023 (2)	$(4.7)	$4.9	$11.4
Reclassification of net actuarial and other (gain) loss, amortization of prior service costs and settlement charges, included in net income, net of tax (expense) benefit of $2.4 in 2025, $2.8 in 2024 and $2.9 in 2023 (3)	10.0	10.9	11.0
Total pension and other postretirement benefits, net of tax expense (benefit) of $1.3 in 2025, $4.0 in 2024 and $5.8 in 2023	$5.3	$15.8	$22.4

Other comprehensive income (loss), net of tax	$43.4	$(5.1)	$53.6
Comprehensive income (loss)	$(2,194.0)	$336.5	$1,374.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	3.0	(0.5)	—
Comprehensive income (loss) attributable to FMC stockholders	$(2,197.0)	$337.0	$1,374.6
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

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$584.5	$357.3
Trade receivables, net of allowance of $43.3 in 2025 and $39.4 in 2024	2,062.0	2,903.2
Inventories	1,219.6	1,201.6
Prepaid and other current assets	481.2	496.2
Assets held for sale	611.7	—
Total current assets	$4,959.0	$4,958.3
Investments	20.4	25.6
Property, plant and equipment, net	707.4	849.7
Goodwill	—	1,507.0
Other intangibles, net	2,361.8	2,360.7
Other assets including long-term receivables, net	423.0	428.2
Deferred income taxes	1,215.6	1,523.8
Total assets	$9,687.2	$11,653.3
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,305.1	$337.4
Accounts payable, trade and other	771.0	768.5
Advance payments from customers	453.1	453.8
Accrued and other liabilities	574.0	755.2
Accrued customer rebates	417.4	489.9
Guarantees of vendor financing	45.7	85.5
Accrued pension and other postretirement benefits, current	3.3	6.4
Income taxes	24.0	122.5
Liabilities held for sale	161.7	—
Total current liabilities	$3,755.3	$3,019.2
Long-term debt, less current portion	2,769.8	3,027.9
Accrued pension and other postretirement benefits, long-term	21.0	19.4
Environmental liabilities, continuing and discontinued	600.4	521.3
Deferred income taxes	54.1	86.0
Other long-term liabilities	387.7	470.7
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2025 or 2024	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2025 and 2024; 185,983,792 shares issued in 2025 and 2024	18.6	18.6
Capital in excess of par value of common stock	972.0	966.5
Retained earnings	4,170.1	6,637.5
Accumulated other comprehensive income (loss)	(368.7)	(410.6)
Treasury stock, common, at cost, 61,049,736 shares in 2025 and 61,142,890 shares in 2024	(2,720.5)	(2,724.5)
Total FMC stockholders’ equity	$2,071.5	$4,487.5
Noncontrolling interests	27.4	21.3
Total equity	$2,098.9	$4,508.8
Total liabilities and equity	$9,687.2	$11,653.3
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2025	2024	2023
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(2,237.4)	$341.6	$1,321.0
Discontinued operations, net of income taxes	36.6	61.8	98.5
Income (loss) from continuing operations	$(2,200.8)	$403.4	$1,419.5
Adjustments from income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$173.6	$176.3	$184.3
Restructuring and other charges (income)	1,960.3	219.8	212.3
Non-cash commercial actions for India held for sale business	319.8	—	—
Deferred income taxes	304.8	(340.3)	(1,292.8)
Pension and other postretirement benefits	14.3	20.0	20.9
Share-based compensation	24.0	23.8	25.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	$228.4	$(348.8)	$192.4
Guarantees of vendor financing	(39.8)	15.9	(72.4)
Advance payments from customers	(1.8)	(26.5)	(199.1)
Accrued customer rebates	(58.9)	30.7	16.0
Inventories	(156.3)	475.8	(72.8)
Accounts payable, trade and other	20.1	171.7	(626.0)
Income taxes	(186.4)	(5.4)	(62.8)
Pension and other postretirement benefit contributions	(3.9)	(5.5)	(2.4)
Environmental spending, continuing, net of recoveries	(32.5)	(35.4)	(34.5)
Restructuring and other spending (1)	(112.4)	(130.0)	(30.3)
Change in other operating assets and liabilities, net (2)	(258.7)	91.2	21.5
Cash provided (required) by operating activities of continuing operations	$(6.2)	$736.7	$(300.3)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(42.3)	$(52.1)	$(54.5)
Other discontinued spending (3)	(31.7)	(13.5)	(31.6)
Cash provided (required) by operating activities of discontinued operations	$(74.0)	$(65.6)	$(86.1)
____________________
(1)For additional detail on restructuring and other charges activities, see Note 7 to our consolidated financial statements included within this Form 10-K.
(2)Changes in all periods represent timing of payments associated with all other operating assets and liabilities.
(3)Discontinued operations for the twelve months ended December 31, 2024 includes cash proceeds, net of fees of $18.0 million received as the result of an insurance settlement for retained legal reserves.

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2025	2024	2023
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(96.3)	$(67.9)	$(133.9)
Acquisitions, including cost and equity method, net (4)	(2.5)	(4.8)	(16.5)
Proceeds from (disbursements for) the sale of the GSS business	(12.1)	340.0	—
Proceeds from land disposition (5)	—	—	5.8
Other investing activities (6)	11.2	(3.7)	(9.8)
Cash provided (required) by investing activities of continuing operations	$(99.7)	$263.6	$(154.4)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$459.5	$(576.7)	$400.7
Proceeds from borrowing of long-term debt	750.0	—	1,498.6
Financing fees and premiums (7)	(16.4)	—	(0.8)
Repayments of long-term debt	(500.6)	—	(1,200.0)
Acquisitions of noncontrolling interests	(8.6)	—	—
Distributions to noncontrolling interests	(5.0)	(0.7)	(0.6)
Dividends paid (8)	(291.3)	(290.6)	(290.5)
Issuances of common stock, net	0.2	0.2	5.3
Repurchases of common stock under publicly announced program	—	—	(75.0)
Other repurchases of common stock	(1.8)	(2.3)	(6.2)
Cash provided (required) by financing activities of continuing operations	$386.0	$(870.1)	$331.5
Effect of exchange rate changes on cash and cash equivalents	21.1	(9.7)	(60.3)
Increase (decrease) in cash and cash equivalents	$227.2	$54.9	$(269.6)
Cash and cash equivalents, beginning of period	357.3	302.4	572.0
Cash and cash equivalents, end of period	$584.5	$357.3	$302.4
____________________
(4)The acquisitions, including cost and equity method, net amount in 2023 includes an $11.9 million payment related to the in-process research and development assets acquired.
(5)During December 2022, we finalized a land transfer agreement with the Shanghai Municipal People's Government. In 2023, we received cash proceeds of $5.8 million for the land transfer.
(6)Included in the above is cash spending associated with contract manufacturers of $2.7 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.
(7)See Note 12 to the consolidated financial statements included within this Form 10-K for more information on the make-whole premium paid in connection with the early redemption of certain debt instruments.
(8)See Note 15 to the consolidated financial statements included within this Form 10-K regarding our quarterly cash dividend.

Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $237.3 million, $232.2 million and $229.6 million, and income taxes paid, net of refunds was $196.1 million, $156.3 million and $180.1 million in December 31, 2025, 2024 and 2023, respectively. Non-cash additions to property, plant and equipment and other assets at December 31, 2025, 2024 and 2023 were $17.5 million, $26.1 million and $18.6 million, respectively. Non-cash investing activities include investments of $13.9 million and $16.4 million representing the deferred purchase price in a trade receivables securitization program for the years ended December 31, 2025, and 2024, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’ Equity
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2022	$18.6	$909.2	$5,555.9	$(459.6)	$(2,646.2)	$23.0	$3,400.9
Net income (loss)	—	—	1,321.5	—	—	(0.5)	1,321.0
Stock compensation plans	—	26.4	—	—	5.2	—	31.6
Shares for benefit plan trust	—	—	—	—	(1.7)	—	(1.7)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	22.4	—	—	22.4
Net hedging gains (losses) and other, net of income tax	—	—	—	1.5	—	—	1.5
Foreign currency translation adjustments	—	—	—	29.2	—	0.5	29.7
Dividends ($2.32 per share)	—	—	(290.3)	—	—	—	(290.3)
Repurchases of common stock	—	—	—	—	(81.2)	—	(81.2)
Distributions to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance December 31, 2023	$18.6	$935.6	$6,587.1	$(406.5)	$(2,723.9)	$22.5	$4,433.4
Net income (loss)	—	—	341.1	—	—	0.5	341.6
Stock compensation plans	—	30.9	—	—	1.8	—	32.7
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	15.8	—	—	15.8
Net hedging gains (losses) and other, net of income tax	—	—	—	32.7	—	—	32.7
Foreign currency translation adjustments	—	—	—	(52.6)	—	(1.0)	(53.6)
Dividends ($2.32 per share)	—	—	(290.7)	—	—	—	(290.7)
Repurchases of common stock	—	—	—	—	(2.3)	—	(2.3)
Distributions to noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Balance December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(2,238.9)	—	—	1.5	(2,237.4)
Stock compensation plans	—	22.2	—	—	2.2	—	24.4
Shares for benefit plan trust	—	—	—	—	3.6	—	3.6
Net pension and other benefit actuarial gains (losses) and prior service cost, net of income tax	—	—	—	5.3	—	—	5.3
Net hedging gains (losses) and other, net of income tax	—	—	—	(12.2)	—	—	(12.2)
Foreign currency translation adjustments	—	—	—	48.8	—	1.5	50.3
Dividends ($1.82 per share)	—	—	(228.5)	—	—	—	(228.5)
Repurchases of common stock	—	—	—	—	(1.8)	—	(1.8)
Acquisitions of noncontrolling interests (1)	—	(16.7)	—	—	—	8.1	(8.6)
Distributions to noncontrolling interests	—	—	—	—	—	(5.0)	(5.0)
Balance December 31, 2025	$18.6	$972.0	$4,170.1	$(368.7)	$(2,720.5)	$27.4	$2,098.9

(1)         See Note 15 to the consolidated financial statements included within this Form 10-K for more detail on transactions with non-controlling interest.
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
The allowance for trade receivables was $43.3 million and $39.4 million as of December 31, 2025 and 2024, respectively. The allowance for long-term receivables was $31.5 million and $21.3 million at December 31, 2025 and 2024, respectively. The provision to the allowance for receivables charged against operations was $17.5 million, $10.4 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 8 to the consolidated financial statements included within this Form 10-K for more information.
Investments. Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings and losses of these investments. Majority owned investments in which our control is restricted are also accounted for using the equity method. As of December 31, 2025 and 2024, we do not own any equity method investments. All other investments are carried at their fair values or at cost, as appropriate and are not material to our consolidated financial statements.

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
Capitalized interest. We capitalized interest costs of $12.0 million, $9.6 million, and $9.3 million in 2025, 2024, and 2023, respectively. These costs were primarily associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
The carrying amounts for the AROs for the years ended December 31, 2025 and 2024 are $14.3 million and $10.3 million, respectively. These amounts are included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheet.
Restructuring and other charges. We continually perform strategic reviews and assess the return on our business. This sometimes results in a plan to restructure the operations of our business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance. See Note 7 to the consolidated financial statements included within this Form 10-K for more information on our restructuring programs, including Project Focus and Project Foundation, which were announced in December 2023 and 2025, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. In addition to our annual test and as a result of the significant decrease in our stock price during the fourth quarter of 2025, we performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements for the year ending December 31, 2025. Based on this assessment, we recorded a write-off of our remaining goodwill balance in 2025. There was no impairment identified on our other intangible assets in 2025. We did not record any goodwill or intangible asset impairments in 2024 and 2023. During each of these assessments, we performed a quantitative assessment using a discounted cash flow model.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
India Held for Sale Business. In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. The sale process is underway and is expected to conclude during 2026; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. The business does not qualify for recognition as discontinued operations and will continue to be presented in the Company’s reported GAAP results until a transaction is completed.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Total adjustment - approximately $522 million for the year ended December 31, 2025
The assets associated with the India commercial business held a carrying value of approximately $960 million at June 30, 2025. We evaluated the fair value of the assets associated with the business and determined the estimated fair value less costs to sell to be $450 million. Accordingly, we recorded $522 million of charges and write-downs in 2025 as a result of one-time commercial actions to prepare the India business for sale and an asset impairment charge in accordance with the held-for-sale accounting standards. This adjustment was reflected across multiple income statement line items.
•Operating results, substantially pre-sale commercial adjustments ($319.8 million): These one-time actions commenced during the period included product returns and pricing changes designed to (1) accelerate receivables collection, (2) optimize the working capital mix of receivables and inventory, and (3) address contemporaneous changes in local indirect taxation. These adjustments impacted both the Revenue and Cost of sales and services line items on the consolidated statement of income (loss), resulting in revenue charges for the India business in the second half of 2025. The $320 million is made up of revenue charges of $422 million, a credit to cost of sales of $128 million and selling, general and administrative charges of $26 million.
•Asset impairment ($194.8 million): Following the commercial adjustments, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sell, was recorded as an asset impairment, reflected within the Restructuring and Other Charges line item on the consolidated statement of income (loss).
•Third-party costs ($7.1 million): We also incurred charges for third party provider costs in connection with preparing the India business for sale, reflected within the Restructuring and Other Charges line item on the consolidated statement of income (loss).
Balance sheet impact - The combination of commercial adjustments and impairment, as well as net transfers of $5.6 million between the India business and FMC as the parent company, resulted in a write-down of the net assets identified as held for sale to $450 million, as presented on the consolidated balance sheet as of December 31, 2025.
The table below summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet:

(in millions)	December 31, 2025
Trade receivables, net of allowance of $3.7 million	$268.3
Inventories	219.2
Prepaid and other current assets (1)	142.2
Property, plant and equipment, net	9.7
Goodwill	163.1
Other assets	4.0
Impairment on assets held for sale	(194.8)
Assets held for sale	$611.7

Accounts payable, trade and other	$22.3
Accrued and other liabilities	122.8
Accrued customer rebates	16.6
Liabilities held for sale	$161.7

Net assets held for sale	$450.0
___________________________________
(1)Primarily consists of the refund asset for the expected recovery of products from customers, which is recorded in connection with our estimated sales return liability.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

GSS Divestiture. On November 1, 2024, we completed the sale of our Global Specialty Solutions ("GSS") business to Environmental Science US, LLC d/b/a Envu ("Envu") and received proceeds, net of the preliminary working capital adjustment, of approximately $340 million. During the second and third quarters of 2025, certain foreign assets, consisting primarily of working capital balances, were transferred to Envu as a result of local timing constraints at the time of the sale. We received consideration for the foreign assets, which were not material, at closing of the sale in 2024 and no additional consideration was received at the date of transfer.
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
Recently adopted accounting guidance
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Changes to the Disclosure Requirements for Income Taxes, to improve the transparency and decision usefulness of income tax disclosures. The standard requires companies to disclose a tabular effective rate reconciliation with certain reconciling items broken out by nature and/or jurisdiction as well as more robust disclosures of income taxes paid, specifically broken out between federal, state and foreign. The ASU is effective for FMC beginning with the Form 10-K for the year ended December 31, 2025, and, as such, we have adopted the new disclosure requirements for this Form 10-K. Refer to Note 11 to the consolidated financial statements for the required disclosures.
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the table below.
The following table provides information about disaggregated revenue by major geographical region:

	Year Ended December 31,
(in Millions)	2025	2024	2023
North America (1)	$1,102.2	$1,173.4	$1,204.8
Latin America (1)	1,351.4	1,389.5	1,401.1
Europe, Middle East & Africa	871.5	834.8	899.2
Asia (2)	142.3	848.4	981.7
Total Revenue	$3,467.4	$4,246.1	$4,486.8
____________________
(1)Countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 31, 2025, 2024, and 2023 for the U.S. totaled $923.1 million, $1,003.1 million and $978.1 million, respectively, and for Brazil totaled $1,116.5 million, $1,081.1 million and $1,017.3 million, respectively.
(2)During the twelve months ended December 31, 2025, we took several one-time commercial actions to prepare the India commercial business for sale. These one-time actions to position the India business for sale resulted in revenue charges of $422 million for the India business in 2025 and included the recognition of actual inventory returns during the period, an increase to the reserve for future sales returns, and various pricing actions to assist with the acceleration of receivable collection. Refer to Note 1 for further details on the India held for sale business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table provides information about disaggregated revenue by major product category:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Insecticides	$1,572.7	$2,377.9	$2,639.4
Herbicides	1,246.9	1,280.5	1,278.4
Fungicides	362.8	352.5	317.6
Plant Health	190.9	200.5	186.9
Other	94.1	34.7	64.5
Total revenue (1)	$3,467.4	$4,246.1	$4,486.8
___________________________________
(1)Includes revenue charges of approximately $422 million driven by the one-time commercial actions to prepare the India commercial business for sale. Refer to Note 1 for further details on the India held for sale business.
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of December 31, 2025	Balance as of December 31, 2024	Increase (Decrease)
Receivables from contracts with customers, net of allowances	$2,137.1	$2,942.9	$(805.8)
Contract liabilities: Advance payments from customers	453.1	453.8	(0.7)
The amount of revenue recognized in the year ended December 31, 2025 that was included in the opening contract liability balance was $453.8 million.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are presented in the table below:

(in Millions)	Total
Balance, December 31, 2023	$1,593.6
GSS divestiture allocation (See Note 1.)	(71.1)
Foreign currency and other adjustments	(15.5)
Balance, December 31, 2024	$1,507.0
India held for sale (See Note 1.)	(163.1)
GSS divestiture allocation (See Note 1.)	(5.9)
Foreign currency and other adjustments	18.2
Write-off of goodwill	(1,356.2)
Balance, December 31, 2025	$—

Our fiscal year 2025 annual goodwill and indefinite life impairment test was performed during the third quarter ended September 30, 2025. At the time of the annual impairment test, we determined no goodwill impairment existed and that the fair value was in excess of the carrying value. Additionally, no indefinite-lived asset impairment existed and the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets.
As a result of the significant decrease in our stock price during the fourth quarter of 2025, we performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements for the year ending December 31, 2025. We recorded a $1,356.2 million write-off of our remaining goodwill balance in connection with the impairment test. There was no impairment identified on our other intangible assets.
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2025			December 31, 2024
(in Millions)	Weighted avg. useful life remaining at December 31, 2024	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite life)
Customer relationships	11 years	$1,155.4	$(534.8)	$620.6	$1,117.5	$(458.9)	$658.6
Patents	8 years	0.6	(0.6)	—	1.7	(1.7)	—
Brands (1)	6 years	68.2	(29.1)	39.1	48.3	(19.2)	29.1
Purchased and licensed technologies	12 years	136.8	(57.9)	78.9	125.5	(48.2)	77.3
Other intangibles	6 years	2.4	(1.9)	0.5	2.3	(1.8)	0.5
		$1,363.4	$(624.3)	$739.1	$1,295.3	$(529.8)	$765.5

Intangible assets not subject to amortization (indefinite life)
Crop Protection Brands (2)	$1,241.3		$1,241.3	$1,259.0		$1,259.0
Brands (1)	369.3		369.3	325.6		325.6
In-process research and development	12.1		12.1	10.6		10.6
	$1,622.7		$1,622.7	$1,595.2		$1,595.2
Total intangible assets	$2,986.1	$(624.3)	$2,361.8	$2,890.5	$(529.8)	$2,360.7
____________________
(1)    Represents trademarks, trade names and know-how. During 2025, we reclassified $17.7 million of carrying value for a brand-related intangible asset to finite lived as a result of decreased market outlook for the product.
(2)    Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	2025	2024	2023
Amortization expense	$73.0	$65.5	$64.3

The estimated pre-tax amortization expense on intangible assets for each of the five years ending December 31, 2026 to 2030 is $72.4 million, $73.5 million, $73.5 million, $74.0 million, and $69.2 million, respectively.

Note 5: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2025	2024
Finished goods	$482.6	$433.5
Work in process	552.7	548.6
Raw materials, supplies and other	184.3	219.5
Net inventories	$1,219.6	$1,201.6
Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,
(in Millions)	2025	2024
Land and land improvements	$91.0	$96.3
Buildings and building equipment	578.4	537.2
Machinery and equipment	866.6	757.7
Construction in progress	66.6	206.7
Total cost	$1,602.6	$1,597.9
Accumulated depreciation	(895.2)	(748.2)
Property, plant and equipment, net	$707.4	$849.7
_________________________
Depreciation expense on property, plant and equipment was $64.0 million, $68.7 million, and $73.5 million in 2025, 2024 and 2023, respectively.
Note 7: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges (income) included in the respective line items of the consolidated statements of income (loss):

	Year Ended December 31,
(in Millions)	2025	2024	2023
Restructuring charges (income)	$271.5	$303.0	$48.4
Other charges (income), net	1,688.8	(83.2)	163.9
Total restructuring and other charges (income)	$1,960.3	$219.8	$212.3

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Restructuring charges (income)

(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (2)	Total

Project Focus	$25.4	$27.8	$45.9	$99.1
Project Foundation	1.8	14.5	155.7	172.0
Other items	(0.4)	0.8	—	0.4
Year ended December 31, 2025	$26.8	$43.1	$201.6	$271.5

Project Focus	$55.8	$163.1	$87.0	$305.9
Other items	—	(2.9)	—	(2.9)
Year ended December 31, 2024	$55.8	$160.2	$87.0	$303.0

Project Focus	40.1	5.4	—	45.5
DuPont Crop restructuring	$—	$(8.1)	$2.8	$(5.3)
Other items	6.9	1.3	—	8.2
Year ended December 31, 2023	$47.0	$(1.4)	$2.8	$48.4
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
Project Foundation
In December 2025, the Board of Directors approved management’s comprehensive plan, referred to as Project Foundation, to further optimize FMC’s cost structure and organizational operations. A key component of this initiative is the Manufacturing Restructuring Program, which focuses on redesigning FMC’s manufacturing footprint. This includes exiting certain high-cost active ingredient and formulation plants and transitioning production to lower-cost sources. During the twelve months ended December 31, 2025, we incurred non-cash asset write-off and accelerated depreciation costs of $155.7 million primarily associated with the planned exit of certain production activities, other miscellaneous charges, which includes professional service provider costs, of $14.5 million and severance and employee separation costs of $1.8 million. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.
Project Focus
We previously implemented a global restructuring plan, referred to as "Project Focus," designed to right-size our cost base and optimize our footprint and organizational structure in light of the precipitous drop in demand across the crop protection market in 2023. During the twelve months ended December 31, 2025, charges incurred related to Project Focus include $25.4 million of severance and employee separation costs, $27.8 million of other miscellaneous charges, including professional service provider costs, and write-offs of $45.9 million on assets identified for disposal, which includes $27.0 million of abandonment charges recorded in connection with a shutdown of a product line at one of our manufacturing locations. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations:

(in Millions)	Balance at 12/31/23 (7)	Change in reserves (5)	Cash payments	Other (6)	Balance at 12/31/24 (7)	Change in reserves (4)	Cash payments	Balance at 12/31/25 (7)
Project Focus (1)	$43.1	$210.1	$(106.2)	$(0.1)	$146.9	$53.2	$(93.9)	$106.2
Project Foundation (2)	—	—	—	—	—	10.6	(8.8)	1.8
DuPont Crop restructuring (3)	3.9	—	(0.9)	—	3.0	—	(0.1)	2.9
Other workforce related and facility shutdowns (4)	3.4	0.3	(2.1)	(0.4)	1.2	0.4	(0.9)	0.7
Total	$50.4	$210.4	$(109.2)	$(0.5)	$151.1	$64.2	$(103.7)	$111.6
____________________
(1)Relates to the global restructuring plan initiated in 2023 and primarily consists of contract abandonment charges resulting from the evaluation of our supply chain footprint as well as severance charges related to workforce reduction actions across all regions.
(2)Relates to management’s comprehensive plan initiated in 2025 and primarily relates severance charges and related benefit costs as well as cash consulting and other professional service fees.
(3)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(4)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(5)Primarily consists of severance and employee separation costs, third-party provider fees and, in 2024, contract abandonment charges. The accelerated depreciation and asset impairment charges associated with these restructurings that have impacted our property, plant and equipment, intangible balances or other asset balances are not included in this table.
(6)Primarily comprised of foreign currency translation and other non-cash adjustments.
(7)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Year Ended December 31,
(in Millions)	2025	2024	2023
Environmental charges, net	$99.4	$74.7	$66.9
Write-off of goodwill	1,356.2	—	—
India held for sale business	201.9	—	—
Distributions for (gain on) sale of GSS	11.7	(174.4)	—
Currency related matters	7.7	—	75.2
Furadan ® product exit	11.9	—	—
IPR&D asset acquisition charges	—	—	13.0
Other items, net	—	16.5	8.8
Other charges (income), net	$1,688.8	$(83.2)	$163.9

Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, which primarily represent obligations at shut down or abandoned facilities but do not meet the criteria for presentation as discontinued operations.
Write-off of goodwill
As a result of the significant decrease in our stock price during the fourth quarter of 2025, we performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements for the year ending December 31, 2025. We recorded a $1,356.2 million write-off of our remaining goodwill balance in connection with the impairment test.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

India held for sale business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing commercial challenges in the country. The sale process is underway and is expected to conclude during 2026; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. Following the commercial adjustments mentioned in Note 1 to the consolidated financial statements, we evaluated the remaining carrying value of the net assets associated with the business. The difference between the adjusted carrying value and the estimated fair value, less costs to sale, was recorded as an impairment charge of $194.8 million. During the twelve months ended December 31, 2025, we also incurred $7.1 million in charges for third party provider costs in connection with preparing the India business for sale. Refer to Note 1 for further details on the India held for sale business.
Sale of the GSS business
On November 1, 2024, we completed the sale of our GSS business to Envu. For the year ended December 31, 2024, we recognized a gain on sale, net of full year incurred transaction costs, of $174.4 million. During the twelve months ended December 31, 2025, we also paid $11.7 million to Envu as a true-up of the final working capital adjustment related to the sale. Refer to Note 1 to the consolidated financial statements included within this Form 10-K for additional information on the transaction.
Currency related matters
During the twelve months ended December 31, 2025, we incurred $7.7 million in currency related charges driven by substantial actions implemented by the Argentine Government during the third quarter of 2025. During the twelve months ended December 31, 2023, we incurred $75.2 million in currency related charges driven by significant devaluation actions taken by the Argentine Government during the fourth quarter of 2023 as well as similar devaluation actions in Pakistan and Argentina during previous quarters of 2023.
Furadan ® product exit
During the twelve months ended December 31, 2025, we recorded a charge of $11.9 million due to changes in our estimate for Furadan® disposal costs at our Middleport site.
IPR&D asset acquisition charges
During 2023, we finalized a development agreement to acquire a data set that includes studies and technical research that will be used to support the development of new herbicide active ingredient formulations and product registrations. Acquired in-process research and development assets are expensed as incurred and included as a component of "Restructuring and other charges (income)" on the consolidated statements of income (loss).
Note 8: Receivables

The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2023	$29.1
Additions — charged (credited) to expense	12.2
Transfer from (to) allowance for credit losses (see below)	(3.6)
Net recoveries, write-offs and other	1.7
Balance, December 31, 2024	$39.4
Additions — charged (credited) to expense	8.5
Transfer from (to) allowance for credit losses (see below)	(0.4)
Net recoveries, write-offs and other	(0.5)
India held for sale (See Note 1.)	(3.7)
Balance, December 31, 2025	$43.3

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $75.1 million as of December 31, 2025. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(in Millions)
Balance, December 31, 2023	$27.1
Additions — charged (credited) to expense	(1.8)
Transfer from (to) allowance for doubtful accounts (see above)	3.6
Foreign currency adjustments	(3.4)
Net recoveries, write-offs and other	(4.2)
Balance, December 31, 2024	$21.3
Additions — charged (credited) to expense	9.0
Transfer from (to) allowance for doubtful accounts (see above)	0.4
Foreign currency adjustments	1.2
Net recoveries, write-offs and other	(0.4)
Balance, December 31, 2025	$31.5

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
There were $212.6 million and $193.0 million in receivables sold under the securitization programs during the periods ended December 31, 2025 and 2024, respectively. A charge of $13.0 million and $18.2 million associated with the transfer of these financial assets is included as a component within Selling, general and administrative" expense during the periods ended December 31, 2025 and 2024, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We account for these transactions as true sales and as a result they will no longer be recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been immaterial during each reporting period. Non-recourse factoring during the years ended December 31, 2025 and 2024 was $300.4 million and $122.9 million, respectively.
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
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2025	2024	2023
Adjustment for workers’ compensation, product liability, and other postretirement benefits and other, net of income tax benefit (expense) of $(11.4) in 2025, $(2.5) in 2024 and $(0.9) in 2023	$(10.9)	$(5.2)	$(3.0)
Provision for environmental liabilities, net of recoveries, net of income tax benefit (expense) of $8.4 in 2025, $8.7 in 2024, and $18.0 in 2023 (1)(2)	(31.6)	(32.8)	(65.6)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $(1.5) in 2025, $6.3 in 2024, and $7.9 in 2023 (3)	5.9	(23.8)	(29.9)
Discontinued operations, net of income taxes	$(36.6)	$(61.8)	$(98.5)
___________________________
(1)The provision for the year ended December 31, 2023 includes an $11.7 million charge resulting from a settlement agreement related to one of our foreign environmental remediation sites. The charge recorded adjusts the reserve to the anticipated payment amount. The agreement removes any future remediation obligations for the site.
(2)See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 10 to the consolidated financial statements included within this Form 10-K.
(3)We recorded a $34.5 million reduction in our required legal reserve in discontinued operations during the second quarter of 2025 as a result of a decrease in outstanding cases. Discontinued operations for the twelve months ended December 31, 2024 includes a gain of $18.0 million recognized as the result of an insurance settlement for retained legal reserves.

Reserves for Discontinued Operations, other than Environmental at December 31, 2025 and 2024

(in Millions)	December 31,
	2025	2024
Workers’ compensation, product liability, and indemnification reserves	$4.9	$7.1
Postretirement medical and life insurance benefits reserve, net	3.2	3.1
Reserves for legal proceedings	107.0	144.0
Reserve for discontinued operations (1)	$115.1	$154.2
___________________________
(1)Included in "Other long-term liabilities" on the consolidated balance sheets. See Note 10 to the consolidated financial statements included within this Form 10-K on discontinued environmental reserves.

The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pre-tax actuarial gain and prior service credit of $0.9 million (zero after-tax) and $3.0 million ($1.7 million after-tax) at December 31, 2025 and 2024, respectively.
Net spending in 2025, 2024 and 2023 was $2.1 million, $6.5 million and $3.1 million, respectively, for workers’ compensation, product liability and other claims; zero, $0.2 million and $0.2 million, respectively, for other postretirement benefits; and $29.6 million, $6.8 million and $28.3 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 10: Environmental Obligations

We are subject to various federal, state, supranational, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, the manufacture, generation, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials, and remediation of contaminated sites. We are also subject to liabilities arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA and similar or analogous state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the federal Resource Conservation and Recovery Act ("RCRA") and similar or analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to investigate and clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with those sites.
Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, sites associated with discontinued operations, or sites where we are alleged to have arranged for the disposal of hazardous substances. We have accrued reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves before recoveries of $705.7 million and $623.2 million existed at December 31, 2025 and 2024, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $273 million at December 31, 2025. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2022 to December 31, 2025.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2022	$529.2
2023 Activity
Provision	152.3
Spending, net of recoveries	(92.6)
Foreign currency translation adjustments	3.2
Net change	$62.9
Total environmental reserves, net of recoveries at December 31, 2023	$592.1
2024 Activity
Provision	116.0
Spending, net of recoveries	(88.5)
Foreign currency translation adjustments and other adjustments	(6.5)
Net change	$21.0
Total environmental reserves, net of recoveries at December 31, 2024	$613.1
2025 Activity
Provision	142.9
Spending, net of recoveries	(75.5)
Foreign currency translation adjustments	12.2
Net change	$79.6
Total environmental reserves, net of recoveries at December 31, 2025	$692.7

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2025 and 2024, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the "Environmental liabilities, continuing and discontinued" or as "Other assets including long-term receivables, net" on the consolidated balance sheets.

The table below is a roll forward of our total recorded recoveries from December 31, 2023 to December 31, 2025:

(in Millions)	December 31, 2023	Increase (Decrease) in Recoveries	Cash Received	December 31, 2024	Increase (Decrease) in Recoveries	Cash Received	December 31, 2025
Environmental liabilities, continuing and discontinued	$9.7	$0.5	$(0.1)	$10.1	$4.4	$(1.5)	$13.0
Other assets (1)	4.9	(0.1)	(1.0)	3.8	3.5	(0.7)	6.6
Total	$14.6	$0.4	$(1.1)	$13.9	$7.9	$(2.2)	$19.6
______________
(1)     The amounts are included within "Prepaid and other current assets" and "Other assets including long-term receivables, net" on the consolidated balance sheets. See Note 21 to the consolidated financial statements included within this Form 10-K for more details.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2025	2024
Environmental reserves, current, net of recoveries (1)	$92.3	$91.8
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	600.4	521.3
Total environmental reserves, net of recoveries	$692.7	$613.1
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

Our net environmental provisions relate to costs for the continued remediation of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Continuing operations (1)	$99.4	$74.7	$66.9
Discontinued operations (2)	40.0	41.5	83.6
Net environmental provision	$139.4	$116.2	$150.5
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
(2)Recorded as a component of "Discontinued operations, net of income taxes" on our consolidated statements of income (loss). The year ended December 31, 2023 includes an $11.7 million charge resulting from a settlement agreement with the other party involved at one of our foreign environmental remediation sites. See Note 9 to the consolidated financial statements included within this Form 10-K for further details.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Environmental reserves (1)	$142.9	$116.0	$152.3
Other assets (2)	(3.5)	0.2	(1.8)
Net environmental provision	$139.4	$116.2	$150.5
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Significant Environmental Sites
Pocatello
From 1949 until 2001, we operated the world's largest elemental phosphorus plant in Power County, Idaho, just outside the city of Pocatello. Since the plant's closure, FMC has worked with the US Environmental Protection Agency (“EPA”), the State of Idaho, and the Shoshone-Bannock Tribes ("Tribes") to develop a proposed cleanup plan for the property. In September 2012, the EPA issued an Interim Record of Decision ("IROD") that is environmentally protective and that is also protective of the health and safety of both workers and the general public. Since the plant's closure, we have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that the EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of the IROD that addresses groundwater contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In June 2013, the EPA issued a Unilateral Administrative Order to us under which we are continuing to implement the IROD remedy. Our current reserves factor in the estimated costs associated with implementing the IROD. In addition to implementing the IROD, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds. Actions also involve impacts of the Tribal Litigation discussed below.
The amount of the reserve for this site was $171.4 million and $115.9 million at December 31, 2025 and 2024, respectively. The increase to the reserve was primarily a result of our submission of a Post-Closure Care Plan to the EPA outlining the scope and schedule for operations, monitoring, and maintenance of the closed RCRA Ponds. The reserve includes $28.3 million at December 31, 2025 for the Pocatello Tribal Litigation as described below.
Annual Tribal Waste Permit Fee
After prolonged litigation with the Tribes concerning an annual $1.5 million waste permit fee, we were ordered to pay this annual fee for the duration of time that waste material remains buried on site. Given that on-site waste burial is the approved remedy, this fee is presumptively without end.
Our reserves reflect this annual waste permit fee. We anticipate incurring $1.5 million in annual fees payable each year and have estimated an aggregate undiscounted amount related to this matter of $75.0 million. On a discounted basis, $28.3 million has been recognized in environmental liabilities on the balance sheet. In calculating the net present value of these future annual permit fees, we used a discount rate of 4.79%, which represents the appropriate risk-free rate. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction.
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
Middleport Reserves
Our total reserve for the Middleport site is $121.9 million and $128.5 million at December 31, 2025 and 2024, respectively. FMC is in various stages of evaluating the remaining operable units. The reserve represents the estimated remediation costs for OUs 2,4 and 5 as well as our best estimate for remediation costs associated with the operable unit that comprises the southern portion of the tributary ("OU 6") plus the impact of inflation.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In 2025 and 2024, the Middleport site resulted in cash outflows of $8.3 million and $10.0 million, respectively. In accordance with the 2019 Order, cash outflows will not exceed an average of $10 million per year until the remediation is complete for activities associated with the 2019 Order.
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
Currently, FMC and approximately 100 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. The allocation process has been ongoing since November 2021 and a final report is expected to be issued in early 2026 under the current schedule.
In November 2024, FMC was served by the EPA with a Special Notice Letter ("SNL") inviting FMC and approximately sixty other recipients to participate in formal negotiations to reach a settlement to conduct or finance the response action at Portland Harbor. The EPA advises in the SNL that it seeks to complete the negotiations for a site-wide consent decree in the fall of 2026, but no later than March 2027. The SNL recipients sought and received certain clarifications from the EPA with respect to the SNL. Our response to the SNL was submitted on May 30, 2025. The parties in the allocation group are continuing to negotiate with the EPA.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 11: Income Taxes
Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Domestic	$(541.5)	$(271.6)	$(312.7)
Foreign	(1,345.1)	524.1	612.9
Total	$(1,886.6)	$252.5	$300.2

The provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Current:
Federal	$3.6	$28.2	$58.5
Foreign	5.4	160.2	113.9
State	0.4	1.0	1.1
Total current	$9.4	$189.4	$173.5
Deferred:
Federal	$8.3	$(66.0)	$(82.7)
Foreign	295.3	(271.9)	(1,212.0)
State	1.2	(2.4)	1.9
Total deferred	$304.8	$(340.3)	$(1,292.8)
Total	$314.2	$(150.9)	$(1,119.3)

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
(in Millions)	2025
	Amount	Percent
Tax at U.S. Federal statutory rate	$(396.2)	21.0%
State and local income taxes - net (1)	1.6	(0.1)%
Foreign tax effects
Brazil
Goodwill impairment	21.5	(1.1)%
Other	(5.0)	0.3%
Denmark
Goodwill impairment	119.8	(6.4)%
Other	(11.0)	0.6%
India
Changes in valuation allowances	97.7	(5.2)%
Other	(7.0)	0.4%
Luxembourg
Changes in valuation allowances	(228.8)	12.1%
Entity liquidation	228.8	(12.1)%
Switzerland
Changes in valuation allowances	289.3	(15.3)%
Goodwill impairment	46.1	(2.4)%
Other	7.4	(0.4)%
Other foreign jurisdictions	24.0	(1.3)%
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI)	21.9	(1.2)%
Subpart F	22.5	(1.2)%
Tax credits	(3.8)	0.2%
Changes in valuation allowances	66.5	(3.5)%
Nontaxable or nondeductible items	21.7	(1.2)%
Changes in unrecognized tax benefits	—	—%
Other adjustments	(2.8)	0.1%
Effective tax rate	$314.2	(16.7)%

(1)    The state and local jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is Nebraska.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
(in Millions)	2024	2023
U.S. Federal statutory rate	$53.0	$63.0
Foreign earnings subject to different tax rates (1)	(137.3)	(130.7)
State and local income taxes, less federal income tax benefit	(7.7)	2.5
Research and development and miscellaneous tax credits	(5.7)	(5.4)
Tax on dividends, deemed dividends, and GILTI (2)	41.9	37.0
Changes to unrecognized tax benefits	9.6	10.5
Nondeductible expenses	9.3	9.3
Change in valuation allowance (3)	639.7	172.5
Exchange gains and losses (4)	30.3	(18.4)
Impact of Switzerland tax incentives (5)	(645.0)	(1,149.2)
Other (6)	(139.0)	(110.4)
Total tax provision	$(150.9)	$(1,119.3)
___________________________
(1)A significant amount of our earnings is generated by our foreign subsidiaries (e.g., Switzerland, Singapore, Hong Kong), which tax earnings at lower statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions.
(2)The years ended December 31, 2024 and 2023 includes tax expense of $18.1 million, and $25.5 million, respectively, associated with the global intangible low-taxed income (GILTI) provisions.
(3)The year ended December 31, 2024 relates to the estimated portion of nonrefundable tax credits within our Swiss operations that are not expected to be utilized, the impact of the step-up in tax basis to the fair value of the transferred intellectual property by the Company’s Swiss subsidiary, and net operating losses within our full valuation allowance Luxembourg operations. The year ended December 31, 2023 is primarily related to the estimated portion of nonrefundable tax credits within our Swiss operations that are not expected to be utilized and net operating losses and other deferred tax assets within our Argentina operations, partially offset by the release of the valuation allowance within our Brazil operations, as described further below.
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
Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2025	2024
Reserves for discontinued operations, environmental and restructuring	$197.7	$190.1
Accrued pension and other postretirement benefits	4.9	5.3
Capital loss, foreign tax and other credit carryforwards	1,116.5	1,128.1
Net operating loss carryforwards	359.2	564.1
Deferred expenditures capitalized for tax	118.7	108.6
Intangibles, Property, plant and equipment, and Investments, net	422.0	387.9
Other accruals and reserves	288.8	267.5
Deferred tax assets	$2,507.8	$2,651.6
Valuation allowance, net	(1,346.3)	(1,213.8)
Deferred tax assets, net of valuation allowance	$1,161.5	$1,437.8
Net deferred tax assets (liabilities)	$1,161.5	$1,437.8

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
On December 20, 2021, the Organization for Economic Co-operation and Development (the "OECD") released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15% implemented via a top-up tax. The impacts of Pillar Two legislation were not material to the year ended December 31, 2025. We will continue to evaluate the impact of the Pillar Two Framework as legislative changes are enacted and additional guidance becomes available.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2025, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $21.6 million (tax-effected) expiring in future tax years through 2044, foreign net operating loss carryforwards of $337.6 million (tax-effected) expiring in various future years, and other tax credit carryforwards of $1,116.5 million expiring in various future years through 2034.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
(in Millions)	2025	2024	2023
Balance at beginning of year	$53.1	$51.2	$46.1
Increases related to positions taken in the current year	0.6	8.6	2.4
Increases and decreases related to positions taken in prior years	1.6	(1.2)	3.5
Decreases related to lapse of statutes of limitations	(2.6)	(5.5)	(0.8)
Settlements during the current year	—	—	—
Decreases for tax positions on dispositions	—	—	—
Balance at end of year (1)	$52.7	$53.1	$51.2
___________________________
(1)At December 31, 2025, 2024, and 2023 we recognized an offsetting non-current asset of $9.3 million, $10.5 million, and $12.9 million respectively, relating to the indirect income tax benefits associated with specific uncertain tax positions presented above.

U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
As of December 31, 2025, we had total unrecognized tax benefits of $52.7 million, of which $42.4 million would favorably impact the effective tax rate from continuing operations if recognized. As of December 31, 2024, we had total unrecognized tax benefits of $53.1 million, of which $41.5 million would favorably impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2025, 2024 and 2023, we had interest and penalties for a net expense (benefit) of $3.0 million, $2.3 million, and $4.3 million, respectively, on the consolidated statements of income (loss). As of December 31, 2025 and 2024, we have accrued interest and penalties on the consolidated balance sheets of $21.6 million and $18.6 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2025, the U.S. federal returns are open for examination and adjustment for the years 2017 — 2019 and 2021 — 2025. The U.S. state income tax returns are open for examination and adjustment for the years 2005 — 2025. Our significant foreign jurisdictions, which total 12, are open for examination and adjustment during varying periods from 2015 — 2025.
The amounts of cash income taxes paid, net of refunds, after the adoption of ASU 2023-09 are as follows:

December 31,
(in Millions)	2025
Federal	$48.1
State and local	0.9
Foreign
Brazil	47.7
Mexico	16.6
Singapore	40.1
All other foreign	42.7
Income taxes, net of amounts refunded	$196.1
The amount of cash income taxes paid during the years ended December 31, 2024 and 2023 was $156.3 million and $180.1 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 12: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2025	2024
Short-term foreign debt (1)	$76.5	$135.7
Revolving Credit Facility (2)	643.0	—
Commercial paper	—	125.6
Total short-term debt	$719.5	$261.3
Current portion of long-term debt	585.6	76.1
Total short-term debt and current portion of long-term debt	$1,305.1	$337.4
___________________________
(1)At December 31, 2025, the average effective interest rate on the borrowings was 11.1 percent.
(2)At December 31, 2025, the average effective interest rate on the borrowings was 5.8 percent.
Revolving Credit Facility
The Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022 (the "Revolving Credit Facility") allows the Company to borrow up to $2 billion, with the option to increase the capacity of the facility up to $2.75 billion. As of December 31, 2025, borrowings under the Revolving Credit Facility were $643.0 million. In accordance with U.S. GAAP, we have classified the borrowings as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028.
Letters of credit outstanding under the Revolving Credit Facility totaled $209.8 million and available funds under this facility were $1,147.2 million at December 31, 2025.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2025		December 31,
	Interest Rate Percentage	Maturity Date	2025	2024
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 and $0.1, respectively)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discounts of $1.4 and $1.6, respectively)	3.2% - 6.4%	2026 - 2053	2,498.6	2,998.4
Subordinated Notes	8.45%	2055	750.0	—
Foreign debt	12.3% - 17.1%	2026	86.0	76.1
Debt issuance cost			(29.1)	(20.4)
Total long-term debt			$3,355.4	$3,104.0
Less: debt maturing within one year			585.6	76.1
Total long-term debt, less current portion			$2,769.8	$3,027.9

Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2025, are $586.0 million in 2026, zero in 2027, zero in 2028, $500.0 million in 2029, zero in 2030 and $2,300.0 million thereafter.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Covenants
Among other restrictions, the Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). In February 2025 and December 2025, the Company amended its credit agreement to provide additional financial flexibility given current market challenges. As defined in Amendment No 5. to our Revolving Credit Facility, the maximum leverage ratio is increased to 6.00 through the period ending September 30, 2026 and will incrementally step up or down during the covenant relief period ending at 3.75 for the quarter ended December 31, 2028. The amendment also lowers the minimum interest coverage ratio to 2.00 through the period ending June 30, 2027. The minimum interest coverage ratio will step up to 2.50 beginning with the quarter ended September 30, 2027. Increases to the Company’s regular quarterly dividend are limited and other restrictions are effective as defined in the amended agreement entered into in December 2025. Financing fees associated with these amendments were not material, have been deferred and will be recognized as interest expense over the life of the agreement.
Our actual leverage for the four consecutive quarters ended December 31, 2025 was 4.58, which is below the maximum leverage of 6.00. Our actual interest coverage for the four consecutive quarters ended December 31, 2025 was 3.48, which is above the minimum interest coverage of 2.00. We were in compliance with all covenants at December 31, 2025.
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
The following table summarizes the weighted-average assumptions used to determine the benefit obligations at December 31 for the U.S. Plans:

	Pensions and Other Benefits
	December 31,
	2025	2024
Discount rate qualified	5.32%	5.60%
Discount rate nonqualified plan	4.71%	5.31%
Discount rate other benefits	4.89%	5.40%
Rate of compensation increase	3.10%	3.10%

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of our defined benefit postretirement plans and reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2025	2024	2025	2024
Change in projected benefit obligation
Projected benefit obligation at January 1	$949.9	$1,032.2	$7.2	$9.2
Service cost	1.3	1.8	—	—
Interest cost	47.8	48.2	0.4	0.4
Actuarial loss (gain) (2)	25.7	(45.2)	0.2	(1.4)
Foreign currency exchange rate changes and other	0.7	(0.4)	—	—
Plan participants’ contributions	—	—	0.2	0.3
Settlements	(0.8)	(3.1)	—	—
Benefits paid	(82.9)	(83.6)	(2.0)	(1.3)
Projected benefit obligation at December 31	$941.7	$949.9	$6.0	$7.2
Change in plan assets
Fair value of plan assets at January 1	$963.0	$1,041.3	$—	$—
Actual return on plan assets	69.1	3.6	—	—
Foreign currency exchange rate changes	0.3	0.2	—	—
Company contributions	1.9	4.6	2.0	0.9
Plan participants’ contributions	—	—	0.2	0.4
Settlements	(0.8)	(3.1)	—	—
Benefits paid	(82.9)	(83.6)	(2.0)	(1.3)
Fair value of plan assets at December 31	$950.6	$963.0	$0.2	$—
Funded Status
U.S. plans with assets	$27.2	$31.7	$—	$—
U.S. plans without assets	(11.4)	(12.3)	(6.0)	(7.2)
Non-U.S. plans with assets	(1.1)	(1.0)	—	—
All other plans	(5.8)	(5.3)	—	—
Net funded status of the plan (liability)	$8.9	$13.1	$(6.0)	$(7.2)
Amount recognized on the consolidated balance sheets:
Pension asset (3)	$27.2	$31.7	$—	$—
Accrued benefit liability (4)	(18.3)	(18.6)	(6.0)	(7.2)
Total	$8.9	$13.1	$(6.0)	$(7.2)
___________________________
(1)Refer to Note 9 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.
(2)The discount rate during 2024 was up 63 basis points versus the prior year (4.97 percent to 5.60 percent), which resulted in a liability gain. During 2025, the discount rate fell 28 basis points (5.60 percent to 5.32 percent), resulting in an actuarial loss on the liability.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2025	2024	2025	2024
Prior service (cost) credit	$(0.1)	$(0.1)	$—	$—
Net actuarial (loss) gain	(281.6)	(291.3)	4.7	5.6
Accumulated other comprehensive income (loss) – pretax	$(281.7)	$(291.4)	$4.7	$5.6
Accumulated other comprehensive income (loss) – net of tax	$(207.1)	$(215.1)	$3.2	$4.2
___________________________
(1)     Refer to Note 9 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

The accumulated benefit obligation for all pension plans was $938.2 million and $946.2 million at December 31, 2025 and 2024, respectively. The following table presents the information for pension plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024.

(in Millions)	December 31
	2025	2024
Projected benefit obligations	$22.5	$22.5
Accumulated benefit obligations	22.9	23.1
Fair value of plan assets	4.2	3.9

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year Ended December 31,
(in Millions)	2025	2024	2025	2024
Current year net actuarial loss (gain)	$4.0	$(3.8)	$0.2	$(1.4)
Amortization of net actuarial (loss) gain	(13.5)	(14.2)	0.7	1.1
Settlement loss	(0.2)	(0.6)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(9.7)	$(18.6)	$0.9	$(0.3)
Total recognized in other comprehensive (income) loss, after taxes	$(8.0)	$(14.8)	$1.0	$(0.3)
___________________________
(1)     Refer to Note 9 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2025	2024	2023	2025	2024	2023
Discount rate	5.32%	4.97%	5.16%	4.89%	5.40%	5.03%
Expected return on plan assets	5.25%	4.50%	4.75%	—	—	—
Rate of compensation increase	3.10%	3.10%	3.10%	—	—	—
Components of net annual benefit cost:
Service cost	$1.3	$1.8	$2.6	$—	$—	$—
Interest cost	47.8	48.2	50.4	0.4	0.4	0.5
Expected return on plan assets	(48.1)	(44.5)	(47.5)	—	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Amortization of net actuarial and other (gain) loss	13.4	14.2	15.3	(1.1)	(1.1)	(0.9)
Recognized (gain) loss due to curtailments, settlements, and other (2)	0.6	1.0	0.4	—	—	—
Net annual benefit cost (income)	$15.0	$20.7	$21.3	$(0.7)	$(0.7)	$(0.4)
___________________________
(1)     Refer to Note 9 to the consolidated financial statements included within this Form 10-K for information on our discontinued postretirement benefit plans.
(2)    During the years ended December 31, 2025 and 2024, lump sums paid during the year exceeded the ASC 715-30 settlement threshold, which resulted in the recognition of settlement expense during the periods. During the year ended December 31, 2023, as a result of restructuring activities planned in connection with Project Focus, we triggered a curtailment of our U.S. pension plans. These expenses are recorded within "Non-operating pension and postretirement charges (income)" on the consolidated statements of income (loss).
Our U.S. qualified defined benefit pension plan ("U.S. Plan") holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 5.25 percent for the year ended December 31, 2025, 4.50 percent for the year ended December 31, 2024, and 4.75 percent for the year ended December 31, 2023. The expected long-term rate of return on these plan assets increased by 0.75 percent in 2025 compared to 2024 primarily due to fluctuating yields on corporate bonds. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.30 percent, is in line with our assumption for the rate of return on assets. The target asset allocation at December 31, 2025 by asset category continues to be 100 percent fixed income investments.
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

(in Millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$33.8	$33.8	$—	$—
Fixed income investments:
Investment contracts	109.6	—	109.6	—
U.S. Government Securities	159.8	159.8	—	—
Mutual funds	11.2	11.2	—	—
Corporate debt instruments	636.2	—	636.2	—
Total assets	$950.6	$204.8	$745.8	$—

(in Millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$43.5	$43.5	$—	$—
Fixed income investments:
Investment contracts	108.6	—	108.6	—
U.S. Government Securities	138.8	138.8	—	—
Mutual funds	13.7	13.7	—	—
Corporate debt instruments	658.4	—	658.4	—
Total assets	$963.0	$196.0	$767.0	$—

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2025	2024
U.S. qualified pension plan	$—	$—
U.S. nonqualified pension plan	1.8	4.3
Non-U.S. plans	0.1	0.3
Other postretirement benefits	2.0	0.9
Total	$3.9	$5.5
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

	Estimated Net Future Benefit Payments
(in Millions)	2026	2027	2028	2029	2030	2031 - 2035
Pension Benefits	$85.8	$84.0	$83.1	$80.6	$79.3	$365.7
Other Benefits	0.9	0.9	0.8	0.7	0.7	2.4

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to 5 percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of 5 percent of the employee’s eligible compensation. Charges against income for all contributions were $15.6 million in 2025, $14.6 million in 2024, and $19.1 million in 2023.
Note 14: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.
FMC Corporation Incentive Compensation and Stock Plan
The FMC Corporation 2023 Incentive Stock Plan (the "Plan") was approved on April 27, 2023, and provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the "Committee"), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. Approximately 2.5 million shares of common stock are available for future grants of share based awards under the Plan as of December 31, 2025. The FMC Corporation Non-Employee Directors’ Compensation Policy, administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based restricted stock units, and cash awards to be made to directors under the Plan.
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
At December 31, 2025 and 2024, there were restricted stock units representing an aggregate of 254,995 shares and 207,515 shares of common stock, respectively, credited to the directors’ accounts.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2025	2024	2023
Stock option expense, net of taxes of $1.7 in 2025, $1.6 in 2024 and $1.5 in 2023 (1)	$6.3	$6.1	$5.9
Restricted stock expense, net of taxes of $2.8 in 2025, $2.6 in 2024 and $2.4 in 2023 (2)	10.7	9.8	9.0
Performance based expense, net of taxes of $0.5 in 2025, $0.8 in 2024 and $1.5 in 2023	2.0	2.9	5.6
Total stock compensation expense, net of taxes of $5.0 in 2025, $5.0 in 2024 and $5.4 in 2023 (3)	$19.0	$18.8	$20.5
___________________________
(1)We applied an estimated forfeiture rate of 4.0% per stock option grant in the calculation of the expense.
(2)We applied an estimated forfeiture rate of 2.0% of outstanding restricted stock grants in the calculation of the expense.
(3)This expense is classified as "Selling, general and administrative expenses" in our consolidated statements of income (loss).

We received $0.2 million, $0.2 million and $5.3 million in cash related to stock option exercises for the years ended December 31, 2025, 2024 and 2023, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2025, 2024 and 2023 came from treasury shares.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2025, 2024 and 2023 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The dividend yield assumption reflects anticipated dividends on our common stock. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. Employee stock options generally vest after a three year period and expire ten years from the date of grant.
Black Scholes valuation assumptions for stock option grants:

	2025	2024	2023
Expected dividend yield	6.07%	4.43%	1.80%
Expected volatility	40.17%	34.08%	31.99%
Expected life (in years)	6.0	6.4	6.5
Risk-free interest rate	4.26%	4.26%	4.00%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $9.14, $13.04 and $42.08 per share, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2025:

(Shares in Thousands)	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in Millions)
December 31, 2022 (672 shares exercisable and 607 shares expected to vest or be exercised)	1,305	6.1 years	$87.35	$48.9
Granted	222		128.92
Exercised	(88)		62.42	4.6
Forfeited	(43)		114.15
December 31, 2023 (824 shares exercisable and 551 shares expected to vest or be exercised)	1,396	5.6 years	$94.73	$1.6
Granted	1,181		52.50
Exercised	(5)		36.85	—
Forfeited	(101)		79.32
December 31, 2024 (1,299 shares exercisable and 1,098 shares expected to vest or be exercised)	2,471	6.3 years	$75.28	$0.5
Granted	1,316		38.25
Exercised	(6)		47.24	—
Forfeited	(377)		58.54
December 31, 2025 (1,429 shares exercisable and 1,901 shares expected to vest or be exercised)	3,404	6.4 years	$62.81	$—

The number of stock options indicated in the above table as being exercisable as of December 31, 2025, had an intrinsic value of zero, a weighted-average remaining contractual term of 3.3 years, and a weighted-average exercise price of $82.74.
As of December 31, 2025, we had total remaining unrecognized compensation cost related to unvested stock options of $9.7 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table shows our employee restricted award activity for the three years ended December 31, 2025:

	Restricted Equity		Performance Based Equity
(Number of Awards in Thousands)	Number of awards	Weighted-Average Grant Date Fair Value Per Share	Number of awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	257	$104.54	136	$120.47
Granted	118	110.71	81	137.18
Vested	(78)	93.32	(58)	108.57
Forfeited	(15)	114.88	(6)	136.25
Nonvested at December 31, 2023	282	$109.67	153	$131.60
Granted	297	53.41	105	50.01
Vested	(99)	100.69	(15)	100.63
Forfeited	(22)	86.19	(7)	62.06
Nonvested at December 31, 2024	458	$76.34	236	$85.65
Granted	365	38.61	199	38.06
Vested	(112)	99.08	(19)	150.12
Forfeited	(62)	52.93	(32)	45.70
Nonvested at December 31, 2025	649	$53.25	384	$51.01
As of December 31, 2025, we had total remaining unrecognized compensation cost related to unvested restricted awards of $19.8 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.
Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2022	185,983,792	60,872,988
Stock options and awards	—	(301,008)
Repurchases of common stock, net	—	651,052
December 31, 2023	185,983,792	61,223,032
Stock options and awards	—	(122,288)
Repurchases of common stock, net	—	42,146
December 31, 2024	185,983,792	61,142,890
Stock options and awards	—	(144,664)
Repurchases of common stock, net	—	51,510
December 31, 2025	185,983,792	61,049,736

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits (2)	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(160.5)	$(51.7)	$(247.4)	$(459.6)
2023 Activity
Other comprehensive income (loss) before reclassifications	$29.2	$(72.4)	$11.4	$(31.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	73.9	11.0	84.9
Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(131.3)	$(50.2)	$(225.0)	$(406.5)
2024 Activity
Other comprehensive income (loss) before reclassifications	$(52.6)	$33.2	$4.9	$(14.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	10.9	10.4
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	$48.8	$20.6	$(4.7)	$64.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(32.8)	10.0	(22.8)
Accumulated other comprehensive income (loss), net of tax at December 31, 2025	$(135.1)	$(29.7)	$(203.9)	$(368.7)
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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item on the Consolidated Statements of Income (Loss)
	Year Ended December 31,
(in Millions)	2025	2024	2023
Derivative instruments:
Gain (loss) on foreign currency contracts	$49.9	$3.0	$(110.5)	Costs of sales and services
Gain (loss) on foreign currency contracts	—	—	7.3	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(1.9)	(1.9)	(2.4)	Interest expense, net
Total before tax	$48.0	$1.1	$(105.6)
Benefit (provision) for income taxes	(15.2)	(0.6)	31.7	Benefit (provision) for income taxes
Amount included in net income	$32.8	$0.5	$(73.9)
Pension and other postretirement benefits (2):
Amortization of prior service costs	$—	$—	$(0.1)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(11.8)	(12.7)	(13.8)	Non-operating pension and postretirement charges (income)
Recognized loss due to curtailment and settlement	(0.6)	(1.0)	—	Non-operating pension and postretirement charges (income); Discontinued operations, net of income taxes
Total before tax	$(12.4)	$(13.7)	$(13.9)
Benefit (provision) for income taxes	2.4	2.8	2.9	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income	$(10.0)	$(10.9)	$(11.0)
Total reclassifications for the period	$22.8	$(10.4)	$(84.9)	Amount included in net income
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
Transactions with Noncontrolling Interest
During the twelve months ended December 31, 2025, we purchased the remaining 40 percent ownership interest in our Pakistan joint venture, for $8.6 million which increased our ownership from 60 percent to 100 percent.
Dividends and Share Repurchases
For the years ended December 31, 2025, 2024 and 2023, we paid $291.3 million, $290.6 million and $290.5 million in dividends, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On January 15, 2026, we paid dividends totaling $10.0 million to our shareholders of record as of December 31, 2025. This amount is included in "Accrued and other liabilities" on the consolidated balance sheets as of December 31, 2025. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. As described in Note 12 to the consolidated financial statements, increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2028. Therefore, there were no share repurchases under the publicly announced repurchase program during 2025. At December 31, 2025, approximately $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1% excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The ROU asset and lease liability balances as of December 31, 2025 and 2024 were as follows:

(in Millions)	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$104.9	$110.4
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$26.3	$24.5
Operating lease noncurrent liabilities	Other long-term liabilities	97.6	106.1
The components of lease expense for the year ended December 31, 2025, 2024, and 2023 were as follows:

(in Millions)	Lease Cost Classification	2025	2024	2023
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$34.5	$36.1	$33.2
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	10.0	12.6	13.3
Total lease cost		$44.5	$48.7	$46.5

December 31, 2025
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.60
Weighted-average discount rate	5.1%

(in Millions)	Year ended December 31, 2025	Year ended December 31, 2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(37.9)	$(41.2)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$34.7	$14.2
The following table represents our future minimum operating lease payments as of, and subsequent to, December 31, 2025 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2026	$31.0
2027	29.6
2028	24.8
2029	21.3
2030	17.8
Thereafter	24.5
Total undiscounted lease payments	$149.0
Less: Present value adjustment	(25.1)
Present value of lease liabilities	$123.9

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 17: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2025, 2024 and 2023 there were 3.4 million, 2.1 million and 0.7 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2025	2024	2023
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(2,202.3)	$402.9	$1,420.0
Discontinued operations, net of income taxes	(36.6)	(61.8)	(98.5)
Net income (loss) attributable to FMC stockholders	$(2,238.9)	$341.1	$1,321.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.1)	(1.2)	(2.7)
Net income (loss) allocable to common stockholders	$(2,240.0)	$339.9	$1,318.8
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(17.59)	$3.22	$11.34
Discontinued operations	(0.29)	(0.49)	(0.79)
Net income (loss)	$(17.88)	$2.73	$10.55
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(17.59)	$3.21	$11.31
Discontinued operations	(0.29)	(0.49)	(0.78)
Net income (loss)	$(17.88)	$2.72	$10.53
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,162	125,004	125,060
Weighted average additional shares assuming conversion of potential common shares	—	354	473
Shares – diluted basis	125,162	125,358	125,533

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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts, commodity forward and option contracts, and interest rate contracts are included in the tables within this Note. The estimated fair value of debt is $3,809.9 million and $3,223.6 million and the carrying amount is $4,074.9 million and $3,365.3 million as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $2.6 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2026. At December 31, 2025, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $793.3 million.
At December 31, 2025 we had no interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which is also being amortized over the life of those debt instruments. As of December 31, 2025, there was a remaining net after-tax loss of $25.5 million in AOCI related to these settlements.
As of December 31, 2025, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At December 31, 2025, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts.
Approximately $2.6 million of net after-tax losses, representing open foreign currency exchange contracts will be realized in earnings during the twelve months ending December 31, 2026 if spot rates in the future are consistent with forward rates as of December 31, 2025. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the "Costs of sales and services" line on the consolidated statements of income (loss).
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities, and, beginning in the third quarter of 2025, the Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in foreign exchange rates on its net investment in Euro (“EUR”) denominated subsidiaries.
During the third quarter of 2025, the Company entered into fixed-to-fixed cross-currency swaps with aggregate notional amounts of $750 million, of which the Company will exchange semi-annual fixed rate payments on United States dollar notional amount for fixed rate payments in EUR. As of December 31, 2025, the Company had $750 million of hedges outstanding to hedge its net investment in EUR denominated subsidiaries and are designated as net investment hedges.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,179.7 million at December 31, 2025.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2025 and 2024:

	December 31, 2025
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Derivatives
Foreign exchange contracts	$6.1	$7.5	$3.0	$16.6	$(16.6)	$—
Total derivative assets (1)	$6.1	$7.5	$3.0	$16.6	$(16.6)	$—

Foreign exchange contracts	$(9.6)	$(8.5)	$(8.0)	$(26.1)	$16.6	$(9.5)
Total derivative liabilities (2)	$(9.6)	$(8.5)	$(8.0)	$(26.1)	$16.6	$(9.5)

Net derivative assets (liabilities)	$(3.5)	$(1.0)	$(5.0)	$(9.5)	$—	$(9.5)

	December 31, 2024
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Derivatives
Foreign exchange contracts	$25.0	$—	$22.0	$47.0	$(12.9)	$34.1
Total derivative assets (1)	$25.0	$—	$22.0	$47.0	$(12.9)	$34.1

Foreign exchange contracts	$(8.3)	$—	$(4.6)	$(12.9)	$12.9	$—
Total derivative liabilities (2)	$(8.3)	$—	$(4.6)	$(12.9)	$12.9	$—

Net derivative assets (liabilities)	$16.7	$—	$17.4	$34.1	$—	$34.1
____________________
(1)    Balance is included in "Prepaid and other current assets" on the consolidated balance sheets.
(2)    Balance is included in "Accrued and other liabilities" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments:
Derivatives in Cash Flow Hedging Relationships

	Contracts
(in Millions)	Foreign exchange	Interest rate	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2022	$(22.4)	$(29.3)	$(51.7)
2023 Activity
Unrealized hedging gains (losses) and other, net of tax	$(72.0)	$(0.4)	$(72.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)	72.0	1.9	73.9
Total derivative instrument impact on comprehensive income, net of tax	$—	$1.5	$1.5

Accumulated other comprehensive income (loss), net of tax at December 31, 2023	$(22.4)	$(27.8)	$(50.2)
2024 Activity
Unrealized hedging gains (losses) and other, net of tax	$33.2	$—	$33.2
Reclassification of deferred hedging (gains) losses, net of tax (1)	(2.1)	1.6	(0.5)
Total derivative instrument impact on comprehensive income, net of tax	$31.1	$1.6	$32.7

Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$8.7	$(26.2)	$(17.5)
2025 Activity
Unrealized hedging gains (losses) and other, net of tax	$20.6	$—	$20.6
Reclassification of deferred hedging (gains) losses, net of tax (1)	(34.3)	1.5	(32.8)
Total derivative instrument impact on comprehensive income, net of tax	$(13.7)	$1.5	$(12.2)

Accumulated other comprehensive income (loss), net of tax at December 31, 2025	$(5.0)	$(24.7)	$(29.7)
___________________________
(1)Amounts are included in "Costs of sales and services", "Selling, general and administrative expenses", and "Interest expense, net" on the consolidated statements of income (loss).

Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Year Ended December 31,
(in Millions)	2025	2024	2023
Foreign exchange contracts	$(42.9)	$(6.1)	$(33.7)
Total	$(42.9)	$(6.1)	$(33.7)
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Recurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets:

(in Millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$16.6	$—	$16.6	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2) (3) (4)	298.1	262.4	—	35.7
Total Assets	$314.7	$262.4	$16.6	$35.7

Liabilities
Derivatives – Foreign exchange (1)	$26.1	$—	$26.1	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2)	19.6	19.6	—	—
Total Liabilities	$45.7	$19.6	$26.1	$—

(in Millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$34.1	$—	$34.1	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2) (3)	120.1	84.1	—	36.0
Total Assets	$154.2	$84.1	$34.1	$36.0

Liabilities
Derivatives – Foreign exchange (1)	$—	$—	$—	$—
Derivatives - Interest Rate (1)	—	—	—	—
Other (2)	23.2	23.2	—	—
Total Liabilities	$23.2	$23.2	$—	$—
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis in the consolidated balance sheets during the year ended December 31, 2025.

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (During the year ended December 31, 2025)
Assets
Net assets related to India held for sale business (1)	$450.0	$—	$—	$450.0	$(194.8)
Write-off of goodwill(2)	—	—	—	—	(1,356.2)
Total assets	$450.0	$—	$—	$450.0	$(1,551.0)
____________________
(1)During the year ended December 31, 2025, we evaluated the carrying value of the assets related to the sale of our India commercial business following one-time commercial actions recorded to prepare the business for sale. We recorded an impairment charge of $194.8 million bringing the assets to their estimated fair value less costs to sell resulting in net assets identified as held for sale of $450.0 million, as presented on the consolidated balance sheet as of December 31, 2025. The fair value of the net assets was estimated using the weighted-average of non-binding offers received during the fourth quarter of 2025 as well as forecasts of working capital for the India commercial business developed by management. Refer to Note 1 for further details on the India held for sale business.
(2)As a result of the significant decrease in our stock price during the fourth quarter of 2025, we performed a test of our goodwill and other intangible assets for impairment in connection with the preparation of our financial statements for the year ending December 31, 2025. We recorded a $1,356.2 million write-off of our remaining goodwill balance in connection with the impairment test.
Note 19: Guarantees, Commitments and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2025. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short term (1)	$45.7
Other debt guarantees (2)	7.4
Total	$53.1
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
FMC's outstanding obligations confirmed as valid under the SCF was $109.5 million and $227.4 million as of December 31, 2025 and 2024, respectively.

	December 31,
(in Millions)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$227.4	$71.9
Invoices confirmed during the year	389.5	406.4
Confirmed invoices paid during the year	(507.4)	(250.9)
Confirmed obligations at the end of the year	$109.5	$227.4
Commitments
Purchase Obligations
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $179.9 million as of December 31, 2025. Since the majority of our minimum obligations under these contracts are over the life of the contract on a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Contingencies
2023 Securities Litigation. Beginning on November 9, 2023, several purported FMC shareholders filed putative class action complaints in the U.S. District Court for the Eastern District of Pennsylvania (the “E.D.P.A.”) and named as defendants FMC and certain of its current and former executives, asserting claims under the federal securities laws. The various actions were consolidated in an action captioned, In re FMC Corporation Securities Litigation, No. 2:23-cv-04398-KNS (E.D.P.A.) (the “2023 Securities Class Action”). The operative complaint alleges that the defendants made certain material misstatements and omissions regarding FMC’s business, operations, and prospects, including with respect to, among other things: (1) the alleged diminishment of patent protection for flagship products in certain markets, including India, China, and Brazil; (2) the status of proceedings related to FMC’s patent protection efforts; (3) the alleged extent of generic competition with FMC’s products; (4) allegedly overstocked inventory channels; and (5) the alleged extent of industry consolidation among retailers and distributors and the impact thereof on FMC’s business. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired FMC stock during the putative class period, between February 9, 2022 and October 30, 2023. Defendants in the 2023 Securities Class Action moved to dismiss the complaint on September 17, 2024, and the motion remains pending.
2025 Securities Litigation. On February 13, 2025 and February 14, 2025, two other purported FMC shareholders filed putative class action complaints in the E.D.P.A. against FMC and certain of its former and current executives, asserting claims under the federal securities laws. The two actions were consolidated in an action captioned, In re FMC Corporation Securities Litigation, No. 2:23-cv-04398-KNS (E.D.P.A.) (the “2025 Securities Class Action”). On January 12, 2026, the plaintiffs filed a second amended complaint, after defendants had moved to dismiss an earlier filed complaint. The second amended complaint alleges that the defendants made certain material misstatements and omissions regarding FMC’s business, operations, and prospects, including with respect to, among other things: (1) channel inventory management initiatives; (2) sales practices; and/or (3) FMC’s divestment of its India commercial operations. The operative complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired FMC stock during the period from November 16, 2023 to October 29, 2025.
Derivative Litigation. Beginning in January 2025, several purported shareholders have filed derivative actions on behalf of the Company in E.D.P.A. and the District of Delaware, alleging that certain current and former officers and directors breached fiduciary duties based on the same alleged misstatements asserted in the Company’s 2023 and 2025 Securities Class Actions. These actions include In re FMC Corporation Derivative Litigation, 2:25-cv-00404-KNS (E.D.P.A.), In re FMC Corporation Stockholder Derivative Litigation, 2:25-cv-02731 (E.D.P.A.), Beard v. FMC Corporation, 2:25-cv-03512-KNS (E.D.P.A.) (together, the “Derivative Actions”). Each of the Derivative Actions has been stayed pending the resolution of the defendants’ motion to dismiss in the corresponding related securities class action(s).
Defendants in the 2023 & 2025 Securities Class Actions and the associated Derivative Actions believe the claims against them are without merit and intend to defend themselves vigorously.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Paraquat cases. Along with Chevron USA and Syngenta AG, FMC has been named in approximately 1,300 cases pending in the Philadelphia Court of Common Pleas Mass Tort Program. In general, plaintiffs allege they were exposed to paraquat, and as a result of this exposure, they developed disease or other health conditions. Chevron and Syngenta (or their predecessors) were registrants of paraquat products in the United States. FMC is not aware of ever having registered any paraquat product in the United States. FMC believes the Company has meritorious defenses and intends to defend itself vigorously. The Court in Philadelphia has set a series of bellwether trial dates throughout 2026. FMC has been dismissed from the first trial case.
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
On November 29, 2024, Currenta’s Insurers served a Statement of Claim to FMC’s Ronland manufacturing facility, filed in Germany, against FMC Agricultural Solutions A/S (a/k/a Cheminova A/S) (“FMC A/S”), seeking to recover 200 million EUR allegedly paid to Currenta. On December 10, 2024, FMC A/S was served with a Statement of Claim, filed in Germany, brought by Currenta. Currenta alleges 146 million EUR in damages arising from the Currenta site explosion. Subsequently, AVG Abfall-Verwertungs-Gesellschaft mbH (“AVG”), a waste management company retained by FMC A/S to assist with disposing the waste at issue, has been named as an additional defendant in both actions. On September 3, 2025, FMC was notified that the Dortmund Public Prosecutor’s Office is investigating FMC, and certain named employees, regarding potential criminal charges arising from the explosion. FMC believes the Company has meritorious defenses in both cases and intends to defend itself vigorously.
Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments or obligations incident to the ordinary course of business.
In Brazil, we are subject to claims from various governmental agencies regarding alleged additional indirect (non-income) taxes or duties as well as product liability matters and labor cases related to our operations. These disputes take many years to resolve as the matters move through administrative or judicial courts. We have provided reserves for such Brazilian matters that we consider probable and for which a reasonable estimate of the obligation can be made in the amount of $1.9 million and $2.3 million as of December 31, 2025 and 2024, respectively. The aggregate estimated reasonably possible loss contingencies related to such Brazilian matters exceed amounts accrued by approximately $156.6 million at December 31, 2025. We defend these cases vigorously through to final judgment at the final level of adjudication. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the ultimate decision by administrative or judicial authorities in Brazil.
In India, we are subject to audits or other proceedings by tax authorities regarding certain alleged additional indirect taxes related to our operations. Indian tax authorities have begun auditing or investigating many companies, including our FMC subsidiary in India, on the goods and service tax ("GST") indirect tax law which came into force in 2017. Such proceedings and potential future litigations, in which the tax authorities are challenging the technical tax position taken by the Company, take many years to resolve as the matters are heard and decided upon by tax authorities or courts. We have provided reserves for such historical Indian tax matters that we consider probable and a reasonable estimate of the obligation as of December 31, 2025 was approximately $12.0 million. The timing and amount of the remaining obligations will vary based on final negotiations and the reserve will be reduced as these payments are made.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table provides our long-lived assets by major geographical region:

(in Millions)	December 31,
	2025	2024
Long-lived assets (1)
North America (2)	$843.3	$956.0
Latin America	187.6	278.8
Europe, Middle East, and Africa (2)	2,357.9	3,685.4
Asia (2)	123.8	251.0
Total	$3,512.6	$5,171.2
___________________________
(1)Geographic long-lived assets exclude long-term deferred income taxes.
(2)The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2025 and 2024 are the U.S., which totaled $784.9 million and $941.6 million and Denmark, which totaled $716.9 million and $1,280.1 million, respectively. In connection with our plans to establish a global technology and innovation center in Switzerland, we completed intra-entity transfers of certain intellectual property to one of the Company's Swiss subsidiaries during 2024. At December 31, 2025 and 2024, Switzerland had long-lived assets in excess of 10 percent of consolidated long-lived assets totaling $1,406.5 million and $2,050.8 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 21: Supplemental Information
The following tables present details of prepaid and other current assets, other assets including long-term receivables, net, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

(in Millions)	December 31,
	2025	2024
Prepaid and other current assets (1)
Prepaid insurance	$12.4	$12.7
Tax related items including value added tax receivables	300.2	262.3
Refund asset (2)	67.9	113.1
Environmental obligation recoveries (Note 10)	1.8	1.0
Derivative assets (Note 18)	16.6	47.0
Other prepaid and current assets	82.3	60.1
Total	$481.2	$496.2

(in Millions)	December 31,
	2025	2024
Other assets including long-term receivables, net
Non-current receivables (Note 8)	$75.1	$39.7
Advance to contract manufacturers	7.1	17.4
Capitalized software, net	94.8	112.1
Environmental obligation recoveries (Note 10)	4.8	2.8
Beneficial interest in trade receivables securitization (Note 8)	35.7	36.0
Income taxes indirect benefits	31.5	35.2
Operating lease ROU asset (Note 16)	104.9	110.4
Deferred compensation arrangements (Note 18)	16.4	22.3
Pension and other postretirement benefits (Note 13)	27.2	31.7
Other long-term assets (1)	25.5	20.6
Total	$423.0	$428.2
___________________________
(1)Prepaid and other current assets and other long-term assets associated with the India commercial business are presented in "Assets held for sale" on the consolidated balance sheet as of December 31, 2025. Refer to Note 1 for further details on the India held for sale business.
(2)In accordance with revenue standard requirements, a sales return liability is recognized for the consideration paid by a customer to which FMC does not expect to be entitled, together with a corresponding refund asset to recover the product from the customer. See (2) below.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31,
	2025	2024
Accrued and other liabilities (1)
Restructuring reserves (Note 7)	$63.3	$58.3
Dividend payable (Note 15)	10.0	72.6
Accrued payroll	59.5	62.2
Environmental reserves, current, net of recoveries (Note 10)	92.3	91.8
Derivative liabilities (Note 18)	17.6	12.9
Furadan® product exit asset retirement obligations (Note 1)	4.2	4.0
Operating lease current liabilities (Note 16)	26.3	24.5
Other accrued and other liabilities (2)	300.8	428.9
Total	$574.0	$755.2

(in Millions)	December 31,
	2025	2024
Accrued and Other Liabilities
Restructuring reserves (Note 7)	$48.3	$92.8
Furadan® product exit asset retirement obligations (Note 1)	7.3	3.5
Contingencies related to uncertain tax positions	59.6	58.3
Deferred compensation arrangements (Note 18)	19.6	23.2
Self-insurance reserves (primarily workers' compensation)	2.6	2.6
Lease obligations (Note 16)	97.6	106.1
Reserve for discontinued operations (Note 9)	115.1	154.2
Derivative liabilities (Note 18)	8.5	—
Unfavorable contracts	2.4	5.5
Other long-term liabilities	26.7	24.5
Total	$387.7	$470.7
___________________________
(1)Accrued and other liabilities associated with the India commercial business are presented in "Liabilities held for sale" on the consolidated balance sheet as of December 31, 2025. Refer to Note 1 for further details on the India held for sale business.
(2)Other accrued and other liabilities includes our estimated liability for sales returns.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 22: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2025				2024
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$791.4	$1,050.5	$542.2	$1,083.3	$918.0	$1,038.4	$1,065.4	$1,224.3
Gross margin	316.7	406.3	128.9	431.1	339.7	398.1	386.4	524.7
Income (loss) from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	58.2	126.4	(396.3)	(1,416.6)	74.0	62.3	135.6	234.6
Income (loss) from continuing operations	(8.6)	44.4	(548.2)	(1,688.4)	9.4	298.0	66.5	29.5
Discontinued operations, net of income taxes	(7.0)	23.4	(20.4)	(32.6)	(12.5)	(2.8)	(0.9)	(45.6)
Net income (loss)	$(15.6)	$67.8	$(568.6)	$(1,721.0)	$(3.1)	$295.2	$65.6	$(16.1)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	1.1	0.7	(0.2)	(0.4)	0.1	0.6	0.2
Net income (loss) attributable to FMC stockholders	$(15.5)	$66.7	$(569.3)	$(1,720.8)	$(2.7)	$295.1	$65.0	$(16.3)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(8.5)	$43.3	$(548.9)	$(1,688.2)	$9.8	$297.9	$65.9	$29.3
Discontinued operations, net of income taxes	(7.0)	23.4	(20.4)	(32.6)	(12.5)	(2.8)	(0.9)	(45.6)
Net income (loss)	$(15.5)	$66.7	$(569.3)	$(1,720.8)	$(2.7)	$295.1	$65.0	$(16.3)
Basic earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$(0.06)	$0.34	$(4.36)	$(13.48)	$0.08	$2.37	$0.53	$0.23
Discontinued operations	(0.06)	0.19	(0.16)	(0.26)	(0.10)	(0.02)	(0.01)	(0.36)
Basic net income (loss) per common share	$(0.12)	$0.53	$(4.52)	$(13.74)	$(0.02)	$2.35	$0.52	$(0.13)
Diluted earnings (loss) per common share attributable to FMC stockholders (1):
Continuing operations	$(0.06)	$0.34	$(4.36)	$(13.48)	$0.08	$2.37	$0.53	$0.23
Discontinued operations	(0.06)	0.19	(0.16)	(0.26)	(0.10)	(0.02)	(0.01)	(0.36)
Diluted net income (loss) per common share	$(0.12)	$0.53	$(4.52)	$(13.74)	$(0.02)	$2.35	$0.52	$(0.13)
Weighted average shares outstanding:
Basic	125.1	125.2	125.2	125.2	124.9	125.0	125.0	125.0
Diluted	125.1	125.6	125.2	125.2	125.2	125.4	125.5	125.5
___________________________
(1)The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of unrecognized tax benefits
As discussed in Note 11, the Company has $52.7 million of unrecognized tax benefits as of December 31, 2025. The Company recognizes the largest amount of tax benefit that it believes is more than 50 percent likely to be sustained. A significant amount of the Company’s earnings are generated by certain foreign subsidiaries whose earnings are taxed at lower rates than the United States federal statutory rate.
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
February 27, 2026

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. We based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (COSO 2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2025, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2025, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FMC Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited FMC Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and schedule II – valuation and qualifying accounts and reserves (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2026

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Provision (Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Net recoveries, write-offs and other (1)	Balance, End of Year
December 31, 2025
Reserve for doubtful accounts (2)	$60.7	17.5	—	(3.4)	$74.8
Deferred tax valuation allowance	1,213.8	224.1	12.4	(104.0)	1,346.3
December 31, 2024
Reserve for doubtful accounts (2)	$56.2	10.4	—	(5.9)	$60.7
Deferred tax valuation allowance	588.4	625.7	(0.3)	—	1,213.8
December 31, 2023
Reserve for doubtful accounts (2)	$78.4	6.3	—	(28.5)	$56.2
Deferred tax valuation allowance	457.6	130.5	0.3	—	588.4
____________________
(1)Write-offs are net of recoveries. As of December 31, 2025, the net assets related to our India commercial business were classified as held for sale on our consolidated balance sheet. The change in our deferred tax valuation allowance during 2025 includes the transfer of the reserve associated with this business to held for sale.
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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

ITEM 9B.    OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
Item 5.02.    Departure Of Directors or Certain Officers; Election Of Directors; Appointment Of Certain Officers; Compensatory Arrangements of Certain Officers
The Board of Directors (the “Board”) of the Company has elected Mr. Michael Barry as a director of the Company effective February 27, 2026. Mr. Barry has been appointed to the Audit Committee and the Compensation Committee. Mr. Barry will be entitled to be compensated for his service as a director under our Compensation Policy for Non-Employee Directors, as previously described in our filings with the Securities and Exchange Commission.
On February 26, 2026, Margareth Øvrum notified the Company of her decision not to stand for re-election at the 2026 Annual Meeting of Shareholders and to resign from the Board of Directors and all committees thereof, effective at the conclusion of the 2026 Annual Meeting of Shareholders. Her decision was made for personal reasons and was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies, or practices of the Company.
Item 5.03    Amendments to Articles Of Incorporation Or Bylaws; Change In Fiscal Year.
On February 27, 2026, the Board approved and adopted amendments (the “Amendments”) to the Company’s Restated By-Laws (the “By-Laws”), effective immediately. The Amendments to the By-Laws include amendments to Section 2 to clarify the voting standard required for shareholders to approve matters brought at a shareholder meeting and certain other conforming and modernizing amendments to conform to changes in Delaware law.
The foregoing summary is qualified in its entirety by reference to the By-Laws, a copy of which is attached hereto as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated in this Item 5.03 by reference.
(b) Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2025, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 28, 2026 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Committees and Independence of Directors - Audit Committee" in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Code of Ethics and Business Conduct Policy" in the Proxy Statement, and information concerning the insider trading policy, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance - Corporate Governance - Policy Concerning Insider Trading " in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2025. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

(Shares in thousands)	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	4,692	$62.81	2,500
____________________
(1)Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $62.81 and the weighted-average term-to-expiration is 6.4 years.
(2)Includes 3,404 thousand stock options and 1,033 thousand restricted stock awards granted to employees and 255 thousand restricted stock units held by directors.
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
Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA. Auditor Firm ID: PCAOB ID 185

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2025, 2024, and 2023	125
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

(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through April 30, 2019 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 8, 2019)

3.2	Amended and Restated By-Laws of FMC Corporation as of February 27, 2026

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

*4.3	Description of Capital Stock (Exhibit 4.6 to the Annual Report on Form 10-K filed on February 28, 2020)

*4.4
Fifth Supplemental Indenture, dated as of May 18, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed on May 18, 2023)

*4.5	Subordinated Indenture, dated as of May 27, 2025, between FMC Corporation and U.S. Bank Trust Company, National Association (Exhibit 4.1 to the Current Report on the Form 8-K filed on May 28, 2025)

*4.6
First Supplemental Indenture, dated as of May 27, 2025, between FMC Corporation and U.S. Bank Trust Company, National Association including the Form of the 8.450% Fixed-to-Fixed Reset Rate Subordinated Notes due 2055 (Exhibit 4.2 to the Current Report on the Form 8-K filed on May 28, 2025)

(10)	Material contracts

*10.1a
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2022)

*10.1b
Amendment No. 1, dated as of June 30, 2023, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2023)

*10.1c
Amendment No. 2, dated as of November 7, 2023, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2023)

*10.1d
Amendment No. 3, dated as of February 3, 2025, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2025)

*10.1e
Amendment No. 4, dated as of February 11, 2025, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain foreign subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2025)

*10.1f
Amendment No. 5, dated as of December 8, 2025, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2025)

†10.2	FMC Corporation Compensation Policy for Non-Employee Directors As Amended and Restated Effective December 18, 2025

†*10.3	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to the Annual Report on Form 10-K filed on February 23, 2009)

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

†*10.7g	Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant (Exhibit 10.3.A. to the Quarterly Report on Form 10-Q filed on May 6, 2020)

†*10.7h	Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant (Exhibit 10.3.B. to the Quarterly Report on Form 10-Q filed on May 6, 2020)

*10.8
Separation and Distribution Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.1 to the Current Report on Form 8-K of Livent Corporation, filed on October 15, 2018, SEC File No. 1-38694) (the "Livent October 2018 Form 8-K")

*10.9	Transition Services Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.2 to the Livent October 2018 Form 8-K)

*10.10	Shareholders' Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.3 to the Livent October 2018 Form 8-K)

*10.11	Tax Matters Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.4 to the Livent October 2018 Form 8-K)

*10.12	Registration Rights Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.5 to the Livent October 2018 Form 8-K)

†*10.13
Amended and Restated Employee Matters Agreement, dated as of February 4, 2019, by and between Livent Corporation and FMC Corporation (Exhibit 10.16 to the Annual Report on Form 10-K filed on February 25, 2021)

*10.14	Trademark License Agreement, dated as of October 15, 2018, by and between Livent Corporation and FMC Corporation (Exhibit 10.7 to the Livent October 2018 Form 8-K)

†*10.18	Executive Severance Agreement, dated May 15, 2018, between FMC Corporation and Andrew D. Sandifer (Exhibit 10.18 to the Annual Report on Form 10-K filed on February 25, 2021)

†*10.16	FMC Corporation Executive Severance Plan (Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2024)

†10.16a	Separation and Release Agreement, dated October 20, 2025, by and between FMC Corporation and Ronaldo Pereira

†*10.17	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.18	FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 3, 2023).

†*10.18a	Form of Employee Restricted Stock Unit Award under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21a to the Annual Report on Form 10-K filed on February 27, 2024) (used for 2024 awards)

†*10.18b
Form of Employee Non-Qualified Stock Option Award under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21b to the Annual Report on Form 10-K filed on February 27, 2024) (used for 2024 awards)

†*10.18c
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Annual Grant under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21c to the Annual Report on Form 10-K filed on February 27, 2024)

†*10.18d
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Retainer Grant under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21d to the Annual Report on Form 10-K filed on February 27, 2024)

†*10.18e
Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Return on Invested Capital Metric) (Exhibit 10.21e to the Annual Report on Form 10-K filed on February 27, 2024) (used for 2024 awards)

†*10.18f
Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Relative Total Shareholder Return Metric) (Exhibit 10.21f to the Annual Report on Form 10-K filed on February 27, 2024) (used for 2024 awards)

†*10.18g	Form of Key Manager Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21g to the Annual Report on Form 10-K filed on February 27, 2024)

†*10.18h
Form of Employee Restricted Stock Unit Award under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21h to the Annual Report on Form 10-K filed on February 28, 2025) (used starting with 2025 awards)

†*10.18i
Form of Employee Non-Qualified Stock Option Award under the FMC Corporation 2023 Incentive Stock Plan (Exhibit 10.21i to the Annual Report on Form 10-K filed on February 28, 2025) (used starting with 2025 awards)

†*10.18j
Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Return on Invested Capital Metric) (Exhibit 10.21j to the Annual Report on Form 10-K filed on February 28, 2025) (used starting with 2025 awards)

†*10.18k
Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the FMC Corporation 2023 Incentive Stock Plan (Relative Total Shareholder Return Metric) (Exhibit 10.21k to the Annual Report on Form 10-K filed on February 28, 2025) (used starting with 2025 awards)

†*10.19	FMC Corporation 2026 Incentive Stock Plan (Exhibit 99.1 to the Registration Statement under The Securities Act of 1933 on Form S-8 filed on February 4, 2026).

†10.19a	Form of Employee Performance-Based Stock Unit Award Agreement under the FMC Corporation 2026 Incentive Stock Plan (Total Shareholder Return Metric) (used starting with 2026 awards)

†10.19b	Form of Employee Performance-Based Stock Unit Award Agreement under the FMC Corporation 2026 Incentive Stock Plan (Return on Invested Capital Metric) (used starting with 2026 awards)

†10.19c	Form of Employee Restricted Stock Unit Award Agreement under the FMC Corporation 2026 Incentive Stock Plan (used starting with 2026 awards)

†*10.20	Offer Letter, dated June 11, 2024 between FMC Corporation and Pierre Brondeau (Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2024)

*19	FMC Policy Concerning Insider Trading (Exhibit 19 to the Annual Report on Form 10-K filed on February 28, 2025)

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

*97	Policy Relating to Recovery of Erroneously Awarded Compensation (Effective as of October 2, 2023) (Exhibit 97 to the Annual Report on Form 10-K filed February 27, 2024)

101	Interactive Data File
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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ ANDREW D. SANDIFER Andrew D. Sandifer	Executive Vice President and Chief Financial Officer	February 27, 2026

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Vice President, Chief Accounting Officer, and Corporate Controller	February 27, 2026

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	Chairman of the Board and Chief Executive Officer	February 27, 2026

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 27, 2026

/S/ CAROL ANTHONY ("JOHN") DAVIDSON Carol Anthony ("John") Davidson	Director	February 27, 2026

/S/ KATHY L. FORTMANN Kathy L. Fortmann	Director	February 27, 2026

/S/ C. SCOTT GREER C. Scott Greer	Director	February 27, 2026

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 27, 2026

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 27, 2026

/S/ STEVEN T. MERKT Steven T. Merkt	Director	February 27, 2026

/S/ MARGARETH ØVRUM Margareth Øvrum	Director	February 27, 2026

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 27, 2026

/S/ JOHN M. RAINES John M. Raines	Director	February 27, 2026

/S/ PATRICIA VERDUIN PH.D. Patricia Verduin Ph.D.	Director	February 27, 2026