Form 10-Q
period 2026-03-31
FMC CORP
filed 2026-04-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of March 31, 2026, there were 125,045,301 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
(In millions, except per share data)	(unaudited)
Revenue	$758.6	$791.4
Costs and Expenses
Costs of sales and services	512.0	474.7
Gross margin	$246.6	$316.7
Selling, general and administrative expenses	185.1	172.0
Research and development expenses	65.5	68.7
Restructuring and other charges (income)	77.0	17.8
Total costs and expenses	$839.6	$733.2
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	$(81.0)	$58.2
Non-operating pension, postretirement and other charges (income)	3.4	3.2
Interest expense, net	64.8	50.1
Income (loss) from continuing operations before income taxes	$(149.2)	$4.9
Provision (benefit) for income taxes	112.1	13.5
Income (loss) from continuing operations	$(261.3)	$(8.6)
Discontinued operations, net of income taxes	(19.9)	(7.0)
Net income (loss)	$(281.2)	$(15.6)
Less: Net income (loss) attributable to noncontrolling interests	0.1	(0.1)
Net income (loss) attributable to FMC stockholders	$(281.3)	$(15.5)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(261.4)	$(8.5)
Discontinued operations, net of income taxes	(19.9)	(7.0)
Net income (loss) attributable to FMC stockholders	$(281.3)	$(15.5)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(2.09)	$(0.06)
Discontinued operations	(0.16)	(0.06)
Net income (loss) attributable to FMC stockholders	$(2.25)	$(0.12)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(2.09)	$(0.06)
Discontinued operations	(0.16)	(0.06)
Net income (loss) attributable to FMC stockholders	$(2.25)	$(0.12)
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
(In millions)	(unaudited)
Net income (loss)	$(281.2)	$(15.6)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$35.9	$6.7
Total foreign currency adjustments (1)	$35.9	$6.7
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax benefit (expense) of $1.0 and $6.3 for the three months ended March 31, 2026 and 2025, respectively	$2.5	$(16.7)
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax expense (benefit) of $0.8 and $(0.9) for the three months ended March 31, 2026 and 2025, respectively (2)	(1.7)	3.3
Total derivative instruments, net of tax benefit (expense) of $1.8 and $5.4 for the three months ended March 31, 2026 and 2025, respectively	$0.8	$(13.4)
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax benefit (expense) of zero for each of the three months ended March 31, 2026 and 2025, respectively	$(0.1)	$—
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax expense (benefit) of $(0.8) and $(0.6) for the three months ended March 31, 2026 and 2025, respectively (2)	3.2	2.5
Total pension and other postretirement benefits, net of tax benefit (expense) of $(0.8) and $(0.6) for the three months ended March 31, 2026 and 2025, respectively	$3.1	$2.5
Other comprehensive income (loss), net of tax	$39.8	$(4.2)
Comprehensive income (loss)	$(241.4)	$(19.8)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.4	0.2
Comprehensive income (loss) attributable to FMC stockholders	$(241.8)	$(20.0)
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value data)	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$390.9	$584.5
Trade receivables, net of allowance of $42.5 in 2026 and $43.3 in 2025	2,244.8	2,062.0
Inventories	1,242.6	1,219.6
Prepaid and other current assets	533.7	481.2
Assets held for sale	492.9	611.7
Total current assets	$4,904.9	$4,959.0
Investments	20.6	20.4
Property, plant and equipment, net	627.5	707.4
Other intangibles, net	2,333.5	2,361.8
Other assets including long-term receivables, net	437.0	423.0
Deferred income taxes	1,096.0	1,215.6
Total assets	$9,419.5	$9,687.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1,763.0	$1,305.1
Accounts payable, trade and other	634.1	771.0
Advance payments from customers	196.3	453.1
Accrued and other liabilities	625.5	574.0
Accrued customer rebates	480.0	417.4
Guarantees of vendor financing	37.0	45.7
Accrued pension and other postretirement benefits, current	3.3	3.3
Income taxes	26.6	24.0
Liabilities held for sale	47.5	161.7
Total current liabilities	$3,813.3	$3,755.3
Long-term debt, less current portion	2,770.6	2,769.8
Accrued pension and other postretirement benefits, long-term	17.5	21.0
Environmental liabilities, continuing and discontinued	579.3	600.4
Deferred income taxes	49.0	54.1
Other long-term liabilities	339.9	387.7
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2026 or 2025	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2026 and 2025; 185,983,792 shares issued in 2026 and 2025	18.6	18.6
Capital in excess of par value of common stock	972.3	972.0
Retained earnings	3,878.8	4,170.1
Accumulated other comprehensive income (loss)	(329.2)	(368.7)
Treasury stock, common, at cost, 60,938,491 shares in 2026 and 61,049,736 shares in 2025	(2,718.4)	(2,720.5)
Total FMC stockholders’ equity	$1,822.1	$2,071.5
Noncontrolling interests	27.8	27.4
Total equity	$1,849.9	$2,098.9
Total liabilities and equity	$9,419.5	$9,687.2
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
(In millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(281.2)	$(15.6)
Discontinued operations, net of income taxes	19.9	7.0
Income (loss) from continuing operations	$(261.3)	$(8.6)
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$42.0	$43.7
Restructuring and other charges (income)	77.0	17.8
Non-cash adjustments for India held for sale business	34.1	—
Deferred income taxes	130.1	18.4
Pension and other postretirement benefits	3.9	3.6
Share-based compensation	3.0	4.2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(79.7)	19.5
Guarantees of vendor financing	(8.7)	(12.1)
Advance payments from customers	(256.8)	(452.0)
Accrued customer rebates	70.0	77.9
Inventories	(82.5)	(164.9)
Accounts payable, trade and other	(128.2)	46.1
Income taxes	(29.6)	(48.0)
Pension and other postretirement benefit contributions	(3.9)	(1.3)
Environmental spending, continuing, net of recoveries	(9.5)	(6.2)
Restructuring and other spending (1)	(66.4)	(57.2)
Change in other operating assets and liabilities, net (2)	(34.4)	(25.9)
Cash provided (required) by operating activities of continuing operations	$(600.9)	$(545.0)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(6.5)	$(5.4)
Other discontinued spending	(9.2)	(7.9)
Cash provided (required) by operating activities of discontinued operations	$(15.7)	$(13.3)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the three months ended March 31, 2026 includes spending of $4.3 million in connection with the India held for sale business. For additional detail on restructuring and other charges activities, see Note 8.
(2)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities.
The accompanying Notes are an integral part of these consolidated financial statements.
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2026	2025
(In millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(16.6)	$(31.6)
Acquisitions, including cost and equity method, net	(0.2)	(0.6)
Proceeds from (disbursements for) the sale of the GSS business	(0.2)	—
Other investing activities	0.8	(5.8)
Cash provided (required) by investing activities of continuing operations	$(16.2)	$(38.0)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$453.2	$634.9
Financing fees and premiums	—	(1.3)
Acquisition of noncontrolling interest	—	(7.6)
Issuances of common stock, net	—	0.2
Dividends paid (3)	(10.0)	(72.7)
Other repurchases of common stock	(0.9)	(1.4)
Cash provided (required) by financing activities of continuing operations	$442.3	$552.1
Effect of exchange rate changes on cash and cash equivalents	(3.1)	2.2
Increase (decrease) in cash and cash equivalents	$(193.6)	$(42.0)
Cash and cash equivalents, beginning of period	$584.5	$357.3
Cash and cash equivalents, end of period	$390.9	$315.3
____________________
(3)See Note 13 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $22.9 million and $15.4 million, and income taxes paid, net of refunds were $7.1 million and $37.2 million for the three months ended March 31, 2026 and 2025, respectively. Non-cash additions to property, plant and equipment and other assets were $1.9 million and $9.7 million for the three months ended March 31, 2026 and 2025, respectively. Non-cash investing activities include a $2.9 million and $3.3 million investment representing the deferred purchase price in a trade receivables securitization program for the three months ended March 31, 2026 and 2025, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(In millions, except per share data)	Common stock, $0.10 par value	Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total equity
Balance at December 31, 2025	$18.6	$972.0	$4,170.1	$(368.7)	$(2,720.5)	$27.4	$2,098.9
Net income (loss)	—	—	(281.3)	—	—	0.1	(281.2)
Stock compensation plans	—	0.3	—	—	2.7	—	3.0
Shares for benefit plan trust	—	—	—	—	0.3	—	0.3
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.1	—	—	3.1
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	0.8	—	—	0.8
Foreign currency translation adjustments (1)	—	—	—	35.6	—	0.3	35.9
Dividends ($0.08 per share)	—	—	(10.0)	—	—	—	(10.0)
Repurchases of common stock	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2026	$18.6	$972.3	$3,878.8	$(329.2)	$(2,718.4)	$27.8	$1,849.9
___________________________________
(1)See consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(In millions, except per share data)	Common stock, $0.10 par value	Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total equity
Balance at December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(15.5)	—	—	(0.1)	(15.6)
Stock compensation plans	—	2.9	—	—	1.6	—	4.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(13.4)	—	—	(13.4)
Foreign currency translation adjustments (1)	—	—	—	6.4	—	0.3	6.7
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Repurchases of common stock	—	—	—	—	(1.4)	—	(1.4)
Acquisitions to noncontrolling interest	—	(15.7)	—	—	—	8.1	(7.6)
Balance at March 31, 2025	$18.6	$953.7	$6,549.2	$(415.1)	$(2,724.4)	$29.6	$4,411.6
___________________________________
(1)See consolidated statements of comprehensive income (loss).
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited)
Note 1: Financial Information and Accounting Policies
In our opinion, the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our statements of results of operations for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025, changes in equity for the three months ended March 31, 2026 and 2025, and our financial positions as of March 31, 2026 and December 31, 2025. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of December 31, 2025 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2025 (the "2025 Form 10-K").
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. The sale process is underway and is expected to conclude during 2026; and, therefore, the assets related to this business are classified as held for sale beginning in the third quarter of 2025. The business does not qualify for recognition as discontinued operations and will continue to be presented in the Company’s reported GAAP results until a transaction is completed.
The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $425.0 million as of March 31, 2026 primarily due to receivable collections during the period. The carrying value of the held for sale business is comprised of $445.4 million of net assets held for sale as presented on the consolidated balance sheet and a gain of 20.4 million related to foreign currency translation in connection with the assets identified for disposal. The foreign currency translation gains are recorded in "Accumulated other comprehensive loss (gain)" on the consolidated balance sheet and will be reclassified to the consolidated statement of income (loss) upon close of the sale.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The table below summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet:

(in millions)	March 31, 2026
Trade receivables, net of allowance of $3.5 million	$138.6
Inventories	254.0
Prepaid and other current assets	95.5
Property, plant and equipment, net	6.3
Goodwill	163.1
Other assets	9.8
Impairment on assets held for sale	(174.4)
Assets held for sale	$492.9

Accounts payable, trade and other	$11.1
Accrued and other liabilities	15.2
Accrued customer rebates	21.2
Liabilities held for sale	$47.5
Net assets held for sale	$445.4
Accumulated foreign currency translation losses (gains)	(20.4)
Carrying value of India held for sale business	$425.0
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
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended March 31,
(in Millions)	2026	2025
North America	$197.6	$186.4
Latin America	177.0	206.8
Europe, Middle East & Africa (EMEA)	306.9	272.8
Asia	77.1	125.4
Total Revenue	$758.6	$791.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table provides information about disaggregated revenue by major product category:

	Three Months Ended March 31,
(in Millions)	2026	2025
Insecticides	$340.6	$402.7
Herbicides	313.7	272.2
Fungicides	55.8	52.7
Plant Health	47.8	45.2
Other	0.7	18.6
Total Revenue	$758.6	$791.4
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
For additional detail on revenue recognition policies and procedures, see Note 3 to our consolidated financial statements included within our 2025 Form 10-K.
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of March 31, 2026	Balance as of December 31, 2025	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,328.2	$2,137.1	$191.1
Contract liabilities: Advance Payments from customers (2)	196.3	453.1	(256.8)
____________________
(1)Amount includes $2,244.8 million of trade receivables and $83.4 million of net long-term customer receivables as of March 31, 2026. See Note 5 for more information.
(2)The amount of revenue recognized in the three months ended March 31, 2026 that was included in the opening contract liability balance is $256.8 million.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Intangible Assets
Our intangible assets consist of the following:

	March 31, 2026			December 31, 2025
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,150.1	$(546.3)	$603.8	$1,155.4	$(534.8)	$620.6
Patents	0.6	(0.6)	—	0.6	(0.6)	—
Brands (1)	70.2	(33.3)	36.9	68.2	(29.1)	39.1
Purchased and licensed technologies	135.3	(59.8)	75.5	136.8	(57.9)	78.9
Other intangibles	2.4	(1.9)	0.5	2.4	(1.9)	0.5
	$1,358.6	$(641.9)	$716.7	$1,363.4	$(624.3)	$739.1

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,241.3		$1,241.3	$1,241.3		$1,241.3
Brands (1)	363.7		363.7	369.3		369.3
In-process research & development	11.8		11.8	12.1		12.1
	$1,616.8		$1,616.8	$1,622.7		$1,622.7
Total intangible assets	$2,975.4	$(641.9)	$2,333.5	$2,986.1	$(624.3)	$2,361.8
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended March 31,
(in Millions)	2026	2025
Amortization expense	$18.7	$18.2
The full year estimated pre-tax amortization expense for the year ended December 31, 2026 and each of the succeeding five years is approximately $72.9 million, $71.9 million, $71.5 million, $70.0 million, $66.4 million, and $65.4 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2024	$39.4
Additions - charged to expense	8.5
Transfer from (to) allowance for credit losses (see below)	(0.4)
Net recoveries, write-offs and other	(0.5)
India held for sale (See Note 1)	(3.7)
Balance, December 31, 2025	$43.3
Additions - charged (credited) to expense	(2.3)
Transfer from (to) allowance for credit losses (see below)	—
Net recoveries, write-offs and other	1.3
India held for sale (See Note 1)	0.2
Balance, March 31, 2026	$42.5
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $83.4 million as of March 31, 2026. These long-term customer receivable balances and the corresponding allowance are included in "Other assets including long-term receivables, net" on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2024	$21.3
Additions - charged (credited) to expense	9.0
Transfer from (to) allowance for doubtful accounts (see above)	0.4
Foreign currency adjustments	1.2
Net recoveries, write-offs and other	(0.4)
Balance, December 31, 2025	$31.5
Additions - charged (credited) to expense	2.3
Transfer from (to) allowance for doubtful accounts (see above)	—
Foreign currency adjustments	0.1
Net recoveries, write-offs and other	(0.1)
Balance, March 31, 2026	$33.8
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
There were $34.9 million and $34.8 million in receivables sold under the securitization programs during the three months ended March 31, 2026 and 2025, respectively. A charge of $5.7 million and $2.4 million associated with the transfer of these financial assets is included as a component within "Selling, general and administrative expenses" during the three months ended March 31, 2026 and 2025, respectively.
As part of funding our interest for all outstanding arrangements under the securitization programs, approximately $33.1 million of the receivables sold are retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. This asset is within "Other assets including long-term receivables, net" on the consolidated balance sheets.
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables originate.
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within "Selling, general and administrative expenses" on the consolidated statements of income (loss) and has been immaterial during each reporting period. Non-recourse factoring was $44.9 million and $25.1 million during the three months ended March 31, 2026 and 2025, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	March 31, 2026	December 31, 2025
Finished goods	$501.4	$482.6
Work in process	565.3	552.7
Raw materials, supplies and other	175.9	184.3
Net inventories	$1,242.6	$1,219.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2026	December 31, 2025
Property, plant and equipment	$1,603.4	$1,602.6
Accumulated depreciation	(975.9)	(895.2)
Property, plant and equipment, net	$627.5	$707.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended March 31,
(in Millions)	2026	2025
Restructuring charges	$94.5	$13.6
Other charges (income), net	(17.5)	4.2
Total restructuring and other charges (income)	$77.0	$17.8
Restructuring charges
For detail on restructuring activities that commenced prior to 2026, see Note 7 to our consolidated financial statements included within our 2025 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$0.3	$4.0	$—	$4.3
Project Foundation	6.2	19.2	64.7	90.1
Other items	—	0.1	—	0.1
Three Months Ended March 31, 2026	$6.5	$23.3	$64.7	$94.5

Project Focus	$4.2	$6.6	$3.1	$13.9
Other items	(0.4)	0.1	—	(0.3)
Three Months Ended March 31, 2025	$3.8	$6.7	$3.1	$13.6
____________________
(1)Other charges primarily third-party costs associated with various restructuring activities. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries) and accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.
Project Foundation
In December 2025, the Board of Directors approved management’s comprehensive plan, referred to as Project Foundation, to further optimize FMC’s cost structure and organizational operations. A key component of this initiative is the Manufacturing Restructuring Program, which focuses on redesigning FMC’s manufacturing footprint. This includes exiting certain high-cost active ingredient and formulation plants and transitioning production to lower-cost sources. During the three months ended March 31, 2026, we incurred non-cash asset write-off and accelerated depreciation costs of $64.7 million primarily associated with the planned exit of certain production activities. We also incurred severance and employee separation costs of $6.2 million and other miscellaneous charges of $19.2 million, which include contract exit costs and professional service provider costs. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude write-offs of fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at December 31, 2025 (5)	Change in reserves (4)	Cash payments	Other (5)	Balance at March 31, 2026 (5)
Project Focus (1)	$106.2	$4.3	$(54.6)	$(0.1)	$55.8
Project Foundation (2)	1.8	25.4	(7.4)	(0.2)	19.6
DuPont Crop restructuring (3)	2.9	—	—	—	2.9
Other workforce related and facility shutdowns (4)	0.7	0.1	(0.1)	—	0.7
Total	$111.6	$29.8	$(62.1)	$(0.3)	$79.0
____________________
(1)Relates to the global restructuring plan initiated in 2023. The reserve consists primarily of contract abandonment charges recorded during 2024 resulting from the reorganization of our supply chain footprint.
(2)Relates to management’s comprehensive plan initiated in 2025 and primarily relates severance charges and related benefit costs as well as other miscellaneous fees, which include contract exit costs and professional service provider costs.
(3)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(4)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(5)Included in "Accrued and other liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended March 31,
(in Millions)	2026	2025
Environmental charges, net	$3.9	$3.5
India held for sale business	(17.7)	—
Other items, net	(3.7)	0.7
Other charges (income), net	$(17.5)	$4.2
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
India held for sale business
In July 2025, the Board of Directors approved a plan to divest from the Company’s commercial business in India in response to ongoing challenges in the country. The sale process is underway and is expected to conclude during 2026; and, therefore, the assets related to this business have been classified as held for sale since the third quarter of 2025. We recorded an impairment reversal of $20.4 million to record the assets at the estimated fair value, less costs to sell. During the three months ended March 31, 2026, we also incurred $2.7 million in charges for third party provider costs in connection with preparing the India business for sale. Refer to Note 1 for further details on the India held for sale business.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2026	December 31, 2025
Short-term foreign debt (1)	$63.4	$76.5
Revolving Credit Facility (2)	1,109.5	643.0
Total short-term debt	$1,172.9	$719.5
Current portion of long-term debt	590.1	585.6
Total short-term debt and current portion of long-term debt	$1,763.0	$1,305.1
____________________
(1)At March 31, 2026, the average effective interest rate on the borrowings was 11.7 percent.
(2)At March 31, 2026, the average effective interest rate on the borrowings was 5.2 percent.

Revolving Credit Facility
The Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022 (the "Revolving Credit Facility") allows the Company to borrow up to $2 billion, with the option to increase the capacity of the facility up to $2.75 billion. As of March 31, 2026, borrowings under the Revolving Credit Facility were $1,109.5 million. In accordance with U.S. GAAP, we have classified the borrowings as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028.
Letters of credit outstanding under the Revolving Credit Facility totaled $223.6 million and available funds under this facility were $666.9 million at March 31, 2026.
Long-term debt:

(in Millions)	March 31, 2026
	Interest Rate Percentage	Maturity Date	March 31, 2026	December 31, 2025
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 in each period)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.4 in each period)	3.2% - 6.4%	2026 - 2053	2,498.6	2,498.6
Subordinated Notes	8.45%	2055	750.0	750.0
Foreign debt	12.3% - 17.1%	2026	90.5	86.0
Debt issuance cost			(28.3)	(29.1)
Total long-term debt			$3,360.7	$3,355.4
Less: debt maturing within one year			590.1	585.6
Total long-term debt, less current portion			$2,770.6	$2,769.8

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Revolving Credit Facility Amendment
Among other restrictions, the Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). On April 16, 2026, the Company amended its credit agreement to modify the maximum leverage ratio and the minimum interest coverage ratio for certain quarters. As defined in Amendment No 6 (the "April 2026 Amendment"), the maximum leverage ratio shall not be tested in the first three quarters of 2026 and is then increased to 6.75 through the period ending December 31, 2027. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended March 31, 2029. The April 2026 Amendment also lowers the minimum interest coverage ratio to 2.00 through the period ending June 30, 2027. The minimum interest coverage ratio will incrementally step up during the covenant relief period ending at 3.50 for the quarter ended March 31, 2029.
To secure the obligations under the Revolving Credit Facility, the Company designated certain of its subsidiaries as guarantors (the "Subsidiary Guarantors") and granted security interests in certain assets and pledged certain equity interests of the Company and the Subsidiary Guarantors. The April 2026 Amendment also makes certain modifications to the negative covenants on liens, fundamental changes, and indebtedness, and adds negative covenants on transfers of material assets and other items. Additionally, the April 2026 Amendment establishes a maximum secured leverage ratio (measured as the ratio of secured debt to adjusted earnings) of not more than 3.50 as of the last day of each quarter. Financing fees associated with these amendments were not material, have been deferred and will be recognized as interest expense over the life of the agreement.
The maximum leverage ratio was not tested for the four consecutive quarters ended March 31, 2026 in connection with the April 2026 Amendment. However, our actual leverage was 5.67, which is below previously applicable maximum leverage of 6.00. Our actual interest coverage for the four consecutive quarters ended March 31, 2026 was 3.10, which is above the minimum interest coverage of 2.00. Our actual maximum secured leverage ratio for the four consecutive quarters ended March 31, 2026 was 1.27, which is below the newly established maximum secured leverage ratio of 3.50. We were in compliance with all covenants at March 31, 2026.
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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2026	2025
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $(4.2) and $(0.1) for the three months ended March 31, 2026 and 2025, respectively.	$(4.3)	$(0.1)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.6 and $0.5 for the three months ended March 31, 2026 and 2025, respectively.	(2.2)	(2.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $3.6 and $1.3 for the three months ended March 31, 2026 and 2025, respectively.	(13.4)	(4.9)
Discontinued operations, net of income taxes	$(19.9)	$(7.0)

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2025	$705.7	$(13.0)	$692.7
Provision (Benefit)	7.1	(0.2)	6.9
(Spending) Recoveries	(16.5)	—	(16.5)
Foreign currency translation adjustments	(2.0)	—	(2.0)
Net change	(11.4)	(0.2)	(11.6)
Total environmental reserves at March 31, 2026	$694.3	$(13.2)	$681.1

Environmental reserves, current (1)	$102.8	$(1.0)	$101.8
Environmental reserves, long-term (2)	591.5	(12.2)	579.3
Total environmental reserves at March 31, 2026	$694.3	$(13.2)	$681.1
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
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $273 million at March 31, 2026. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as "Prepaid and other current assets" and "Other assets including long-term receivables, net" in the consolidated balance sheets.

(in Millions)	December 31, 2025	Increase (Decrease) in recoveries	Cash received	March 31, 2026
Environmental recoveries	$6.6	$0.3	$(0.5)	$6.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31,
(in Millions)	2026	2025
Environmental provisions, net - recorded to liabilities (1)	$6.9	$6.1
Environmental provisions, net - recorded to assets (2)	(0.2)	(0.1)
Environmental provision, net	$6.7	$6.0

Continuing operations (3)	$3.9	$3.5
Discontinued operations (4)	2.8	2.5
Environmental provision, net	$6.7	$6.0
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
A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2025 Form 10-K. See Note 10 to our consolidated financial statements in our 2025 Form 10-K for a description of significant updates to material environmental sites. There have been no significant updates since the information included in our 2025 Form 10-K.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three months ended March 31, 2026 and 2025, there were 3.9 million and 3.0 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2026	2025
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(261.4)	$(8.5)
Discontinued operations, net of income taxes	(19.9)	(7.0)
Net income (loss) attributable to FMC stockholders	$(281.3)	$(15.5)
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.1)	—
Net income (loss) allocable to common stockholders	$(281.4)	$(15.5)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(2.09)	$(0.06)
Discontinued operations	(0.16)	(0.06)
Net income (loss) attributable to FMC stockholders	$(2.25)	$(0.12)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(2.09)	$(0.06)
Discontinued operations	(0.16)	(0.06)
Net income (loss) attributable to FMC stockholders	$(2.25)	$(0.12)
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,281	125,081
Weighted average additional shares assuming conversion of potential common shares	—	—
Shares – diluted basis	125,281	125,081

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2025	$(135.1)	$(29.7)	$(203.9)	$(368.7)
2026 Activity
Other comprehensive income (loss) before reclassifications	35.6	2.5	(0.1)	38.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.7)	3.2	1.5
Net current period other comprehensive income (loss)	$35.6	$0.8	$3.1	$39.5
Accumulated other comprehensive income (loss), net of tax at March 31, 2026	$(99.5)	$(28.9)	$(200.8)	$(329.2)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	6.4	(16.7)	—	(10.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.3	2.5	5.8
Net current period other comprehensive income (loss)	$6.4	$(13.4)	$2.5	$(4.5)
Accumulated other comprehensive income (loss), net of tax at March 31, 2025	$(177.5)	$(30.9)	$(206.7)	$(415.1)
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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended March 31,
(in Millions)	2026	2025
Derivative instruments
Gain (loss) on foreign currency contracts	$3.0	$(3.7)	Costs of sales and services
Gain (loss) on foreign currency contracts	—	—	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.5)	Interest expense, net
Total before tax	$2.5	$(4.2)
Benefit (provision) for income taxes	(0.8)	0.9	Benefit (provision) for income taxes
Amount included in net income (loss)	$1.7	$(3.3)

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	$(3.1)	$(3.0)	Non-operating pension, postretirement and other charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.9)	(0.1)	Non-operating pension, postretirement and other charges (income)
Total before tax	$(4.0)	$(3.1)
Benefit (provision) for income taxes	0.8	0.6	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(3.2)	$(2.5)
Total reclassifications for the period	$(1.5)	$(5.8)	Amount included in net income
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
Dividends and Share Repurchases
During the three months ended March 31, 2026 and 2025, we paid dividends of $10.0 million and $72.7 million, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On April 16, 2026, we paid dividends totaling $10.0 million to our shareholders of record as of March 31, 2026. This amount is included in "Accrued and other liabilities" on the consolidated balance sheet as of March 31, 2026. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. Increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2028. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2026. At March 31, 2026, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 16 to our consolidated financial statements included within our 2025 Form 10-K.
The ROU asset and lease liability balances as of March 31, 2026 and December 31, 2025 were as follows:

(in Millions)	Classification	March 31, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$103.7	$104.9
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$26.6	$26.3
Operating lease noncurrent liabilities	Other long-term liabilities	96.4	97.6
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

		Three Months Ended March 31,
(in Millions)	Lease Cost Classification	2026	2025
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$8.2	$9.0
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.8	3.4
Total lease cost		$10.0	$12.4

March 31, 2026
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.5
Weighted-average discount rate	5.0%

	Three Months Ended March 31,
(in Millions)	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.8)	$(10.1)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8.3	$12.2

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table represents our future minimum operating lease payments as of, and subsequent to, March 31, 2026 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2026 (excluding the three months ending March 31, 2026)	$24.2
2027	29.0
2028	24.7
2029	20.8
2030	17.2
Thereafter	25.7
Total undiscounted lease payments	$141.6
Less: Present value adjustment	(18.6)
Present value of lease liabilities	$123.0
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2026	2025	2026	2025
Service cost	$0.3	$0.4	$—	$—
Interest cost	10.7	12.0	0.1	0.1
Expected return on plan assets	(11.3)	(12.2)	—	—
Amortization of net actuarial and other (gain) loss	3.5	3.5	(0.4)	(0.3)
Recognized (gain) loss due to curtailments, settlements, and other (1)	0.8	0.1	—	—
Net periodic benefit cost (income)	$4.0	$3.8	$(0.3)	$(0.2)
____________________
(1)The settlement charge recognized during the three months ended March 31, 2026 relates to the U.S. nonqualified defined benefit pension plan.
Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three months ended March 31, 2026 and 2025 were negative 75.1 percent and 275.5 percent, respectively. The change in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to global mix of earnings and additional valuation allowance of historical net deferred tax assets in Switzerland during the three months ended March 31, 2026, and the global mix of lower pretax earnings during the three months ended March 31, 2025. As a result of changes in global earnings mix and ongoing tax planning implemented in March 2026, we reevaluated the realizability of our historical deferred tax assets and recorded an increase to our valuation allowance in Switzerland of approximately $123 million during the three months ended March 31, 2026.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology ("EAETR") in accordance with U.S. GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. A significant amount of our earnings is generated by our foreign subsidiaries, which tax earnings at different statutory rates than the United States federal statutory rate. Our future effective tax rates may be materially impacted by a future change in the composition of earnings from foreign and domestic tax jurisdictions. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As a result, there can be significant volatility in interim tax provisions.
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
The estimated fair value of the types of financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,005.8 million and $3,809.9 million and the carrying amount is $4,533.6 million and $4,074.9 million as of March 31, 2026 and December 31, 2025, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 18 to our consolidated financial statements on our 2025 Form 10-K.
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

As of March 31, 2026, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $4.9 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2027. At March 31, 2026, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $670.7 million.
At March 31, 2026, we had no outstanding interest rate swap contracts.
In prior periods, we settled on various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of March 31, 2026, there was a remaining net after-tax loss of $25.2 million in AOCI related to these settlements.
As of March 31, 2026, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At March 31, 2026, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $4.9 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending March 31, 2027 if spot rates in the future are consistent with forward rates as of March 31, 2026. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities, and, beginning in the third quarter of 2025, the Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in foreign exchange rates on its net investment in Euro (“EUR”) denominated subsidiaries.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
During the third quarter of 2025, the Company entered into fixed-to-fixed cross-currency swaps with aggregate notional amounts of $750 million, of which the Company will exchange semi-annual fixed rate payments on United States dollar notional amount for fixed rate payments in EUR. As of March 31, 2026, the Company had $750 million of hedges outstanding to hedge its net investment in EUR denominated subsidiaries and are designated as net investment hedges.
For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in "Accumulated other comprehensive income" as part of the cumulative translation adjustment. Amounts are reclassified out of "Accumulated other comprehensive income" into earnings when the hedged net investment is either sold or substantially liquidated.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,283.0 million at March 31, 2026.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	March 31, 2026
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$19.9	$15.2	$25.0	$60.1	$(38.3)	$21.8
Total derivative assets (1)	$19.9	$15.2	$25.0	$60.1	$(38.3)	$21.8

Foreign exchange contracts	$(27.9)	$—	$(22.2)	$(50.1)	$38.3	$(11.8)
Total derivative liabilities (2)	$(27.9)	$—	$(22.2)	$(50.1)	$38.3	$(11.8)

Net derivative assets (liabilities)	$(8.0)	$15.2	$2.8	$10.0	$—	$10.0

	December 31, 2025
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$6.1	$7.5	$3.0	$16.6	$(16.6)	$—
Total derivative assets (1)	$6.1	$7.5	$3.0	$16.6	$(16.6)	$—

Foreign exchange contracts	$(9.6)	$(8.5)	$(8.0)	$(26.1)	$16.6	$(9.5)
Total derivative liabilities (2)	$(9.6)	$(8.5)	$(8.0)	$(26.1)	$16.6	$(9.5)

Net derivative assets (liabilities)	$(3.5)	$(1.0)	$(5.0)	$(9.5)	$—	$(9.5)
______________
(1)    Balance is included in "Prepaid and other current assets" in the consolidated balance sheets.
(2)    Balance is included in "Accrued and other liabilities" in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended March 31,
(in Millions)	2026	2025	2026	2025	2026	2025
Unrealized hedging gains (losses) and other, net of tax	$2.5	$(16.7)	$—	$—	$2.5	$(16.7)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(2.1)	3.0	0.4	0.3	(1.7)	3.3
Total derivative instrument impact on comprehensive income, net of tax	$0.4	$(13.7)	$0.4	$0.3	$0.8	$(13.4)
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended March 31,
(in Millions)	2026	2025
Foreign exchange contracts	$(18.3)	$(0.1)
Total	$(18.3)	$(0.1)
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

(in Millions)	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$60.1	$—	$60.1	$—
Other (2) (3) (4)	146.7	113.6	—	33.1
Total assets	$206.8	$113.6	$60.1	$33.1

Liabilities
Derivatives – Foreign exchange (1)	$50.1	$—	$50.1	$—
Other (2)	17.8	17.8	—	—
Total liabilities	$67.9	$17.8	$50.1	$—

(in Millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$16.6	$—	$16.6	$—
Other (2) (3) (4)	298.1	262.4	—	35.7
Total assets	$314.7	$262.4	$16.6	$35.7

Liabilities
Derivatives – Foreign exchange (1)	$26.1	$—	$26.1	$—
Other (2)	19.6	19.6	—	—
Total liabilities	$45.7	$19.6	$26.1	$—
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis in the consolidated balance sheets during the three months ended March 31, 2026.

	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (During the three months ended March 31, 2026)
Assets
Net assets related to India held for sale business (1)	$425.0	$—	$—	$425.0	$20.4
Total assets	$425.0	$—	$—	$425.0	$20.4
____________________
(1)The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $425.0 million as of March 31, 2026 primarily due to receivable collections during the period. As a result of the activity during the period as well as foreign currency translation gains related to the assets identified for disposal, we recorded an impairment reversal of $20.4 million to record the assets at the estimated fair value, less costs to sell. The fair value of the net assets was estimated using the average of updated offers received during March and April 2026 as well as forecasts of working capital for the India commercial business developed by management. Refer to Note 1 for further details on the India held for sale business.
Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2026. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$37.0
Other debt guarantees (2)	5.1
Total	$42.1
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
FMC's outstanding obligations confirmed as valid under the SCF were $130.0 million and $109.5 million as of March 31, 2026 and December 31, 2025, respectively.
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 19 to our consolidated financial statements included within our 2025 Form 10-K. Other than as stated below, there have been no significant updates since the information included in our 2025 Form 10-K.
2025 Securities Litigation. On February 13, 2025 and February 14, 2025, two other purported FMC shareholders filed putative class action complaints in the E.D.P.A. against FMC and certain of its former and current executives, asserting claims under the federal securities laws. The two actions were consolidated in an action captioned, In re FMC Corporation Securities Litigation, No. 2:23-cv-04398-KNS (E.D.P.A.) (the “2025 Securities Class Action”). On January 12, 2026, the plaintiffs filed a second amended complaint, after defendants had moved to dismiss an earlier filed complaint. The second amended complaint alleges that the defendants made certain material misstatements and omissions regarding FMC’s business, operations, and prospects, including with respect to, among other things: (1) channel inventory management initiatives; (2) sales practices; and/or (3) FMC’s divestment of its India commercial operations. The operative complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act, and seek unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired FMC stock during the period from November 16, 2023 to October 29, 2025. Defendants in the 2025 Securities Class Action moved to dismiss the complaint on March 13, 2026.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
In some cases, we have identified these forward-looking statements by such words or phrases as "outlook," "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2025 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement.
We specifically decline to undertake any obligation, and specifically disclaim any duty, to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by law.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2025 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the "Critical Accounting Policies and Estimates" section in our 2025 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.
•Revenue recognition and trade receivables
•Environmental obligations and related recoveries
•Impairment and valuation of long-lived assets and indefinite-lived assets
•Pensions and other postretirement benefits
•Income taxes
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to the consolidated financial statements included in this Form 10-Q for a discussion of recently issued and adopted accounting guidance and regulatory items.

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
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. FMC plans to continue to actively participate in the India market through a supply agreement with the eventual buyer of the business for its patented and data-protected portfolio, ranging from new diamide technologies to active ingredients and biologicals. The Company will continue its active ingredients manufacturing operations in India. The sale process is underway and is expected to conclude during 2026; and, therefore, the assets related to this business have been classified as held for sale since the third quarter of 2025. Although the business does not qualify for recognition as discontinued operations and will continue to be presented in the Company's reported results until a transaction is completed, we believe excluding India's operating results from our non-GAAP measures during the held for sale period, beginning with the third quarter of 2025, provides management and investors with useful supplemental information regarding our ongoing financial performance. Refer to the table below for the adjustments related to the India held for sale business for the three months ended March 31, 2026.

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income (Loss)
(in Millions)	2026	2025
Operating results	$34.1	$—	Revenue, Cost of sales and services, and Selling, general and administrative expenses
Asset impairment	(20.4)	—	Restructuring and other charges (income)
Third party provider costs	2.7	—	Restructuring and other charges (income)
India held for sale business	$16.4	$—
Balance sheet impact - The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $425.0 million as of March 31, 2026 primarily due to receivable collections during the period. The carrying value of the held for sale business is comprised of $445.4 million of net assets held for sale as presented on the consolidated balance sheet and a gain of $20.4 million related to foreign currency translation in connection with the assets identified for disposal. The foreign currency translation gains are recorded in "Accumulated other comprehensive loss (gain)" on the consolidated balance sheet and will be reclassified to the consolidated statement of income (loss) upon close of the sale.
First Quarter 2026 Highlights
The following items are the financial highlights of our business during the three months ended March 31, 2026 compared to the three months ended March 31, 2025:
•Revenue of $758.6 million for the three months ended March 31, 2026 decreased $32.8 million, or approximately 4 percent, versus the prior year period driven by lower pricing to diamide partners, pricing actions on branded Rynaxypyr® active and a competitive market for legacy core products, particularly in Latin America. Volume improved due to strong growth in Europe, Middle East and Africa and North America. On a regional basis, sales in Europe, Middle East and Africa increased approximately 13 percent, sales in North America increased by approximately 6 percent, sales in Latin America decreased approximately 14 percent, and sales in Asia decreased approximately 39 percent. A more detailed review of revenue is discussed under the section titled "Results of Operations."
•Our gross margin of $246.6 million decreased versus the prior year quarter by $70.1 million. Gross margin as a percent of revenue of approximately 33 percent decreased compared to approximately 40 percent in the prior year period. The decrease in gross margin percentage was primarily driven by competitive pricing pressure and higher costs due to tariffs and unfavorable raw material costs partially offset by volume improvement during the period.

•Selling, general and administrative expenses increased from $172.0 million to $185.1 million, or approximately 8 percent versus the prior year period to support investment in new products. Research and development expenses of $65.5 million decreased $3.2 million or 5 percent, compared to the previous year. The decrease in spending on research and development relates to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
•Net loss attributable to FMC stockholders of $281.3 million increased $265.8 million from net loss of $15.5 million in the prior year period largely driven by the provision for income taxes of $112.1 million, which included an increase to our valuation allowance in Switzerland primarily as a result of changes in global earnings mix and ongoing tax planning implemented in March 2026. During the three months ended March 31, 2026, our restructuring and other charges (income) also increased by $59.2 million primarily due to costs incurred in connection with Project Foundation, which is the recently announced comprehensive plan to further optimize FMC’s cost structure and organizational operations. Favorable adjustments recorded in connection with the India held for sale business partially offset the costs incurred for Project Foundation. Increased interest expense and adjustments related to the retained liabilities from our previous discontinued operations also contributed to the change in net loss for the period. Adjusted after-tax loss from continuing operations attributable to FMC stockholders of $28.9 million decreased compared to the prior year adjusted after-tax earnings of $22.4 million, or approximately $51.3 million, primarily as a result of competitive pricing pressure and higher costs partially offset by higher volumes during the period. See the disclosure of our Adjusted earnings (loss) non-GAAP financial measurement below, under the section titled "Results of Operations."
2026 Priorities and Strategic Review
In 2026, we plan to focus on executing our operational priorities, one of which is strengthening the balance sheet by paying down debt through asset sales and licensing agreements, including the previously announced sale of our India commercial business which is classified as held for sale. Our priorities also include improving the competitiveness of the company's legacy core portfolio, managing the post-patent transition for Rynaxypyr® active, and supporting the growth of new active ingredients, such as Isoflex® active, fluindapyr, Dodhylex™ active and rimisoxafen. However, we expect continued pressure on price during the year due to competitive market dynamics for core portfolio products and lower Rynaxypyr® active pricing. We will maintain our focus on reducing costs, which are expected to be lower for the full year despite pressure in the first quarter due to the timing of tariffs and manufacturing variances.
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

	Three Months Ended March 31,
	2026	2025
(in Millions)	(unaudited)
Revenue	$758.6	$791.4
Costs and Expenses
Costs of sales and services	512.0	474.7
Gross margin	$246.6	$316.7
Selling, general and administrative expenses	185.1	172.0
Research and development expenses	65.5	68.7
Restructuring and other charges (income)	77.0	17.8
Total costs and expenses	$839.6	$733.2
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes(1)	$(81.0)	$58.2
Non-operating pension, postretirement and other charges (income)	3.4	3.2
Income from continuing operations before interest expense, net and income taxes	$(84.4)	$55.0
Interest expense, net	64.8	50.1
Income (loss) from continuing operations before income taxes	$(149.2)	$4.9
Provision (benefit) for income taxes	112.1	13.5
Income (loss) from continuing operations	$(261.3)	$(8.6)
Discontinued operations, net of income taxes	(19.9)	(7.0)
Net income (loss) (GAAP)	$(281.2)	$(15.6)
Adjustments to arrive at Adjusted EBITDA (non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$94.7	$17.8
Non-operating pension, postretirement and other charges (income)(4)	3.4	3.2
India held for sale business (5)	16.4	—
Discontinued operations, net of income taxes	19.9	7.0
Interest expense, net	64.8	50.1
Depreciation and amortization	42.0	43.7
Provision (benefit) for income taxes	112.1	13.5
Adjusted EBITDA (non-GAAP)(2)	$72.1	$119.7
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income), depreciation and amortization expense, and the India held for sale business.
(3)In the reconciliation above, favorable adjustments recorded in connection with the India held for sale business of $17.7 million for the three ended March 31, 2026 are presented in the India held for sale business line. On the consolidated statements of income (loss), these adjustments are recorded to "Restructuring and other charges (income)." See Note 8 for details of restructuring and other charges (income).
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
(5)Beginning with the third quarter of 2025, we excluded the operating results of the India commercial business during the held for sale period for non-GAAP purposes. Refer to the India Held for Sale Business section for further details on the charges and write-downs recorded during the period.

ADJUSTED EARNINGS (LOSS) RECONCILIATION
	Three Months Ended March 31,
	2026	2025
(in Millions)	(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(281.3)	$(15.5)
Corporate special charges (income), pre-tax (1)	98.1	21.0
India held for sale business (2)	16.4	—
Income tax expense (benefit) on Corporate special charges (income) (3)	(18.3)	(4.4)
Corporate special charges (income), net of income taxes	$96.2	$16.6
Discontinued operations attributable to FMC Stockholders, net of income taxes	19.9	7.0
Non-GAAP tax adjustments (4)	136.3	14.3
Adjusted after-tax earnings (loss) from continuing operations attributable to FMC stockholders (non-GAAP)	$(28.9)	$22.4
____________________
(1)Represents restructuring and other charges (income), and non-operating pension, postretirement and other charges (income). In the reconciliation above, favorable adjustments recorded in connection with the India held for sale business of $17.7 million for the three ended March 31, 2026 are presented in the India held for sale business line. On the consolidated statements of income (loss), these adjustments are recorded to "Restructuring and other charges (income)." See Note 8 for details of restructuring and other charges (income).
(2)Beginning with the third quarter of 2025, we excluded the operating results of the India commercial business during the held for sale period for non-GAAP purposes. Refer to the India Held for Sale Business section for further details on the charges and write-downs recorded during the period.
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

RECONCILIATION OF REVENUE (GAAP)
TO REVENUE EXCLUDING INDIA (NON-GAAP)(2)

	Three Months Ended March 31,
	2026	2025
Revenue (GAAP)	$758.6	$791.4
Less: Revenue from India commercial business (1)	(3.8)	—
Revenue excluding India (non-GAAP)(2)	$762.4	$791.4
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

RECONCILIATION OF REVENUE CHANGE (GAAP) TO
ORGANIC REVENUE CHANGE (NON-GAAP)(1)

Three Months Ended March 31, 2026 vs. 2025
Total Revenue Change (GAAP)	(4)%
Less: Revenue for India held for sale business for the three months ended March 31, 2026	—%
Revenue Excluding India Change (non-GAAP)(1)	(4)%
Less: Foreign Currency Impact	5%
Organic Revenue Change (non-GAAP)	(9)%
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

	Twelve Months Ended
	March 31, 2026
Net income (loss) attributable to FMC stockholders (GAAP)	$(2,504.7)
Interest expense, net, net of income taxes	218.7
Corporate special charges (income)	1,871.5
India held for sale business	538.1
Income tax expense (benefit) on Corporate special charges (income)	(172.0)
Discontinued operations attributable to FMC stockholders, net of income taxes	49.5
Tax adjustments	538.3
ROIC numerator (non-GAAP)	$539.4

	March 31, 2026	March 31, 2025
Total debt	$4,533.6	$4,003.5
Total FMC stockholders’ equity	1,822.1	4,382.0
Total debt and FMC stockholders' equity (GAAP)	$6,355.7	$8,385.5
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$7,370.6

ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	(33.98)%
Adjusted ROIC (using non-GAAP numerator)	7.32%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted. In certain instances, parts included in the variance explanations in the discussion below may not sum to the total variance for the financial statement line item due to rounding.
Revenue
Three Months Ended March 31, 2026 vs. 2025
Revenue of $758.6 million decreased $32.8 million, or approximately 4 percent, versus the prior year period. Excluding the India held for sale business for the three months ended March 31, 2026, revenue decreased $29.0 million, or approximately 4 percent, primarily driven by a price decline of 6 percent driven by lower pricing to diamide partners, pricing actions on branded Rynaxypyr® and a competitive market for legacy core products, particularly in Latin America. The decrease in price was partially offset by an increase in volumes of 2 percent due to strong growth in Europe, Middle East and Africa and North America. Foreign currency was a tailwind of approximately 5 percent during the period. The removal of India revenue for the three months ended March 31, 2026 as compared to the inclusion of India revenue in the three months ended March 31, 2025 accounted for a decrease in revenue of approximately 5 percent during the period.

Total Revenue by Region
	Three Months Ended March 31,
(in Millions)	2026	2025
North America	$197.6	$186.4
Latin America	177.0	206.8
Europe, Middle East & Africa (EMEA)	306.9	272.8
Asia	77.1	125.4
Total Revenue	$758.6	$791.4
Three Months Ended March 31, 2026 vs. 2025
North America: Revenue increased approximately 6 percent year-over-year (up 4 percent organically) driven by volume growth for branded products, particularly herbicides, partially offset by lower pricing due to competition and actions on branded Rynaxypyr® active.
Latin America: Revenue decreased approximately 14 percent versus the first quarter of 2025 (down 21 percent organically) primarily due to lower pricing and limited volume growth on core portfolio products driven by generic pressure in the market.
EMEA: Revenue increased approximately 13 percent (up 4 percent organically) compared to the prior year period driven by growth in branded products specifically herbicides and Cyazypyr® active. The increase was partially offset by expected registration losses during the period.
Asia: Revenue decreased approximately 39 percent year-over-year. Revenue excluding India (non-GAAP) for the three months ended March 31, 2026 was down 36 percent (down 38 percent organically) year-over-year primarily due to pricing pressure caused by generic competition in the region. Grower economics were challenged amid current geopolitical uncertainty, which led to lower volumes primarily for insecticides.
Gross margin
Three Months Ended March 31, 2026 vs. 2025
Gross margin of $246.6 million decreased by $70.1 million, or approximately 22 percent versus the prior year period. Volume improvement and foreign currency tailwinds during the period resulted in an increase of 3 percent and 7 percent, respectively. These increases were fully offset by lower pricing of 16 percent due to competitive market pressure and higher costs of 10 percent due to tariffs and unfavorable raw material costs. The change in gross margin for the India held for sale business contributed to the decrease in gross margin by approximately 6 percent. Gross margin percent of approximately 33 percent decreased compared to approximately 40 percent in the prior year period as a result of the lower pricing and higher costs during the period.

Selling, general and administrative expenses
Three Months Ended March 31, 2026 vs. 2025
Selling, general and administrative expenses of $185.1 million increased by $13.1 million, or 8 percent, versus the prior year period primarily as a result of continued investment to support new products.
Research and development expenses
Three Months Ended March 31, 2026 vs. 2025
Research and development expenses of $65.5 million decreased by $3.2 million or 5 percent compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
Depreciation and amortization
Three Months Ended March 31, 2026 vs. 2025
Depreciation and amortization of $42.0 million decreased by $1.7 million or 4 percent compared to the prior year period of $43.7 million primarily as a result of certain assets being fully amortized during the prior year.
Interest expense, net
Three Months Ended March 31, 2026 vs. 2025
Interest expense, net of $64.8 million increased by $14.7 million or 29 percent compared to the prior year period of $50.1 million primarily driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025, which increased interest expense by $9.4 million as well as an increase of $6.5 million driven by higher domestic debt balances. The increase was partially offset by a decrease of $1.2 million driven by lower foreign debt balances and rates.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended March 31,
(in Millions)	2026	2025
Restructuring charges	$94.5	$13.6
Other charges (income), net	(17.5)	4.2
Total restructuring and other charges (income)	$77.0	$17.8
Three Months Ended March 31, 2026 vs. 2025
Restructuring and other charges (income) of $94.5 million is primarily comprised of $90.1 million in charges related to Project Foundation, which is management's comprehensive plan to further optimize FMC’s cost structure and organizational operations. The charges for Project Foundation include non-cash asset write-off and accelerated depreciation costs of $64.7 million primarily associated with the planned exit of certain production activities. We also incurred severance and employee separation costs of $6.2 million and other miscellaneous charges of $19.2 million, which include contract exit costs and professional service provider costs.

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
During the three months ended March 31, 2026, we also recorded Project Focus-related costs of $4.3 million, primarily related to miscellaneous charges associated with previously implemented activities. Any remaining amounts incurred in connection with remaining activities under the program, which are not expected to be material, will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance. During the three months ended March 31, 2026, we also recorded charges of $0.1 million for miscellaneous activity related to previously implemented restructuring initiatives.
Other income of $17.5 million is primarily related to adjustments recorded in connection with the India held for sale business. The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $425 million as of March 31, 2026 primarily due to receivable collections during the period. As a result of the activity during the period as well as foreign currency translation gains related to the assets identified for disposal, we recorded an impairment reversal of $20.4 million to record the assets at the estimated fair value, less costs to sell. During the three months ended March 31, 2026, we also incurred $2.7 million in charges for third party provider costs in connection with preparing the India business for sale. Other income also included charges of $3.9 million associated with our environmental sites and other miscellaneous income of $3.7 million.
Restructuring and other charges (income) during 2025 primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $6.6 million of professional service provider costs and other miscellaneous charges associated with the project, $4.2 million of severance and employee separation costs, and accelerated depreciation of $3.1 million on assets identified for disposal in connection with the restructuring initiative. During the three months ended March 31, 2025, we also recorded income of $0.3 million for miscellaneous activity related to previously implemented restructuring initiatives.
Other charges (income) net in 2025 of $4.2 million is comprised of $3.5 million of charges associated with our environmental sites, and $0.7 million of other miscellaneous charges.
Non-operating pension, postretirement and other charges (income)
Three Months Ended March 31, 2026 vs. 2025
Charges for the three months ended March 31, 2026 were $3.4 million compared to $3.2 million for the three months ended March 31, 2025.

Provision for income taxes
Three Months Ended March 31, 2026 vs. 2025
The provision for income taxes for the three months ended March 31, 2026 was $112.1 million resulting in an effective tax rate of negative 75.1 percent. The provision for income taxes for the three months ended March 31, 2025 was $13.5 million resulting in an effective tax rate of 275.5 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by the factors shown in the table below as well as global mix of earnings.

	Three Months Ended March 31,
	2026			2025
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(149.2)	$112.1	(75.1)%	$4.9	$13.5	275.5%
Corporate special charges (income)	114.5	18.3		21.0	4.4
Revisions to valuation allowances of historical deferred tax assets (1)(2)	—	(124.7)		—	1.2
Net impact of Switzerland tax incentives(2)	—	5.5		—	(2.8)
Foreign currency and other discrete items(2)	—	(17.1)		—	(12.7)
Non-GAAP - Continuing operations	$(34.7)	$(5.9)	17.0%	$25.9	$3.6	14.0%
_______________
(1)As a result of changes in global earnings mix and ongoing tax planning implemented in March 2026, we reevaluated the realizability of our historical deferred tax assets and recorded an increase to our valuation allowance in Switzerland of approximately $123 million during the three months ended March 31, 2026.
(2)Refer to Notes 3 and 4 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended March 31, 2026 vs. 2025
Discontinued operations, net of income taxes represented loss of $19.9 million for the three months ended March 31, 2026 compared to a loss of $7 million for the three months ended March 31, 2025. The activity in both the three months ended March 31, 2026 and 2025 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations.
Net income (loss)
Three Months Ended March 31, 2026 vs. 2025
The net loss recognized during the period was $281.2 million as compared to net loss of $15.6 million in the prior year period. During the three months ended March 31, 2026, our net loss increased as a result of the provision for income taxes of $112.1 million driven by an increase to our valuation allowance in Switzerland primarily as a result of changes in global earnings mix and ongoing tax planning implemented in March 2026. The net loss was also driven by an increase in restructuring and other charges (income) incurred during the period in connection with Project Foundation. Favorable adjustments recorded in connection with the India held for sale business partially offset the costs incurred for Project Foundation. Increased interest expense and adjustments related to the retained liabilities from our previous discontinued operations also contributed to the change in net loss for the period.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (non-GAAP)
The Adjusted EBITDA amounts discussed below for three months ended March 31, 2026 and 2025 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended March 31, 2026 vs. 2025
Adjusted EBITDA of $72.1 million decreased $47.6 million, or approximately 40 percent versus the prior year period. Higher volumes and foreign currency impacts resulted in an increase of approximately 9 percent and 18 percent. However, the increase was more than offset by pricing pressure of 42 percent resulting from increased competition in the market and unfavorable costs of approximately 25 percent primarily due to tariffs and unfavorable raw material costs.

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
Cash
Cash and cash equivalents at March 31, 2026 and December 31, 2025, were $390.9 million and $584.5 million, respectively. Of the cash and cash equivalents balance at March 31, 2026, $376.9 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within our 2025 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At March 31, 2026, we had total debt of $4,533.6 million as compared to $4,074.9 million at December 31, 2025. Total debt included $2,770.6 million and $2,769.8 million of long-term debt (excluding current portions of $590.1 million and $585.6 million) at March 31, 2026 and December 31, 2025, respectively. Our short-term debt consists of foreign borrowings and borrowings under our Revolving Credit Facility. Foreign borrowings decreased from $76.5 million at December 31, 2025 to $63.4 million at March 31, 2026. We had borrowings of $1,109.5 million and $643.0 million under our Revolving Credit Facility at March 31, 2026 and December 31, 2025, respectively. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.
On April 16, 2026, the Company amended its credit agreement to modify the maximum leverage ratio and the minimum interest coverage ratio for certain quarters. As defined in Amendment No 6 (the "April 2026 Amendment"), the maximum leverage ratio shall not be tested in the first three quarters of 2026 and is then increased to 6.75 through the period ending December 31, 2027. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended March 31, 2029. The April 2026 Amendment also lowers the minimum interest coverage ratio to 2.00 through the period ending June 30, 2027. The minimum interest coverage ratio will incrementally step up during the covenant relief period ending at 3.50 for the quarter ended March 31, 2029. To secure the obligations under the Revolving Credit Facility, the Company designated certain of its subsidiaries as guarantors (the "Subsidiary Guarantors") and granted security interests in certain assets and pledged certain equity interests of the Company and the Subsidiary Guarantors. The April 2026 Amendment also makes certain modifications to the negative covenants on liens, fundamental changes, and indebtedness, and adds negative covenants on transfers of material assets and other items. Additionally, the April 2026 Amendment establishes a maximum secured leverage ratio (measured as the ratio of secured debt to adjusted earnings) of not more than 3.50 as of the last day of each quarter. We were in compliance with all covenants at March 31, 2026.
Access to credit and future liquidity and funding needs
As of March 31, 2026, borrowings under our Revolving Credit Facility were $1,109.5 million and letters of credit outstanding under the Revolving Credit Facility totaled $223.6 million. At March 31, 2026, our remaining borrowing capacity under our credit facility was $666.9 million. In accordance with U.S. GAAP, we have classified the borrowings under the Revolving Credit Facility as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028. Our balances under the Revolving Credit Facility fluctuate from year to year depending on working capital needs.
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
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(600.9) million and $(545.0) million for the three months ended March 31, 2026 and 2025, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Three Months Ended March 31,
	2026	2025
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes (GAAP)	$(81.0)	$58.2
Restructuring and other charges (income), non-cash commercial actions for India held for sale business and depreciation and amortization	153.1	61.5
Change in trade receivables, net (1)	(79.7)	19.5
Change in guarantees of vendor financing	(8.7)	(12.1)
Change in advance payments from customers (2)	(256.8)	(452.0)
Change in accrued customer rebates (3)	70.0	77.9
Change in inventories (4)	(82.5)	(164.9)
Change in accounts payable (5)	(128.2)	46.1
Change in all other operating assets and liabilities (6)	(77.3)	(61.9)
Restructuring and other spending (7)	(66.4)	(57.2)
Environmental spending, continuing, net of recoveries (8)	(9.5)	(6.2)
Pension and other postretirement benefit contributions (9)	(3.9)	(1.3)
Net interest payments (10)	(22.9)	(15.4)
Tax payments, net of refunds (11)	(7.1)	(37.2)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(600.9)	$(545.0)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2026 was driven by timing of collections as well as the timing of the application of advance payments as compared to prior year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.
(2)Advance payments are primarily within North America and these payments are received in the fourth quarter of each year and recorded as deferred revenue on the balance sheet at December 31. Revenue associated with advance payments is recognized, generally in the first half of each year, as shipments are made and transfer of control to the customer takes place. The change in cash flows during 2026 was driven by the timing of the application of advance payments as compared to prior year.
(3)These rebates are primarily associated within North America, and to a lesser extent Brazil, and in North America generally settle in the fourth quarter of each year given the end of the respective crop cycle.
(4)Changes in inventory reflect the inventory build required in each period to meet projected demand.
(5)The 2026 change in cash flows was driven by the timing of payments made to suppliers and vendors. As of March 31, 2026, approximately 100% of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criterion.
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
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the three months ended March 31, 2026 and 2025.
(10)Cash paid for interest, net was higher during 2026 primarily due to higher domestic long-term balances and rates as a result of the Subordinated Notes offering completed in May 2025.
(11)The change in net tax payments year over year primarily relates to Brazil and Mexico.

Cash provided (required) by operating activities of discontinued operations was $(15.7) million and $(13.3) million for the three months ended March 31, 2026 and 2025, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(16.2) million and $(38.0) million for the three months ended March 31, 2026 and 2025, respectively.
Cash required by investing activities of continuing operations decreased during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to timing of payments related to capital expenditures.
Cash provided (required) by financing activities of continuing operations was $442.3 million and $552.1 million for the three months ended March 31, 2026 and 2025, respectively.
Cash provided by financing activities of continuing operations decreased during the three months ended March 31, 2026, compared to the same period in the prior year primarily due to the change in our short-term borrowings during each period. In the first quarter of 2026, borrowings under the Revolving Credit Facility increased compared to the prior-year end. However, in the first quarter of 2025, there was a larger increase in commercial paper borrowings to support our working capital build. Our cash flows provided by financing activities also decreased due to the reduction in our quarterly dividend, which was part of a broader response to the challenges the company is facing and to further prioritize debt reduction. There were no share repurchases during the three months ended March 31, 2026 and 2025 under the publicly announced program.

Free Cash Flow (Non-GAAP)
We define free cash flow, a non-GAAP financial measure, as all cash inflows and outflows excluding those related to financing activities (such as debt repayments, dividends, and share repurchases) and acquisition related investing activities. Additionally, in 2026, free cash flow will exclude the proceeds, net of transaction costs, from the sale of our India held for sale business. Therefore, our calculation of free cash flow will almost always result in a lower amount than cash from operating activities from continuing operations, the most directly comparable U.S. GAAP measure. However, the free cash flow measure is consistent with management's assessment of operating cash flow performance and we believe it provides a useful basis for investors and securities analysts about the cash generated by routine business operations, including capital expenditures, in addition to assessing our ability to repay debt, fund acquisitions including cost and equity method investments, and return capital to shareholders through share repurchases and dividends.
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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Three Months Ended March 31,
	2026	2025
Cash provided (required) by operating activities of continuing operations (GAAP) (1)	$(600.9)	$(545.0)

Capital expenditures (2)	(16.6)	(31.6)
Other investing activities (2)	0.8	(5.8)
Capital additions and other investing activities	$(15.8)	$(37.4)

Cash provided (required) by operating activities of discontinued operations(3)	(15.7)	(13.3)
Divestiture transaction costs (3)	4.3	—
Free cash flow (non-GAAP) (4)	$(628.1)	$(595.7)
___________________
(1)The three months ended March 31, 2026 includes cash payments of $66.4 million primarily for restructuring activities related to the Project Focus transformation program as well as Project Foundation. The three months ended March 31, 2025 includes cash payments of $55.7 million for Project Focus.
(2)Components of cash provided (required) by investing activities of continuing operations. Refer to the below discussion for further details.
(3)Represents third party provider costs associated with the expected sale of our India commercial business. Proceeds from the sale of our India commercial business anticipated in 2026 will be excluded from free cash flow when received. Therefore, we have also excluded the related transaction costs from free cash flow.
(4)Refer to the above discussion for further details.

2026 Cash Flow Outlook
Our cash needs for 2026 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed Revolving Credit Facility. At March 31, 2026, our remaining borrowing capacity under our credit facility was $666.9 million.
We expect 2026 cash provided (required) by operating activities of continuing operations and free cash flow (non-GAAP) to increase primarily due to lower cash taxes and improved working capital performance, including other assets and liabilities, partially offset by lower Adjusted EBITDA and higher restructuring spending. We also expect the proceeds from the anticipated completion of the sale of our India commercial business to be used to pay down debt.
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
Total projected 2026 environmental spending, inclusive of sites accounted for within both continuing operations and discontinued sites, is expected to be in the range of approximately $90 million to $110 million.
Restructuring and asset retirement obligations
We expect to make payments of approximately $130 million to $155 million in 2026, which primarily relates to Project Foundation and Project Focus activities. As previously noted in the section titled "Results of Operations," we expect to incur approximately $560 million to $635 million of pre-tax restructuring charges in connection with Project Foundation in total over the life of the program. This includes $420 million to $440 million of non-cash asset write-off charges. We expect cash payments of approximately $65 million during 2026 in connection with Project Foundation. We have implemented substantially all the activities associated with Project Focus. However, we expect cash payments of approximately $63 million during 2026 for Project Focus. During the three months ended March 31, 2026, we made cash payments of $54.6 million, which primarily include the cash payments required in association with contract abandonment activities executed under the program.
Capital additions and other investing activities
Projected 2026 capital expenditures are expected to be in the range of approximately $90 million to $110 million. The spending is mainly driven by investments for our new products.
Share repurchases
Except for purchases associated with our equity compensation plans, we have not made any share repurchases during the three months ended March 31, 2026 and we do not anticipate any share repurchases during 2026 in compliance with the amendment to the Company's credit agreement. See Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities for additional information regarding the Company's publicly announced repurchased program authorized in February 2022.

Dividends
During the three months ended March 31, 2026 and March 31, 2025, we paid dividends of $10.0 million and $72.7 million, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On April 16, 2026, we paid dividends totaling $10.0 million to our shareholders of record as of March 31, 2026. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. The company has a long history of returning cash to shareholders and will continue to evaluate its capital allocation on an ongoing basis. Increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2025 can be found within Part II, Item 7 of our 2025 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2026.
Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2025 Form 10-K.
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
At March 31, 2026, our financial instrument position was a net asset of $10.0 million compared to a net liability of $9.5 million at December 31, 2025. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2026 and December 31, 2025, with all other variables (including interest rates) held constant. As of March 31, 2026 and December 31, 2025, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2026 and December 31, 2025, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at March 31, 2026	$10.0	$(57.9)	$58.0

Net asset (liability) position at December 31, 2025	$(9.5)	$(69.9)	$22.7
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2026 and December 31, 2025, we had no outstanding interest rate swap contracts, and, as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at March 31, 2026, is composed of 74 percent fixed-rate debt and 26 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2026, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $2.9 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.9 million for the three months ended March 31, 2026.

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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected or are reasonably likely to materially affect our internal control over financing reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2025 Form 10-K, see Notes 11 and 18 to the consolidated financial statements as well as Note 18 included within this Form 10-Q.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 2026	4,566	$15.37	—	$—	$825,000,142
February 2026	56,837	14.61	—	—	825,000,142
March 2026	956	14.15	—	—	825,000,142
Total Q1 2026	62,359	$14.66	—	$—	$825,000,142
___________________
(1)    Consists of shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares until December 31, 2028, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the three months ended March 31, 2026. At March 31, 2026, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2026, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.

ITEM 6.    EXHIBITS

*3.1	Certificate of Amendment to Restated Certificate of Incorporation, effective as of April 29, 2026 (Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2026)

*3.2	Amended and Restated By-Laws of FMC Corporation as of April 28, 2026 (Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2026)

*10.1
Amendment No. 6, dated as of April 16, 2026, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, each lender and issuing bank party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on the Form 8-K filed on April 20, 2026)

*10.2	FMC Corporation 2026 Incentive Stock Plan (Exhibit 99.1 to the Registration Statement under The Securities Act of 1933 on Form S-8 filed on February 4, 2026).

*10.2a
Form of Employee Performance-Based Stock Unit Award Agreement under the FMC Corporation 2026 Incentive Stock Plan (Total Shareholder Return Metric) (used starting with 2026 awards) (Exhibit 10.19a to the Annual Report on Form 10-K Filed on February 27, 2026)

*10.2b
Form of Employee Performance-Based Stock Unit Award Agreement under the FMC Corporation 2026 Incentive Stock Plan (Return on Invested Capital Metric) (used starting with 2026 awards) (Exhibit 10.19b to the Annual Report on Form 10-K Filed on February 27, 2026)

*10.2c
Form of Employee Performance-Based Stock Unit Award Agreement under the FMC Corporation 2026 Incentive Stock Plan (Return on Invested Capital Metric) (used starting with 2026 awards) (Exhibit 10.19c to the Annual Report on Form 10-K Filed on February 27, 2026)

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
Date: April 30, 2026