Form 10-Q
period 2026-06-30
FMC CORP
filed 2026-07-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of June 30, 2026, there were 125,226,839 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In millions, except per share data)	(unaudited)		(unaudited)
Revenue	$867.1	$1,050.5	$1,625.7	$1,841.9
Costs and Expenses
Costs of sales and services	525.0	644.2	1,037.0	1,118.9
Gross margin	$342.1	$406.3	$588.7	$723.0
Selling, general and administrative expenses	179.1	176.8	364.2	348.8
Research and development expenses	60.4	66.4	125.9	135.1
Restructuring and other charges (income)	222.3	36.7	299.3	54.5
Total costs and expenses	$986.8	$924.1	$1,826.4	$1,657.3
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	$(119.7)	$126.4	$(200.7)	$184.6
Non-operating pension, postretirement and other charges (income)	3.3	6.6	6.7	9.8
Interest expense, net	71.3	61.0	136.1	111.1
Income (loss) from continuing operations before income taxes	$(194.3)	$58.8	$(343.5)	$63.7
Provision (benefit) for income taxes	(1.5)	14.4	110.6	27.9
Income (loss) from continuing operations	$(192.8)	$44.4	$(454.1)	$35.8
Discontinued operations, net of income taxes	6.5	23.4	(13.4)	16.4
Net income (loss)	$(186.3)	$67.8	$(467.5)	$52.2
Less: Net income (loss) attributable to noncontrolling interests	0.3	1.1	0.4	1.0
Net income (loss) attributable to FMC stockholders	$(186.6)	$66.7	$(467.9)	$51.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(193.1)	$43.3	$(454.5)	$34.8
Discontinued operations, net of income taxes	6.5	23.4	(13.4)	16.4
Net income (loss) attributable to FMC stockholders	$(186.6)	$66.7	$(467.9)	$51.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.54)	$0.34	$(3.62)	$0.28
Discontinued operations	0.05	0.19	(0.11)	0.13
Net income (loss) attributable to FMC stockholders	$(1.49)	$0.53	$(3.73)	$0.41
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.54)	$0.34	$(3.62)	$0.28
Discontinued operations	0.05	0.19	(0.11)	0.13
Net income (loss) attributable to FMC stockholders	$(1.49)	$0.53	$(3.73)	$0.41
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In millions)	(unaudited)		(unaudited)
Net income (loss)	$(186.3)	$67.8	$(467.5)	$52.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$(3.1)	$33.6	$32.8	$40.3
Total foreign currency adjustments (1)	$(3.1)	$33.6	$32.8	$40.3
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax benefit (expense) of $(1.5) and $(0.5) for the three and six months ended June 30, 2026, respectively and $5.5 and $11.8 for the three and six months ended June 30, 2025, respectively	$9.4	$(20.0)	$11.9	$(36.7)
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax expense (benefit) of $2.2 and $3.0 for the three and six months ended June 30, 2026, respectively and $2.0 and $1.1 for the three and six months ended June 30, 2025, respectively (2)	(5.2)	(4.5)	(6.9)	(1.2)
Total derivative instruments, net of tax benefit (expense) of $0.7 and $2.5 for the three and six months ended June 30, 2026, respectively and $7.5 and $12.9 for the three and six months ended June 30, 2025, respectively	$4.2	$(24.5)	$5.0	$(37.9)
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax benefit (expense) of zero for each of the three and six months ended June 30, 2026 and 2025, respectively	$(0.1)	$—	$(0.2)	$—
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax expense (benefit) of $(0.7) and $(1.5) for the three and six months ended June 30, 2026, respectively and $(0.6) and $(1.2) for the three and six months ended June 30, 2025, respectively (2)	2.7	2.7	5.9	5.2
Total pension and other postretirement benefits, net of tax benefit (expense) of $(0.7) and $(1.5) for the three and six months ended June 30, 2026, respectively and $(0.6) and $(1.2) for the three and six months ended June 30, 2025, respectively	$2.6	$2.7	$5.7	$5.2
Other comprehensive income (loss), net of tax	$3.7	$11.8	$43.5	$7.6
Comprehensive income (loss)	$(182.6)	$79.6	$(424.0)	$59.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(0.5)	1.5	(0.1)	1.7
Comprehensive income (loss) attributable to FMC stockholders	$(182.1)	$78.1	$(423.9)	$58.1
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value data)	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$476.6	$584.5
Trade receivables, net of allowance of $45.6 in 2026 and $43.3 in 2025	2,070.5	2,062.0
Inventories	1,209.3	1,219.6
Prepaid and other current assets	570.7	481.2
Assets held for sale	401.6	611.7
Total current assets	$4,728.7	$4,959.0
Investments	20.9	20.4
Property, plant and equipment, net	554.7	707.4
Other intangibles, net	2,307.9	2,361.8
Other assets including long-term receivables, net	398.3	423.0
Deferred income taxes	1,134.3	1,215.6
Total assets	$9,144.8	$9,687.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$326.3	$1,305.1
Accounts payable, trade and other	657.8	771.0
Advance payments from customers	35.5	453.1
Accrued and other liabilities	606.8	574.0
Accrued customer rebates	632.4	417.4
Guarantees of vendor financing	39.6	45.7
Accrued pension and other postretirement benefits, current	3.3	3.3
Income taxes	43.1	24.0
Liabilities held for sale	34.6	161.7
Total current liabilities	$2,379.4	$3,755.3
Long-term debt, less current portion	3,954.3	2,769.8
Accrued pension and other postretirement benefits, long-term	16.6	21.0
Environmental liabilities, continuing and discontinued	562.9	600.4
Deferred income taxes	50.4	54.1
Other long-term liabilities	520.1	387.7
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2026 or 2025	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2026 and 2025; 185,983,792 shares issued in 2026 and 2025	18.6	18.6
Capital in excess of par value of common stock	976.4	972.0
Retained earnings	3,682.0	4,170.1
Accumulated other comprehensive income (loss)	(324.7)	(368.7)
Treasury stock, common, at cost, 60,756,953 shares in 2026 and 61,049,736 shares in 2025	(2,715.5)	(2,720.5)
Total FMC stockholders’ equity	$1,636.8	$2,071.5
Noncontrolling interests	24.3	27.4
Total equity	$1,661.1	$2,098.9
Total liabilities and equity	$9,144.8	$9,687.2
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
(In millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(467.5)	$52.2
Discontinued operations, net of income taxes	13.4	(16.4)
Income (loss) from continuing operations	$(454.1)	$35.8
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$83.1	$87.1
Restructuring and other charges (income)	299.3	54.5
Non-cash adjustments for India held for sale business	43.0	—
Deferred income taxes	86.2	22.4
Pension and other postretirement benefits	7.1	7.3
Share-based compensation	10.7	11.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	79.4	(146.3)
Guarantees of vendor financing	(6.1)	(24.0)
Advance payments from customers	(417.6)	(453.8)
Accrued customer rebates	220.8	304.5
Inventories	(71.2)	(165.5)
Accounts payable, trade and other	(111.7)	130.5
Income taxes	(14.3)	(122.2)
Pension and other postretirement benefit contributions	(4.9)	(2.0)
Environmental spending, continuing, net of recoveries	(19.1)	(16.2)
Restructuring and other spending (1)	(92.5)	(72.9)
Change in other operating assets and liabilities, net (2)	124.0	(129.4)
Cash provided (required) by operating activities of continuing operations	$(237.9)	$(479.1)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(15.1)	$(13.8)
Other discontinued spending	(19.2)	(15.9)
Cash provided (required) by operating activities of discontinued operations	$(34.3)	$(29.7)
____________________
(1)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the six months ended June 30, 2026 includes spending of $13.7 million primarily in connection with the India held for sale business. For additional detail on restructuring and other charges activities, see Note 8.
(2)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities. The change during the six months ended June 30, 2026 includes $200.0 million of cash received as an initial prepurchase payment in connection with the licensing agreement for rimisoxafen entered into in June 2026. For more details on the transaction, refer to Note 3.

The accompanying Notes are an integral part of these consolidated financial statements.
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2026	2025
(In millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(21.9)	$(46.6)
Acquisitions, including cost and equity method, net	(0.5)	(2.1)
Proceeds from (disbursements for) the sale of the GSS business	(0.2)	(2.1)
Other investing activities	12.6	(0.6)
Cash provided (required) by investing activities of continuing operations	$(10.0)	$(51.4)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$(478.9)	$548.7
Financing fees and premiums (4)	(17.8)	(14.6)
Repayments of long-term debt	(500.0)	(500.1)
Proceeds from borrowing of long-term debt	1,200.0	750.0
Acquisition of noncontrolling interest	—	(8.6)
Issuances of common stock, net	—	0.2
Distributions to minority partners	(3.0)	—
Dividends paid (3)	(20.2)	(145.5)
Other repurchases of common stock	(1.2)	(1.4)
Cash provided (required) by financing activities of continuing operations	$178.9	$628.7
Effect of exchange rate changes on cash and cash equivalents	(4.6)	12.4
Increase (decrease) in cash and cash equivalents	$(107.9)	$80.9
Cash and cash equivalents, beginning of period	$584.5	$357.3
Cash and cash equivalents, end of period	$476.6	$438.2
____________________
(3)See Note 13 regarding the quarterly cash dividend.
(4)Includes the make-whole premium paid in connection with the early redemption of certain debt instruments during the six months ended June 30, 2025.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $133.2 million and $108.4 million, and income taxes paid, net of refunds were $28.0 million and $126.3 million for the six months ended June 30, 2026 and 2025, respectively. Non-cash additions to property, plant and equipment and other assets were $3.6 million and $16.6 million for the six months ended June 30, 2026 and 2025, respectively. Non-cash investing activities include a $6.1 million and $7.9 million investment representing the deferred purchase price in a trade receivables securitization program for the six months ended June 30, 2026 and 2025, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(In millions, except per share data)	Common stock, $0.10 par value	Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total equity
Balance at December 31, 2025	$18.6	$972.0	$4,170.1	$(368.7)	$(2,720.5)	$27.4	$2,098.9
Net income (loss)	—	—	(281.3)	—	—	0.1	(281.2)
Stock compensation plans	—	0.3	—	—	2.7	—	3.0
Shares for benefit plan trust	—	—	—	—	0.3	—	0.3
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.1	—	—	3.1
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	0.8	—	—	0.8
Foreign currency translation adjustments (1)	—	—	—	35.6	—	0.3	35.9
Dividends ($0.08 per share)	—	—	(10.0)	—	—	—	(10.0)
Repurchases of common stock	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2026	$18.6	$972.3	$3,878.8	$(329.2)	$(2,718.4)	$27.8	$1,849.9
Net income (loss)	—	—	(186.6)	—	—	0.3	(186.3)
Stock compensation plans	—	4.1	—	—	3.6	—	7.7
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.6	—	—	2.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	4.2	—	—	4.2
Foreign currency translation adjustments (1)	—	—	—	(2.3)	—	(0.8)	(3.1)
Dividends ($0.08 per share)	—	—	(10.2)	—	—	—	(10.2)
Repurchases of common stock	—	—	—	—	(0.7)	—	(0.7)
Distributions to noncontrolling interests	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2026	$18.6	$976.4	$3,682.0	$(324.7)	$(2,715.5)	$24.3	$1,661.1
___________________________________
(1)See consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(In millions, except per share data)	Common stock, $0.10 par value	Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total equity
Balance at December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(15.5)	—	—	(0.1)	(15.6)
Stock compensation plans	—	2.9	—	—	1.6	—	4.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(13.4)	—	—	(13.4)
Foreign currency translation adjustments (1)	—	—	—	6.4	—	0.3	6.7
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Repurchases of common stock	—	—	—	—	(1.4)	—	(1.4)
Acquisitions to noncontrolling interest (2)	—	(15.7)	—	—	—	8.1	(7.6)
Balance at March 31, 2025	$18.6	$953.7	$6,549.2	$(415.1)	$(2,724.4)	$29.6	$4,411.6
Net income (loss)	—	—	66.7	—	—	1.1	67.8
Stock compensation plans	—	6.9	—	—	—	—	6.9
Shares for benefit plan trust	—	—	—	—	3.8	—	3.8
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.7	—	—	2.7
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(24.5)	—	—	(24.5)
Foreign currency translation adjustments (1)	—	—	—	33.2	—	0.4	33.6
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Acquisitions to noncontrolling interest (2)	—	(1.0)	—	—	—	—	(1.0)
Balance at June 30, 2025	$18.6	$959.6	$6,543.1	$(403.7)	$(2,720.6)	$31.1	$4,428.1
___________________________________
(1)See consolidated statements of comprehensive income (loss).

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited)
Note 1: Financial Information and Accounting Policies
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our statements of results of operations for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025, changes in equity for the three and six months ended June 30, 2026 and 2025, and our financial positions as of June 30, 2026 and December 31, 2025. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of December 31, 2025 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2025 (the "2025 Form 10-K").
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. In May 2026, the Company announced that it has signed a definitive agreement to sell the India commercial business to Crystal Crop Protection Limited for consideration of $252 million, subject to customary adjustments for cash, debt and working capital. The Company will continue to receive all cash generated from the ongoing operation of the India business until closing, primarily through monetization of working capital, and the sale is expected to close during 2026. The assets related to this business have been classified as held for sale since the third quarter of 2025. The business does not qualify for recognition as discontinued operations and will continue to be presented in the Company’s reported GAAP results until a transaction is completed.
Following entry into the definitive agreement, we evaluated the remaining carrying value of the net assets associated with the business. The carrying value of the India held for sale business decreased from $450.0 million as of December 31, 2025 to $350.0 million as of June 30, 2026. The difference between the adjusted carrying value and the estimated fair value, less costs to sell, was recorded as an asset impairment of $43.6 million during the six months ended June 30, 2026, reflected within the Restructuring and other charges line item on the consolidated statement of income (loss). In addition to the asset impairment charge recorded during the period, we also recognized receivable collections during the period that reduced the remaining carrying value of the net assets identified for sale. The carrying value of the held for sale business is comprised of $367.0 million of net assets held for sale as presented on the consolidated balance sheet and a gain of $17.0 million related to foreign currency translation in connection with the assets identified for disposal. The foreign currency translation gains are recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet and will be reclassified to the consolidated statement of income (loss) upon close of the sale.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The table below summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet:

(in millions)	June 30, 2026
Trade receivables, net of allowance of $3.4 million	$132.4
Inventories	243.4
Prepaid and other current assets	87.2
Property, plant and equipment, net	6.2
Goodwill	163.1
Other assets	7.7
Impairment on assets held for sale	(238.4)
Assets held for sale	$401.6

Accounts payable, trade and other	$6.7
Accrued and other liabilities	9.4
Accrued customer rebates	18.5
Liabilities held for sale	$34.6
Net assets held for sale	$367.0
Accumulated foreign currency translation losses (gains)	(17.0)
Carrying value of India held for sale business	$350.0
Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to require disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements. The standard is effective for FMC beginning with the Form 10-K for the year ended December 31, 2027, and early adoption is permitted. The guidance is required to be applied prospectively and amendments in the ASU may be applied prospectively or retrospectively. We are currently evaluating the impact this standard will have on our disclosures.
Note 3: Revenue Recognition
Disaggregation of revenue
We disaggregate revenue from contracts with customers by geographical areas and major product categories. We have three major agricultural product categories: insecticides, herbicides, and fungicides. Plant health, which includes biological products, is also included in the below table.
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
North America	$248.8	$320.9	$446.4	$507.3
Latin America	277.9	310.4	454.9	517.2
Europe, Middle East & Africa (EMEA)	214.1	260.4	521.0	533.2
Asia	126.3	158.8	203.4	284.2
Total Revenue	$867.1	$1,050.5	$1,625.7	$1,841.9

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The following table provides information about disaggregated revenue by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Insecticides	$423.5	$525.3	$764.1	$928.0
Herbicides	318.2	376.0	631.9	648.2
Fungicides	88.4	80.4	144.2	133.1
Plant Health	36.3	44.9	84.1	90.1
Other	0.7	23.9	1.4	42.5
Total Revenue	$867.1	$1,050.5	$1,625.7	$1,841.9
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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of June 30, 2026	Balance as of December 31, 2025	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$2,121.4	$2,137.1	$(15.7)
Contract liabilities: Advance payments from customers (2)	235.5	453.1	(217.6)
____________________
(1)Amount includes $2,070.5 million of trade receivables and $50.9 million of net long-term customer receivables as of June 30, 2026. See Note 5 for more information.
(2)Amount includes $35.5 million of short-term advance payments from customers and $200.0 million of long-term advance payments from customers as of June 30, 2026. The long-term advance payments from customers includes the deferred revenue recognized in connection with the licensing agreement discussed further below and recorded in Other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in the six months ended June 30, 2026 that was included in the opening contract liability balance is $417.6 million.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In June 2026, we entered into a co-exclusive strategic supply and license agreement with Corteva, Inc. Under the terms of the agreement, which extends through the next decade, FMC retains all rights of ownership to rimisoxafen and will supply Corteva, Inc. with the active ingredient. Both companies will develop and commercialize their own exclusive premix formulations for the corn and soybean markets across North and South America, while FMC will continue to develop additional rimisoxafen-based products for other crops and geographies globally. In connection with the closing of the transaction, Corteva made an initial prepurchase cash payment of $200.0 million for rimisoxafen to be supplied by FMC, which was recognized as deferred revenue and was included in Other long-term liabilities on the consolidated balance sheet as of June 30, 2026.
We periodically enter into prepayment arrangements with customers and receive advance payments for product to be delivered in future periods. We recognize these prepayments as a liability under Advance payments from customers on the consolidated balance sheets when they are received. Revenue associated with advance payments is recognized as shipments are made and transfer of control to the customer takes place.
Note 4: Intangible Assets
Our intangible assets consist of the following:

	June 30, 2026			December 31, 2025
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,146.3	$(558.5)	$587.8	$1,155.4	$(534.8)	$620.6
Patents	0.6	(0.6)	—	0.6	(0.6)	—
Brands (1)	70.0	(35.1)	34.9	68.2	(29.1)	39.1
Purchased and licensed technologies	134.0	(61.7)	72.3	136.8	(57.9)	78.9
Other intangibles	2.4	(1.9)	0.5	2.4	(1.9)	0.5
	$1,353.3	$(657.8)	$695.5	$1,363.4	$(624.3)	$739.1

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$1,241.3		$1,241.3	$1,241.3		$1,241.3
Brands (1)	359.4		359.4	369.3		369.3
In-process research & development	11.7		11.7	12.1		12.1
	$1,612.4		$1,612.4	$1,622.7		$1,622.7
Total intangible assets	$2,965.7	$(657.8)	$2,307.9	$2,986.1	$(624.3)	$2,361.8
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Amortization expense	$18.7	$18.2	$37.4	$36.4
The full year estimated pre-tax amortization expense for the year ended December 31, 2026 and each of the succeeding five years is approximately $72.4 million, $71.5 million, $71.3 million, $68.6 million, $66.2 million, and $64.4 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2024	$39.4
Additions - charged to expense	8.5
Transfer from (to) allowance for credit losses (see below)	(0.4)
Net recoveries, write-offs and other	(0.5)
India held for sale (See Note 1)	(3.7)
Balance, December 31, 2025	$43.3
Additions - charged (credited) to expense	1.6
Transfer from (to) allowance for credit losses (see below)	(0.5)
Net recoveries, write-offs and other	0.9
India held for sale (See Note 1)	0.3
Balance, June 30, 2026	$45.6
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $50.9 million as of June 30, 2026. These long-term customer receivable balances and the corresponding allowance are included in Other assets including long-term receivables, net on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2024	$21.3
Additions - charged (credited) to expense	9.0
Transfer from (to) allowance for doubtful accounts (see above)	0.4
Foreign currency adjustments	1.2
Net recoveries, write-offs and other	(0.4)
Balance, December 31, 2025	$31.5
Additions - charged (credited) to expense(1)	74.1
Transfer from (to) allowance for doubtful accounts (see above)	0.5
Foreign currency adjustments	0.2
Net recoveries, write-offs and other (1)	(70.7)
Balance, June 30, 2026	$35.6
____________________
(1)Includes the charge and write-off of approximately $70.6 million of certain receivables due to a change in our commercial strategy in Latin America, recorded in connection with Project Foundation. The charge was recorded as a component of Restructuring and other charges (income) on the consolidated statement of income (loss). Refer to Note 8 for further information.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Receivables Securitization Facility:
FMC participates in certain trade receivables securitization programs, primarily impacting our Brazilian operations. On a revolving basis, FMC may sell certain trade receivables into the facilities in exchange for cash. A portion of the total receivables sold are deferred as an asset within Other assets including long-term receivables, net as presented on our consolidated balance sheets representing FMC’s beneficial interest in the securitization funds.
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
There were $96.4 million and $85.1 million in receivables sold under the securitization programs during the six months ended June 30, 2026 and 2025, respectively. A charge of $12.0 million and $5.1 million associated with the transfer of these financial assets is included as a component within Selling, general and administrative expenses during the six months ended June 30, 2026 and 2025, respectively.
As part of funding our interest for all outstanding arrangements under the securitization programs, approximately $34.2 million of the receivables sold are retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. This asset is within Other assets including long-term receivables, net on the consolidated balance sheets.
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables originate.
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within Selling, general and administrative expenses on the consolidated statements of income (loss) and has been immaterial during each reporting period. Non-recourse factoring was $68.2 million and $206.2 million during the six months ended June 30, 2026 and 2025, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	June 30, 2026	December 31, 2025
Finished goods	$444.2	$482.6
Work in process	597.7	552.7
Raw materials, supplies and other	167.4	184.3
Net inventories	$1,209.3	$1,219.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2026	December 31, 2025
Property, plant and equipment	$1,599.5	$1,602.6
Accumulated depreciation	(1,044.8)	(895.2)
Property, plant and equipment, net	$554.7	$707.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Restructuring charges	$139.5	$13.0	$234.0	$26.6
Other charges (income), net	82.8	23.7	65.3	27.9
Total restructuring and other charges (income)	$222.3	$36.7	$299.3	$54.5
Restructuring charges
For detail on restructuring activities that commenced prior to 2026, see Note 7 to our consolidated financial statements included within our 2025 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$0.2	$2.7	$—	$2.9
Project Foundation	5.3	(3.0)	134.2	136.5
Other items	—	0.1	—	0.1
Three Months Ended June 30, 2026	$5.5	$(0.2)	$134.2	$139.5

Project Focus	$5.4	$4.9	$2.5	$12.8
Other items	—	0.2	—	0.2
Three Months Ended June 30, 2025	$5.4	$5.1	$2.5	$13.0

Project Focus	$0.5	$6.7	$—	$7.2
Project Foundation	11.5	16.2	198.9	226.6
Other items	—	0.2	—	0.2
Six Months Ended June 30, 2026	$12.0	$23.1	$198.9	$234.0

Project Focus	$9.6	$11.5	$5.6	$26.7
Other items	(0.4)	0.3	—	(0.1)
Six Months Ended June 30, 2025	$9.2	$11.8	$5.6	$26.6
____________________
(1)Other charges primarily third-party costs associated with various restructuring activities. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
(2)Primarily represents asset write-offs (recoveries), including the write-off of certain receivables as discussed further below, and accelerated depreciation and impairment charges on long-lived assets which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, are also included within the asset disposal charges.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Project Foundation
In December 2025, the Board of Directors approved management’s comprehensive plan, referred to as Project Foundation, to further optimize FMC’s cost structure and organizational operations. A key component of this initiative is the Manufacturing Restructuring Program, which focuses on redesigning FMC’s manufacturing footprint. This includes exiting certain high-cost active ingredient and formulation plants and transitioning production to lower-cost sources. During the six months ended June 30, 2026, we incurred non-cash asset write-off and accelerated depreciation costs of $128.3 million primarily associated with the planned exit of certain production activities. As part of the broader strategic shift under Project Foundation, we plan to focus on increased direct engagement with growers in Latin America. The transition to this commercial model led to the realignment of certain customer relationships in Latin America, which resulted in additional non-cash write-offs of approximately $70.6 million of long-term receivables during the six months ended June 30, 2026. We also incurred severance and employee separation costs of $11.5 million and other miscellaneous charges of $16.2 million, which include contract exit costs and professional service provider costs. The remaining amounts will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude write-offs of fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at December 31, 2025 (5)	Change in reserves (4)	Cash payments	Other (5)	Balance at June 30, 2026 (5)
Project Focus (1)	$106.2	$7.2	$(58.8)	$(0.1)	$54.5
Project Foundation (2)	1.8	41.2	(19.9)	(0.2)	22.9
DuPont Crop restructuring (3)	2.9	—	—	—	2.9
Other workforce related and facility shutdowns (4)	0.7	0.1	(0.1)	—	0.7
Total	$111.6	$48.5	$(78.8)	$(0.3)	$81.0
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
(4)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(5)Included in Accrued and other liabilities and Other long-term liabilities on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Environmental charges, net	$5.4	$7.4	$9.3	$10.9
India held for sale business	74.3	—	56.6	—
Furadan® product exit	—	11.9	—	11.9
Other items, net	3.1	4.4	(0.6)	5.1
Other charges (income), net	$82.8	$23.7	$65.3	$27.9
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
India held for sale business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. In May 2026, the Company announced that it has signed a definitive agreement to sell the India commercial business to Crystal Crop Protection Limited for consideration of $252 million, subject to customary adjustments for cash, debt and working capital. The assets related to this business have been classified as held for sale since the third quarter of 2025. During the six months ended June 30, 2026, we recorded an impairment charge of $43.6 million to record the assets at the estimated fair value, less costs to sell and we also incurred $13.0 million in charges for third party provider costs in connection with preparing the India business for sale. Refer to Note 1 for further details on the India held for sale business.
Note 9: Debt
Debt maturing within one year:

(in Millions)	June 30, 2026	December 31, 2025
Short-term foreign debt (1)	$66.5	$76.5
Revolving Credit Facility (2)	250.5	643.0
Total short-term debt	$317.0	$719.5
Current portion of long-term debt	9.3	585.6
Total short-term debt and current portion of long-term debt	$326.3	$1,305.1
____________________
(1)At June 30, 2026, the average effective interest rate on the borrowings was 12.8 percent.
(2)At June 30, 2026, the average effective interest rate on the borrowings was 5.9 percent.

Revolving Credit Facility
The Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022 (the "Revolving Credit Facility") allows the Company to borrow up to $2 billion, with the option to increase the capacity of the facility up to $2.75 billion. As of June 30, 2026, borrowings under the Revolving Credit Facility were $250.5 million. In accordance with U.S. GAAP, we have classified the borrowings as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028.
Letters of credit outstanding under the Revolving Credit Facility totaled $188.6 million and available funds under this facility were $1,560.9 million at June 30, 2026.
Long-term debt:

(in Millions)	June 30, 2026
	Interest Rate Percentage	Maturity Date	June 30, 2026	December 31, 2025
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 in each period)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.3 and $1.4, respectively)	3.5% - 6.4%	2029 - 2053	1,998.7	2,498.6
Senior Secured Notes	8.0%	2031	1,200.0	—
Subordinated Notes	8.45%	2055	750.0	750.0
Foreign debt	12.3%	2026	9.3	86.0
Debt issuance cost			(44.3)	(29.1)
Total long-term debt			$3,963.6	$3,355.4
Less: debt maturing within one year			9.3	585.6
Total long-term debt, less current portion			$3,954.3	$2,769.8

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Senior Secured Notes
On June 5, 2026 the Company completed a private offering of $1.2 billion aggregate principal amount of 8.000% Senior Secured Notes due 2031 (the “Senior Secured Notes”). The Company used the net proceeds from this offering to redeem $500 million of the senior notes due October 1, 2026, repay outstanding borrowings under the Revolving Credit Facility, and for general corporate purposes including the repayment of other debt. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by various subsidiaries of the Company organized under the laws of the United States, Switzerland, the Netherlands, Canada and Singapore (the “Subsidiary Guarantors”). The Senior Secured Notes are secured by first-priority liens on (i) substantially all of the assets of the Company and the Subsidiary Guarantors organized under the laws of the United States, Canada and Switzerland, other than certain excluded property and (ii) all the equity interests held by the Subsidiary Guarantors organized under the laws of Singapore and the Netherlands in their respective subsidiaries. In connection with the Senior Secured Notes, the Company is also subject to certain covenants and restrictions, including customary events of default, limits on the ability to pay dividends, and incur additional indebtedness.
Revolving Credit Facility Amendment
Among other restrictions, the Revolving Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). In April 2026, the Company amended its credit agreement to modify the maximum leverage ratio and the minimum interest coverage ratio for certain quarters. As defined in Amendment No. 6 (the "April 2026 Amendment"), the maximum leverage ratio shall not be tested in the first three quarters of 2026 and is then increased to 6.75 through the period ending December 31, 2027. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended March 31, 2029. The April 2026 Amendment also lowers the minimum interest coverage ratio to 2.00 through the period ending June 30, 2027. The minimum interest coverage ratio will incrementally step up during the covenant relief period ending at 3.50 for the quarter ended March 31, 2029.
To secure the obligations under the Revolving Credit Facility, the Company designated certain of its subsidiaries as guarantors and granted security interests in certain assets and pledged certain equity interests of the Company and those certain subsidiaries. The April 2026 Amendment also makes certain modifications to the negative covenants on liens, fundamental changes, and indebtedness, and adds negative covenants on transfers of material assets and other items. Additionally, the April 2026 Amendment establishes a maximum secured leverage ratio (measured as the ratio of secured debt to adjusted earnings) of not more than 3.50 as of the last day of each quarter. In June 2026, the Company entered into Amendment No. 7 to amend the limitation on liens in the Revolving Credit Facility and release the security interests on certain collateral that were previously granted by the Company and certain of its subsidiaries as collateral to secure the obligations under the Revolving Credit Facility. Financing fees associated with these amendments were not material, have been deferred and will be recognized as interest expense over the life of the agreement.

The maximum leverage ratio was not tested for the four consecutive quarters ended June 30, 2026 in connection with the April 2026 Amendment. Our actual interest coverage for the four consecutive quarters ended June 30, 2026 was 2.78, which is above the minimum interest coverage of 2.00. Our actual maximum secured leverage ratio for the four consecutive quarters ended June 30, 2026 was 1.66, which is below the newly established maximum secured leverage ratio of 3.50. We were in compliance with all covenants at June 30, 2026.

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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $2.1 and $(2.1) for the three and six months ended June 30, 2026 respectively, and $(0.2) and $(0.3) for the three and six months ended June 30, 2025, respectively	$1.5	$1.6	$(2.8)	$1.5
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $0.5 and $1.1 for the three and six months ended June 30, 2026 respectively, and $0.9 and $1.4 for the three and six months ended June 30, 2025, respectively	(2.2)	(3.2)	(4.4)	(5.2)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $(1.9) and $1.7 for the three and six months ended June 30, 2026 respectively, and $(6.6) and $(5.3) for the three and six months ended June 30, 2025, respectively (1)	7.2	25.0	(6.2)	20.1
Discontinued operations, net of income taxes	$6.5	$23.4	$(13.4)	$16.4
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
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2025	$705.7	$(13.0)	$692.7
Provision (Benefit)	15.6	(0.3)	15.3
(Spending) Recoveries	(34.7)	—	(34.7)
Foreign currency translation adjustments	(3.4)	—	(3.4)
Net change	(22.5)	(0.3)	(22.8)
Total environmental reserves at June 30, 2026	$683.2	$(13.3)	$669.9

Environmental reserves, current (1)	$108.2	$(1.2)	$107.0
Environmental reserves, long-term (2)	575.0	(12.1)	562.9
Total environmental reserves at June 30, 2026	$683.2	$(13.3)	$669.9
____________________
(1)These amounts are included within Accrued and other liabilities on the consolidated balance sheets.
(2)These amounts are included in Environmental liabilities, continuing and discontinued on the consolidated balance sheets.
(3)These recorded recoveries represent probable realization of claims against U.S. government agencies and are recorded as an offset to our environmental reserves in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $273 million at June 30, 2026. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as Prepaid and other current assets and Other assets including long-term receivables, net in the consolidated balance sheets.

(in Millions)	December 31, 2025	Increase (Decrease) in recoveries	Cash received	June 30, 2026
Environmental recoveries	$6.6	$0.5	$(0.5)	$6.6
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Environmental provisions, net - recorded to liabilities (1)	$8.4	$11.7	$15.3	$17.8
Environmental provisions, net - recorded to assets (2)	(0.3)	(0.2)	(0.5)	(0.3)
Environmental provision, net	$8.1	$11.5	$14.8	$17.5

Continuing operations (3)	$5.4	$7.4	$9.3	$10.9
Discontinued operations (4)	2.7	4.1	5.5	6.6
Environmental provision, net	$8.1	$11.5	$14.8	$17.5
____________________
(1)See above roll forward of our total environmental reserves as presented on the consolidated balance sheets.
(2)See above roll forward of our total environmental recoveries as presented on the consolidated balance sheets.
(3)Recorded as a component of Restructuring and other charges (income) on the consolidated statements of income (loss). See Note 8. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
(4)Recorded as a component of Discontinued operations, net of income taxes on the consolidated statements of income (loss).
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Portland Harbor
FMC is listed as a potentially responsible party ("PRP") in the Portland Harbor Superfund Site ("Portland Harbor"), that consists of the river sediment and upland area of a 10-mile section of the Lower Willamette River in Portland, Oregon that runs through an industrialized area. FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this discontinued business. In connection with Portland Harbor, FMC and approximately 100 other parties are involved in a non-judicial allocation process to determine each party’s respective share percentage of the cleanup costs. The allocation process has been ongoing since November 2021 and, in June 2026, a draft allocation report was issued, which included an allocation that was in line with our expectations. A revised allocation report, which may result in different draft allocations for the involved PRPs, is expected to be issued in late 2026 under the current schedule. Because of the uncertainty related to the total cost of the remedy and the ongoing review process of the current allocation report, we are unable to reasonably estimate an amount for our potential exposure of loss at this time. As part of the Administrative Settlement Agreement and Order of Consent entered between FMC and Environmental Protection Agency ("EPA") for the remedial design for the area at and around FMC’s former operations, FMC plans to submit a design report later in 2026 to the EPA, which will include the proposed remedy for this area. This may result in FMC recording a charge for a probable and reasonably estimable amount, which could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and six months ended June 30, 2026, there were 5.0 million and 4.2 million potential common shares excluded from Diluted EPS, respectively. For the three and six months ended June 30, 2025, there were 3.6 million and 3.3 million potential common shares excluded from Diluted EPS, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(193.1)	$43.3	$(454.5)	$34.8
Discontinued operations, net of income taxes	6.5	23.4	(13.4)	16.4
Net income (loss) attributable to FMC stockholders	$(186.6)	$66.7	$(467.9)	$51.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.1)	(0.2)	(0.2)	0.2
Net income (loss) allocable to common stockholders	$(186.7)	$66.5	$(468.1)	$51.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.54)	$0.34	$(3.62)	$0.28
Discontinued operations	0.05	0.19	(0.11)	0.13
Net income (loss) attributable to FMC stockholders	$(1.49)	$0.53	$(3.73)	$0.41
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(1.54)	$0.34	$(3.62)	$0.28
Discontinued operations	0.05	0.19	(0.11)	0.13
Net income (loss) attributable to FMC stockholders	$(1.49)	$0.53	$(3.73)	$0.41
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	125,404	125,161	125,337	125,123
Weighted average additional shares assuming conversion of potential common shares	—	407	—	394
Shares – diluted basis	125,404	125,568	125,337	125,517

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2025	$(135.1)	$(29.7)	$(203.9)	$(368.7)
2026 Activity
Other comprehensive income (loss) before reclassifications	33.3	11.9	(0.2)	45.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.9)	5.9	(1.0)
Net current period other comprehensive income (loss)	$33.3	$5.0	$5.7	$44.0
Accumulated other comprehensive income (loss), net of tax at June 30, 2026	$(101.8)	$(24.7)	$(198.2)	$(324.7)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	39.6	(36.7)	—	2.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	5.2	4.0
Net current period other comprehensive income (loss)	$39.6	$(37.9)	$5.2	$6.9
Accumulated other comprehensive income (loss), net of tax at June 30, 2025	$(144.3)	$(55.4)	$(204.0)	$(403.7)
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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Derivative instruments
Gain (loss) on foreign currency contracts	$7.9	$7.0	$10.9	$3.3	Costs of sales and services
Gain (loss) on foreign currency contracts	—	—	—	—	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.5)	(1.0)	(1.0)	Interest expense, net
Total before tax	$7.4	$6.5	$9.9	$2.3
Benefit (provision) for income taxes	(2.2)	(2.0)	(3.0)	(1.1)	Benefit (provision) for income taxes
Amount included in net income (loss)	$5.2	$4.5	$6.9	$1.2

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	$(3.1)	$(3.2)	$(6.2)	$(6.2)	Non-operating pension, postretirement and other charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.3)	(0.1)	(1.2)	(0.2)	Non-operating pension, postretirement and other charges (income)
Total before tax	$(3.4)	$(3.3)	$(7.4)	$(6.4)
Benefit (provision) for income taxes	0.7	0.6	1.5	1.2	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.7)	$(2.7)	$(5.9)	$(5.2)
Total reclassifications for the period	$2.5	$1.8	$1.0	$(4.0)	Amount included in net income
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
Dividends and Share Repurchases
During the six months ended June 30, 2026 and 2025, we paid dividends of $20.2 million and $145.5 million, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On July 16, 2026, we paid dividends totaling $10.2 million to our shareholders of record as of June 30, 2026. This amount is included in Accrued and other liabilities on the consolidated balance sheet as of June 30, 2026. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. Increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2028. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2026. At June 30, 2026, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 16 to our consolidated financial statements included within our 2025 Form 10-K.
The ROU asset and lease liability balances as of June 30, 2026 and December 31, 2025 were as follows:

(in Millions)	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$103.5	$104.9
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$27.8	$26.3
Operating lease noncurrent liabilities	Other long-term liabilities	94.3	97.6
The components of lease expense for the six months ended June 30, 2026 and 2025 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	Lease Cost Classification	2026	2025	2026	2025
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$9.7	$8.5	$17.9	$17.5
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.7	2.9	3.5	6.3
Total lease cost		$11.4	$11.4	$21.4	$23.8

June 30, 2026
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	5.1%

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10.2)	$(9.6)	$(19.0)	$(19.7)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8.2	$6.0	$16.5	$18.2
The following table represents our future minimum operating lease payments as of, and subsequent to, June 30, 2026 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2026 (excluding the six months ending June 30, 2026)	$16.9
2027	30.9
2028	26.6
2029	21.7
2030	17.7
Thereafter	25.6
Total undiscounted lease payments	$139.4
Less: Present value adjustment	(17.3)
Present value of lease liabilities	$122.1
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.3	$0.3	$—	$—	$0.6	$0.7	$—	$—
Interest cost	10.7	11.9	—	0.1	21.4	23.9	0.1	0.2
Expected return on plan assets	(11.3)	(11.9)	—	—	(22.6)	(24.1)	—	—
Amortization of net actuarial and other (gain) loss	3.5	3.4	(0.1)	(0.2)	7.0	6.9	(0.5)	(0.5)
Recognized (gain) loss due to curtailments, settlements, and other (1)	0.4	0.1	—	—	1.2	0.2	—	—
Net periodic benefit cost (income)	$3.6	$3.8	$(0.1)	$(0.1)	$7.6	$7.6	$(0.4)	$(0.3)
____________________
(1)The settlement charge recognized during the three and six months ended June 30, 2026 relates to the U.S. nonqualified defined benefit pension plan.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three and six months ended June 30, 2026 were 0.8 percent and negative 32.2 percent, respectively. Our effective income tax rates from continuing operations for the three and six months ended June 30, 2025 were 24.5 percent and 43.8 percent, respectively. The change in the effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to global mix of earnings as well as tax impacts of restructuring activity during the period. The change in the effective tax rate for the six months ended June 30, 2026 was primarily due to global mix of earnings, tax impacts of restructuring activity, and additional valuation allowance of historical net deferred tax assets in Switzerland. As a result of changes in global earnings mix and ongoing tax planning implemented in March 2026, we reevaluated the realizability of our historical deferred tax assets and recorded an increase to our valuation allowance in Switzerland of approximately $123 million during the six months ended June 30, 2026.
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
The estimated fair value of the types of financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $4,032.2 million and $3,809.9 million and the carrying amount is $4,280.6 million and $4,074.9 million as of June 30, 2026 and December 31, 2025, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income (loss) ("AOCI") changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.

As of June 30, 2026, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $5.3 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2027. At June 30, 2026, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $491.2 million.
At June 30, 2026, we had no outstanding interest rate swap contracts.
In prior periods, we settled various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of June 30, 2026, there was a remaining net after-tax loss of $24.8 million in AOCI related to these settlements.
As of June 30, 2026, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At June 30, 2026, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $5.3 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending June 30, 2027 if spot rates in the future are consistent with forward rates as of June 30, 2026. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

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
During the third quarter of 2025, the Company entered into fixed-to-fixed cross-currency swaps with aggregate notional amounts of $750 million, of which the Company will exchange semi-annual fixed rate payments on United States dollar notional amount for fixed rate payments in EUR. As of June 30, 2026, the Company had $750 million of hedges outstanding to hedge its net investment in EUR denominated subsidiaries and are designated as net investment hedges.
For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in Accumulated other comprehensive income (loss) as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,653.2 million at June 30, 2026.
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	June 30, 2026
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$8.1	$16.8	$6.5	$31.4	$(8.3)	$23.1
Total derivative assets (1)	$8.1	$16.8	$6.5	$31.4	$(8.3)	$23.1

Foreign exchange contracts	$(16.4)	$—	$(3.6)	$(20.0)	$8.3	$(11.7)
Total derivative liabilities (2)	$(16.4)	$—	$(3.6)	$(20.0)	$8.3	$(11.7)

Net derivative assets (liabilities)	$(8.3)	$16.8	$2.9	$11.4	$—	$11.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

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
______________
(1)    Balance is included in Prepaid and other current assets in the consolidated balance sheets.
(2)    Balance is included in Accrued and other liabilities in the consolidated balance sheets.

The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended June 30,
(in Millions)	2026	2025	2026	2025	2026	2025
Unrealized hedging gains (losses) and other, net of tax	$9.4	$(20.0)	$—	$—	$9.4	$(20.0)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(5.6)	(4.9)	0.4	0.4	(5.2)	(4.5)
Total derivative instrument impact on comprehensive income, net of tax	$3.8	$(24.9)	$0.4	$0.4	$4.2	$(24.5)

	Contracts
	Foreign Exchange		Interest rate		Total
	Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025	2026	2025
Unrealized hedging gains (losses) and other, net of tax	$11.9	$(36.7)	$—	$—	$11.9	$(36.7)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(7.7)	(1.9)	0.8	0.7	(6.9)	(1.2)
Total derivative instrument impact on comprehensive income, net of tax	$4.2	$(38.6)	$0.8	$0.7	$5.0	$(37.9)
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Foreign exchange contracts	$(35.8)	$(15.4)	$(54.1)	$(15.5)
Total	$(35.8)	$(15.4)	$(54.1)	$(15.5)
______________
(1)Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. These amounts are included in Costs of sales and services and to a lesser extent Selling, general, and administrative expenses and Restructuring and other charges (income) on the consolidated statements of income (loss).
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

(in Millions)	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$31.4	$—	$31.4	$—
Other (2) (3) (4)	92.6	58.4	—	34.2
Total assets	$124.0	$58.4	$31.4	$34.2

Liabilities
Derivatives – Foreign exchange (1)	$20.0	$—	$20.0	$—
Other (2)	19.0	19.0	—	—
Total liabilities	$39.0	$19.0	$20.0	$—

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$16.6	$—	$16.6	$—
Other (2) (3) (4)	298.1	262.4	—	35.7
Total assets	$314.7	$262.4	$16.6	$35.7

Liabilities
Derivatives – Foreign exchange (1)	$26.1	$—	$26.1	$—
Other (2)	19.6	19.6	—	—
Total liabilities	$45.7	$19.6	$26.1	$—
____________________
(1)See the Fair Value of Derivative Instruments table within this Note for classification on the consolidated balance sheets.
(2)Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value. Asset amounts are included in Other assets including long-term receivables, net in the consolidated balance sheets. Liability amounts are included in Other long-term liabilities in the consolidated balance sheets.
(3)FMC maintains a beneficial interest in a trade receivables securitization fund. The fair value of the beneficial interest is determined by calculating the expected amount of cash to be received on the fund’s outstanding credit notes. As part of this evaluation, we rely on unobservable inputs, including estimating the anticipated credit losses. We consider historical information, current conditions and other reasonable factors as part of this assessment. The amount is included in Other assets including long-term receivables, net in the consolidated balance sheets.
(4)Includes money market funds, which consist of highly liquid investments valued at quoted market prices, recognized as Cash and cash equivalents on our consolidated balance sheets.
Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis in the consolidated balance sheets during the three months ended June 30, 2026.

	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (During the six months ended June 30, 2026)
Assets
Net assets related to India held for sale business (1)	$350.0	$—	$—	$350.0	$(43.6)
Total assets	$350.0	$—	$—	$350.0	$(43.6)
____________________
(1)The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $350.0 million as of June 30, 2026. During the six months ended June 30, 2026, we recorded an impairment charge of $43.6 million to record the assets at the estimated fair value, less costs to sell. The fair value of the net assets was estimated based on the estimated consideration to be received in connection with the definitive sale agreement entered into in May 2026 as well as forecasts of working capital for the India commercial business developed by management. Refer to Note 1 for further details on the India held for sale business.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2026. These guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing - short-term (1)	$39.6
Other debt guarantees (2)	3.7
Total	$43.3
____________________
(1)Represents guarantees to financial institutions on behalf of certain customers for their seasonal borrowing. This short-term amount is recorded within Guarantees of vendor financing on the consolidated balance sheets.
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
Supplier Financing Obligations
We work with suppliers to optimize payment terms and conditions on accounts payable to improve working capital and cash flows. We offer to a select group of suppliers a voluntary Supply Chain Finance (“SCF”) program with a global financial institution. The suppliers, at their sole discretion, may sell their receivables to the financial institution based on terms negotiated between them. Our obligations to our suppliers are not impacted by our suppliers’ decisions to sell under these arrangements. Obligations outstanding under this program are recorded within Accounts payable, trade and other in our consolidated balance sheets and the associated payments are included in operating activities within our consolidated statements of cash flows.
Our payment terms with our suppliers are consistent, regardless of whether a supplier participates in the program. We deem these terms to be commercially reasonable and consistent with the range of industry standards within their respective regions. Under the terms of the agreement, we do not pledge assets as security or make any other forms of guarantees.
FMC's outstanding obligations confirmed as valid under the SCF were $203.7 million and $109.5 million as of June 30, 2026 and December 31, 2025, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Contingencies
A detailed discussion related to our outstanding contingencies can be found in Note 19 to our consolidated financial statements included within our 2025 Form 10-K and Note 18 to our consolidated financial statements included within our Form 10-Q for the quarterly period ending March 31, 2026. There have been no significant updates since the information included in our 2025 Form 10-K and Form 10-Q for the quarterly period ending March 31, 2026.

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
Strategic Review
On June 30, 2026, FMC announced that we have entered into a definitive agreement under which the Tessenderlo Group, a Belgian-based industrial group, will make a strategic minority equity investment in FMC Corporation of approximately $400 million USD at a price of $13.30 per share. Upon completion of the transaction, Tessenderlo Group will own approximately 20.0% of the outstanding shares of FMC common stock. This transaction represents the conclusion of the FMC Board of Directors' exploration of strategic options, which was announced in February 2026. FMC intends to use the funds to pay down debt. With this investment, FMC is well positioned to execute on its operational and strategic plan as an independent company, which includes advancing its R&D pipeline and accelerating the commercialization of its innovations.
Second Quarter 2026 Highlights
The following items are the financial highlights of our business during the three months ended June 30, 2026 compared to the three months ended June 30, 2025:
•Revenue of $867.1 million for the three months ended June 30, 2026 decreased $183.4 million, or approximately 17 percent, versus the prior year period driven by a decrease in volumes due to lower diamide partner orders and reduced demand for core legacy products, particularly in North America, as growers contend with strained margins. Pricing pressure continued during the period primarily in connection with the company’s core legacy products and planned pricing actions on branded Rynaxypyr® active. On a regional basis, sales in Latin America decreased approximately 10 percent, sales in Europe, Middle East and Africa decreased approximately 18 percent, sales in Asia decreased approximately 20 percent and sales in North America decreased by approximately 22 percent. A more detailed review of revenue is discussed under the section titled "Results of Operations."
•Our gross margin of $342.1 million decreased versus the prior year quarter by $64.2 million. Gross margin as a percent of revenue of approximately 39 percent was flat compared to the prior year period.
•Selling, general and administrative expenses were $179.1 million, which represents an increase of approximately 1 percent versus the prior year period primarily as a result of continued investment to support new products. Research and development expenses of $60.4 million decreased $6.0 million, or 9 percent, compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
•Net loss attributable to FMC stockholders of $186.6 million decreased $253.3 million from net income of $66.7 million in the prior year period largely driven by an increase of $185.6 million in our restructuring and other charges (income) primarily due to costs incurred in connection with Project Foundation, which is the comprehensive plan to further optimize FMC’s cost structure and organizational operations initiated in 2025. The charges were largely comprised of non-cash asset write-off and accelerated depreciation costs of $134.2 million primarily associated with the planned exit of certain production activities, which includes a write-off of $70.6 million for certain receivables due to a change in our commercial strategy in Latin America. During three months ended June 30, 2026, we also recorded an additional impairment charge and incurred third party provider costs within restructuring and other charges (income) in connection with the India held for sale business, discussed further below. Increased interest expense also contributed to the change in net loss for the period. Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $33.1 million decreased $53.6 million compared to the prior year adjusted after-tax earnings of $86.7 million. Lower price and volume were partially offset by favorable costs. See the disclosure of our Adjusted earnings (loss) non-GAAP financial measurement below, under the section titled "Results of Operations."

India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. In May 2026, the Company announced that it has signed a definitive agreement to sell the India commercial business to Crystal Crop Protection Limited for consideration of $252 million, subject to customary adjustments for cash, debt and working capital. The Company will continue to receive all cash generated from the ongoing operation of the India business until closing, primarily through monetization of working capital. FMC plans to continue to actively participate in the Indian market through a new go-to-market approach while deploying resources to its highest-growth opportunities globally. The Company will continue its active ingredients manufacturing operations in India. The sale is expected to close during 2026 and FMC intends to allocate all proceeds from the sale to debt reduction. The assets related to this business have been classified as held for sale since the third quarter of 2025. Although the business does not qualify for recognition as discontinued operations and will continue to be presented in the Company's reported results until a transaction is completed, we believe excluding India's operating results from our non-GAAP measures during the held for sale period, beginning with the third quarter of 2025, provides management and investors with useful supplemental information regarding our ongoing financial performance. Refer to the table below for the adjustments related to the India held for sale business for the three months ended June 30, 2026.

	Three Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss)
(In millions)	2026	2025
Operating results	$8.9	$—	Revenue, Cost of sales and services, and Selling, general and administrative expenses
Asset impairment	64.0	—	Restructuring and other charges (income)
Third party provider costs	10.3	—	Restructuring and other charges (income)
India held for sale business	$83.2	$—
Balance sheet impact - The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $350 million as of June 30, 2026 primarily due to receivable collections during the period as well as an impairment charge of approximately $44 million. The carrying value of the held for sale business is comprised of $367 million of net assets held for sale as presented on the consolidated balance sheet and a gain of $17 million related to foreign currency translation in connection with the assets identified for disposal. The foreign currency translation gains are recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet and will be reclassified to the consolidated statement of income (loss) upon close of the sale.
Other Highlights
•In June 2026, we entered into a co-exclusive strategic supply and license agreement with Corteva, Inc. Under the terms of the agreement, which extends through the next decade, FMC retains all rights of ownership to rimisoxafen and will supply Corteva, Inc. with the active ingredient. Both companies will develop and commercialize their own exclusive premix formulations for the corn and soybean markets across North and South America, while FMC will continue to develop additional rimisoxafen-based products for other crops and geographies globally. In connection with the closing of the transaction, Corteva made an initial prepurchase cash payment of $200.0 million for rimisoxafen to be supplied by FMC, which was recognized as deferred revenue and was included in Other long-term liabilities on the consolidated balance sheet as of June 30, 2026.
•In June 2026, we entered into a framework agreement to sell property at our global R&D headquarters at the Stine Research Center in Newark, Delaware for gross proceeds of approximately $114 million, subject to a due diligence period and other closing conditions and adjustments. The decision to pursue this transaction reflects FMC's ongoing efforts to optimize its asset base, converting underutilized real estate into capital that will be applied directly to debt reduction while maintaining the operational capabilities central to the Company's growth strategy. Upon completion of the sale, FMC intends to lease back the facilities it actively operates under a separate lease agreement. FMC will retain ownership of its adjacent Maryland properties. The transaction is structured to minimize any disruption to FMC's research operations. The Company's R&D capabilities, core research activities and scientific infrastructure remain fully in place. The transaction is expected to close in the fourth quarter of 2026; however, as a result of customary negotiation terms included in the agreement, there can be no assurance that the framework agreement will ultimately result in a transaction.

2026 Priorities
In 2026, we are focused on executing our operational priorities, one of which is strengthening the balance sheet. We plan to pay down a significant portion of our debt through the various transactions announced during the quarter, including the rimisoxafen licensing agreement, the sale of our India commercial business, the sale of our Newark, Delaware property, and the equity investment from Tessenderlo Group. The rimisoxafen licensing agreement has been signed and the prepayment has been received. However, the sale of the Newark, Delaware property remains subject to a customary due diligence period, and the India transaction and Tessenderlo Group investment remain subject to applicable regulatory approvals. Accordingly, there can be no assurance that these three transactions will be completed on the anticipated terms or at all. Our priorities also include improving the competitiveness of the company's legacy core portfolio, managing the post-patent transition for Rynaxypyr® active, and supporting the growth of new active ingredients, such as Isoflex® active, fluindapyr, Dodhylex™ active and rimisoxafen. However, we are navigating a more challenging operating environment as growers carefully manage purchases in response to strained margins driven by low crop prices and elevated input costs. We expect continued pressure on price during the year due to competitive market dynamics for core portfolio products and lower Rynaxypyr® active pricing. We plan to maintain our focus on reducing costs, which are expected to be lower for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in Millions)	(unaudited)		(unaudited)
Revenue	$867.1	$1,050.5	$1,625.7	$1,841.9
Costs and Expenses
Costs of sales and services	525.0	644.2	1,037.0	1,118.9
Gross margin	$342.1	$406.3	$588.7	$723.0
Selling, general and administrative expenses	179.1	176.8	364.2	348.8
Research and development expenses	60.4	66.4	125.9	135.1
Restructuring and other charges (income)	222.3	36.7	299.3	54.5
Total costs and expenses	$986.8	$924.1	$1,826.4	$1,657.3
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes(1)	$(119.7)	$126.4	$(200.7)	$184.6
Non-operating pension, postretirement and other charges (income)	3.3	6.6	6.7	9.8
Income from continuing operations before interest expense, net and income taxes	$(123.0)	$119.8	$(207.4)	$174.8
Interest expense, net	71.3	61.0	136.1	111.1
Income (loss) from continuing operations before income taxes	$(194.3)	$58.8	$(343.5)	$63.7
Provision (benefit) for income taxes	(1.5)	14.4	110.6	27.9
Income (loss) from continuing operations	$(192.8)	$44.4	$(454.1)	$35.8
Discontinued operations, net of income taxes	6.5	23.4	(13.4)	16.4
Net income (loss) (GAAP)	$(186.3)	$67.8	$(467.5)	$52.2
Adjustments to arrive at Adjusted EBITDA (non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$148.0	$36.7	$242.7	$54.5
Non-operating pension, postretirement and other charges (income)(4)	3.3	6.6	6.7	9.8
India held for sale business (5)	83.2	—	99.6	—
Discontinued operations, net of income taxes	(6.5)	(23.4)	13.4	(16.4)
Interest expense, net	71.3	61.0	136.1	111.1
Depreciation and amortization	41.1	43.4	83.1	87.1
Provision (benefit) for income taxes	(1.5)	14.4	110.6	27.9
Adjusted EBITDA (non-GAAP)(2)	$152.6	$206.5	$224.7	$326.2
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income), depreciation and amortization expense, and the India held for sale business.
(3)In the reconciliation above, charges recorded in connection with the India held for sale business of $74.3 million and $56.6 million for the three and six months ended June 30, 2026 are presented in the India held for sale business line. On the consolidated statements of income (loss), these adjustments are recorded to Restructuring and other charges (income). See Note 8 for details of restructuring and other charges (income).
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
(5)Beginning with the third quarter of 2025, we excluded the operating results of the India commercial business during the held for sale period for non-GAAP purposes. Refer to the "India Held for Sale Business" section for further details on the charges and write-downs recorded during the period.

ADJUSTED EARNINGS (LOSS) RECONCILIATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(186.6)	$66.7	$(467.9)	$51.2
Corporate special charges (income), pre-tax (1)	151.3	43.3	249.4	64.3
India held for sale business (2)	83.2	—	99.6	—
Income tax expense (benefit) on Corporate special charges (income) (3)	(30.4)	(6.8)	(48.7)	(11.2)
Corporate special charges (income), net of income taxes	$204.1	$36.5	$300.3	$53.1
Discontinued operations attributable to FMC Stockholders, net of income taxes	(6.5)	(23.4)	13.4	(16.4)
Non-GAAP tax adjustments (4)	22.1	6.9	158.4	21.2
Adjusted after-tax earnings (loss) from continuing operations attributable to FMC stockholders (non-GAAP)	$33.1	$86.7	$4.2	$109.1
____________________
(1)Represents restructuring and other charges (income), and non-operating pension, postretirement and other charges (income). In the reconciliation above, charges recorded in connection with the India held for sale business of $74.3 million and $56.6 million for the three and six months ended June 30, 2026, respectively, are presented in the India held for sale business line. On the consolidated statements of income (loss), these adjustments are recorded to Restructuring and other charges (income). See Note 8 for details of restructuring and other charges (income).
(2)Beginning with the third quarter of 2025, we excluded the operating results of the India commercial business during the held for sale period for non-GAAP purposes. Refer to the "India Held for Sale Business" section for further details on the charges and write-downs recorded during the period.
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

RECONCILIATION OF REVENUE (GAAP)
TO REVENUE EXCLUDING INDIA (NON-GAAP)(2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (GAAP)	$867.1	$1,050.5	$1,625.7	$1,841.9
Less: Revenue from India commercial business (1)	25.7	—	21.9	—
Revenue excluding India (non-GAAP)(2)	$841.4	$1,050.5	$1,603.8	$1,841.9
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

RECONCILIATION OF REVENUE CHANGE (GAAP) TO
ORGANIC REVENUE CHANGE (NON-GAAP)(1)

	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Total Revenue Change (GAAP)	(17)%	(12)%
Less: Revenue for India held for sale business for the three and six months ended June 30, 2026	3%	1%
Revenue Excluding India Change (non-GAAP)(1)	(20)%	(13)%
Less: Foreign Currency Impact	2%	3%
Organic Revenue Change (non-GAAP)	(22)%	(16)%
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

	Twelve Months Ended
	June 30, 2026
Net income (loss) attributable to FMC stockholders (GAAP)	$(2,758.0)
Interest expense, net, net of income taxes	225.4
Corporate special charges (income)	1,979.5
India held for sale business	621.3
Income tax expense (benefit) on Corporate special charges (income)	(195.6)
Discontinued operations attributable to FMC stockholders, net of income taxes	66.4
Tax adjustments	553.5
ROIC numerator (non-GAAP)	$492.5

	June 30, 2026	June 30, 2025
Total debt	$4,280.6	$4,163.3
Total FMC stockholders’ equity	1,636.8	4,397.0
Total debt and FMC stockholders' equity (GAAP)	$5,917.4	$8,560.3
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$7,238.9

ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	(38.10)%
Adjusted ROIC (using non-GAAP numerator)	6.80%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted. In certain instances, parts included in the variance explanations in the discussion below may not sum to the total variance for the financial statement line item due to rounding.
Revenue
Three Months Ended June 30, 2026 vs. 2025
Revenue of $867.1 million decreased $183.4 million, or approximately 17 percent, versus the prior year period. Excluding the India held for sale business for the three months ended June 30, 2026, revenue decreased $209.1 million, or approximately 20 percent, primarily driven by a decrease in volumes of 10 percent due to lower diamide partner orders and reduced demand for core legacy products, particularly in North America, as growers contend with strained margins. Price declined 7 percent, driven by pressure on the company's core legacy products and planned pricing actions on branded Rynaxypyr® active. Foreign currency was a tailwind of approximately 2 percent during the period. The removal of India revenue for the three months ended June 30, 2026 as compared to the inclusion of India revenue in the three months ended June 30, 2025 accounted for a decrease in revenue of approximately 5 percent during the period.
Six Months Ended June 30, 2026 vs. 2025
Revenue of $1,625.7 million decreased $216.2 million, or approximately 12 percent, versus the prior year period. Excluding the India held for sale business for the six months ended June 30, 2026, revenue decreased $238.1 million, or approximately 13 percent primarily driven by a price decline of 7 percent driven by lower pricing to diamide partners, planned pricing actions on branded Rynaxypyr® active and a competitive market for legacy core products. A decrease in volumes of 5 percent was primarily due to lower diamide partner orders and reduced demand for core legacy products, particularly in North America, as growers contend with strained margins partially offset by volume growth in Europe, Middle East and Africa during the first quarter of 2026. Foreign currency impacts resulted in an increase of approximately 3 percent during the period. The removal of India revenue for the six months ended June 30, 2026 as compared to the inclusion of India revenue in the six months ended June 30, 2025 accounted for a decrease in revenue of approximately 4 percent during the period.

Total Revenue by Region
	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
North America	$248.8	$320.9	$446.4	$507.3
Latin America	277.9	310.4	454.9	517.2
Europe, Middle East & Africa (EMEA)	214.1	260.4	521.0	533.2
Asia	126.3	158.8	203.4	284.2
Total Revenue	$867.1	$1,050.5	$1,625.7	$1,841.9
Three Months Ended June 30, 2026 vs. 2025
North America: Revenue decreased approximately 22 percent year-over-year (down 23 percent organically) primarily driven by the reduced demand for core legacy products as growers contend with strained margins.
Latin America: Revenue decreased approximately 10 percent versus the second quarter of 2025 (down 16 percent organically) due to lower diamide partner orders as well as continued generic pressure in the market.
EMEA: Revenue decreased approximately 18 percent (down 19 percent organically) compared to the prior year period primarily driven by lower volumes resulting from high temperatures across the region and expected registration losses.
Asia: Revenue decreased approximately 20 percent year-over-year. Revenue excluding India (non-GAAP) for the three months ended June 30, 2026 was down 37 percent (down 38 percent organically) year-over-year due to pricing pressure caused by generic competition in the region.

Six Months Ended June 30, 2026 vs. 2025
North America: Revenue decreased approximately 12 percent year-over-year (down 13 percent organically) driven by lower pricing and volumes due to competition and actions on branded Rynaxypyr® active partially offset by volume growth for branded products, particularly herbicides, during the first quarter of 2026.
Latin America: Revenue decreased approximately 12 percent versus prior year period (down 18 percent organically) primarily due to lower diamide partner orders as well as lower pricing and limited volume growth on core portfolio products driven by generic pressure in the market.
EMEA: Revenue decreased approximately 2 percent (down 7 percent organically) compared to the prior year period. Growth in branded products, specifically herbicides and Cyazypyr® active was more than offset by lower volumes resulting from high temperatures across the region as well as expected registration losses during the period.
Asia: Revenue decreased approximately 28 percent year-over-year. Revenue excluding India (non-GAAP) for the six months ended June 30, 2026 was down 36 percent (down 38 percent organically) year-over-year primarily due to pricing pressure caused by generic competition in the region. Grower economics were challenged amid current geopolitical uncertainty, which led to lower volumes primarily for insecticides.
Gross margin
Three Months Ended June 30, 2026 vs. 2025
Gross margin of $342.1 million decreased by $64.2 million, or approximately 16 percent versus the prior year period primarily driven by a decreases in volume and pricing of 12 percent and 19 percent, respectively, due to competitive market pressure. This was partially offset by cost improvement of 15 percent driven by manufacturing cost favorability. Foreign currency impacts resulted in an increase of 3 percent. The removal of the India held for sale business for the three months ended June 30, 2026 as compared to the inclusion in the three months ended June 30, 2025 accounted for a decrease in gross margin by approximately 3 percent. Gross margin percent of approximately 39 percent was flat compared to the prior year period.
Six Months Ended June 30, 2026 vs. 2025
Gross margin of $588.7 million decreased by $134.3 million, or approximately 19 percent versus the prior year period primarily driven by competitive market pressure, which resulted in decrease in volumes and pricing of 5 percent and 17 percent, respectively. Cost improvement of 4 percent, primarily due to manufacturing cost favorability in the second quarter of 2026, and foreign currency tailwinds of 4 percent partially offset these decreases. The removal of the India held for sale business for the six months ended June 30, 2026 as compared to the inclusion in the six months ended June 30, 2025 accounted for a decrease in gross margin by approximately 5 percent. Gross margin percent of approximately 36 percent decreased compared to approximately 39 percent in the prior year period as a result of the lower pricing due to competitive pressure.
Selling, general and administrative expenses
Three Months Ended June 30, 2026 vs. 2025
Selling, general and administrative expenses of $179.1 million increased by $2.3 million, or 1 percent, versus the prior year period primarily as a result of continued investment to support new products.
Six Months Ended June 30, 2026 vs. 2025
Selling, general and administrative expenses of $364.2 million increased by $15.4 million, or 4 percent, versus the prior year period primarily as a result of continued investment to support new products.
Research and development expenses
Three Months Ended June 30, 2026 vs. 2025
Research and development expenses of $60.4 million decreased by $6.0 million or 9 percent compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.

Six Months Ended June 30, 2026 vs. 2025
Research and development expenses of $125.9 million decreased by $9.2 million or 7 percent compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
Depreciation and amortization
Three Months Ended June 30, 2026 vs. 2025
Depreciation and amortization of $41.1 million decreased by $2.3 million or 5 percent compared to the prior year period of $43.4 million primarily as a result of certain assets being fully amortized during the prior year.
Six Months Ended June 30, 2026 vs. 2025
Depreciation and amortization of $83.1 million decreased by $4.0 million or 5 percent compared to the prior year period of $87.1 million primarily as a result of certain assets being fully amortized during the prior year.
Interest expense, net
Three Months Ended June 30, 2026 vs. 2025
Interest expense, net of $71.3 million increased by $10.3 million or 17 percent compared to the prior year period of $61.0 million primarily driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025 and our Senior Secured Notes offering completed in June 2026, which increased interest expense by $10.9 million as well as an increase of $2.0 million driven by higher domestic debt balances. The increase was partially offset by a decrease of $2.6 million driven by lower foreign debt balances and rates.
Six Months Ended June 30, 2026 vs. 2025
Interest expense, net of $136.1 million increased by $25.0 million or 23 percent compared to the prior year period of $111.1 million primarily driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025 and our Senior Secured Notes offering completed in June 2026, which increased interest expense by $17.4 million as well as an increase of $11.4 million driven by higher domestic debt balances. The increase was partially offset by a decrease of $3.8 million driven by lower foreign debt balances and rates.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2026	2025	2026	2025
Restructuring charges	$139.5	$13.0	$234.0	$26.6
Other charges (income), net	82.8	23.7	65.3	27.9
Total restructuring and other charges (income)	$222.3	$36.7	$299.3	$54.5
Three Months Ended June 30, 2026 vs. 2025
Restructuring and other charges (income) of $139.5 million is primarily comprised of $136.5 million in charges related to Project Foundation, which is management's comprehensive plan to further optimize FMC’s cost structure and organizational operations. The charges for Project Foundation include non-cash asset write-off and accelerated depreciation costs of $134.2 million primarily associated with the planned exit of certain production activities, which includes a write-off of $70.6 million for certain receivables due to a change in our commercial strategy in Latin America. We also incurred severance and employee separation costs of $5.3 million and other miscellaneous income of $3.0 million, which includes cash proceeds from the sale of a legacy product line partially offset by professional service provider costs, in connection with Project Foundation.

In connection with Project Foundation, the Company expects to incur pre-tax restructuring charges over the life of the program in the range of approximately $700 million to $775 million, which is subject to future changes. We have increased our previously disclosed range by approximately $140 million, which reflects the continued development of implementation plans and additional actions identified during execution of the program. The Company expects non-cash asset write-off and/or accelerated depreciation charges in the range of $490 million to $505 million, primarily related to the planned exit of production activities and manufacturing operations at certain manufacturing sites. In addition to the non-cash write-off charges, the Company expects to incur $210 million to $270 million of cash expenditures in connection with these activities: the Company estimates total severance charges and related benefit costs to be in the range of $50 million to $70 million; the Company expects to incur cash consulting and other professional service fees totaling approximately $15 million to $25 million to help execute these actions; and additionally, we may incur $145 million to $175 million in other cash charges, such as decommissioning costs and contract termination charges. We may incur additional charges in connection with Project Foundation and will provide an estimate of any additional charges when known. Restructuring actions under the program are expected to be substantially complete by the end of 2027.
During the three months ended June 30, 2026, we also recorded Project Focus-related costs of $2.9 million and charges of $0.1 million in connection with previously implemented restructuring initiatives. Any amounts incurred in connection with remaining activities under the program, which are not expected to be material, will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.
Other charges (income), net of $82.8 million is primarily related to adjustments recorded in connection with the India held for sale business. The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $350.0 million as of June 30, 2026 primarily due to signing of a definitive sale agreement as well as receivable collections during the period. During the three months ended June 30, 2026, we recorded an impairment of $64.0 million to record the assets at the estimated fair value, less costs to sell, and we also incurred $10.3 million in charges for third party provider costs. Other charges (income), net during the three months ended June 30, 2026 also included charges of $5.4 million associated with our environmental sites and other miscellaneous income of $3.1 million.
Restructuring and other charges (income) during 2025 primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $5.4 million of severance and employee separation costs, accelerated depreciation of $2.5 million on assets identified for disposal in connection with the restructuring initiative, and $4.9 million of professional service provider costs and other miscellaneous charges associated with the project. During the three months ended June 30, 2025, we also recorded charges of $0.2 million for miscellaneous activity related to previously implemented restructuring initiatives.
Other charges (income) during 2025 consists of $23.7 million is comprised of $7.4 million of charges associated with our environmental sites, a charge of $11.9 million due to changes in our estimate for Furadan® disposal costs at our Middleport site, and $4.4 million of other miscellaneous charges.
Six Months Ended June 30, 2026 vs. 2025
Restructuring and other charges (income) of $234.0 million is primarily comprised of $226.6 million in charges related to Project Foundation. The charges for Project Foundation include non-cash asset write-off and accelerated depreciation costs of $198.9 million primarily associated with the planned exit of certain production activities, which includes a write-off of $70.6 million for certain receivables due to a change in our commercial strategy in Latin America. We also incurred severance and employee separation costs of $11.5 million and other miscellaneous charges of $16.2 million, which includes contract exit costs and professional service provider costs, partially offset by the cash proceeds from the sale of a legacy product line. During the six months ended June 30, 2026, we also recorded charges of $7.2 million related to Project Focus and charges of $0.2 million in connection with previously implemented restructuring initiatives.
Other charges (income) of $65.3 million during the six months ended June 30, 2026 is primarily related to adjustments recorded in connection with the India held for sale business, which included an impairment charge of $43.6 million and third party provider costs of $13.0 million. Other charges (income) also included charges of $9.3 million associated with our environmental sites and other miscellaneous income of $0.6 million.

Restructuring and other charges (income) during 2025 primarily consists of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus consist of $9.6 million of severance and employee separation costs, accelerated depreciation of $5.6 million on assets identified for disposal in connection with the restructuring initiative, and $11.5 million of professional service provider costs and other miscellaneous charges associated with the project. During the six months ended June 30, 2025, we also recognized income of $0.1 million for miscellaneous activity related to previously implemented restructuring initiatives.
Other charges (income) of $27.9 million is comprised of $10.9 million of charges associated with our environmental sites, a charge of $11.9 million due to changes in our estimate for Furadan® disposal costs at our Middleport site, and $5.1 million of other miscellaneous charges.
Non-operating pension, postretirement and other charges (income)
Three Months Ended June 30, 2026 vs. 2025
Charges for the three months ended June 30, 2026 were $3.3 million compared to $6.6 million for the three months ended June 30, 2025. In the prior year period, we recorded other charges of $3.3 million as a result of the make-whole premium paid in connection with the early redemption of $500 million of the senior notes due May 18, 2026.
Six Months Ended June 30, 2026 vs. 2025
Charges for the six months ended June 30, 2026 were $6.7 million compared to $9.8 million for the six months ended June 30, 2025. In the prior year period, we recorded other charges of $3.3 million as a result of the make-whole premium paid in connection with the early redemption of $500 million of the senior notes due May 18, 2026.
Provision for income taxes
Three Months Ended June 30, 2026 vs. 2025
The benefit for income taxes for the three months ended June 30, 2026 was $1.5 million resulting in an effective tax rate of 0.8 percent. The provision for income taxes for the three months ended June 30, 2025 was $14.4 million resulting in an effective tax rate of 24.5 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was driven by the factors shown in the table below as well as global mix of earnings.

	Three Months Ended June 30,
	2026			2025
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(194.3)	$(1.5)	0.8%	$58.8	$14.4	24.5%
Corporate special charges (income)	234.5	30.4		43.3	6.8
Net impact of Switzerland tax incentives(1)	—	(6.4)		—	(10.5)
Foreign currency and other discrete items(1)	—	(15.7)		—	3.6
Non-GAAP - Continuing operations	$40.2	$6.8	17.0%	$102.1	$14.3	14.0%
_______________
(1)Refer to Notes 3 and 4 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Six Months Ended June 30, 2026 vs. 2025
The provision for income taxes for the six months ended June 30, 2026 was $110.6 million resulting in an effective tax rate of negative 32.2 percent. The provision for income taxes for the six months ended June 30, 2025 was $27.9 million resulting in an effective tax rate of 43.8 percent. The change in the effective tax rate from GAAP continuing operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven by the factors shown in the table below as well as global mix of earnings.

	Six Months Ended June 30,
	2026			2025
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(343.5)	$110.6	(32.2)%	$63.7	$27.9	43.8%
Corporate special charges (income)	349.0	48.7		64.3	11.2
Revisions to valuation allowances of historical deferred tax assets (1)(2)	—	(124.7)		—	1.2
Net impact of Switzerland tax incentives(2)	—	(0.9)		—	(13.3)
Foreign currency and other discrete items(2)	—	(32.8)		—	(9.1)
Non-GAAP - Continuing operations	$5.5	$0.9	17.0%	$128.0	$17.9	14.0%
(1)As a result of changes in global earnings mix and ongoing tax planning implemented in March 2026, we reevaluated the realizability of our historical deferred tax assets and recorded an increase to our valuation allowance in Switzerland of approximately $123 million during the six months ended June 30, 2026.
(2)Refer to Notes 3 and 4 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended June 30, 2026 vs. 2025
Discontinued operations, net of income taxes represented income of $6.5 million for the three months ended June 30, 2026 compared to an income of $23.4 million for the three months ended June 30, 2025. The activity in the three months ended June 30, 2026 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations. The income during the three months ended June 30, 2025 was the result of a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases.
Six Months Ended June 30, 2026 vs. 2025
Discontinued operations, net of income taxes represented loss of $13.4 million for the six months ended June 30, 2026 compared to an income of $16.4 million for the six months ended June 30, 2025. The activity in the six months ended June 30, 2026 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations. The income during the six months ended June 30, 2025 was the result of a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases.
Net income (loss)
Three Months Ended June 30, 2026 vs. 2025
The net loss recognized during the period was $186.3 million as compared to net income of $67.8 million in the prior year period. The decrease in net income (loss) period over period is largely driven by an increase in restructuring and other charges (income) incurred during the period in connection with Project Foundation as well as charges incurred in connection with the India held for sale business. Lower price and volume as well as higher interest expense also contributed to the change in net income (loss) for the period.

Six Months Ended June 30, 2026 vs. 2025
The net loss recognized during the period was $467.5 million as compared to net income of $52.2 million in the prior year period. The decrease in net income (loss) period over period is largely driven by an increase in restructuring and other charges (income) during the period in connection with Project Foundation as well as charges incurred in connection with the India held for sale business. Our provision for income taxes increased by $82.7 million as a result of an increase to our valuation allowance in Switzerland recorded in the first quarter of 2026 primarily as a result of changes in global earnings mix and ongoing tax planning implemented in March 2026. Lower price and volume as well as higher interest expense also contributed to the change in net income (loss) for the period.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.
Adjusted EBITDA (non-GAAP)
The Adjusted EBITDA amounts discussed below for three and six months ended June 30, 2026 and 2025 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended June 30, 2026 vs. 2025
Adjusted EBITDA of $152.6 million decreased $53.9 million, or approximately 26 percent versus the prior year period. Favorable costs resulted in an increase of approximately 30 percent, which was fully offset by lower price and volumes due to continued competitive pressures resulting in decreases of approximately 23 percent and 36 percent, respectively. Foreign currency impacts were a tailwind of 3 percent.
Six Months Ended June 30, 2026 vs. 2025
Adjusted EBITDA of $224.7 million decreased $101.5 million, or approximately 31 percent versus the prior year period. Competitive pressure in the market resulted in a decrease of 11 percent attributable to volumes and a decrease of 38 percent related to lower pricing. Cost favorability during the second quarter resulted in an increase of approximately 10 percent. Foreign currency effects resulted in an increase of 8 percent.

LIQUIDITY AND CAPITAL RESOURCES
As a global agricultural sciences company, we require cash primarily for seasonal working capital needs, capital expenditures, and return of capital to shareholders. We plan to meet these liquidity needs through available cash, cash generated from operations, and borrowings under our committed Revolving Credit Facility as well as other liquidity facilities, and in certain instances access to debt capital markets. During the second quarter of 2026, we announced several strategic actions aimed at strengthening our balance sheet. As noted below, we received cash proceeds of $200.0 million as an initial prepurchase payment in connection with the licensing agreement for rimisoxafen entered into with Corteva, Inc. in June 2026. These proceeds were used to pay down debt during the six months ended June 30, 2026, and we plan to use the proceeds from the other transactions to pay down a significant portion of our debt in 2026.
Cash
Cash and cash equivalents at June 30, 2026 and December 31, 2025, were $476.6 million and $584.5 million, respectively. Of the cash and cash equivalents balance at June 30, 2026, $460.0 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within our 2025 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At June 30, 2026, we had total debt of $4,280.6 million as compared to $4,074.9 million at December 31, 2025. Total debt included $3,954.3 million and $2,769.8 million of long-term debt (excluding current portions of $9.3 million and $585.6 million) at June 30, 2026 and December 31, 2025, respectively. Our short-term debt consists of foreign borrowings and borrowings under our Revolving Credit Facility. Foreign borrowings decreased from $76.5 million at December 31, 2025 to $66.5 million at June 30, 2026. We had borrowings of $250.5 million and $643.0 million under our Revolving Credit Facility at June 30, 2026 and December 31, 2025, respectively. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.

On June 5, 2026 the Company completed a private offering of $1.2 billion aggregate principal amount of 8.000% Senior Secured Notes due 2031 (the “Senior Secured Notes”). The Company used the net proceeds from this offering to redeem $500 million of the senior notes due October 1, 2026, repay outstanding borrowings under the Revolving Credit Facility, and for general corporate purposes including the repayment of other debt. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by various subsidiaries of the Company organized under the laws of the United States, Switzerland, the Netherlands, Canada and Singapore (the “Subsidiary Guarantors”). The Senior Secured Notes are secured by first-priority liens on (i) substantially all of the assets of the Company and the Subsidiary Guarantors organized under the laws of the United States, Canada and Switzerland, other than certain excluded property and (ii) all the equity interests held by the Subsidiary Guarantors organized under the laws of Singapore and the Netherlands in their respective subsidiaries. In connection with the Senior Secured Notes, the Company is also subject to certain covenants and restrictions, including customary events of default, limits on the ability to pay dividends, and incur additional indebtedness. Fees incurred in connection with the Senior Secured Notes have been deferred and will be amortized over the terms of the arrangement.

In April 2026, the Company amended its credit agreement to modify the maximum leverage ratio and the minimum interest coverage ratio for certain quarters. As defined in Amendment No 6 (the "April 2026 Amendment"), the maximum leverage ratio shall not be tested in the first three quarters of 2026 and is then increased to 6.75 through the period ending December 31, 2027. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended March 31, 2029. The April 2026 Amendment also lowers the minimum interest coverage ratio to 2.00 through the period ending June 30, 2027. The minimum interest coverage ratio will incrementally step up during the covenant relief period ending at 3.50 for the quarter ended March 31, 2029. To secure the obligations under the Revolving Credit Facility, the Company designated certain of its subsidiaries as guarantors and granted security interests in certain assets and pledged certain equity interests of the Company and those certain subsidiaries. The April 2026 Amendment also makes certain modifications to the negative covenants on liens, fundamental changes, and indebtedness, and adds negative covenants on transfers of material assets and other items. Additionally, the April 2026 Amendment establishes a maximum secured leverage ratio (measured as the ratio of secured debt to adjusted earnings) of not more than 3.50 as of the last day of each quarter. In June 2026, the Company entered into Amendment No. 7 to amend the limitation on liens in the Credit Agreement and release the security interests on certain collateral that were previously granted by the Company and certain of its subsidiaries as collateral to secure the obligations under the Revolving Credit Facility. Financing fees associated with these amendments were not material, have been deferred and will be recognized as interest expense over the life of the agreement. We were in compliance with all covenants at June 30, 2026.

Access to credit and future liquidity and funding needs
As of June 30, 2026, borrowings under our Revolving Credit Facility were $250.5 million and letters of credit outstanding under the Revolving Credit Facility totaled $188.6 million. At June 30, 2026, our remaining borrowing capacity under our credit facility was $1,560.9 million. In accordance with U.S. GAAP, we have classified the borrowings under the Revolving Credit Facility as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028. Our balances under the Revolving Credit Facility fluctuate from year to year depending on working capital needs.
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
Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(237.9) million and $(479.1) million for the six months ended June 30, 2026 and 2025, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Six Months Ended June 30,
	2026	2025
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes (GAAP)	$(200.7)	$184.6
Restructuring and other charges (income), non-cash commercial actions for India held for sale business and depreciation and amortization	425.4	141.6
Change in trade receivables, net (1)	79.4	(146.3)
Change in guarantees of vendor financing	(6.1)	(24.0)
Change in advance payments from customers (2)	(417.6)	(453.8)
Change in accrued customer rebates (3)	220.8	304.5
Change in inventories (4)	(71.2)	(165.5)
Change in accounts payable (5)	(111.7)	130.5
Change in all other operating assets and liabilities (6)	121.5	(124.9)
Restructuring and other spending (7)	(92.5)	(72.9)
Environmental spending, continuing, net of recoveries (8)	(19.1)	(16.2)
Pension and other postretirement benefit contributions (9)	(4.9)	(2.0)
Net interest payments (10)	(133.2)	(108.4)
Tax payments, net of refunds (11)	(28.0)	(126.3)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(237.9)	$(479.1)
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
(5)The 2026 change in cash flows was driven by the timing of payments made to suppliers and vendors. As of June 30, 2026, approximately 100% of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criterion.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. The change during the six months ended June 30, 2026 includes $200.0 million of cash received as an initial prepurchase payment in connection with the licensing agreement for rimisoxafen entered into with Corteva, Inc. in June 2026. For additional details on the transaction, see Note 3.
(7)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the six months ended June 30, 2026 includes spending of $13.7 million primarily in connection with the India held for sale business. For additional detail on restructuring and other charges activities, see Note 8.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 11 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the six months ended June 30, 2026 and 2025.
(10)Cash paid for interest, net was higher during 2026 primarily due to higher domestic long-term balances and rates as a result of the Subordinated Notes offering completed in May 2025.
(11)The change in net tax payments year over year primarily relates to the inclusion of final transition tax in the U.S. in the prior year period. Changes in net tax payments in Brazil and Mexico as well as a non-recurring payment in Singapore in 2025 also contributed to the decrease.
Cash provided (required) by operating activities of discontinued operations was $(34.3) million and $(29.7) million for the six months ended June 30, 2026 and 2025, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(10.0) million and $(51.4) million for the six months ended June 30, 2026 and 2025, respectively.
Cash required by investing activities of continuing operations decreased during the six months ended June 30, 2026 compared to the same period in the prior year primarily due to lower capital expenditures.
Cash provided (required) by financing activities of continuing operations was $178.9 million and $628.7 million for the six months ended June 30, 2026 and 2025, respectively.
Cash provided by financing activities of continuing operations decreased during the six months ended June 30, 2026, compared to the same period in the prior year. During the six months ended June 30, 2026, we received the proceeds of $1.2 billion from the Senior Secured Notes offering, which were used to redeem $500.0 million of senior notes due in October 2026. The remaining proceeds, along with the proceeds from the prepayment received in connection with the licensing agreement for rimisoxafen, were used to repay outstanding borrowings under the Revolving Credit Facility. Dividends paid during the six months ended June 30, 2026 decreased compared to the prior year period due to the reduction in our quarterly dividend, which was part of a broader response to the challenges the Company is facing and to further prioritize debt reduction. There were no share repurchases during the three months ended June 30, 2026 and 2025 under the publicly announced program.

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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Six Months Ended June 30,
	2026	2025
Cash provided (required) by operating activities of continuing operations (GAAP) (1)	$(237.9)	$(479.1)

Capital expenditures (2)	(21.9)	(46.6)
Other investing activities (2)	12.6	(0.6)
Capital additions and other investing activities	$(9.3)	$(47.2)

Cash provided (required) by operating activities of discontinued operations(3)	(34.3)	(29.7)
Divestiture transaction costs (3)	10.8	—
Free cash flow (non-GAAP) (4)	$(270.7)	$(556.0)
___________________
(1)The six months ended June 30, 2026 includes cash payments of $92.5 million for restructuring activities primarily related to the Project Focus and Project Foundation transformation programs. The six months ended June 30, 2025 includes cash payments of $70.6 million made in connection with Project Focus.
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

2026 Cash Flow Outlook
Our cash needs for 2026 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed Revolving Credit Facility. At June 30, 2026, our remaining borrowing capacity under our credit facility was $1,560.9 million.
We expect 2026 cash provided (required) by operating activities of continuing operations and free cash flow (non-GAAP) to increase compared to 2025 primarily due to lower cash taxes and improved working capital performance, including other assets and liabilities, partially offset by lower Adjusted EBITDA and higher restructuring spending. We also expect the proceeds from the anticipated completion of the sale of our India commercial business to be used to pay down debt.
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
Restructuring and other spending
We expect to make payments, net of recoveries, of approximately $160 million to $185 million in 2026, which primarily consists of Project Foundation and the remaining obligations associated with Project Focus activities. Restructuring and other spending may be partially offset by cash proceeds from the sale of certain assets as part of Project Foundation, which are presented in Other investing activities on our consolidated statement of cash flows. As previously noted in the section titled "Results of Operations," we expect to incur approximately $700 million to $775 million of pre-tax restructuring charges in connection with Project Foundation in total over the life of the program. We have increased our previously disclosed range by approximately $140 million, which reflects the continued development of implementation plans and additional actions identified during execution of the program. This includes $490 million to $505 million of non-cash asset write-off charges, including the write-off of certain receivables due to a change in our commercial strategy in Latin America. The initiatives under Project Foundation are expected to deliver or more of annual run-rate savings by the end of 2027 once fully implemented. The targeted annual run-rate savings under Project Foundation has increased to $200 million by the end of 2027 from the program once fully implemented. The increase in run-rate savings is expected in connection with the significant increase to Project Foundation spending as previously discussed.
We have implemented substantially all the activities associated with Project Focus. During the six months ended June 30, 2026, we made cash payments of $58.8 million, which primarily include the cash payments required in association with contract abandonment activities executed under the program.
Capital additions
Projected 2026 capital expenditures are expected to be in the range of approximately $50 million to $70 million. The spending is lower than the prior year as a result of manufacturing footprint changes associated with Project Foundation.

Share repurchases
Except for purchases associated with our equity compensation plans, we have not made any share repurchases during the three months ended June 30, 2026 and we do not anticipate any share repurchases during 2026 in compliance with the amendment to the Company's credit agreement. See Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities for additional information regarding the Company's publicly announced repurchased program authorized in February 2022.
Dividends
During the six months ended June 30, 2026 and June 30, 2025, we paid dividends of $20.2 million and $145.5 million, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On July 16, 2026, we paid dividends totaling $10.2 million to our shareholders of record as of June 30, 2026. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. The company has a long history of returning cash to shareholders and will continue to evaluate its capital allocation on an ongoing basis. Increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2025 can be found within Part II, Item 7 of our 2025 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2026.
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
At June 30, 2026, our financial instrument position was a net asset of $11.4 million compared to a net liability of $9.5 million at December 31, 2025. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2026 and December 31, 2025, with all other variables (including interest rates) held constant. As of June 30, 2026 and December 31, 2025, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2026 and December 31, 2025, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at June 30, 2026	$11.4	$(24.2)	$11.3

Net asset (liability) position at December 31, 2025	$(9.5)	$(69.9)	$22.7
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2026 and December 31, 2025, we had no outstanding interest rate swap contracts, and, as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at June 30, 2026, is composed of 93 percent fixed-rate debt and 7 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2026, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $1.6 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.6 million for the six months ended June 30, 2026.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided in Derivative Financial Instruments and Market Risks, under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Other matters. For additional discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2025 Form 10-K, see Notes 11 and 18 to the consolidated financial statements as well as Note 18 included within the Form 10-Q for the three months ended March 31, 2026.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our 2025 Form 10-K, and the Company’s other filings with the SEC, which are available at www.sec.gov and on the Company’s website at www.fmc.com.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 2026	21,218	$15.56	—	$—	$825,000,142
May 2026	2,763	14.50	—	—	825,000,142
June 2026	49,115	11.34	—	—	825,000,142
Total Q2 2026	73,096	$12.68	—	$—	$825,000,142
___________________
(1)    Consists of shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares until December 31, 2028, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the six months ended June 30, 2026. At June 30, 2026, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2026, none of the directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.

ITEM 6.    EXHIBITS

*4.1
Indenture, dated as of June 5, 2026, by and between the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent. (Exhibit 4.1 to the Current Report on Form 8-K filed on June 5, 2026)

*4.2
Form of Global Note, representing the Company’s 8.000% Senior Secured Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1). (Exhibit 4.2 to the Current Report on Form 8-K filed on June 5, 2026)

*10.1	Real Estate Purchase and Sale Agreement Between FMC Corporation and Encor Elkton, LLC (Exhibit 10.1 to the Current Report on the Form 8-K filed on June 23, 2026)

*10.2
Amendment No. 7, dated as of June 16, 2026, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, each lender and issuing bank party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on the Form 8-K filed on June 23, 2026)

*†10.3
Stock Purchase Agreement, dated June 30, 2026, by and between FMC Corporation and Tessenderlo Group NV, including the form of Investor Agreement attached as Exhibit A thereto and the form of Registration Rights Agreement attached as Exhibit B thereto (Exhibit 10.1 to the Current Report on the Form 8-K filed on July 1, 2026)

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

* Incorporated by reference
† Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ ANDREW D. SANDIFER
Andrew D. Sandifer Executive Vice President and Chief Financial Officer
Date: July 30, 2026