Form 10-Q
period 2026-09-30
FMC CORP
filed 2026-10-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________

 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of September 30, 2026, there were 155,558,399 of the registrant's common shares outstanding.

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In millions, except per share data)	(unaudited)		(unaudited)
Revenue	$105.9	$542.2	$1,731.6	$2,384.1
Costs and Expenses
Costs of sales and services	507.5	413.3	1,544.5	1,532.2
Gross margin	$(401.6)	$128.9	$187.1	$851.9
Selling, general and administrative expenses	172.3	167.4	536.5	516.2
Research and development expenses	57.7	63.3	183.6	198.4
Restructuring and other charges (income)	480.6	294.5	779.9	349.0
Total costs and expenses	$1,218.1	$938.5	$3,044.5	$2,595.8
Income (loss) from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes	$(1,112.2)	$(396.3)	$(1,312.9)	$(211.7)
Non-operating pension, postretirement and other charges (income)	2.1	5.6	8.8	15.4
Interest expense, net	73.6	64.1	209.7	175.2
Income (loss) from continuing operations before income taxes	$(1,187.9)	$(466.0)	$(1,531.4)	$(402.3)
Provision (benefit) for income taxes	840.6	82.2	951.2	110.1
Income (loss) from continuing operations	$(2,028.5)	$(548.2)	$(2,482.6)	$(512.4)
Discontinued operations, net of income taxes	(36.8)	(20.4)	(50.2)	(4.0)
Net income (loss)	$(2,065.3)	$(568.6)	$(2,532.8)	$(516.4)
Less: Net income (loss) attributable to noncontrolling interests	1.6	0.7	2.0	1.7
Net income (loss) attributable to FMC stockholders	$(2,066.9)	$(569.3)	$(2,534.8)	$(518.1)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$(2,030.1)	$(548.9)	$(2,484.6)	$(514.1)
Discontinued operations, net of income taxes	(36.8)	(20.4)	(50.2)	(4.0)
Net income (loss) attributable to FMC stockholders	$(2,066.9)	$(569.3)	$(2,534.8)	$(518.1)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(15.26)	$(4.36)	$(19.35)	$(4.08)
Discontinued operations	(0.28)	(0.16)	(0.39)	(0.03)
Net income (loss) attributable to FMC stockholders	$(15.54)	$(4.52)	$(19.74)	$(4.11)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$(15.26)	$(4.36)	$(19.35)	$(4.08)
Discontinued operations	(0.28)	(0.16)	(0.39)	(0.03)
Net income (loss) attributable to FMC stockholders	$(15.54)	$(4.52)	$(19.74)	$(4.11)
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In millions)	(unaudited)		(unaudited)
Net income (loss)	$(2,065.3)	$(568.6)	$(2,532.8)	$(516.4)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation gain (loss) arising during the period	$14.6	$0.7	$47.4	$41.0
Total foreign currency adjustments (1)	$14.6	$0.7	$47.4	$41.0
Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax benefit (expense) of $(5.8) and $(6.3) for the three and nine months ended September 30, 2026, respectively and $(9.3) and $2.5 for the three and nine months ended September 30, 2025, respectively	$12.1	$28.7	$24.0	$(8.0)
Reclassification of deferred hedging (gains) losses and other, included in net income (loss), net of tax expense (benefit) of $3.0 and $6.0 for the three and nine months ended September 30, 2026, respectively and $8.8 and $9.9 for the three and nine months ended September 30, 2025, respectively (2)	(5.4)	(19.0)	(12.3)	(20.2)
Total derivative instruments, net of tax benefit (expense) of $2.8 and $0.3 for the three and nine months ended September 30, 2026, respectively and $(0.5) and $12.4 for the three and nine months ended September 30, 2025, respectively	$6.7	$9.7	$11.7	$(28.2)
Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax benefit (expense) of zero for each of the three and nine months ended September 30, 2026 and 2025	$2.0	$—	$1.8	$—
Reclassification of net actuarial and other (gains) losses and amortization of prior service costs and settlement charges, included in net income (loss), net of tax expense (benefit) of $(0.6) and $(2.1) for the three and nine months ended September 30, 2026, respectively and $(0.7) and $(1.9) for the three and nine months ended September 30, 2025, respectively (2)	2.2	2.2	8.1	7.4
Total pension and other postretirement benefits, net of tax benefit (expense) of $(0.6) and $(2.1) for the three and nine months ended September 30, 2026, respectively and $(0.7) and $(1.9) for the three and nine months ended September 30, 2025, respectively	$4.2	$2.2	$9.9	$7.4
Other comprehensive income (loss), net of tax	$25.5	$12.6	$69.0	$20.2
Comprehensive income (loss)	$(2,039.8)	$(556.0)	$(2,463.8)	$(496.2)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	4.6	0.9	4.5	2.6
Comprehensive income (loss) attributable to FMC stockholders	$(2,044.4)	$(556.9)	$(2,468.3)	$(498.8)
____________________
(1)Income taxes are not provided for foreign currency translation because the related investments are essentially permanent in duration.
(2)For more detail on the components of these reclassifications and the affected line item in the consolidated statements of income (loss), see Note 13.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value data)	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$735.8	$584.5
Trade receivables, net of allowance of $87.6 in 2026 and $43.3 in 2025	1,723.1	2,062.0
Inventories	1,326.5	1,219.6
Prepaid and other current assets	472.6	481.2
Assets held for sale	319.4	611.7
Total current assets	$4,577.4	$4,959.0
Investments	21.0	20.4
Property, plant and equipment, net	491.9	707.4
Other intangibles, net	1,995.9	2,361.8
Other assets including long-term receivables, net	388.6	423.0
Deferred income taxes	435.0	1,215.6
Total assets	$7,909.8	$9,687.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$222.8	$1,305.1
Accounts payable, trade and other	723.9	771.0
Advance payments from customers	67.8	453.1
Accrued and other liabilities	735.4	574.0
Accrued customer rebates	811.9	417.4
Guarantees of vendor financing	51.6	45.7
Accrued pension and other postretirement benefits, current	3.3	3.3
Income taxes	105.0	24.0
Liabilities held for sale	36.8	161.7
Total current liabilities	$2,758.5	$3,755.3
Long-term debt, less current portion	3,954.9	2,769.8
Accrued pension and other postretirement benefits, long-term	16.5	21.0
Environmental liabilities, continuing and discontinued	566.0	600.4
Deferred income taxes	44.1	54.1
Other long-term liabilities	560.3	387.7
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2026 or 2025	$—	$—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2026 and 2025; 185,983,792 shares issued in 2026 and 2025	18.6	18.6
Capital in excess of par value of common stock	982.9	972.0
Retained earnings	1,398.8	4,170.1
Accumulated other comprehensive income (loss)	(302.2)	(368.7)
Treasury stock, common, at cost, 30,425,393 shares in 2026 and 61,049,736 shares in 2025	(2,117.5)	(2,720.5)
Total FMC stockholders’ equity (deficit)	$(19.4)	$2,071.5
Noncontrolling interests	28.9	27.4
Total equity	$9.5	$2,098.9
Total liabilities and equity	$7,909.8	$9,687.2
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
(In millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income (loss)	$(2,532.8)	$(516.4)
Discontinued operations, net of income taxes	50.2	4.0
Income (loss) from continuing operations	$(2,482.6)	$(512.4)
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	$124.0	$130.5
Adjustments for commercial actions (1)	671.6	—
Restructuring and other charges (income)	779.9	349.0
Non-cash adjustments for India held for sale business	75.1	282.2
Deferred income taxes	786.3	106.1
Pension and other postretirement benefits	9.5	10.7
Share-based compensation	18.0	17.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	193.4	(311.6)
Guarantees of vendor financing	5.8	(42.8)
Advance payments from customers	(452.6)	(453.8)
Accrued customer rebates	93.8	342.5
Inventories	(194.3)	(146.6)
Accounts payable, trade and other	(60.7)	(28.2)
Income taxes	110.2	(135.4)
Pension and other postretirement benefit contributions	(5.4)	(2.7)
Environmental spending, continuing, net of recoveries	(26.7)	(23.8)
Restructuring and other spending (2)	(115.1)	(81.0)
Change in other operating assets and liabilities, net (3)	238.5	(163.9)
Cash provided (required) by operating activities of continuing operations	$(231.3)	$(663.3)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	$(25.1)	$(29.4)
Other discontinued spending	(29.1)	(24.3)
Cash provided (required) by operating activities of discontinued operations	$(54.2)	$(53.7)
____________________
(1)In response to challenging market conditions, we implemented comprehensive commercial actions to reflect pricing adjustments made on select products held by channel customers in key markets and modify the pricing and rebate model in North America.
(2)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the nine months ended September 30, 2026 includes spending of $18.3 million primarily in connection with the India held for sale business. For additional detail on restructuring and other charges activities, see Note 8.
(3)Changes in all periods primarily represent timing of payments associated with all other operating assets and liabilities. The change during the nine months ended September 30, 2026 includes $200.0 million of cash received as an initial prepurchase payment in connection with the licensing agreement for rimisoxafen entered into in June 2026. For more details on the transaction, refer to Note 3.

The accompanying Notes are an integral part of these consolidated financial statements.
(continued)

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2026	2025
(In millions)	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(29.7)	$(70.3)
Acquisitions, including cost and equity method, net	(0.6)	(2.1)
Proceeds from (disbursements for) the sale of the GSS business	(0.2)	(10.8)
Other investing activities	12.3	(1.2)
Cash provided (required) by investing activities of continuing operations	$(18.2)	$(84.4)
Cash provided (required) by financing activities of continuing operations:
Increase (decrease) in short-term debt	$(583.6)	$930.3
Financing fees and premiums (4)	(19.1)	(14.6)
Repayments of long-term debt	(500.0)	(500.1)
Proceeds from borrowing of long-term debt	1,200.0	750.0
Proceeds from issuance of common stock (5)	403.2	0.2
Fees associated with issuance of common stock (5)	(8.0)	—
Acquisition of noncontrolling interest	—	(8.6)
Distributions to noncontrolling interests	(3.0)	(5.0)
Dividends paid (6)	(30.4)	(218.4)
Other repurchases of common stock	(1.3)	(1.7)
Cash provided (required) by financing activities of continuing operations	$457.8	$932.1
Effect of exchange rate changes on cash and cash equivalents	(2.8)	9.7
Increase (decrease) in cash and cash equivalents	$151.3	$140.4
Cash and cash equivalents, beginning of period	$584.5	$357.3
Cash and cash equivalents, end of period	$735.8	$497.7
____________________
(4)Includes the make-whole premium paid in connection with the early redemption of certain debt instruments during the nine months ended September 30, 2025.
(5)During the nine months ended September 30, 2026, Tessenderlo Group purchased approximately 30 million shares at a price of $13.30 per share representing a minority equity investment in FMC. See Note 13 for more information on the transaction.
(6)See Note 13 regarding the quarterly cash dividend.
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $143.5 million and $130.0 million, and income taxes paid, net of refunds were $36.8 million and $156.3 million for the nine months ended September 30, 2026 and 2025, respectively. Non-cash additions to property, plant and equipment and other assets were $14.7 million and $16.1 million for the nine months ended September 30, 2026 and 2025, respectively. Non-cash investing activities include a $6.8 million and $10.9 million investment representing the deferred purchase price in a trade receivables securitization program for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	FMC Stockholders’ Equity
(In millions, except per share data)	Common stock, $0.10 par value	Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total equity
Balance at December 31, 2025	$18.6	$972.0	$4,170.1	$(368.7)	$(2,720.5)	$27.4	$2,098.9
Net income (loss)	—	—	(281.3)	—	—	0.1	(281.2)
Stock compensation plans	—	0.3	—	—	2.7	—	3.0
Shares for benefit plan trust	—	—	—	—	0.3	—	0.3
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	3.1	—	—	3.1
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	0.8	—	—	0.8
Foreign currency translation adjustments (1)	—	—	—	35.6	—	0.3	35.9
Dividends ($0.08 per share)	—	—	(10.0)	—	—	—	(10.0)
Repurchases of common stock	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2026	$18.6	$972.3	$3,878.8	$(329.2)	$(2,718.4)	$27.8	$1,849.9
Net income (loss)	—	—	(186.6)	—	—	0.3	(186.3)
Stock compensation plans	—	4.1	—	—	3.6	—	7.7
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.6	—	—	2.6
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	4.2	—	—	4.2
Foreign currency translation adjustments (1)	—	—	—	(2.3)	—	(0.8)	(3.1)
Dividends ($0.08 per share)	—	—	(10.2)	—	—	—	(10.2)
Repurchases of common stock	—	—	—	—	(0.7)	—	(0.7)
Distributions to noncontrolling interests	—	—	—	—	—	(3.0)	(3.0)
Balance at June 30, 2026	$18.6	$976.4	$3,682.0	$(324.7)	$(2,715.5)	$24.3	$1,661.1
Net income (loss)	—	—	(2,066.9)	—	—	1.6	(2,065.3)
Stock compensation plans	—	6.5	—	—	0.8	—	7.3
Shares for benefit plan trust	—	—	—	—	0.6	—	0.6
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	4.2	—	—	4.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	6.7	—	—	6.7
Foreign currency translation adjustments (1)	—	—	—	11.6	—	3.0	14.6
Dividends ($0.08 per share)	—	—	(12.7)	—	—	—	(12.7)
Repurchases of common stock	—	—	—	—	(0.1)	—	(0.1)
Common stock issued from treasury shares	—	—	(203.6)	—	596.7	—	393.1
Balance at September 30, 2026	$18.6	$982.9	$1,398.8	$(302.2)	$(2,117.5)	$28.9	$9.5
___________________________________
(1)See consolidated statements of comprehensive income (loss).

	FMC Stockholders’ Equity
(In millions, except per share data)	Common stock, $0.10 par value	Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Non-controlling interest	Total equity
Balance at December 31, 2024	$18.6	$966.5	$6,637.5	$(410.6)	$(2,724.5)	$21.3	$4,508.8
Net income (loss)	—	—	(15.5)	—	—	(0.1)	(15.6)
Stock compensation plans	—	2.9	—	—	1.6	—	4.5
Shares for benefit plan trust	—	—	—	—	(0.1)	—	(0.1)
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.5	—	—	2.5
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(13.4)	—	—	(13.4)
Foreign currency translation adjustments (1)	—	—	—	6.4	—	0.3	6.7
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Repurchases of common stock	—	—	—	—	(1.4)	—	(1.4)
Acquisitions to noncontrolling interest (2)	—	(15.7)	—	—	—	8.1	(7.6)
Balance at March 31, 2025	$18.6	$953.7	$6,549.2	$(415.1)	$(2,724.4)	$29.6	$4,411.6
Net income (loss)	—	—	66.7	—	—	1.1	67.8
Stock compensation plans	—	6.9	—	—	—	—	6.9
Shares for benefit plan trust	—	—	—	—	3.8	—	3.8
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.7	—	—	2.7
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	(24.5)	—	—	(24.5)
Foreign currency translation adjustments (1)	—	—	—	33.2	—	0.4	33.6
Dividends ($0.58 per share)	—	—	(72.8)	—	—	—	(72.8)
Acquisitions to noncontrolling interest (2)	—	(1.0)	—	—	—	—	(1.0)
Balance at June 30, 2025	$18.6	$959.6	$6,543.1	$(403.7)	$(2,720.6)	$31.1	$4,428.1
Net income (loss)	—	—	(569.3)	—	—	0.7	(568.6)
Stock compensation plans	—	6.6	—	—	—	—	6.6
Net pension and other benefit actuarial gains (losses) and prior service costs, net of income tax (1)	—	—	—	2.2	—	—	2.2
Net hedging gains (losses) and other, net of income tax (1)	—	—	—	9.7	—	—	9.7
Foreign currency translation adjustments (1)	—	—	—	0.5	—	0.2	0.7
Dividends ($0.58 per share)	—	—	(72.9)	—	—	—	(72.9)
Distributions to noncontrolling interests	—	—	—	—	—	(5.0)	(5.0)
Balance at September 30, 2025	$18.6	$966.2	$5,900.9	$(391.3)	$(2,720.6)	$27.0	$3,800.8
___________________________________
(1)See consolidated statements of comprehensive income (loss).
(2)See Note 13 for more detail on transactions with noncontrolling interest.

The accompanying Notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited)
Note 1: Financial Information and Accounting Policies
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our statements of results of operations for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025, changes in equity for the three and nine months ended September 30, 2026 and 2025, and our financial positions as of September 30, 2026 and December 31, 2025. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results of operations for the full year. The consolidated balance sheet as of December 31, 2025 was audited by our independent registered public accountants. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2025 (the "2025 Form 10-K").
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
Following entry into the definitive agreement, we evaluated the remaining carrying value of the net assets associated with the business. The carrying value of the India held for sale business decreased from $450.0 million as of December 31, 2025 to $260.0 million as of September 30, 2026. The difference between the adjusted carrying value and the estimated fair value, less costs to sell, was recorded as an asset impairment of $57.1 million during the nine months ended September 30, 2026, reflected within the Restructuring and other charges line item on the consolidated statement of income (loss). In addition to the asset impairment charge recorded during the period, we also recognized receivable collections during the period that reduced the remaining carrying value of the net assets identified for sale. The carrying value of the held for sale business is comprised of $282.6 million of net assets held for sale as presented on the consolidated balance sheet and a gain of $22.6 million related to foreign currency translation in connection with the assets identified for disposal. The foreign currency translation gains are recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet and will be reclassified to the consolidated statement of income (loss) upon close of the sale.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The table below summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet:

(in millions)	September 30, 2026
Trade receivables, net of allowance of $3.2 million	$77.6
Inventories	231.5
Prepaid and other current assets	88.4
Property, plant and equipment, net	5.9
Goodwill	163.1
Other assets	4.8
Impairment on assets held for sale	(251.9)
Assets held for sale	$319.4

Accounts payable, trade and other	$4.4
Accrued and other liabilities	10.2
Accrued customer rebates	22.2
Liabilities held for sale	$36.8
Net assets held for sale	$282.6
Accumulated foreign currency translation losses (gains)	(22.6)
Carrying value of India held for sale business	$260.0
Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
On November 4, 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to require disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements. The standard is effective for FMC beginning with the Form 10-K for the year ended December 31, 2027, and early adoption is permitted. The guidance is required to be applied prospectively and amendments in the ASU may be applied prospectively or retrospectively. We are currently evaluating the impact this standard will have on our disclosures.

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
The following table provides information about disaggregated revenue by major geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
North America (1)	$(370.7)	$244.4	$75.7	$751.7
Latin America (1)	264.3	463.1	719.2	980.3
Europe, Middle East & Africa (EMEA)	121.0	154.5	642.0	687.7
Asia (2)	91.3	(319.8)	294.7	(35.6)
Total Revenue	$105.9	$542.2	$1,731.6	$2,384.1
____________________
(1)In response to challenging market conditions, we implemented comprehensive commercial actions in Brazil, Argentina, the United States and Canada to reflect pricing adjustments made on select products held by channel customers as well as modify our pricing and rebate model in North America. As a result, we recorded approximately $535 million and $104 million in revenue charges in North America and Latin America, respectively, during the three and nine months ended September 30, 2026.
(2)During the three and nine months ended September 30, 2025, we took several intentional commercial actions to prepare the India commercial business for sale. These actions to position the India business for sale resulted in revenue charges of $419 million for the India business in the third quarter of 2025 and included the recognition of actual inventory returns during the period, an increase to the reserve for future sales returns, and various pricing actions to assist with the acceleration of receivable collection. Refer to Note 1 for further details on the India held for sale business.
The following table provides information about disaggregated revenue by major product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Insecticides	$288.9	$204.4	$1,053.0	$1,132.4
Herbicides	(279.7)	219.9	352.2	868.1
Fungicides	39.4	89.3	183.6	222.4
Plant Health	31.4	35.2	115.5	125.3
Other	25.9	(6.6)	27.3	35.9
Total Revenue (1)(2)	$105.9	$542.2	$1,731.6	$2,384.1
____________________
(1)The three and nine months ended September 30, 2026 includes revenue charges of approximately $639 million in connection with commercial actions implemented during the period, which impacted the insecticides, herbicides, and fungicides product categories above.
(2)The three and nine months ended September 30, 2025 includes revenue charges of approximately $419 million driven by the intentional commercial actions to prepare the India commercial business for sale. Refer to Note 1 for further details on the India held for sale business.

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
The following table presents the opening and closing balances of our receivables, net of allowances and contract liabilities from contracts with customers:

(in Millions)	Balance as of September 30, 2026	Balance as of December 31, 2025	Increase (Decrease)
Receivables from contracts with customers, net of allowances (1)	$1,751.2	$2,137.1	$(385.9)
Contract liabilities: Advance payments from customers (2)	267.8	453.1	(185.3)
____________________
(1)Amount includes $1,723.1 million of trade receivables and $28.1 million of net long-term customer receivables as of September 30, 2026. See Note 5 for more information.
(2)Amount includes $67.8 million of short-term advance payments from customers and $200.0 million of long-term advance payments from customers as of September 30, 2026. The long-term advance payments from customers includes the deferred revenue recognized in connection with the licensing agreement discussed further below and recorded in Other long-term liabilities on the consolidated balance sheet. The amount of revenue recognized in the nine months ended September 30, 2026 that was included in the opening contract liability balance is $452.6 million.
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
In June 2026, we entered into a co-exclusive strategic supply and license agreement with Corteva, Inc. Under the terms of the agreement, which extends through the next decade, FMC retains all rights of ownership to rimisoxafen and will supply Corteva, Inc. with the active ingredient. Both companies will develop and commercialize their own exclusive premix formulations for the corn and soybean markets across North and South America, while FMC will continue to develop additional rimisoxafen-based products for other crops and geographies globally. In connection with the closing of the transaction, Corteva made an initial prepurchase cash payment of $200.0 million for rimisoxafen to be supplied by FMC, which was recognized as deferred revenue and is included in Other long-term liabilities on the consolidated balance sheet as of September 30, 2026.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 4: Intangible Assets
Our intangible assets consist of the following:

	September 30, 2026			December 31, 2025
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$1,143.8	$(571.3)	$572.5	$1,155.4	$(534.8)	$620.6
Patents	0.6	(0.6)	—	0.6	(0.6)	—
Brands (1)	69.8	(37.0)	32.8	68.2	(29.1)	39.1
Purchased and licensed technologies	133.3	(63.8)	69.5	136.8	(57.9)	78.9
Other intangibles	2.4	(1.9)	0.5	2.4	(1.9)	0.5
	$1,349.9	$(674.6)	$675.3	$1,363.4	$(624.3)	$739.1

Intangible assets not subject to amortization (indefinite-lived)
Crop Protection Brands (2)	$953.8		$953.8	$1,241.3		$1,241.3
Brands (1)	355.2		355.2	369.3		369.3
In-process research & development	11.6		11.6	12.1		12.1
	$1,320.6		$1,320.6	$1,622.7		$1,622.7
Total intangible assets	$2,670.5	$(674.6)	$1,995.9	$2,986.1	$(624.3)	$2,361.8
____________________
(1)Represents trademarks, trade names and know-how.
(2)Represents proprietary brand portfolios, consisting of trademarks, trade names and know-how, of our crop protection brands.
We perform our indefinite-lived intangible asset impairment tests at least annually. Our fiscal year 2026 annual indefinite-lived intangible asset impairment test was performed during the three months ended September 30, 2026. At the time of the annual impairment test which uses a July 31 measurement date, we determined no indefinite-lived asset impairment existed and the estimated fair values also exceeded the carrying value for each of our indefinite-lived intangible assets. During the third quarter of 2026, we experienced a decline in operating performance, revised our expectations regarding future operating results and cash flows, and considered the increased uncertainty associated with future forecasts. As a result of these factors and the commercial actions implemented during the quarter, we performed an additional impairment test of certain indefinite-lived intangible assets. Based on the results of that assessment, we recorded a non-cash impairment charge of $287.5 million to our Crop Protection Brands intangible asset during the nine months ended September 30, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Amortization expense	$18.6	$18.3	$56.0	$54.7
The full year estimated pre-tax amortization expense for the year ended December 31, 2026 and each of the succeeding five years is approximately $72.0 million, $71.3 million, $71.0 million, $67.4 million, $66.1 million, and $63.5 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 5: Receivables
The following table displays a roll forward of the allowance for doubtful trade receivables.

(in Millions)
Balance, December 31, 2024	$39.4
Additions - charged to expense	8.5
Transfer from (to) allowance for credit losses (see below)	(0.4)
Net recoveries, write-offs and other	(0.5)
India held for sale (See Note 1)	(3.7)
Balance, December 31, 2025	$43.3
Additions - charged (credited) to expense (1)	42.9
Transfer from (to) allowance for credit losses (see below)	(0.6)
Net recoveries, write-offs and other	1.5
India held for sale (See Note 1)	0.5
Balance, September 30, 2026	$87.6
____________________
(1)Includes approximately $32 million of charges recorded to Cost of sales and services on our consolidated statement of income in connection certain receivables in Latin America as part of the commercial actions implemented during the third quarter of 2026.
We have non-current receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The net long-term customer receivables were $28.1 million as of September 30, 2026. These long-term customer receivable balances and the corresponding allowance are included in Other assets including long-term receivables, net on the consolidated balance sheets.
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
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables:

(in Millions)
Balance, December 31, 2024	$21.3
Additions - charged (credited) to expense	9.0
Transfer from (to) allowance for doubtful accounts (see above)	0.4
Foreign currency adjustments	1.2
Net recoveries, write-offs and other	(0.4)
Balance, December 31, 2025	$31.5
Additions - charged (credited) to expense(1)(2)	104.9
Transfer from (to) allowance for doubtful accounts (see above)	0.6
Foreign currency adjustments	—
Net recoveries, write-offs and other (1)(2)	(100.0)
Balance, September 30, 2026	$37.0
____________________
(1)Includes approximately $5 million of charges recorded to Cost of sales and services on our consolidated statement of income in connection certain receivables in Latin America as part of the commercial actions implemented during the third quarter of 2026.
(2)Includes the charge and write-off of approximately $92.6 million of certain receivables recorded in connection with Project Foundation due to a change in our commercial strategy, primarily in Latin America. The charge was recorded as a component of Restructuring and other charges (income) on the consolidated statement of income (loss). Refer to Note 8 for further information.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Receivables Securitization Facility:
FMC participates in certain trade receivables securitization programs, primarily impacting our Brazilian operations. On a revolving basis, FMC may sell certain trade receivables into the securitization facilities in exchange for cash. A portion of the total receivables sold are deferred as an asset within Other assets including long-term receivables, net as presented on our consolidated balance sheets representing FMC’s beneficial interest in the securitization funds.
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
There were $134.4 million and $134.0 million in receivables sold under the securitization programs during the nine months ended September 30, 2026 and 2025, respectively. A charge of $16.7 million and $10.4 million associated with the transfer of these financial assets is included as a component within Selling, general and administrative expenses during the nine months ended September 30, 2026 and 2025, respectively.
As part of funding our interest for all outstanding arrangements under the securitization programs, approximately $33.6 million of the receivables sold are retained by the investment fund and will be returned to FMC, including interest, at the maturity of the securitization. This asset is within Other assets including long-term receivables, net on the consolidated balance sheets.
Other Receivable Factoring:
In addition to the above, we may sell trade receivables on a non-recourse basis to third-party financial institutions. These sales are normally driven by specific market conditions, including, but not limited to, foreign exchange environments, customer credit management, as well as other factors where the receivables originate.
We account for these transactions as true sales and as a result they are no longer recognized on the consolidated balance sheets because the agreements transfer effective control and risk related to the receivables to the buyers. The net cash proceeds received are presented within cash provided by operating activities within our consolidated statements of cash flows. The cost of factoring these accounts receivables is recorded within Selling, general and administrative expenses on the consolidated statements of income (loss) and has been immaterial during each reporting period. Non-recourse factoring was $85.0 million and $206.2 million during the nine months ended September 30, 2026 and 2025, respectively.
Note 6: Inventories

Inventories consisted of the following:

(in Millions)	September 30, 2026	December 31, 2025
Finished goods	$510.2	$482.6
Work in process	654.1	552.7
Raw materials, supplies and other	162.2	184.3
Net inventories	$1,326.5	$1,219.6

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2026	December 31, 2025
Property, plant and equipment	$1,623.9	$1,602.6
Accumulated depreciation	(1,132.0)	(895.2)
Property, plant and equipment, net	$491.9	$707.4

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Restructuring charges	$175.9	$49.9	$409.9	$76.5
Other charges (income), net	304.7	244.6	370.0	272.5
Total restructuring and other charges (income)	$480.6	$294.5	$779.9	$349.0
Restructuring charges
For detail on restructuring activities that commenced prior to 2026, see Note 7 to our consolidated financial statements included within our 2025 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits	Other Charges (Income) (1)	Asset Disposal Charges (Income) (2)	Total
Project Focus	$—	$1.1	$—	$1.1
Project Foundation	36.2	51.7	86.8	174.7
Other items	—	0.1	—	0.1
Three Months Ended September 30, 2026	$36.2	$52.9	$86.8	$175.9

Project Focus	$6.7	$8.0	$35.0	$49.7
Other items	—	0.2	—	0.2
Three Months Ended September 30, 2025	$6.7	$8.2	$35.0	$49.9

Project Focus	$0.5	$7.8	$—	$8.3
Project Foundation	47.7	67.9	285.7	401.3
Other items	—	0.3	—	0.3
Nine Months Ended September 30, 2026	$48.2	$76.0	$285.7	$409.9

Project Focus	$16.3	$19.5	$40.6	$76.4
Other items	(0.4)	0.5	—	0.1
Nine Months Ended September 30, 2025	$15.9	$20.0	$40.6	$76.5
____________________
(1)Other charges primarily represent third-party costs associated with various restructuring activities. Other income, if applicable, primarily represents favorable developments on previously recorded exit costs and recoveries associated with restructuring.
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Project Foundation
In December 2025, the Board of Directors approved management’s comprehensive plan, referred to as Project Foundation, to further optimize FMC’s cost structure and organizational operations. A key component of this initiative is the Manufacturing Restructuring Program, which focuses on redesigning FMC’s manufacturing footprint. This includes exiting certain high-cost active ingredient and formulation plants and transitioning production to lower-cost sources. During the nine months ended September 30, 2026, we incurred non-cash asset write-offs and accelerated depreciation costs of $193.1 million primarily associated with the planned exit of certain production activities. As part of the broader strategic shift under Project Foundation, we plan to focus on increased direct engagement with growers in certain countries, primarily in Latin America. The transition to this commercial model led to the realignment of certain customer relationships, which resulted in additional non-cash write-offs of approximately $92.6 million of long-term receivables during the nine months ended September 30, 2026. We also incurred severance and employee separation costs of $47.7 million and other miscellaneous charges of $67.9 million, which include contract exit costs and professional service provider costs. The remaining amounts associated with Project Foundation will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.
Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude write-offs of fixed assets, asset impairment charges and asset retirement obligations.

(in Millions)	Balance at December 31, 2025 (5)	Change in reserves (4)	Cash payments	Other (5)	Balance at September 30, 2026 (5)
Project Focus (1)	$106.2	$8.3	$(59.7)	$(0.1)	$54.7
Project Foundation (2)	1.8	129.3	(36.8)	(0.2)	94.1
DuPont Crop restructuring (3)	2.9	—	—	—	2.9
Other workforce related and facility shutdowns (4)	0.7	0.1	(0.3)	—	0.5
Total	$111.6	$137.7	$(96.8)	$(0.3)	$152.2
____________________
(1)Relates to the global restructuring plan initiated in 2023. The reserve consists primarily of contract abandonment charges recorded during 2024 resulting from the reorganization of our supply chain footprint.
(2)Relates to management’s comprehensive plan initiated in 2025 and primarily relates to severance charges and related benefit costs as well as other miscellaneous fees, which include contract exit costs and professional service provider costs.
(3)Represents remaining cash spending on facility separation costs associated with DuPont Crop restructuring activities.
(4)Includes exit costs related to workforce reductions and facility shutdowns on previously implemented restructuring initiatives.
(5)Included in Accrued and other liabilities and Other long-term liabilities on the consolidated balance sheets.

Other charges (income), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Environmental charges, net	$3.8	$4.9	$13.1	$15.8
India held for sale business	13.5	227.4	70.1	227.4
Impairment of intangible assets	287.5	—	287.5	—
Currency related matters	—	7.7	—	7.7
Furadan® product exit	—	—	—	11.9
Other items, net	(0.1)	4.6	(0.7)	9.7
Other charges (income), net	$304.7	$244.6	$370.0	$272.5

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
India held for sale business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. In May 2026, the Company announced that it has signed a definitive agreement to sell the India commercial business to Crystal Crop Protection Limited for consideration of $252 million, subject to customary adjustments for cash, debt and working capital. The assets related to this business have been classified as held for sale since the third quarter of 2025. During the nine months ended September 30, 2026, we recorded an impairment charge of $57.1 million to record the assets at the estimated fair value, less costs to sell and we also incurred $13.0 million in charges for third party provider costs in connection with preparing the India business for sale. Refer to Note 1 for further details on the India held for sale business.
Impairment of intangible assets
During the third quarter of 2026, we experienced a decline in operating performance, revised our expectations regarding future operating results and cash flows, and considered the increased uncertainty associated with future forecasts. As a result of these factors and the commercial actions implemented during the quarter, we performed a test of our intangible assets for impairment. We recorded a $287.5 million impairment charge during the nine months ended September 30, 2026 in connection with the impairment test.
Note 9: Debt
Debt maturing within one year:

(in Millions)	September 30, 2026	December 31, 2025
Short-term foreign debt (1)	$63.2	$76.5
Revolving Credit Facility (2)	150.0	643.0
Total short-term debt	$213.2	$719.5
Current portion of long-term debt	9.6	585.6
Total short-term debt and current portion of long-term debt	$222.8	$1,305.1
____________________
(1)At September 30, 2026, the average effective interest rate on the borrowings was 12.8 percent.
(2)At September 30, 2026, the average effective interest rate on the borrowings was 5.2 percent.

Revolving Credit Facility
The Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022 (the "Revolving Credit Facility") allows the Company to borrow up to $2 billion, with the option to increase the capacity of the facility up to $2.75 billion. As of September 30, 2026, borrowings under the Revolving Credit Facility were $150.0 million. In accordance with U.S. GAAP, we have classified the borrowings as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028.
Letters of credit outstanding under the Revolving Credit Facility totaled $188.6 million and available funds under this facility were $1,661.4 million at September 30, 2026.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Long-term debt:

(in Millions)	September 30, 2026
	Interest Rate Percentage	Maturity Date	September 30, 2026	December 31, 2025
Pollution control and industrial revenue bonds (less unamortized discounts of $0.1 in each period)	6.45%	2032	$49.9	$49.9
Senior notes (less unamortized discount of $1.3 and $1.4, respectively)	3.5% - 6.4%	2029 - 2053	1,998.7	2,498.6
Senior Secured Notes	8.0%	2031	1,200.0	—
Subordinated Notes	8.45%	2055	750.0	750.0
Foreign debt	12.3%	2026	9.6	86.0
Debt issuance cost			(43.7)	(29.1)
Total long-term debt			$3,964.5	$3,355.4
Less: debt maturing within one year			9.6	585.6
Total long-term debt, less current portion			$3,954.9	$2,769.8
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
Revolving Credit Facility Amendments
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
To secure the obligations under the Revolving Credit Facility, the Company designated certain of its subsidiaries as guarantors and granted security interests in certain assets and pledged certain equity interests of the Company and those of certain subsidiaries. The April 2026 Amendment also makes certain modifications to the negative covenants on liens, fundamental changes, and indebtedness, and adds negative covenants on transfers of material assets and other items. Additionally, the April 2026 Amendment establishes a maximum secured leverage ratio (measured as the ratio of secured debt to adjusted earnings) of not more than 3.50 as of the last day of each quarter. In June 2026, the Company entered into Amendment No. 7 to amend the limitation on liens in the Revolving Credit Facility and release the security interests on certain collateral that were previously granted by the Company and certain of its subsidiaries as collateral to secure the obligations under the Revolving Credit Facility. Financing fees associated with these amendments were not material, have been deferred and will be recognized as interest expense over the life of the agreement.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The maximum leverage ratio was not tested for the four consecutive quarters ended September 30, 2026 in connection with the April 2026 Amendment. Our actual interest coverage for the four consecutive quarters ended September 30, 2026 was 2.28, which is above the minimum interest coverage of 2.00. Our actual maximum secured leverage ratio for the four consecutive quarters ended September 30, 2026 was 1.37, which is below the newly established maximum secured leverage ratio of 3.50. We were in compliance with all covenants at September 30, 2026.
In October 2026, the Company entered into Amendment No. 8 to the Revolving Credit Facility, which requires the Company to use net proceeds received upon completion of the sale of the India commercial business to repay debt under the Revolving Credit Facility or for general corporate or working capital purposes. This amendment also conditionally releases certain guarantors from their guarantees and certain assets from the security interest previously granted by the Company and certain of its subsidiaries to secure the obligations under the Revolving Credit Facility to facilitate certain actions required in advance of the sale of the India commercial business.
Note 10: Discontinued Operations
Discontinued operations include adjustments to retained assets and liabilities as well as provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjustment for workers’ compensation, product liability, other postretirement benefits and other, net of income tax benefit (expense) of $1.7 and $(0.4) for the three and nine months ended September 30, 2026 respectively, and $(8.9) and $(9.2) for the three and nine months ended September 30, 2025, respectively	$1.8	$(8.7)	$(1.0)	$(7.2)
Provision for environmental liabilities and expenses, net of recoveries, net of income tax benefit (expense) of $(1.0) and $0.1 for the three and nine months ended September 30, 2026 respectively, and $0.7 and $2.1 for the three and nine months ended September 30, 2025, respectively	(25.0)	(2.9)	(29.4)	(8.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $(1.7) and zero for the three and nine months ended September 30, 2026 respectively, and $2.3 and $(3.0) for the three and nine months ended September 30, 2025, respectively (1)	(13.6)	(8.8)	(19.8)	11.3
Discontinued operations, net of income taxes	$(36.8)	$(20.4)	$(50.2)	$(4.0)
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 11: Environmental Obligations
We have reserves for potential environmental obligations which we consider probable and which we can reasonably estimate. The following table is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Gross	Recoveries (3)	Net
Total environmental reserves at December 31, 2025	$705.7	$(13.0)	$692.7
Provision (Benefit)	43.8	(0.6)	43.2
(Spending) Recoveries	(53.5)	1.0	(52.5)
Foreign currency translation adjustments	(4.3)	—	(4.3)
Net change	(14.0)	0.4	(13.6)
Total environmental reserves at September 30, 2026	$691.7	$(12.6)	$679.1

Environmental reserves, current (1)	$113.5	$(0.4)	$113.1
Environmental reserves, long-term (2)	578.2	(12.2)	566.0
Total environmental reserves at September 30, 2026	$691.7	$(12.6)	$679.1
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
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $304 million at September 30, 2026. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below provides a roll forward of our environmental recoveries representing probable realization of claims against insurance carriers and other third parties. These recoveries are recorded as Prepaid and other current assets and Other assets including long-term receivables, net in the consolidated balance sheets.

(in Millions)	December 31, 2025	Increase (Decrease) in recoveries	Cash received	September 30, 2026
Environmental recoveries	$6.6	$0.7	$(0.7)	$6.6

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Our net environmental provisions relate to costs for the continued cleanup of both continuing and discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Environmental provisions, net - recorded to liabilities (1)	$28.0	$8.6	$43.3	$26.4
Environmental provisions, net - recorded to assets (2)	(0.2)	(0.1)	(0.7)	(0.4)
Environmental provision, net	$27.8	$8.5	$42.6	$26.0

Continuing operations (3)	$3.8	$4.9	$13.1	$15.8
Discontinued operations (4)	24.0	3.6	29.5	10.2
Environmental provision, net	$27.8	$8.5	$42.6	$26.0
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
Portland Harbor
FMC is listed as a potentially responsible party ("PRP") in the Portland Harbor Superfund Site ("Portland Harbor"), that consists of the river sediment and upland area of a 10-mile section of the Lower Willamette River in Portland, Oregon that runs through an industrialized area. FMC formerly owned and operated a manufacturing site adjacent to this section of the river and has since sold its interest in this discontinued business. As part of the Administrative Settlement Agreement and Order of Consent entered between FMC and U.S. Environmental Protection Agency ("EPA") to prepare the design of the remedy of the area at and around FMC’s former operations, FMC submitted a preliminary design report in September 2026 to the EPA, which included the proposed remedy for this area. The information in the design report is only sufficient to establish a range of probable costs associated with the future implementation of the remedy in this area. FMC is currently participating in a confidential allocation and mediation process for these costs and certain other costs among all PRPs associated with Portland Harbor. Concurrently settlement discussions are ongoing between EPA and PRPs. Based upon preliminary allocation determinations and the submission of the preliminary design report, we recorded an increase to the reserve of approximately $20 million during the three months ended September 30, 2026, which is the lower end of the range of our liability at Portland Harbor in accordance with our accounting policy. Because of the uncertainty related to the allocation and mediation process, and the settlement negotiations with EPA, we may record additional charges, including an additional $31 million considered reasonably possible at this time. We cannot say whether the ultimate resolution of our potential obligations at Portland Harbor will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, adverse results in the final outcome of the allocation and mediation process and the settlement negotiations could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 12: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the three and nine months ended September 30, 2026, there were 5.5 million and 5.3 million potential common shares excluded from Diluted EPS, respectively. For both the three and nine months ended September 30, 2025, there were 3.5 million potential common shares excluded from Diluted EPS.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$(2,030.1)	$(548.9)	$(2,484.6)	$(514.1)
Discontinued operations, net of income taxes	(36.8)	(20.4)	(50.2)	(4.0)
Net income (loss) attributable to FMC stockholders	$(2,066.9)	$(569.3)	$(2,534.8)	$(518.1)
Less: Distributed and undistributed earnings allocable to restricted award holders	—	2.8	(0.2)	3.1
Net income (loss) allocable to common stockholders	$(2,066.9)	$(566.5)	$(2,535.0)	$(515.0)
Basic earnings (loss) per common share attributable to FMC stockholders:(1)
Continuing operations	$(15.26)	$(4.36)	$(19.35)	$(4.08)
Discontinued operations	(0.28)	(0.16)	(0.39)	(0.03)
Net income (loss) attributable to FMC stockholders	$(15.54)	$(4.52)	$(19.74)	$(4.11)
Diluted earnings (loss) per common share attributable to FMC stockholders:(1)
Continuing operations	$(15.26)	$(4.36)	$(19.35)	$(4.08)
Discontinued operations	(0.28)	(0.16)	(0.39)	(0.03)
Net income (loss) attributable to FMC stockholders	$(15.54)	$(4.52)	$(19.74)	$(4.11)
Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,047	125,196	128,411	125,145
Weighted average additional shares assuming conversion of potential common shares	—	—	—	—
Shares – diluted basis	133,047	125,196	128,411	125,145
(1) The sum of quarterly earnings per common share may differ from the full-year amount.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2025	$(135.1)	$(29.7)	$(203.9)	$(368.7)
2026 Activity
Other comprehensive income (loss) before reclassifications	44.9	24.0	1.8	70.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12.3)	8.1	(4.2)
Net current period other comprehensive income (loss)	$44.9	$11.7	$9.9	$66.5
Accumulated other comprehensive income (loss), net of tax at September 30, 2026	$(90.2)	$(18.0)	$(194.0)	$(302.2)

(in Millions)	Foreign currency adjustments	Derivative Instruments (1)	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2024	$(183.9)	$(17.5)	$(209.2)	$(410.6)
2025 Activity
Other comprehensive income (loss) before reclassifications	40.1	(8.0)	—	32.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20.2)	7.4	(12.8)
Net current period other comprehensive income (loss)	$40.1	$(28.2)	$7.4	$19.3
Accumulated other comprehensive income (loss), net of tax at September 30, 2025	$(143.8)	$(45.7)	$(201.8)	$(391.3)
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

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the Consolidated Statements of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Derivative instruments
Gain (loss) on foreign currency contracts	$8.9	$28.3	$19.8	$31.6	Costs of sales and services
Gain (loss) on foreign currency contracts	—	—	—	—	Selling, general and administrative expenses
Gain (loss) on interest rate contracts	(0.5)	(0.5)	(1.5)	(1.5)	Interest expense, net
Total before tax	$8.4	$27.8	$18.3	$30.1
Benefit (provision) for income taxes	(3.0)	(8.8)	(6.0)	(9.9)	Benefit (provision) for income taxes
Amount included in net income (loss)	$5.4	$19.0	$12.3	$20.2

Pension and other postretirement benefits (2)
Amortization of unrecognized net actuarial and other gains (losses)	$(2.7)	$(2.8)	$(8.9)	$(9.0)	Non-operating pension, postretirement and other charges (income)
Recognized (gain) loss due to curtailments, settlements, and other	(0.1)	(0.1)	(1.3)	(0.3)	Non-operating pension, postretirement and other charges (income)
Total before tax	$(2.8)	$(2.9)	$(10.2)	$(9.3)
Benefit (provision) for income taxes	0.6	0.7	2.1	1.9	Benefit (provision) for income taxes; Discontinued operations, net of income taxes
Amount included in net income (loss)	$(2.2)	$(2.2)	$(8.1)	$(7.4)
Total reclassifications for the period	$3.2	$16.8	$4.2	$12.8	Amount included in net income
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
Tessenderlo Group Minority Equity Investment
In September 2026, Tessenderlo Group, a Belgian-based industrial group, purchased 30,319,166 shares at a price of $13.30 per share representing a minority equity investment in the Company or approximately 20 percent of the outstanding shares of FMC common stock. During the nine months ended September 30, 2026, we received proceeds of $403.2 million, which were used to pay down borrowings under our Revolving Credit Facility and for general corporate purposes. In connection with the completion of the transaction, we paid $8.0 million of fees to third-party providers.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Dividends and Share Repurchases
During the nine months ended September 30, 2026 and 2025, we paid dividends of $30.4 million and $218.4 million, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On October 15, 2026, we paid dividends totaling $12.6 million to our shareholders of record as of September 30, 2026. This amount is included in Accrued and other liabilities on the consolidated balance sheet as of September 30, 2026. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. Increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares with the exception of share repurchases under our equity compensation plans until December 31, 2028. Therefore, there were no share repurchases under the publicly announced repurchase program during the nine months ended September 30, 2026. At September 30, 2026, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. Share repurchases in excess of issuances are subject to a 1 percent excise tax imposed by the 2022 Inflation Reduction Act. This tax is included as part of the cost basis of the shares acquired.
Note 14: Leases
For additional detail on the Company's leases and related policies, see Note 16 to our consolidated financial statements included within our 2025 Form 10-K.
The right-of-use ("ROU") asset and lease liability balances as of September 30, 2026 and December 31, 2025 were as follows:

(in Millions)	Classification	September 30, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other assets including long-term receivables, net	$100.8	$104.9
Liabilities
Operating lease current liabilities	Accrued and other liabilities	$28.7	$26.3
Operating lease noncurrent liabilities	Other long-term liabilities	89.9	97.6
The components of lease expense for the nine months ended September 30, 2026 and 2025 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	Lease Cost Classification	2026	2025	2026	2025
Lease Cost
Operating lease cost	Costs of sales and services / Selling, general and administrative expenses	$7.7	$7.4	$25.6	$24.9
Variable lease cost	Costs of sales and services / Selling, general and administrative expenses	1.8	2.0	5.3	8.3
Total lease cost		$9.5	$9.4	$30.9	$33.2

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)

September 30, 2026
Operating Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.0
Weighted-average discount rate	5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8.1)	$(7.9)	$(27.1)	$(27.6)
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$9.6	$3.4	$26.1	$21.6
The following table represents our future minimum operating lease payments as of, and subsequent to, September 30, 2026 under ASC 842:

(in Millions)	Operating Leases Total
Maturity of Lease Liabilities
2026 (excluding the nine months ending September 30, 2026)	$8.8
2027	32.5
2028	28.2
2029	22.1
2030	17.3
Thereafter	25.6
Total undiscounted lease payments	$134.5
Less: Present value adjustment	(15.9)
Present value of lease liabilities	$118.6

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income):

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.2	$0.3	$—	$—	$0.8	$1.0	$—	$—
Interest cost	10.5	11.9	0.1	0.1	31.9	35.8	0.2	0.3
Expected return on plan assets	(11.3)	(11.9)	—	—	(33.9)	(36.0)	—	—
Amortization of net actuarial and other (gain) loss	2.9	3.2	(0.3)	(0.3)	9.9	10.1	(0.8)	(0.8)
Recognized (gain) loss due to curtailments, settlements, and other (1)	0.1	0.1	—	—	1.3	0.3	—	—
Net periodic benefit cost (income)	$2.4	$3.6	$(0.2)	$(0.2)	$10.0	$11.2	$(0.6)	$(0.5)
____________________
(1)The settlement charges recognized during the three and nine months ended September 30, 2026 relate to the U.S. nonqualified defined benefit pension plan.
Note 16: Income Taxes
Our effective income tax rates from continuing operations for the three and nine months ended September 30, 2026 were negative 70.8 percent and negative 62.1 percent, respectively. Our effective tax rate from continuing operations for the three and nine months ended September 30, 2025 were negative 17.6 percent and negative 27.4 percent, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2026 was primarily due to material increases in our valuation allowances in Switzerland and the United States. During the third quarter of 2026, we experienced a decline in operating performance, revised our expectations regarding future operating results and cash flows, and considered increased uncertainty associated with future forecasts. Due to the significance of the revised expectations for 2026 and future operating results as well as recent history of restructuring and impairment charges, we reevaluated the realizability of our deferred tax assets in Switzerland and the United States with limited ability to rely on future earnings forecasts. As a result of this assessment, we recorded valuation allowances in Switzerland and the United States of approximately $491 million and $317 million, respectively, during the three months ended September 30, 2026. Additionally, during the first quarter of 2026, as a result of changes in global earnings mix and ongoing tax planning implemented in March 2026, we recorded an increase to our valuation allowance in Switzerland of approximately $123 million. The total valuation allowance charge associated with Switzerland and the United States for the nine months ended September 30, 2026 was approximately $614 million and $317 million, respectively.

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
The estimated fair value of the types of financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward contracts are included in the tables within this Note. The estimated fair value of debt is $3,775.6 million and $3,809.9 million and the carrying amount is $4,177.7 million and $4,074.9 million as of September 30, 2026 and December 31, 2025, respectively.
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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We enter into derivative contracts, including forward contracts and purchased options, to reduce the effects of fluctuating currency exchange rates, interest rates, and commodity prices. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 18 to our consolidated financial statements in our 2025 Form 10-K.
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

As of September 30, 2026, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $0.1 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2027. At September 30, 2026, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $429.5 million.
At September 30, 2026, we had no outstanding interest rate swap contracts.
In prior periods, we settled various interest rate swap agreements related to several debt issuances and recorded gains (losses) in other comprehensive income, which are being amortized over the various terms of those debt instruments. As of September 30, 2026, there was a remaining net after-tax loss of $24.4 million in AOCI related to these settlements.
As of September 30, 2026, we had no open commodity contracts in AOCI designated as cash flow hedges of underlying forecasted purchases. At September 30, 2026, we had no mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Approximately $0.1 million of the net losses after-tax, representing open foreign currency exchange will be realized in earnings during the twelve months ending September 30, 2027 if spot rates in the future are consistent with forward rates as of September 30, 2026. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur.

Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities, and, beginning in the third quarter of 2025, the Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in foreign exchange rates on its net investment in Euro (“EUR”) denominated subsidiaries.
During the third quarter of 2025, the Company entered into fixed-to-fixed cross-currency swaps with aggregate notional amounts of $750 million, of which the Company will exchange semi-annual fixed rate payments on United States dollar notional amount for fixed rate payments in EUR. As of September 30, 2026, the Company had $750 million of hedges outstanding to hedge its net investment in EUR denominated subsidiaries and are designated as net investment hedges.
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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $3,389.3 million at September 30, 2026.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2026
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$6.4	$26.0	$7.7	$40.1	$(6.5)	$33.6
Total derivative assets (1)	$6.4	$26.0	$7.7	$40.1	$(6.5)	$33.6

Foreign exchange contracts	$(7.1)	$—	$(3.5)	$(10.6)	$6.5	$(4.1)
Total derivative liabilities (2)	$(7.1)	$—	$(3.5)	$(10.6)	$6.5	$(4.1)

Net derivative assets (liabilities)	$(0.7)	$26.0	$4.2	$29.5	$—	$29.5

	December 31, 2025
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Subject to Master Netting Arrangements	Net Amounts
Foreign exchange contracts	$6.1	$7.5	$3.0	$16.6	$(16.6)	$—
Total derivative assets (1)	$6.1	$7.5	$3.0	$16.6	$(16.6)	$—

Foreign exchange contracts	$(9.6)	$(8.5)	$(8.0)	$(26.1)	$16.6	$(9.5)
Total derivative liabilities (2)	$(9.6)	$(8.5)	$(8.0)	$(26.1)	$16.6	$(9.5)

Net derivative assets (liabilities)	$(3.5)	$(1.0)	$(5.0)	$(9.5)	$—	$(9.5)
______________
(1)    Balance is included in Prepaid and other current assets in the consolidated balance sheets.
(2)    Balance is included in Accrued and other liabilities in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
The tables below summarize the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.
Derivatives in Cash Flow Hedging Relationships

	Contracts
	Foreign Exchange		Interest rate		Total
	Three Months Ended September 30,
(in Millions)	2026	2025	2026	2025	2026	2025
Unrealized hedging gains (losses) and other, net of tax	$12.1	$28.7	$—	$—	$12.1	$28.7
Reclassification of deferred hedging (gains) losses, net of tax (1)	(5.8)	(19.4)	0.4	0.4	(5.4)	(19.0)
Total derivative instrument impact on comprehensive income, net of tax	$6.3	$9.3	$0.4	$0.4	$6.7	$9.7

	Contracts
	Foreign Exchange		Interest rate		Total
	Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025	2026	2025
Unrealized hedging gains (losses) and other, net of tax	$24.0	$(8.0)	$—	$—	$24.0	$(8.0)
Reclassification of deferred hedging (gains) losses, net of tax (1)	(13.4)	(21.3)	1.1	1.1	(12.3)	(20.2)
Total derivative instrument impact on comprehensive income, net of tax	$10.6	$(29.3)	$1.1	$1.1	$11.7	$(28.2)
______________
(1)See Note 13 for classification of amounts within the consolidated statements of income (loss).
Derivatives Not Designated as Hedging Instruments

	Amount of Pre-tax Gain (Loss) Recognized in Income on Derivatives (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Foreign exchange contracts	$(9.9)	$(7.7)	$(64.0)	$(23.2)
Total	$(9.9)	$(7.7)	$(64.0)	$(23.2)
______________
(1)Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item. These amounts are included in Costs of sales and services and to a lesser extent Selling, general, and administrative expenses and Restructuring and other charges (income) on the consolidated statements of income (loss).
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principal or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
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

(in Millions)	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$40.1	$—	$40.1	$—
Other (2) (3) (4)	192.2	158.6	—	33.6
Total assets	$232.3	$158.6	$40.1	$33.6

Liabilities
Derivatives – Foreign exchange (1)	$10.6	$—	$10.6	$—
Other (2)	18.1	18.1	—	—
Total liabilities	$28.7	$18.1	$10.6	$—

(in Millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Foreign exchange (1)	$16.6	$—	$16.6	$—
Other (2) (3) (4)	298.1	262.4	—	35.7
Total assets	$314.7	$262.4	$16.6	$35.7

Liabilities
Derivatives – Foreign exchange (1)	$26.1	$—	$26.1	$—
Other (2)	19.6	19.6	—	—
Total liabilities	$45.7	$19.6	$26.1	$—
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

FMC CORPORATION
Notes to Consolidated Financial Statements (unaudited) — (Continued)
Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis in the consolidated balance sheets during the nine months ended September 30, 2026.

	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (During the nine months ended September 30, 2026)
Assets
Net assets related to India held for sale business (1)	$260.0	$—	$—	$260.0	$(57.1)
Total assets	$260.0	$—	$—	$260.0	$(57.1)
____________________
(1)The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $260.0 million as of September 30, 2026. During the nine months ended September 30, 2026, we recorded an impairment charge of $57.1 million to record the assets at the estimated fair value, less costs to sell. The fair value of the net assets was estimated based on the estimated consideration to be received in connection with the definitive sale agreement entered into in May 2026 as well as forecasts of working capital for the India commercial business developed by management. Refer to Note 1 for further details on the India held for sale business.
Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
Guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. At September 30, 2026, the estimated undiscounted amount of potential future payments for Guarantees of vendor financing, as presented on the consolidated balance sheets, are $51.6 million. These guarantees represent guarantees to financial institutions on behalf of certain customers for their seasonal borrowing and are recorded as short-term amounts. Historically, we have also had other debt guarantees, which represent the outstanding commitment provided to third-party banks for credit extended to various direct and indirect customers. At September 30, 2026, we had no other debt guarantees. Based on our experience, these types of guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.
Excluded from the guarantees mentioned above are parent-company guarantees we provide to lending institutions that extend credit to our foreign subsidiaries. Since these guarantees are provided for consolidated subsidiaries, the consolidated financial position is not affected by the issuance of these guarantees. Also excluded from the guarantees described above, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to certain liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. Therefore, we have not recorded any specific liabilities for these guarantees. If triggered, we may be able to recover some of the indemnity payments from third parties. For certain obligations related to our divestitures for which we can make a reasonable estimate of the maximum potential loss or range of loss and is probable, a liability in those instances has been recorded.

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
FMC's outstanding obligations confirmed as valid under the SCF were $213.1 million and $109.5 million as of September 30, 2026 and December 31, 2025, respectively.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the projections, outlook and guidance for our company based on currently available information.
In some cases, we have identified these forward-looking statements by such words or phrases as "outlook," "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information, including but not limited to the impact of certain commercial actions. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), the section captioned "Forward-Looking Information" in Part II of the 2025 Form 10-K and to similar risk factors and cautionary statements in all other reports and forms filed with the Securities and Exchange Commission ("SEC"). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are qualified in their entirety by the above cautionary statement.
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
Tessenderlo Group Minority Equity Investment
In September 2026, Tessenderlo Group, a Belgian-based industrial group, completed a strategic minority equity investment in FMC Corporation. Tessenderlo Group purchased 30,319,166 shares at a price of $13.30 per share, which represents approximately 20 percent of the outstanding shares of FMC common stock. During the three months ended September 30, 2026, we received proceeds of $403.2 million in connection with the transaction, which were used to pay down borrowings under our Revolving Credit Facility and for general corporate purposes. In connection with the completion of the transaction, we paid $8.0 million of fees to third-party providers. This transaction represents the conclusion of the FMC Board of Directors' exploration of strategic options, which was announced in February 2026.
Third Quarter 2026 Highlights
The following items are the financial highlights of our business during the three months ended September 30, 2026 compared to the three months ended September 30, 2025:
•Although we made meaningful progress reducing channel inventory volumes in 2025, there is still an elevated value of FMC inventory held by channel customers in key markets as they seek to operate with very low inventory in response to high financing costs, the perception of ample supply and demand uncertainty. In response to these factors, we are taking comprehensive commercial actions to reflect pricing adjustments made on select products held by channel customers in key markets and modify the pricing and rebate model in North America. As a result, we recorded charges of approximately $672 million during the three months ended September 30, 2026, which includes approximately $639 million recorded to Revenue on the consolidated statement of income. The remaining adjustments were recorded to Cost of sales and services on the consolidated statement of income. We believe our current pricing is competitive and expect these commercial actions and ongoing manufacturing changes to further support competitive pricing.
•Revenue of $105.9 million for the three months ended September 30, 2026 decreased $436.3 million, or approximately 80 percent, versus the prior year period driven by charges related to the commercial actions previously described as well as lower volumes due to weaker than expected demand and challenging market conditions. Pricing pressure continued during the period primarily in connection with the company’s core legacy products. On a regional basis, sales in Latin America decreased by approximately $199 million and sales in North America decreased by approximately $615 million driven by the comprehensive commercial actions discussed above. Sales in Europe, Middle East and Africa decreased approximately $34 million. Sales in Asia increased approximately $411 million primarily due to intentional commercial actions taken in the prior year period in connection with preparing the India commercial business for sale. A more detailed review of revenue is discussed under the section titled "Results of Operations."
•Our gross margin of negative $401.6 million decreased versus the prior year quarter by $530.5 million driven by the charges recorded as a result of the commercial actions discussed above. Additionally, volume and pricing pressure contributed to the decrease versus prior year period partially offset by cost improvement during the period.
•Selling, general and administrative expenses were $172.3 million, which represents an increase of approximately 3 percent versus the prior year period primarily as a result of continued investment to support new products. Research and development expenses of $57.7 million decreased $5.6 million, or 9 percent, compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.

•Net loss attributable to FMC stockholders for the three months ended September 30, 2026 of $2,066.9 million increased $1,497.6 million from net loss of $569.3 million in the prior year period primarily driven by non-cash adjustments recorded during the period in response to challenging market conditions and revised expectations regarding future operating results and cash flows. During the three months ended September 30, 2026, we recorded charges of $808.8 million related to our deferred tax assets and a non-cash impairment charge of $287.5 million related to our indefinite-lived intangibles. The impact of the commercial actions taken during the third quarter, higher costs associated with our Project Foundation restructuring initiative and increased interest expense also contributed to the increase in net loss. The increase in net loss was partially offset by the decrease in charges incurred in connection with the India commercial business for sale, which are discussed further below. Adjusted after-tax loss from continuing operations attributable to FMC stockholders for the three months ended September 30, 2026 of $587.0 million decreased $699.4 million compared to the prior year adjusted after-tax earnings of $112.4 million primarily driven by the adjustments recorded in connection with the commercial actions implemented in the current year period. See the disclosure of our Adjusted earnings (loss) non-GAAP financial measurement below, under the section titled "Results of Operations."
India Held for Sale Business
In July 2025, the Board of Directors approved a plan to divest the Company’s commercial business in India in response to ongoing challenges in the country. During the three months ended September 30, 2025, we recorded approximately $510 million of charges and write-downs related to the India held for sale business, including the charges shown in the table below related to intentional commercial actions taken to prepare the India business for sale and an initial asset impairment charge to record the assets held for sale to the estimated fair value at that time. In May 2026, the Company announced that it has signed a definitive agreement to sell the India commercial business to Crystal Crop Protection Limited for consideration of $252 million, subject to customary adjustments for cash, debt and working capital. The Company will continue to receive all cash generated from the ongoing operation of the India business until closing, primarily through monetization of working capital. FMC plans to continue to actively participate in the Indian market through a new go-to-market approach while deploying resources to its highest-growth opportunities globally. The Company will continue its active ingredients manufacturing operations in India. The sale is expected to close during 2026 and FMC intends to allocate all proceeds from the sale to debt reduction. The assets related to this business have been classified as held for sale since the third quarter of 2025. Although the business does not qualify for recognition as discontinued operations and will continue to be presented in the Company's reported results until a transaction is completed, we believe excluding India's operating results from our non-GAAP measures during the held for sale period, beginning with the third quarter of 2025, provides management and investors with useful supplemental information regarding our ongoing financial performance. Refer to the table below for the adjustments related to the India held for sale business for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss)
(In millions)	2026	2025
Operating results, substantially intentional commercial actions	$32.1	$282.2	Revenue, Cost of sales and services, and Selling, general and administrative expenses
Asset impairment	13.5	226.8	Restructuring and other charges (income)
Third party provider costs	—	0.6	Restructuring and other charges (income)
India held for sale business	$45.6	$509.6
Balance sheet impact - The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $260 million as of September 30, 2026 primarily due to receivable collections during the period as well as an impairment charge of approximately $57 million. The carrying value of the held for sale business is comprised of $283 million of net assets held for sale as presented on the consolidated balance sheet and a gain of $23 million related to foreign currency translation in connection with the assets identified for disposal. The foreign currency translation gains are recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet and will be reclassified to the consolidated statement of income (loss) upon close of the sale.

2026 Priorities
In 2026, we are focused on executing our operational priorities, one of which is strengthening the balance sheet. During 2026, we have announced and executed various transactions with proceeds that will be used to pay down a significant portion of our debt. In the second quarter of 2026, we signed and received the prepayment in connection with a licensing agreement for rimisoxafen. In the third quarter of 2026, we received the proceeds in connection with Tessenderlo Group's minority equity investment in the Company. Additionally, we have announced the anticipated sale of our Newark, Delaware property and entry into a definitive agreement for the sale of our India commercial business. However, the sale of the Newark, Delaware property remains subject to a customary due diligence period, and the India transaction remain subject to applicable regulatory approvals. Accordingly, there can be no assurance that these two transactions will be completed on the anticipated terms or at all.
Additionally, our priorities include improving the competitiveness of the company's legacy core portfolio, managing the post-patent transition for Rynaxypyr® active, and supporting the growth of new active ingredients, such as Isoflex® active, fluindapyr, Dodhylex™ active and rimisoxafen. However, we are navigating a more challenging operating environment as growers carefully manage purchases in response to strained margins driven by low crop prices and elevated input costs. As previously discussed, we are taking comprehensive commercial actions to reflect pricing adjustments made on select products held by channel customers in key markets and modifying the pricing and rebate model in North America, which resulted in the recognition of significant adjustments during the third quarter. We believe our current pricing is competitive and expect these commercial actions and ongoing manufacturing changes to further support competitive pricing. We plan to maintain our focus on optimizing FMC’s cost structure and organizational operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in Millions)	(unaudited)		(unaudited)
Revenue	$105.9	$542.2	$1,731.6	$2,384.1
Costs and Expenses
Costs of sales and services	507.5	413.3	1,544.5	1,532.2
Gross margin	$(401.6)	$128.9	$187.1	$851.9
Selling, general and administrative expenses	172.3	167.4	536.5	516.2
Research and development expenses	57.7	63.3	183.6	198.4
Restructuring and other charges (income)	480.6	294.5	779.9	349.0
Total costs and expenses	$1,218.1	$938.5	$3,044.5	$2,595.8
Income (loss) from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes(1)	$(1,112.2)	$(396.3)	$(1,312.9)	$(211.7)
Non-operating pension, postretirement and other charges (income)	2.1	5.6	8.8	15.4
Income (loss) from continuing operations before interest expense, net and income taxes	$(1,114.3)	$(401.9)	$(1,321.7)	$(227.1)
Interest expense, net	73.6	64.1	209.7	175.2
Income (loss) from continuing operations before income taxes	$(1,187.9)	$(466.0)	$(1,531.4)	$(402.3)
Provision (benefit) for income taxes	840.6	82.2	951.2	110.1
Income (loss) from continuing operations	$(2,028.5)	$(548.2)	$(2,482.6)	$(512.4)
Discontinued operations, net of income taxes	(36.8)	(20.4)	(50.2)	(4.0)
Net income (loss) (GAAP)	$(2,065.3)	$(568.6)	$(2,532.8)	$(516.4)
Adjustments to arrive at Adjusted EBITDA (non-GAAP):
Corporate special charges (income):
Restructuring and other charges (income)(3)	$467.1	$79.4	$709.8	$133.9
Non-operating pension, postretirement and other charges (income)(4)	2.1	5.6	8.8	15.4
India held for sale business (5)	45.6	509.6	145.2	509.6
Discontinued operations, net of income taxes	36.8	20.4	50.2	4.0
Interest expense, net	73.6	64.1	209.7	175.2
Depreciation and amortization	40.9	43.4	124.0	130.5
Provision (benefit) for income taxes	840.6	82.2	951.2	110.1
Adjusted EBITDA (non-GAAP)(2)	$(558.6)	$236.1	$(333.9)	$562.3
____________________
(1)Referred to as operating profit.
(2)Adjusted EBITDA is defined as operating profit excluding corporate special charges (income), depreciation and amortization expense, and the India held for sale business.
(3)In the reconciliation above, charges recorded in connection with the India held for sale business of $13.5 million and $70.1 million for the three and nine months ended September 30, 2026 are presented in the India held for sale business line. Charges of $227.4 million are presented in the India held for sale business line for the three and nine months ended September 30, 2025. On the consolidated statements of income (loss), these adjustments are recorded to Restructuring and other charges (income). See Note 8 for details of restructuring and other charges (income). Restructuring and other charges (income) for the three and nine months ended September 30, 2025 in the reconciliation above also includes $12.3 million of charges related to Project Focus recorded to "Cost of Sales and services" on the consolidated statements of income (loss).

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

ADJUSTED EARNINGS (LOSS) RECONCILIATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in Millions)	(unaudited)		(unaudited)
Net income (loss) attributable to FMC stockholders (GAAP)	$(2,066.9)	$(569.3)	$(2,534.8)	$(518.1)
Corporate special charges (income), pre-tax (1)	469.2	85.0	718.6	149.3
India held for sale business (2)	45.6	509.6	145.2	509.6
Income tax expense (benefit) on Corporate special charges (income) (3)	18.4	(16.4)	(30.3)	(27.6)
Corporate special charges (income), net of income taxes	$533.2	$578.2	$833.5	$631.3
Discontinued operations attributable to FMC Stockholders, net of income taxes	36.8	20.4	50.2	4.0
Non-GAAP tax adjustments (4)	909.9	83.1	1,068.3	104.3
Adjusted after-tax earnings (loss) from continuing operations attributable to FMC stockholders (non-GAAP)	$(587.0)	$112.4	$(582.8)	$221.5
____________________
(1)Represents restructuring and other charges (income), and non-operating pension, postretirement and other charges (income). In the reconciliation above, charges recorded in connection with the India held for sale business of $13.5 million and $70.1 million for the three and nine months ended September 30, 2026, respectively, are presented in the India held for sale business line. Charges of $227.4 million are presented in the India held for sale business line for the three and nine months ended September 30, 2025. On the consolidated statements of income (loss), these adjustments are recorded to Restructuring and other charges (income). See Note 8 for details of restructuring and other charges (income). Restructuring and other charges (income) for the three and nine months ended September 30, 2025 in the reconciliation above also includes $12.3 million of charges related to Project Focus recorded to "Cost of Sales and services" on the consolidated statements of income (loss).
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

RECONCILIATION OF REVENUE (GAAP)
TO REVENUE EXCLUDING INDIA (NON-GAAP)(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (GAAP)	$105.9	$542.2	$1,731.6	$2,384.1
Less: Revenue from India commercial business (1)	—	(419.1)	21.9	(419.1)
Revenue excluding India (non-GAAP)(2)	$105.9	$961.3	$1,709.7	$2,803.2
___________________
(1)Beginning with the third quarter of 2025, revenue from the India commercial business is excluded from our adjusted results during the held for sale period for non-GAAP purposes. During the three and nine months ended September 30, 2025, we took several intentional commercial actions to prepare the India commercial business for sale.
(2)Although the India held for sale business does not qualify for recognition as discontinued operations, we believe Revenue excluding India (non-GAAP) provides management and investors with useful supplemental information regarding our ongoing revenue performance.

RECONCILIATION OF REVENUE CHANGE (GAAP) TO
ORGANIC REVENUE CHANGE (NON-GAAP)(1)

	Three Months Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
Total Revenue Change (GAAP)	(80)%	(27)%
Less: Revenue for India held for sale business for the three and nine months ended September 30, 2026	9%	12%
Revenue Excluding India Change (non-GAAP)(1)	(89)%	(39)%
Less: Foreign Currency Impact	1%	3%
Organic Revenue Change (non-GAAP)	(90)%	(42)%
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

	Twelve Months Ended
	September 30, 2026
Net income (loss) attributable to FMC stockholders (GAAP)	$(4,255.6)
Interest expense, net, net of income taxes	233.0
Corporate special charges (income)	2,363.7
India held for sale business	157.3
Income tax expense (benefit) on Corporate special charges (income)	(160.8)
Discontinued operations attributable to FMC stockholders, net of income taxes	82.8
Tax adjustments	1,380.3
ROIC numerator (non-GAAP)	$(199.3)

	September 30, 2026	September 30, 2025
Total debt	$4,177.7	$4,542.2
Total FMC stockholders’ equity	(19.4)	3,773.8
Total debt and FMC stockholders' equity (GAAP)	$4,158.3	$8,316.0
ROIC denominator (2 yr average total debt and FMC stockholders' equity)	$6,237.2

ROIC (using Net income (loss) attributable to FMC stockholders (GAAP) as numerator)	(68.23)%
Adjusted ROIC (using non-GAAP numerator)	(3.20)%

Results of Operations
In the discussion below, all comparisons are between the periods unless otherwise noted. In certain instances, parts included in the variance explanations in the discussion below may not sum to the total variance for the financial statement line item due to rounding.
Revenue
Three Months Ended September 30, 2026 vs. 2025
Revenue of $105.9 million decreased $436.3 million, or approximately 80 percent, versus the prior year period. Excluding revenue from India during the held for sale period, revenue decreased $855.4 million, or approximately 89 percent for the three months ended September 30, 2026. The change in revenue period over period was primarily driven by a 67 percent decrease in connection with the commercial actions implemented in Brazil, the United States, Canada and Argentina during the third quarter of 2026. The commercial actions include pricing adjustments made on select products held by channel customers in these key markets and modification of the pricing and rebate model in North America. Volume decreased 21 percent due to challenging market conditions and channel customers sharply reducing replenishment orders during the final weeks of the quarter and price declined 2 percent driven by competitive pressure in Latin America and Asia. Foreign currency was a tailwind of approximately 1 percent during the period.
Nine Months Ended September 30, 2026 vs. 2025
Revenue of $1,731.6 million decreased $652.5 million, or approximately 27 percent, versus the prior year period. The nine months ended September 30, 2025 includes material revenue adjustments recorded to prepare the India commercial business for sale. Excluding revenue from India during the held for sale period, revenue decreased $1,093.5 million, or approximately 39 percent, during the nine months ended September 30, 2026 primarily driven by a 23 percent decrease due to the commercial actions taken during the third quarter in response to challenging market conditions. Volumes decreased by 10 percent as a result of channel customers in several key markets, which include Brazil, the United States, Canada and Argentina sharply reducing replenishment orders during the final weeks of the third quarter. The volume decrease was also impacted by reduced demand for core legacy products, particularly in North America, as growers contend with strained margins. Pricing contributed to the change year over year with a decline of 5 percent driven by lower pricing to diamide partners, planned pricing actions on branded Rynaxypyr® active and increased competitive pressure in Latin America and Asia. Foreign currency impacts resulted in an increase of approximately 3 percent during the period. The removal of India revenue for the nine months ended September 30, 2026 as compared to the inclusion of six months of revenue from the India business in nine months ended September 30, 2025 accounted for a decrease in revenue of approximately 3 percent during the period.

Total Revenue by Region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
North America	$(370.7)	$244.4	$75.7	$751.7
Latin America	264.3	463.1	719.2	980.3
Europe, Middle East & Africa (EMEA)	121.0	154.5	642.0	687.7
Asia	91.3	(319.8)	294.7	(35.6)
Total Revenue	$105.9	$542.2	$1,731.6	$2,384.1
Three Months Ended September 30, 2026 vs. 2025
North America: Revenue decreased approximately 252 percent year-over-year primarily driven by the adjustments in connection with the commercial actions taken in the third quarter of 2026 to reflect pricing adjustments made on select products held by channel customers and to modify the pricing and rebate model in North America. The commercial actions were taken in response to the elevated value of FMC inventory held by channel customers, which sharply reduced replenishment orders during the final weeks of the quarter and resulted in lower volumes in the region during the third quarter of 2026.

Latin America: Revenue decreased approximately 43 percent versus the third quarter of 2025 (down 45 percent organically) primarily driven by the commercial adjustments recorded during the third quarter of 2026 to address select higher-priced products held by channel customers. The commercial actions were taken in response to challenging market conditions, including lower replenishment orders during the final weeks of the third quarter as well as continued generic pricing and volume pressure.
EMEA: Revenue decreased approximately 22 percent (down 21 percent organically) compared to the prior year period primarily driven by lower volumes resulting from expected registration losses.
Asia: Revenue increased approximately 129 percent year-over-year primarily due to intentional commercial actions to prepare the India commercial business for sale recorded in the prior year. Revenue excluding India (non-GAAP) for the three months ended September 30, 2026 was down 8 percent year-over-year due to pricing pressure caused by generic competition in the region.
Nine Months Ended September 30, 2026 vs. 2025
North America: Revenue decreased approximately 90 percent year-over-year primarily driven by adjustments recorded in the third quarter of 2026 in connection with commercial actions taken to reflect pricing adjustments made on select products held by channel customers and to modify the pricing and rebate model in North America The commercial actions were taken in response to the elevated value of FMC inventory held by channel customers, which sharply reduced replenishment orders during the final weeks of the third quarter. Lower pricing and volumes due to competition and actions on branded Rynaxypyr® active also contributed to the decrease year over year.
Latin America: Revenue decreased approximately 27 percent versus prior year period (down 31 percent organically) primarily due to commercial actions implemented in the third quarter of 2026 to reflect pricing adjustments made on select products held by channel customers. The actions were taken in response to lower volumes in the region, specifically Brazil and Argentina, primarily as a result of channel customers placing less replenishment orders during the final weeks of the third quarter of 2026. Lower diamide partner orders and limited volume growth on core portfolio products driven by generic pressure in the market resulted in lower revenues.
EMEA: Revenue decreased approximately 7 percent (down 10 percent organically) compared to the prior year period. Growth in branded products, specifically herbicides and Cyazypyr® active was more than offset by lower volumes resulting from high temperatures across the region as well as expected registration losses during the period.
Asia: Revenue increased approximately 928 percent year-over-year period primarily due to intentional commercial actions to prepare the India commercial business for sale recorded in the prior year. Revenue excluding India (non-GAAP) for the nine months ended September 30, 2026 was down 29 percent year-over-year primarily due to pricing pressure caused by generic competition in the region. Grower economics were challenged amid current geopolitical uncertainty, which led to lower volumes primarily for insecticides.
Gross margin
Three Months Ended September 30, 2026 vs. 2025
Gross margin of a negative $401.6 million decreased by $530.5 million versus the prior year period. Excluding revenue from the India commercial business during the held for sale period, gross margin decreased by approximately $800 million, or 192 percent, primarily driven adjustments recorded in connection with the commercial actions previously discussed, which caused a decrease in gross margin of 161 percent. Gross margin also decreased due to lower volumes and pricing due to competitive market pressure, which resulted in a decrease of 29 percent and 5 percent, respectively. Manufacturing cost favorability partially offset the decline in revenue by 4 percent. Foreign currency impacts resulted in a decrease of 1 percent. During the prior year period, we recorded adjustments to the Revenue and Cost of sales and services on the consolidated statement of income (loss) for intentional commercial actions taken in India to prepare the commercial business for sale.

Nine Months Ended September 30, 2026 vs. 2025
Gross margin of $187.1 million decreased by $664.8 million, or approximately 78 percent, versus the prior year period. Excluding revenue from the India commercial business during the held for sale period, gross margin decreased by approximately $947 million, or 84 percent primarily driven by adjustments recorded in connection with commercial actions, which resulted in a decrease of 59 percent in gross margin. Competitive market pressure continued during the period causing a decrease in volumes and pricing of 14 percent and 13 percent, respectively. Manufacturing cost favorability of 4 percent and foreign currency tailwinds of 2 percent partially offset the decrease in gross margin. The removal of the India held for sale business for the nine months ended September 30, 2026 as compared to the inclusion of six months of results during the nine months ended September 30, 2025 accounted for a decrease in gross margin by approximately 4 percent.
Selling, general and administrative expenses
Three Months Ended September 30, 2026 vs. 2025
Selling, general and administrative expenses of $172.3 million increased by $4.9 million, or 3 percent, versus the prior year period primarily as a result of continued investment to support new products.
Nine Months Ended September 30, 2026 vs. 2025
Selling, general and administrative expenses of $536.5 million increased by $20.3 million, or 4 percent, versus the prior year period primarily as a result of continued investment to support new products.
Research and development expenses
Three Months Ended September 30, 2026 vs. 2025
Research and development expenses of $57.7 million decreased by $5.6 million or 9 percent compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
Nine Months Ended September 30, 2026 vs. 2025
Research and development expenses of $183.6 million decreased by $14.8 million or 7 percent compared to the previous year primarily due to the timing of project expenses as well as continued cost reduction efforts in connection with restructuring activities.
Depreciation and amortization
Three Months Ended September 30, 2026 vs. 2025
Depreciation and amortization of $40.9 million decreased by $2.5 million or 6 percent compared to the prior year period of $43.4 million primarily as a result of certain assets being fully amortized during the prior year.
Nine Months Ended September 30, 2026 vs. 2025
Depreciation and amortization of $124.0 million decreased by $6.5 million or 5 percent compared to the prior year period of $130.5 million primarily as a result of certain assets being fully amortized during the prior year.
Interest expense, net
Three Months Ended September 30, 2026 vs. 2025
Interest expense, net of $73.6 million increased by $9.5 million or 15 percent compared to the prior year period of $64.1 million primarily driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025 and our Senior Secured Notes offering completed in June 2026, which increased interest expense by $14.2 million as well as an increase of $3.4 million driven by reduced capitalized interest. The increase was partially offset by a decrease of $8.1 million driven primarily by lower foreign debt balances and rates.

Nine Months Ended September 30, 2026 vs. 2025
Interest expense, net of $209.7 million increased by $34.5 million or 20 percent compared to the prior year period of $175.2 million primarily driven by higher domestic long-term balances and rates as a result of our Subordinated Notes offering completed in May 2025 and our Senior Secured Notes offering completed in June 2026, which increased interest expense by $46.0 million as well as an increase of $6.0 million driven primarily by reduced capitalized interest. The increase was partially offset by a decrease of $17.5 million driven primarily by lower foreign debt balances and rates.

Corporate special charges (income)
Restructuring and other charges (income)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2026	2025	2026	2025
Restructuring charges	$175.9	$49.9	$409.9	$76.5
Other charges (income), net	304.7	244.6	370.0	272.5
Total restructuring and other charges (income)	$480.6	$294.5	$779.9	$349.0
Three Months Ended September 30, 2026 vs. 2025
Restructuring and other charges (income) of $175.9 million is primarily comprised of $174.7 million in charges related to Project Foundation, which is management's comprehensive plan to further optimize FMC’s cost structure and organizational operations. The charges for Project Foundation include non-cash asset write-offs and accelerated depreciation costs of $86.8 million primarily associated with the planned exit of certain production activities; severance and employee separation costs of $36.2 million; and, other miscellaneous charges of $51.7 million, which includes contract exit costs and professional service provider costs.
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
During the three months ended September 30, 2026, we also recorded Project Focus-related costs of $1.1 million and charges of $0.1 million in connection with previously implemented restructuring initiatives. Any amounts incurred in connection with remaining activities under the program, which are not expected to be material, will be reflected in our consolidated results of operations as they become probable and estimable or a triggering event is identified in accordance with the relevant accounting guidance.
Other charges (income), net of $304.7 million is primarily related to the non-cash impairment charge of $287.5 million recorded in connection with our indefinite-lived intangible assets. The impairment analysis performed during the third quarter was driven by a decline in operating performance, revised expectations regarding our future operating results and cash flows, the increased uncertainty associated with our future forecasts, and the commercial actions taken in the third quarter in response to these challenging market conditions. During the period, we also recorded an impairment of $13.5 million to record the assets associated with our India held for sale business at the estimated fair value, less costs to sell. The carrying value of the India held for sale business decreased from $450 million as of December 31, 2025 to $260.0 million as of September 30, 2026 primarily due to receivable collections during the period. Other charges (income), net during the three months ended September 30, 2026 also included charges of $3.8 million associated with our environmental sites and other miscellaneous income of $0.1 million.

Restructuring and other charges (income) during 2025 primarily consists of $49.7 million in costs associated with the Project Focus restructuring initiative. The charges incurred related to Project Focus include $34.8 million of charges recorded in connection with a shutdown of a product line at one of our manufacturing locations, which includes $27.5 million of abandonment charges on assets identified for disposal; $3.5 million of professional service provider costs and other miscellaneous charges; $3.9 million of severance and employee separation costs; and, write-offs of $7.5 million on assets identified for disposal. During the three months ended September 30, 2025, we also recorded charges of $0.2 million for miscellaneous activity related to previously implemented restructuring initiatives.
During 2025, other charges (income) of $244.6 million primarily include the asset impairment charge of $226.8 million incurred to record the net assets associated with the India held for sale business to the estimated fair value, less costs to sell, as well as $0.6 million in charges for third party provider costs incurred connection with the sale. Other charges (income) for the three months ended September 30, 2025 also included $7.7 million in currency related charges driven by devaluation actions taken by the Argentine Government during the third quarter of 2025, $4.9 million of charges associated with our environmental sites, and $4.6 million of other miscellaneous charges.
Nine Months Ended September 30, 2026 vs. 2025
Restructuring and other charges (income) of $409.9 million is primarily comprised of $401.3 million in charges related to Project Foundation. The charges for Project Foundation include non-cash asset write-offs and accelerated depreciation costs of $285.7 million primarily associated with the planned exit of certain production activities, which includes a write-off of $92.6 million for certain receivables, primarily in Latin America; severance and employee separation costs of $47.7 million; and, other miscellaneous charges of $67.9 million, which includes contract exit costs and professional service provider costs, partially offset by the cash proceeds from the sale of a legacy product line. During the nine months ended September 30, 2026, we also recorded charges of $8.3 million related to Project Focus and charges of $0.3 million in connection with previously implemented restructuring initiatives.
Other charges (income) of $370.0 million during the nine months ended September 30, 2026 is primarily related to the non-cash impairment charge of $287.5 million recorded in connection with our indefinite-lived intangible assets, as described above. Additionally, we recorded adjustments recorded in connection with the India held for sale business during the nine months ended September 30, 2026, which included an impairment charge of $57.1 million and third party provider costs of $13.0 million. Other charges (income) also included charges of $13.1 million associated with our environmental sites and other miscellaneous income of $0.7 million.
Restructuring and other charges (income) during 2025 primarily consist of $76.4 million of costs associated with the Project Focus restructuring initiative. Charges incurred related to Project Focus include of $34.8 million of charges recorded in connection with a shutdown of a product line at one of our manufacturing locations, which includes $27.5 million of abandonment charges on assets identified for disposal; $15.0 million of professional service provider costs and other miscellaneous charges associated with the project; $13.5 million of severance and employee separation costs; and, write-offs of $13.1 million on assets identified for disposal. During the nine months ended September 30, 2025, we also recorded charges of $0.1 million for miscellaneous activity related to previously implemented restructuring initiatives.
During 2025, other charges (income) during 2025 of $272.5 million are primarily include the asset impairment charge of $226.8 million incurred to record the net assets associated with the India held for sale business to the estimated fair value, less costs to sell, as well as $0.6 million in charges for third party provider costs incurred in connection with the sale. Other charges (income) for the nine months ended September 30, 2025 also included $7.7 million in currency related charges driven by devaluation actions taken by the Argentine Government during the third quarter of 2025; $15.8 million of charges associated with our environmental sites; a charge of $11.9 million due to changes in our estimate for Furadan ® disposal costs at our Middleport site; and, $9.7 million of other miscellaneous charges.
Non-operating pension, postretirement and other charges (income)
Three Months Ended September 30, 2026 vs. 2025
Charges for the three months ended September 30, 2026 were $2.1 million compared to $5.6 million for the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 vs. 2025
Charges for the nine months ended September 30, 2026 were $8.8 million compared to $15.4 million for the nine months ended September 30, 2025.

Provision for income taxes
Three Months Ended September 30, 2026 vs. 2025
The provision for income taxes for the three months ended September 30, 2026 was $840.6 million resulting in an effective tax rate of negative 70.8 percent. The provision for income taxes for the three months ended September 30, 2025 was $82.2 million resulting in an effective tax rate of negative 17.6 percent. The change in the effective tax rate from GAAP continuing operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was driven by the factors shown in the table below as well as global mix of reduced earnings.

	Three Months Ended September 30,
	2026			2025
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(1,187.9)	$840.6	(70.8)%	$(466.0)	$82.2	(17.6)%
Corporate special charges (income)	514.8	(18.4)		594.6	16.4
Revisions to valuation allowances of historical deferred tax assets (1)	—	(808.8)		—	(46.4)
Net impact of Switzerland tax incentives	—	0.9		—	(18.6)
Foreign currency and other discrete items(2)	—	(102.0)		—	(18.1)
Non-GAAP - Continuing operations	$(673.1)	$(87.7)	13.0%	$128.6	$15.5	12.1%
_______________
(1)Refer to Note 16 Income Taxes. Primarily relates to valuation allowances recorded in Switzerland and the United States during the three and nine months ended September 30, 2026.
(2)Refer to notes 3 and 4 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.
Nine Months Ended September 30, 2026 vs. 2025
The provision for income taxes for the nine months ended September 30, 2026 was $951.2 million resulting in an effective tax rate of negative 62.1 percent. The provision for income taxes for the nine months ended September 30, 2025 was $110.1 million resulting in an effective tax rate of negative 27.4 percent. The change in the effective tax rate from GAAP continuing operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven by the factors shown in the table below as well as global mix of reduced earnings.

	Nine Months Ended September 30,
	2026			2025
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate
GAAP - Continuing operations	$(1,531.4)	$951.2	(62.1)%	$(402.3)	$110.1	(27.4)%
Corporate special charges (income)	863.8	30.3		658.9	27.6
Revisions to valuation allowances of historical deferred tax assets (1)	—	(933.5)		—	(45.2)
Net impact of Switzerland tax incentives	—	—		—	(31.9)
Foreign currency and other discrete items(2)	—	(134.8)		—	(27.2)
Non-GAAP - Continuing operations	$(667.6)	$(86.8)	13.0%	$256.6	$33.4	13.0%
(1)Refer to Note 16 Income Taxes. Primarily relates to valuation allowances recorded in Switzerland and the United States during the nine months ended September 30, 2026.
(2)Refer to notes 3 and 4 of the Adjusted Earnings Reconciliation table within this section of this Form 10-Q for an explanation of tax adjustments.

Discontinued operations, net of income taxes
Our discontinued operations include provisions, net of recoveries, for environmental liabilities and legal reserves and expenses related to previously discontinued operations and retained liabilities.
Three Months Ended September 30, 2026 vs. 2025
Discontinued operations, net of income taxes represented loss of $36.8 million for the three months ended September 30, 2026 compared to a loss of $20.4 million for the three months ended September 30, 2025. The activity in both the three months ended September 30, 2026 and 2025 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations.
Nine Months Ended September 30, 2026 vs. 2025
Discontinued operations, net of income taxes represented loss of $50.2 million for the nine months ended September 30, 2026 compared to a loss of $4.0 million for the nine months ended September 30, 2025. The activity in the nine months ended September 30, 2026 was primarily due to adjustments related to the retained liabilities from our previous discontinued operations. During the nine months ended September 30, 2025, we recorded a $34.5 million reduction in our required legal reserve due to a decrease in outstanding cases, which partially offset the discontinued operations loss during the period.
Net income (loss)
Three Months Ended September 30, 2026 vs. 2025
The net loss recognized during the period was $2,065.3 million as compared to net loss of $568.6 million in the prior year period. The increase in net loss period over period is largely driven by the non-cash adjustments recorded during the period in response to challenging market conditions and revised expectations regarding future operating results and cash flows. As previously discussed, we recorded charges of $808.8 million related to our deferred tax assets and a non-cash impairment charge of $287.5 million related to our indefinite-lived intangibles during the three months ended September 30, 2026. The impact of the commercial actions taken during the third quarter, higher costs associated with our Project Foundation restructuring initiative, and increased interest expense also contributed to the increase in net loss. This was partially offset by the significant decrease in charges incurred to prepare the India commercial business for sale.
Nine Months Ended September 30, 2026 vs. 2025
The net loss recognized during the period was $2,532.8 million as compared to net loss of $516.4 million in the prior year period. The increase in net loss period over period is largely driven by the non-cash charges of $933.5 million and $287.5 million in connection with our deferred tax assets and indefinite-lived intangible assets, respectively, during the nine months ended September 30, 2026. The negative impact of the commercial actions taken during the third quarter, increase in costs incurred in connection with Project Foundation, and higher interest expense during the period also contributed to the change in net income (loss) for the period. The increase in net loss was partially offset by the significant decrease in charges incurred to prepare the India commercial business for sale.
The only difference between Net income (loss) and Net income (loss) attributable to FMC stockholders is noncontrolling interest, which period over period is immaterial.

Adjusted EBITDA (non-GAAP)
The Adjusted EBITDA amounts discussed below for three and nine months ended September 30, 2026 and 2025 are reconciled from Net Income (loss) within this Form 10-Q. Refer to our Overview under the section titled "Results of Operations" above.
Three Months Ended September 30, 2026 vs. 2025
Adjusted EBITDA of negative $558.6 million decreased $794.7 million, or approximately 337 percent versus the prior year period primarily driven by the impact of commercial actions recorded during the third quarter of 2026, which resulted in a decrease of 285 percent. Favorable costs resulted in an increase of approximately 13 percent, which was fully offset by lower price and volumes due to continued competitive pressures resulting in decreases of approximately 8 percent and 51 percent, respectively. Foreign currency impacts were a headwind of 5 percent.
Nine Months Ended September 30, 2026 vs. 2025
Adjusted EBITDA of negative $333.9 million decreased $896.2 million, or approximately 159 percent versus the prior year period primarily due to the 119 percent decrease resulting from commercial actions taken in response to challenging market conditions. Continued competitive pressure in the market resulted in a decrease of 28 percent attributable to volumes and a decrease of 26 percent related to lower pricing. Manufacturing cost favorability and foreign currency impacts partially offset the decrease in Adjusted EBITDA by approximately 11 percent and 3 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As a global agricultural sciences company, we require cash primarily for seasonal working capital needs, capital expenditures, and return of capital to shareholders. We plan to meet these liquidity needs through available cash, cash generated from operations, and borrowings under our committed Revolving Credit Facility as well as other liquidity facilities, and in certain instances access to debt capital markets. During 2026, we announced several strategic actions aimed at strengthening our balance sheet. As noted below, we received cash proceeds of $200.0 million as an initial prepurchase payment in connection with the licensing agreement for rimisoxafen entered into with Corteva, Inc. in June 2026 and cash proceeds of $403.2 million in connection with Tessenderlo Group's purchase of common stock in September 2026. These proceeds were used to pay down debt and for general corporate purposes during the nine months ended September 30, 2026, and we plan to use the proceeds from other remaining transactions to pay down debt in 2026.
Cash
Cash and cash equivalents at September 30, 2026 and December 31, 2025, were $735.8 million and $584.5 million, respectively. Of the cash and cash equivalents balance at September 30, 2026, $486.1 million was held by our foreign subsidiaries. We have established plans to repatriate cash from certain foreign subsidiaries with minimal tax on a go forward basis. Other cash held by foreign subsidiaries is generally used to finance subsidiaries’ operating activities and future foreign investments. See Note 11 to the consolidated financial statements included within our 2025 Form 10-K for more information on our indefinite reinvestment assertion.
Outstanding debt
At September 30, 2026, we had total debt of $4,177.7 million as compared to $4,074.9 million at December 31, 2025. Total debt included $3,954.9 million and $2,769.8 million of long-term debt (excluding current portions of $9.6 million and $585.6 million) at September 30, 2026 and December 31, 2025, respectively. Our short-term debt consists of foreign borrowings and borrowings under our Revolving Credit Facility. Foreign borrowings decreased from $76.5 million at December 31, 2025 to $63.2 million at September 30, 2026. We had borrowings of $150.0 million and $643.0 million under our Revolving Credit Facility at September 30, 2026 and December 31, 2025, respectively. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. See Note 9 and Note 18 in the consolidated financial statements included in this Form 10-Q for further details.

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

In April 2026, the Company amended its credit agreement to modify the maximum leverage ratio and the minimum interest coverage ratio for certain quarters. As defined in Amendment No 6 (the "April 2026 Amendment"), the maximum leverage ratio shall not be tested in the first three quarters of 2026 and is then increased to 6.75 through the period ending December 31, 2027. The maximum leverage ratio will incrementally step down during the covenant relief period ending at 3.75 for the quarter ended March 31, 2029. The April 2026 Amendment also lowers the minimum interest coverage ratio to 2.00 through the period ending June 30, 2027. The minimum interest coverage ratio will incrementally step up during the covenant relief period ending at 3.50 for the quarter ended March 31, 2029. To secure the obligations under the Revolving Credit Facility, the Company designated certain of its subsidiaries as guarantors and granted security interests in certain assets and pledged certain equity interests of the Company and those certain subsidiaries. The April 2026 Amendment also makes certain modifications to the negative covenants on liens, fundamental changes, and indebtedness, and adds negative covenants on transfers of material assets and other items. Additionally, the April 2026 Amendment establishes a maximum secured leverage ratio (measured as the ratio of secured debt to adjusted earnings) of not more than 3.50 as of the last day of each quarter. In June 2026, the Company entered into Amendment No. 7 to amend the limitation on liens in the Credit Agreement and release the security interests on certain collateral that were previously granted by the Company and certain of its subsidiaries as collateral to secure the obligations under the Revolving Credit Facility. Financing fees associated with these amendments were not material, have been deferred and will be recognized as interest expense over the life of the agreement. We were in compliance with all covenants at September 30, 2026.
In October 2026, the Company entered into Amendment No. 8 to the Revolving Credit Facility, which requires the Company to use net proceeds received upon completion of the sale of the India commercial business to repay debt under the Revolving Credit Facility or for general corporate or working capital purposes. Amendment No. 8 also conditionally releases certain guarantors from their guarantees and certain assets from the security interest previously granted by the Company and certain of its subsidiaries to secure the obligations under the Credit Agreement to facilitate certain actions required in advance of the sale of the India commercial business.
Access to credit and future liquidity and funding needs
As of September 30, 2026, borrowings under our Revolving Credit Facility were $150.0 million and letters of credit outstanding under the Revolving Credit Facility totaled $188.6 million. At September 30, 2026, our remaining borrowing capacity under our credit facility was $1,661.4 million. In accordance with U.S. GAAP, we have classified the borrowings under the Revolving Credit Facility as short-term debt. The Company intends to refinance any draw under the line of credit with successive short-term borrowings, as needed, through the maturity date in 2028. Our balances under the Revolving Credit Facility fluctuate from year to year depending on working capital needs.
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

Statement of Cash Flows
Cash provided (required) by operating activities of continuing operations was $(231.3) million and $(663.3) million for the nine months ended September 30, 2026 and 2025, respectively.
The table below presents the components of net cash provided (required) by operating activities of continuing operations.

(in Millions)	Nine Months Ended September 30,
	2026	2025
Income from continuing operations before non-operating pension, postretirement and other charges (income), interest expense, net and income taxes (GAAP)	$(1,312.9)	$(211.7)
Restructuring and other charges (income), adjustments for commercial actions, non-cash adjustments for India held for sale business, and depreciation and amortization	1,650.6	479.5
Change in trade receivables, net (1)	193.4	(311.6)
Change in guarantees of vendor financing	5.8	(42.8)
Change in advance payments from customers (2)	(452.6)	(453.8)
Change in accrued customer rebates (3)	93.8	342.5
Change in inventories (4)	(194.3)	(146.6)
Change in accounts payable (5)	(60.7)	(28.2)
Change in all other operating assets and liabilities (6)	173.1	103.2
Restructuring and other spending (7)	(115.1)	(81.0)
Environmental spending, continuing, net of recoveries (8)	(26.7)	(23.8)
Pension and other postretirement benefit contributions (9)	(5.4)	(2.7)
Net interest payments (10)	(143.5)	(130.0)
Tax payments, net of refunds (11)	(36.8)	(156.3)
Cash provided (required) by operating activities of continuing operations (GAAP)	$(231.3)	$(663.3)
____________________
(1)Both periods include the impacts of seasonality and the receivable build intrinsic in our business. The change in cash flows related to trade receivables in 2026 was driven by lower revenues year over year. Timing of collections and timing of the application of advance payments also contributed to the change compared to prior year. Collection timing is more pronounced in certain countries such as Brazil where there may be terms significantly longer than the rest of our business. Additionally, timing of collection is impacted as amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.
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
(5)The 2026 change in cash flows was driven by the timing of payments made to suppliers and vendors. As of September 30, 2026, approximately 100% of our accounts payable balance was considered current, which we define as outstanding less than 30 days past the invoice due date. In accordance with our standard terms, invoices are held for payment when there is an open dispute with the vendor. The remaining balance of accounts payable primarily consists of invoices that meet this criterion.
(6)Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. The change during the nine months ended September 30, 2026 includes $200.0 million of cash received as an initial prepurchase payment in connection with the licensing agreement for rimisoxafen entered into with Corteva, Inc. in June 2026. For additional details on the transaction, see Note 3.
(7)In addition to cash payments shown in our roll forward of restructuring reserves in Note 8 to our consolidated financial statements included within this Form 10-Q, the restructuring and other spending amount above for the nine months ended September 30, 2026 includes spending of $18.3 million primarily in connection with the India held for sale business. For additional detail on restructuring and other charges activities, see Note 8.
(8)The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Refer to Note 11 for more details.
(9)There were no voluntary contributions to our U.S. qualified defined benefit plan, which is slightly over funded, for the nine months ended September 30, 2026 and 2025.
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
Cash provided (required) by operating activities of discontinued operations was $(54.2) million and $(53.7) million for the nine months ended September 30, 2026 and 2025, respectively.
Cash required by operating activities of discontinued operations is directly related to environmental, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings and historical restructuring activities.
Cash provided (required) by investing activities of continuing operations was $(18.2) million and $(84.4) million for the nine months ended September 30, 2026 and 2025, respectively.
Cash required by investing activities of continuing operations decreased during the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to lower capital expenditures.
Cash provided (required) by financing activities of continuing operations was $457.8 million and $932.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash provided by financing activities of continuing operations decreased during the nine months ended September 30, 2026, compared to the same period in the prior year. During the nine months ended September 30, 2026, we received the proceeds of $1.2 billion from the Senior Secured Notes offering, which were used to redeem $500.0 million of senior notes due in October 2026. In September 2026, Tessenderlo Group purchased approximately 30 million shares at a price of $13.30 per share representing a minority equity investment in FMC, resulting in proceeds of $403.2 million. The remaining proceeds from the Senior Secured Notes offering, along with the proceeds from the prepayment received in connection with the licensing agreement for rimisoxafen and the Tessenderlo Group's equity investment, were used to repay outstanding borrowings under the Revolving Credit Facility. Dividends paid during the nine months ended September 30, 2026 decreased compared to the prior year period due to the reduction in our quarterly dividend, which was part of a broader response to the challenges the Company is facing and to further prioritize debt reduction. There were no share repurchases during the three months ended September 30, 2026 and 2025 under the publicly announced program.

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
The table below presents a reconciliation of free cash flow from the most directly comparable U.S. GAAP measure:

FREE CASH FLOW RECONCILIATION

(in Millions)	Nine Months Ended September 30,
	2026	2025
Cash provided (required) by operating activities of continuing operations (GAAP) (1)	$(231.3)	$(663.3)

Capital expenditures (2)	(29.7)	(70.3)
Other investing activities (2)	12.3	(1.2)
Capital additions and other investing activities	$(17.4)	$(71.5)

Cash provided (required) by operating activities of discontinued operations	(54.2)	(53.7)
Divestiture transaction costs (3)	14.0	—
Free cash flow (non-GAAP) (4)	$(288.9)	$(788.5)
___________________
(1)The nine months ended September 30, 2026 includes cash payments of $115.1 million for restructuring activities primarily related to the Project Focus and Project Foundation transformation programs. The nine months ended September 30, 2025 includes cash payments of $77.0 million made in connection with Project Focus.
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

2026 Cash Flow Outlook
Our cash needs for 2026 include operating cash requirements (particularly working capital, as well as environmental, asset retirement obligation, and restructuring spending), capital expenditures, as well as mandatory payments of debt and dividend payments. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed Revolving Credit Facility. At September 30, 2026, our remaining borrowing capacity under our credit facility was $1,661.4 million.
We expect 2026 cash provided (required) by operating activities of continuing operations and free cash flow (non-GAAP) to decrease slightly as a result of lower Adjusted EBITDA and higher restructuring spending partially offset by the lower cash taxes, improved working capital performance, including other assets and liabilities, and the proceeds from the rimisoxafen licensing agreement. We also expect the proceeds from the anticipated completion of the sale of our India commercial business to be used to pay down debt.
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
Environmental
Projected 2026 spending, net of recoveries includes approximately $40 million to $50 million of net environmental remediation spending for our sites accounted for within continuing operations. Environmental obligations for continuing operations primarily represent obligations at shut down or abandoned facilities within businesses that do not meet the criteria for presentation as discontinued operations.
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
Restructuring and other spending
We expect to make payments, net of recoveries, of approximately $180 million in 2026, which primarily consists of Project Foundation and the remaining obligations associated with Project Focus activities. Restructuring and other spending may be partially offset by cash proceeds from the sale of certain assets as part of Project Foundation, which are presented in Other investing activities on our consolidated statement of cash flows. As previously noted in the section titled "Results of Operations," we expect to incur approximately $700 million to $775 million of pre-tax restructuring charges in connection with Project Foundation in total over the life of the program. This includes $490 million to $505 million of non-cash asset write-off charges, including the write-off of certain receivables primarily due to a change in our commercial strategy in Latin America. The initiatives under Project Foundation are expected to deliver or more of annual run-rate savings by the end of 2027 once fully implemented. The targeted annual run-rate savings under Project Foundation is $200 million by the end of 2027 from the program once fully implemented.
We have implemented substantially all the activities associated with Project Focus. During the nine months ended September 30, 2026, we made cash payments of $59.7 million primarily related to the cash payments required in association with contract abandonment activities executed under the program.
Capital additions
Projected 2026 capital expenditures are expected to be in the range of approximately $45 million to $55 million. The spending is lower than the prior year as a result of manufacturing footprint changes associated with Project Foundation.

Share repurchases
Except for purchases associated with our equity compensation plans, we have not made any share repurchases during the three months ended September 30, 2026 and we do not anticipate any share repurchases during 2026 in compliance with the amendment to the Company's credit agreement. See Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities for additional information regarding the Company's publicly announced repurchased program authorized in February 2022.
Dividends
During the nine months ended September 30, 2026 and September 30, 2025, we paid dividends of $30.4 million and $218.4 million, respectively. As part of a broader response to the challenges the company is facing and to further prioritize debt reduction, the Board of Directors in October 2025 made the decision to reduce the quarterly dividend to $0.08 per share. On October 15, 2026, we paid dividends totaling $12.6 million to our shareholders of record as of September 30, 2026. Future cash dividends, as always, will depend on a variety of factors, including earnings, capital requirements, financial condition, general economic conditions and other factors considered relevant by us and is subject to final determination by our Board of Directors. The company has a long history of returning cash to shareholders and will continue to evaluate its capital allocation on an ongoing basis. Increases to the Company’s regular quarterly dividend are limited in connection with the Company's credit agreement as amended in December 2025.
Commitments and Contingencies
See Note 18 to the consolidated financial statements included in this Form 10-Q.
Contractual Commitments
Information related to our contractual commitments at December 31, 2025 can be found within Part II, Item 7 of our 2025 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2026.
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
At September 30, 2026, our financial instrument position was a net asset of $29.5 million compared to a net liability of $9.5 million at December 31, 2025. The change in the net financial instrument position was primarily due to fluctuations in our foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among electricity and natural gas. We may attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and electricity by entering into physical and financial derivative contracts. To analyze the effect of changing energy prices, we perform a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2026 and December 31, 2025, with all other variables (including interest rates) held constant. As of September 30, 2026 and December 31, 2025, we had no open commodity contracts, and, as a result, there was no sensitivity analysis performed over commodity price risk for the periods presented.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2026 and December 31, 2025, with all other variables (including interest rates) held constant.

(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset (liability) position at September 30, 2026	$29.5	$(16.5)	$43.9

Net asset (liability) position at December 31, 2025	$(9.5)	$(69.9)	$22.7
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2026 and December 31, 2025, we had no outstanding interest rate swap contracts, and, as a result, there was no sensitivity analysis performed over interest rate risk for the periods presented.
Our debt portfolio, at September 30, 2026, is composed of 95 percent fixed-rate debt and 5 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at September 30, 2026, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $1.6 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.6 million for the nine months ended September 30, 2026.
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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 2026	238	$11.20	—	$—	$825,000,142
August 2026	3,764	10.79	—	—	825,000,142
September 2026	12,387	10.04	—	—	825,000,142
Total Q3 2026	16,389	$10.23	—	$—	$825,000,142
___________________
(1)    Consists of shares purchased in open market transactions by the independent trustee of the FMC Corporation Non-Qualified Savings and Investment Plan ("NQSP").
In February 2022, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. In connection with an amendment to the Company's credit agreement in February 2025, the Company agreed that it will not repurchase shares until December 31, 2028, with the exception of share repurchases under our equity compensation plans. Therefore, there were no share repurchases under the publicly announced repurchase program during the nine months ended September 30, 2026. At September 30, 2026, $825 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers

On July 31, 2026, Jacqueline Scanlan, Executive Vice President and Chief Human Resources Officer, (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Plan provides for the sale of up to 33,075 shares. The Plan will terminate on the earlier of (i) March 5, 2027, (ii) the execution of all trades contemplated by the Plan, or (iii) the valid exercise of termination rights under the Plan by either Jacqueline Scanlan or the broker of the Plan.

No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended September 30, 2026.

ITEM 6.    EXHIBITS

*10.1	Investor Agreement, dated September 23, 2026, by and between FMC Corporation and Tessenderlo Group NV (Exhibit 10.1 to the Current Report on the Form 8-K filed on September 23, 2026)
*10.2
Registration Rights Agreement, dated September 23, 2026, by and among FMC Corporation, Tessenderlo Group NV and the other Securityholders (as defined therein) party thereto (Exhibit 10.2 to the Current Report on the Form 8-K filed on September 23, 2026)

*10.3
Amendment No. 8, dated as of October 21, 2026, to Fifth Amended and Restated Credit Agreement, dated as of June 17, 2022, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, each lender and issuing bank party thereto, and Citibank, N.A., as Administrative Agent for such lenders. (Exhibit 10.1 to the Current Report on the Form 8-K Filed on October 21, 2026)

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
Date: October 30, 2026